Form 10-Q
period 1996-03-31
SCP POOL CORP
filed 1996-05-08
CIK 945841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996, OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.


                          COMMISSION FILE NO.: 0-26640
                                               -------


                                SCP POOL CORPORATION
- --------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                        36-3943363
- -------------------------------                       -------------------
(State or other jurisdiction of                        (I.R.S. Employer
incorporation or organization)                        Identification No.)


        128 Northpark Boulevard, Covington, Louisiana      70433-5070
        ---------------------------------------------      ----------
        (Address of principal executive offices)           (Zip Code)


                                   504-892-5521
- --------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)


- --------------------------------------------------------------------------------
             (former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                      ---    ---

At April 30, 1996, there were 4,222,809 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                             SCP POOL CORPORATION


                               TABLE OF CONTENTS

Part I.  Financial Information                                               Page
                                                                             ----

         Item 1.     Financial Statements

                     Consolidated Balance Sheets -- March 31, 1996
                      (Unaudited) and December 31, 1995......................  1

                     Consolidated Statements of Income -- Three Months
                      Ended March 31, 1996 and 1995 (Unaudited)..............  2

                     Consolidated Statements of Cash Flows -- Three Months
                      Ended March 31, 1996 and 1995 (Unaudited)..............  3

                     Notes to Consolidated Financial Statements (Unaudited)--
                      March 31, 1996.........................................  4

         Item 2.     Management's Discussion and Analysis of Financial
                      Condition and Results of Operations....................  7

Part II. Other Information

         Items 1.-6. ........................................................ 15

                              SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                         MARCH 31,   DECEMBER 31,
                                           1996          1995
                                        -----------  ------------
                                        (Unaudited)     (Note)
     ASSETS
     Current assets:
          Cash and cash equivalents       $  4,418        $ 2,043
          Receivables                       26,803         12,090
          Inventory, primarily goods
           purchased for resale             45,168         25,230
          Prepaid expenses                     576            363
          Deferred income taxes                152            145
                                        -------------------------
            Total current assets            77,117         39,871
     Property and equipment, net             3,560          3,470
     Goodwill, net                          29,533         29,725
     Other assets, net                       2,232          2,331
                                        -------------------------
          Total assets                    $112,442        $75,397
                                        =========================

     LIABILITIES AND STOCKHOLDERS'
      EQUITY
     Current liabilities:
          Accounts payable                $ 42,722        $12,726
          Accrued and other current
           liabilities                       4,883          3,075
          Current portion of long-term
           debt                              3,509          2,883
                                        -------------------------
            Total current liabilities       51,114         18,684
          Deferred income taxes                881            843
          Long-term debt, less current
           portion                          28,092         23,593

     Stockholders' equity:
          Preferred stock, $.01 par
           value; 100,000 shares
           authorized                           --             --
          Common stock, $.001 par
           value; 10,000,000 shares
           authorized; 4,222,809 shares
           issued and outstanding in
           1996 and 1995                         4              4

          Additional paid-in capital        29,587         29,587
          Retained earnings                  2,764          2,686
                                        -------------------------
            Total stockholders' equity      32,355         32,277
                                        -------------------------
               Total liabilities and
                stockholders' equity      $112,442        $75,397
                                        =========================

   Note:  The balance sheet at December
    31, 1995 has been derived from the
    audited financial statements at
    that date but does not include all
    of the information and footnotes
    required by generally accepted
    accounting principles for complete
    financial statements.

See accompanying notes.

                             SCP POOL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                           THREE MONTHS ENDED
                                               MARCH 31,
                                            1996       1995
                                          -------------------
                                              (Unaudited)

Net sales                                  $41,145    $25,846
Cost of sales                               31,872     19,892
                                          -------------------
Gross profit                                 9,273      5,954

Warehouse expense                            1,971      1,163
Selling and administrative expenses          6,367      3,960
Goodwill amortization                          192        178
                                          -------------------
Operating income                               743        653

Other income (expense):
 Interest expense                             (588)    (1,116)
 Amortization expense                         (132)      (141)
 Management fees paid to majority               --        (63)
  stockholder
 Miscellaneous income                          106         22
                                          -------------------
                                              (614)    (1,298)
                                          -------------------
Income (loss) before income taxes              129       (645)
Provision (benefit) for income taxes            51       (240)
                                          -------------------
Net income (loss)                          $    78    $  (405)
                                          ===================

Net income (loss) per share of
 common stock:
 Primary                                      $.02      $(.29)
                                          ===================
 Fully diluted                                $.02      $(.29)
                                          ===================

Average shares outstanding:
 Primary                                     4,223      1,384
                                          ===================
 Fully diluted                               4,308      1,384
                                          ===================

See accompanying notes.

                             SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                           THREE MONTHS ENDED
                                               MARCH 31,
                                            1996       1995
                                           ------------------
                                              (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                          $    78    $  (405)
Adjustments to reconcile net income
 (loss) to net cash used in operating
 activities                                 (2,552)    (8,744)
                                           ------------------
Net cash used in operating activities       (2,474)    (9,149)

INVESTING ACTIVITIES
Acquisition of businesses                       --     (5,931)
Purchase of property and equipment            (302)      (169)
Proceeds from sale of property and
 equipment                                      26          4
                                           ------------------
Net cash used in investing activities         (276)    (6,096)

FINANCING ACTIVITIES
Proceeds on long-term debt                      --      7,200
Net borrowings of revolving loan             5,500      9,825
Payments on long-term debt                    (375)      (385)
Issuance of common stock                        --        300
                                           ------------------
Net cash provided by financing
 activities                                  5,125     16,940
                                           ------------------

Change in cash and cash equivalents          2,375      1,695
Cash and cash equivalents at beginning
 of period                                   2,043        844
                                           ------------------
Cash and cash equivalents at end
 of period                                 $ 4,418    $ 2,539
                                           ==================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                 $   529    $ 1,064
                                           ==================
  Income taxes, net of refunds             $    --    $    --
                                           ==================

SUPPLEMENTAL DISCLOSURE OF
 NONCASH INVESTING AND FINANCING
 ACTIVITIES
Long-term debt issued to acquire
 businesses                                $    --    $ 2,650
                                           ==================

See accompanying notes.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--

                                MARCH 31, 1996



1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of the results of the interim periods.

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

During the three-month period ended March 31, 1996, the Company adopted FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. The adoption of the Statement had no effect on the Company's financial statements.

2. DESCRIPTION OF BUSINESS

As of April 30, 1996, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 44 service centers in 22 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms. The Company also owns and operates a manufacturing and repackaging facility in Dallas, Texas, which produces a substantial portion of the Company's chemical products and also sells to other wholesale distributors and large retailers.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

3. EARNINGS PER SHARE

Primary income (loss) per common share equals net income (loss) divided by the weighted average number of common shares outstanding during the period. For 1996, fully diluted income per common share equals net income plus the after tax interest incurred on the Company's convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes. For 1995, the effects of the convertible notes are antidilutive and, therefore, are not included in the fully diluted income per share calculation. For both 1996 and 1995, the effect of stock options outstanding are immaterial.

The Company completed its initial public offering of its common stock in October 1995. A recapitalization occurred in connection with this public offering which included the exchange of $7,200,000 of Junior Subordinated Notes for shares of common stock.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

3. EARNINGS PER SHARE (CONTINUED)

The computation of net income, weighted average shares outstanding and net income per share, assuming the Company's initial public offering (the "Offering") and recapitalization had taken place at the beginning of 1995, are as follows (in thousands, except per share data):

                                                           THREE MONTHS
                                                              ENDED
                                                            MARCH 31,
                                                               1995
                                                           ------------
NET INCOME
Primary:
 Historical net loss                                         $ (405)
 Adjustments:
  Interest expense resulting from recapitalization and the
   application of net proceeds of the Offering                  627
  Management fee paid to majority                                63
   stockholder
  Amortization of financing fees of                              43
   indebtedness repaid
  Income tax effect                                            (286)
                                                           ------------

 Adjusted net income                                             42
Fully diluted:
 Adjustment for interest expense, net of tax, on
  Convertible Notes                                               2
                                                           ------------
 Adjusted net income                                         $   44
                                                           ============

WEIGHTED AVERAGE SHARES OUTSTANDING
Primary:
 Historical weighted average shares of common stock           1,384
 Adjustment for shares added as a result of:
  Conversion of Junior Subordinated Notes                       686
  Initial public offering                                     2,053
  Exercise of overallotment option                              100

                                                           ------------
                                                              4,223
Fully diluted:
 Adjustment for shares related to Convertible Notes              85

                                                           ------------
                                                              4,308
                                                           ============
SUPPLEMENTARY NET INCOME PER SHARE
     Primary                                                   $.01
                                                           ============
     Fully diluted                                             $.01
                                                           ============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its predecessor. From its inception in 1980 through the end of 1993, the Predecessor steadily increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown by opening new service centers and increasing sales to new and existing customers, and through strategic acquisitions. From January 1, 1990 to March 31, 1996, the Company expanded from 8 service centers in 6 states to 44 service centers in 22 states.

The Company's acquisitions since the SCP Acquisition include: (i) the acquisition of certain assets of Aqua Fab Industries, Inc. in January 1994 (the "Aqua Fab Acquisition"), including eight service centers in the southeast and midwest regions of the United States, three of which the Company subsequently closed and consolidated into existing service centers; (ii) the acquisition by Alliance Packaging, Inc., an indirect wholly owned subsidiary of the Company, of the chemical manufacturing and repacking assets of York Chemical Corporation and Wexco Incorporated in January 1995 (the "York Acquisition"); (iii) the acquisition of all of the outstanding capital stock of Orcal Pool Supplies, Inc. in February 1995, in which the Company acquired nine service centers located in California (the "Orcal Acquisition"); (iv) the acquisition of certain assets of Aqua Chemical Sales and Delivery, Inc. in March 1995, primarily inventory and one service center located in Illinois (the "Aqua Acquisition"); (v) the acquisition of certain assets of Crest Distribution (a division of Aman Enterprises, Inc.) in October 1995, primarily inventory and one service center in each of Oregon and Washington; and (vi) the acquisition of all of the outstanding capital stock of Steven Portnoff Corporation in November 1995, in which the Company acquired one service center in Arizona, and the acquisition of certain assets and the assumption of certain liabilities of Pool Mart of Nevada, Inc. in December 1995, in which the Company acquired one service center in Nevada (collectively referred to as the "Allied Acquisition").

The Company derives its revenues primarily from the sale of swimming pool supplies and related products, including chemicals, cleaners, packaged pools and liners, filters, heaters, pumps, lights, repair parts and other equipment required to build, maintain, install and overhaul residential and small commercial swimming pools. The Company sells its products primarily to swimming pool remodelers and builders, independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small, family owned businesses with relatively limited capital resources. The Company maintains a strict credit policy. Losses from customer receivables have historically been within management's expectations.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

GENERAL (CONTINUED)

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters.

The swimming pool supply industry is affected by various factors, including general economic conditions, the level of new housing construction, weather and consumer attitudes towards pool chemical products for environmental or safety reasons. Although management believes that the Company's geographic diversity could mitigate the effect of a regional economic downturn and that the continuing maintenance and repair needs for existing swimming pools could mitigate the effect of a general economic downturn, there can be no assurance that the Company's results of operations and expansion plans would not be materially adversely affected by any of such downturns.

The principal components of the Company's expenses include cost of goods sold, which represents the amount paid to manufacturers for products, and operating expenses, which are primarily related to labor, occupancy, commissions and marketing. Some geographic markets serviced by the Company, particularly California, Texas and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

The Company completed an initial public offering of its common stock in October 1995. The net proceeds of the offering were used primarily to reduce indebtedness and resulted in an extraordinary charge, net of tax, in the Company's results of operations in the fourth quarter of 1995 of approximately $750,000 to account for the write-off of deferred financing costs and the payment of a prepayment premium associated with extinguishing such indebtedness. In addition, the management agreement between the Company and its principal stockholder was terminated as of the consummation of the offering and, as a result, no management fees will be payable with respect thereto after such time.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such year.

                                         THREE MONTHS
                                        ENDED MARCH 31
                                        1996     1995
                                        --------------
Net sales                               100.0%   100.0%
Cost of sales                            77.5     77.0
                                        --------------
Gross profit                             22.5     23.0
Warehouse expense                         4.8      4.5
Selling and administrative expenses      15.5     15.3
Goodwill amortization                     0.5      0.7
                                        --------------
Operating income                          1.7      2.5

Other income (expense):
 Interest expense                        (1.4)    (4.3)
 Amortization expense                    (0.3)    (0.5)
 Miscellaneous                            0.3     (0.1)
                                        --------------
Income (loss) before income taxes         0.3%   (2.4)%
                                        ==============

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

The following discussions compare the results of operations of the Company for the three-month periods ended March 31, 1996 and 1995.

Three Months Ended March 31, 1996 Compared to Three Months Ended March 31, 1995

Net sales increased by $15.3 million, or 59.2%, to $41.1 million in the three months ended March 31, 1996 from $25.8 million in the comparable 1995 period. An increase in comparable service center sales of approximately 16.0% accounted for $3.4 million of the increase. Service centers acquired in 1995 accounted for $8.2 million (of which $4.1 million related to centers acquired in the Orcal Acquisition) of the increase in net sales, and an increase in sales at new service centers accounted for $1.6 million of the total increase. The remaining increase is primarily due to an increase in net sales to third parties by Alliance Packaging, Inc.

Gross profit increased by $3.3 million, or 55.7%, to $9.3 million in the three months ended March 31, 1996 from $6.0 million in the comparable 1995 period.

Gross profit as a percentage of net sales, however, declined 0.5% to 22.5% in the 1996 period from 23.0% in the 1995 period. A majority of the decrease in gross profit margin was attributable to lower margins realized at the service centers acquired in the Orcal Acquisition, which generated gross profit margins of approximately 19.5% versus 23.9% for all other service centers. Because of competition in the California market and higher product costs, particularly for chemicals and packaged pools, gross profit margins were negatively impacted during the three months ended March 31, 1996. In the future, this competition and higher product costs may continue to result in lower gross profit margins in the California market, as compared to other markets in which the Company operates.

Operating expenses increased by $3.2 million, or 60.3%, to $8.5 million in the three months ended March 31, 1996 from $5.3 million in the comparable 1995 period. Operating expenses as a percentage of sales increased by 0.3% to 20.8% in the 1996 period from 20.5% in the 1995 period. The increase was primarily attributable to salaries, higher occupancy expenses in California, commissions and other costs associated with increased employment at the service centers acquired in 1995.

Interest and other expenses decreased to $0.6 million in the three months ended March 31, 1996 from $1.3 million in the comparable 1995 period. The decrease was primarily attributable to the reduction in the Company's debt with the proceeds from the Company's initial public offering in October 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters.

The Company experiences a build-up of inventory and accounts payable during the first and second quarters of the year in anticipation of the peak swimming pool supply selling season. The Company's peak borrowing occurs during the second quarter, primarily because dated accounts payable offered by the Company's suppliers typically are payable in April, May and June, while the Company's peak accounts receivable collections typically occur in June, July and August.

The principal external factor affecting the Company's business is weather. Hot weather can increase purchases of chemicals and supplies and pool installations. Unseasonably cool weather or extraordinary amounts of rainfall during the peak sales season can decrease purchases of chemicals and supplies and pool installations. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, therefore, the Company's sales.

To encourage preseason orders, the Company, like many other swimming pool supply distributors, utilizes preseason sales programs which provide for extended dating terms and other incentives to its customers. Some of the Company's suppliers also offer extended dating terms on certain products to the Company for preseason or early season purchases. In offering extended dating terms to its customers and accepting extended dating terms from its suppliers, the Company effectively finances a portion of its receivables with extended payables.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open its new stores at the end of the fourth quarter or the beginning of the first quarter to take advantage of preseason sales programs and the peak season.

The following table sets forth certain unaudited quarterly data for 1995 and the first quarter for 1996 which, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                             1995                      1996
                                           ----------------------------------------   -------
                                             1ST        2ND        3RD        4TH       1ST
                                           QUARTER    QUARTER    QUARTER    QUARTER   QUARTER
                                           -------    -------    -------    -------   -------
                                                         (Dollars in thousands)
     Net sales                             $25,846    $66,667    $47,229    $21,353   $41,145
     Gross profit                            5,954     14,799     10,399      5,969     9,273
     Operating income (loss)                   653      7,447      3,236     (1,814)      743
     Net sales as a percentage of
      annual net sales                          16%        42%        29%        13%      N/A

     Gross profit as a percentage of annual
      gross profit                              16%        40%        28%        16%      N/A

     Operating income (loss) as a percentage
      of annual operating income                 7%        78%        34%       (19)%     N/A

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred approximately $36.1 million of debt in connection with the SCP Acquisition. Since the SCP Acquisition, the Company has financed its business activities and subsequent acquisitions through borrowings under the Credit Agreement, dated as of December 31, 1993, as amended, by and among South Central Pool Supply, Inc. (the Company's wholly owned subsidiary), The First National Bank of Chicago, as agent, and various lenders from time to time party thereto (the "Senior Loan Facility"), augmented by internally generated cash flow, operating leases and normal trade credit terms. During 1995, the Company borrowed approximately $11.1 million to finance acquisitions. In addition, indebtedness increased by approximately $6.6 million to

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

meet seasonal working capital requirements. These additional borrowings were offset by approximately $6.5 million of repayments in connection with the Initial Public Offering in October 1995.

During the three months ended March 31, 1996, the Company borrowed $5.5 million to meet seasonal working capital requirements and made scheduled payments of $375,000 required under its Senior Loan Facility. During the three months ended March 31, 1995, the Company borrowed approximately $8.6 million, of which $2.7 million was financed by the seller of Orcal, to finance the York, Orcal and Aqua acquisitions. Additionally, indebtedness increased by $11.1 million to meet seasonal working capital requirements. The increase from December 31, 1995 to March 31, 1996 in the amount of the Company's inventory and accounts payable is a result of the Company's anticipation of the peak swimming pool supply selling season. The increase in receivables is primarily due to seasonal sales.

Excluding acquisitions, the Company made capital expenditures of $169,000 and $205,000 in the three months ended March 31, 1995 and 1996, respectively.

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which as of March 31, 1996, consisted of a term loan and a revolving credit facility. These sources have been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of March 31, 1996, the Company had approximately $6.5 million available for borrowing under the revolving loan portion of the Senior Loan Facility, the only additional credit source currently available to the Company.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.00% to 0.25% or
(ii) LIBOR plus a margin ranging from 1.25% to 1.75%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company, including the capital stock of Alliance Packaging, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of March 31, 1996, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires December 31, 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

To finance future acquisitions, the Company expects to utilize its ability to borrow additional funds. Depending on market conditions, the Company may also incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

INFLATION

The Company does not believe that inflation has had a significant impact on its results of operations for the periods presented.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this Quarterly Report on Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the sensitivity of the swimming pool supply business to cool or rainy weather; (iii) the intense competition and low barriers to entry in the swimming pool supply industry; (iv) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged; (v) the sensitivity of the swimming pool supply business to general economic conditions;
(vi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (vii) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage and repackaging of chemicals sold by the Company; and (viii) the other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause such results to differ materially from the Company's expectations described above.

Part II.  Other Information

      Item 1.  Legal Proceedings

               The Company currently is not involved in any material legal proceedings.

      Item 2.  Changes in Securities

               None

      Item 3.  Defaults Upon Senior Securities

               None

      Item 4.  Submission of Matters to a Vote of Security Holders

               None

      Item 5.  Other Information

               None

      Item 6.  Exhibits and Reports on Form 8-K

               (a) Exhibits

                   27.1   Financial Data Schedule

               (b) Reports on Form 8-K

                   No reports on Form 8-K have been filed during the three months ended March 31, 1996.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           SCP POOL CORPORATION
                                  --------------------------------------



DATE:  May 7, 1996            BY: /s/ Maurice Van Dyke
     -----------------------      --------------------------------------
                                  Maurice Van Dyke, Chief Financial Officer,
                                  Treasurer and Secretary and duly authorized
                                  signatory on behalf of the Registrant