Form 10-Q
period 1996-06-30
SCP POOL CORP
filed 1996-08-07
CIK 945841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996, OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.


                         COMMISSION FILE NO.: 0-26640
                                              -------


                             SCP POOL CORPORATION
- -------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           DELAWARE                                             36-3943363
- -------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


128 Northpark Boulevard, Covington, Louisiana                   70433-5070
- ---------------------------------------------               -------------------
(Address of principal executive offices)                        (Zip Code)


                                 504-892-5521
- -------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


- -------------------------------------------------------------------------------
   (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
                                       -   -
At July 31, 1996, there were 4,222,809 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                              SCP POOL CORPORATION



                               TABLE OF CONTENTS


Part I.   Financial Information                                             Page
                                                                            ----
          Item 1.  Financial Statements

                   Consolidated Balance Sheets - June 30, 1996
                     (Unaudited) and December 31, 1995......................  1

                   Consolidated Statements of Income --
                     Three Months Ended March 31, 1996 and
                     1995 (Unaudited) and Six Months Ended
                     June 30, 1996 and 1995 (Unaudited).....................  2

                   Consolidated Statements of Cash Flows --
                     Six Months Ended June 30, 1996 and 1995
                     (Unaudited)............................................  3

                   Notes to Consolidated Financial Statements
                     (Unaudited)--June 30, 1996.............................  4

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations....................  7

Part II.  Other Information

          Items 1. - 6...................................................... 16


                              SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)



                                           JUNE 30,    DECEMBER 31,
                                             1996          1995
                                          -----------  ------------
                                          (Unaudited)     (Note)

ASSETS
Current assets:
  Cash and cash equivalents               $  4,451        $ 2,043
  Receivables                               31,584         12,090
  Inventory, primarily goods purchased
    for resale                              38,520         25,230
  Prepaid expenses                           1,119            363
  Deferred income taxes                        151            145
                                          -------------------------
    Total current assets                    78,825         39,871
  Property and equipment, net                3,492          3,470
  Goodwill, net                             29,341         29,725
  Other assets, net                          2,139          2,331
                                          -------------------------
    Total assets                          $110,797        $75,397
                                          =========================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                        $ 24,997        $12,726
  Accrued and other current liabilities      7,731          3,075
  Current portion of long-term debt          3,635          2,883
                                          -------------------------
    Total current liabilities               36,363         18,684
Deferred income taxes                          881            843
Long-term debt, less current portion        35,584         23,593


Stockholders' equity:
  Preferred stock, $.01 par value;
    100,000 shares authorized                    -              -
  Common stock, $.001 par value;
    10,000,000 shares authorized;
    4,222,809 shares issued and
    outstanding in 1996 and 1995                 4              4
  Additional paid-in capital                29,587         29,587
  Retained earnings                          8,378          2,686
                                          -------------------------
    Total stockholders' equity              37,969         32,277
                                          -------------------------
      Total liabilities and
        stockholders' equity              $110,797        $75,397
                                          =========================

    Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              SCP POOL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                                     JUNE 30,                 JUNE 30,
                                                                  1996      1995          1996          1995
                                                                -------   -------       --------      -------
                                                                   (Unaudited)               (Unaudited)
            Net sales                                           $85,867   $66,667       $127,012      $92,513
            Cost of sales                                        65,825    51,868         97,697       71,760
                                                                ---------------------------------------------
            Gross profit                                         20,042    14,799         29,315       20,753

            Warehouse expense                                     2,637     2,049          4,608        3,212
            Selling and administrative
             expenses                                             7,369     5,121         13,736        9,081
            Goodwill amortization                                   193       182            385          360
                                                                ---------------------------------------------
            Operating income                                      9,843     7,447         10,586        8,100

            Other income (expense):
              Interest expense                                     (684)   (1,477)        (1,272)      (2,593)
              Amortization expense                                 (133)     (167)          (265)        (308)
              Management fees paid to majority stockholder            -       (62)             -         (125)
              Miscellaneous income                                  177        60            283           82
                                                                ---------------------------------------------
                                                                   (640)   (1,646)        (1,254)      (2,944)
                                                                ---------------------------------------------
            Income before income taxes                            9,203     5,801          9,332        5,156
            Provision for income taxes                            3,588     2,215          3,639        1,975
                                                                ---------------------------------------------
            Net income                                          $ 5,615   $ 3,586       $  5,693      $ 3,181
                                                                =============================================

            Net income per share of common stock:
             Primary                                            $  1.33   $  2.59       $   1.35      $  2.30
                                                                =============================================
             Fully diluted                                        $1.30     $2.44          $1.32        $2.17
                                                                =============================================

            Average shares outstanding:
             Primary                                              4,223     1,384          4,223        1,384
                                                                =============================================
             Fully diluted                                        4,308     1,469          4,308        1,469
                                                                =============================================

See accompanying notes.

                             SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)

                                                   SIX MONTHS ENDED
                                                       JUNE 30,
                                                   1996        1995
                                                   -------- ----------
                                                     (Unaudited)
OPERATING ACTIVITIES
Net income                                         $  5,693   $  3,181
Adjustments to reconcile net income
 to net cash used in operating
 activities                                         (15,660)   (11,987)
                                                   --------------------
Net cash used in operating
 activities                                          (9,967)    (8,806)

INVESTING ACTIVITIES
Acquisition of businesses                                 -     (6,013)
Purchase of property and equipment                     (514)      (363)
Proceeds from sale of property and equipment          1,466          4
                                                   --------------------
Net cash used in investing activities                  (368)    (6,372)

FINANCING ACTIVITIES
Proceeds on long-term debt                                -      7,200
Net borrowings of revolving loan                     14,500     12,065
Payments on long-term debt                           (1,757)      (750)
Issuance of common stock                                  -        300
                                                   -------------------
Net cash provided by financing activities            12,743     18,815
                                                   -------------------

Change in cash and cash equivalents                   2,408      3,637
Cash and cash equivalents at beginning of period      2,043        844
                                                   -------------------
Cash and cash equivalents at end of period         $  4,451   $  4,481
                                                   ===================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the period of:
 Interest                                          $  1,139   $  2,145
                                                   ===================
 Income taxes                                      $      -   $   (284)
                                                   ===================

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
 AND FINANCING ACTIVITIES
Long-term debt issued to acquire businesses        $      -   $  2,650
                                                   ===================


See accompanying notes.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--

                                 JUNE 30, 1996



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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month or six-month periods ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of June 30, 1996, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 44 service centers in 22 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms. The Company through its wholly owned subsidiary, Alliance Packaging, Inc. (Alliance) also owns and operates a manufacturing and repackaging facility in Dallas, Texas, which produces a substantial portion of the Company's chemical products and also sells to other wholesale distributors and large retailers.

3. EARNINGS PER SHARE

Primary income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Fully diluted income per common share equals net income plus the after tax interest incurred on the Company's convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes. For both 1996 and 1995, the effect of stock options outstanding are immaterial.

                             SCP POOL CORPORATION

3. EARNINGS PER SHARE (CONTINUED)

The Company completed its initial public offering of its common stock in October 1995. A recapitalization occurred in connection with this public offering which included the exchange of $7,200,000 of Junior Subordinated Notes for shares of common stock.

The computation of net income, weighted average shares outstanding and net income per share, assuming the Company's initial public offering and recapitalization had taken place at the beginning of 1995, are as follows (in thousands, except per share data):

                                                                                  THREE MONTHS   SIX MONTHS
                                                                                      ENDED         ENDED
                                                                                    JUNE 30,      JUNE 30,
                                                                                      1995          1995
                                                                                  -------------------------
NET INCOME
Primary:
  Historical net income                                                            $  3,586       $  3,181
  Adjustments:
    Interest expense resulting from recapitalization and the
     application of net proceeds of the offering                                        627          1,254
    Management fee paid to majority stockholder                                          62            125
    Amortization of financing fees of indebtedness repaid                                43             86
    Income tax effect                                                                  (285)          (571)
                                                                                   ----------------------------
  Adjusted net income                                                              $  4,033       $  4,075
Fully diluted:
  Adjustment for interest expense, net of tax, on Convertible Notes                       2              4
                                                                                   ----------------------------
  Adjusted net income                                                              $  4,035       $  4,078
                                                                                   ============================

WEIGHTED AVERAGE SHARES OUTSTANDING
Primary:
  Historical weighted average shares of common stock                                  1,384          1,384
  Adjustment for shares added as a result of:
    Conversion of Junior Subordinated Notes                                             686            686
    Initial public offering                                                           2,053          2,053
    Exercise of overallotment option                                                    100            100
                                                                                   ----------------------------
                                                                                      4,223          4,223
Fully diluted:
  Adjustment for shares related to Convertible Notes                                     85             85
                                                                                   ----------------------------
                                                                                      4,308          4,308
                                                                                   ============================

SUPPLEMENTARY NET INCOME PER SHARE
  Primary                                                                          $    .96        $   .97
  Fully diluted                                                                    $    .94        $   .95

                             SCP POOL CORPORATION

4. SUBSEQUENT EVENTS

On July 15, 1996, the Company announced it had entered into a preliminary letter of intent with BioLab, Inc. (BioLab), a wholly-owned subsidiary of Great Lakes Chemical Corporation. Under the agreement, the Company would acquire certain assets of the B-L Network, Inc., a subsidiary of BioLab which distributes swimming pool supplies through 39 service centers in 12 states (the BLN Acquisition). In particular, the BioLab service centers would expand the Company's presence in the Florida, California and Arizona markets. The agreement would also involve the purchase by BioLab of certain assets of Alliance.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its predecessor. From its inception in 1980 through the end of 1993, the Predecessor steadily increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown by opening new service centers and increasing sales to new and existing customers, and through strategic acquisitions. From January 1, 1990 to June 30, 1996, the Company expanded from 8 service centers in 6 states to 44 service centers in 22 states.

The Company's acquisitions since the SCP Acquisition include: (i) the acquisition of certain assets of Aqua Fab Industries, Inc. in January 1994, including eight service centers in the southeast and midwest regions of the United States, three of which the Company subsequently closed and consolidated into existing service centers; (ii) the acquisition by Alliance of the chemical manufacturing and repacking assets of York Chemical Corporation and Wexco Incorporated in January 1995 (the "York Acquisition"); (iii) the acquisition of all of the outstanding capital stock of Orcal Pool Supplies, Inc. in February 1995, in which the Company acquired nine service centers located in California (the "Orcal Acquisition"); (iv) the acquisition of certain assets of Aqua Chemical Sales and Delivery, Inc. in March 1995, primarily inventory and one service center located in Illinois (the "Aqua Acquisition"); (v) the acquisition of certain assets of Crest Distribution (a division of Aman Enterprises, Inc.) in October 1995, primarily inventory and one service center in each of Oregon and Washington; and (vi) the acquisition of all of the outstanding capital stock of Steven Portnoff Corporation in November 1995, in which the Company acquired one service center in Arizona, and the acquisition of certain assets and the assumption of certain liabilities of Pool Mart of Nevada, Inc. in December 1995, in which the Company acquired one service center in Nevada.

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

The Company completed an initial public offering of its common stock in October 1995. The net proceeds of the offering were used primarily to reduce indebtedness and resulted in an extraordinary charge, net of tax, in the Company's results of operations in the fourth quarter of 1995 of approximately $750,000 to account for the write-off of deferred financing costs and the payment of a prepayment premium associated with extinguishing such indebtedness. In connection with the initial public offering, the management agreement between the Company and its principal stockholder was terminated as of the consummation of the offering and, as a result, no management fees will be payable with respect thereto after such time.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such year.

                                            THREE MONTHS       SIX MONTHS
                                           ENDED JUNE 30,    ENDED JUNE 30,
                                           1996     1995     1996     1995
                                           --------------------------------
Net sales                                  100.0%   100.0%   100.0%  100.0%
Cost of sales                               76.7     77.8     76.9    77.6
                                           --------------------------------
Gross profit                                23.3     22.2     23.1    22.4
Warehouse expense                            3.1      3.1      3.6     3.5
Selling and administrative expenses          8.6      7.7     10.8     9.8
Goodwill amortization                         .2       .3       .3      .4
                                           --------------------------------
Operating income                            11.4     11.1      8.4     8.7

Other income (expense):
  Interest expense                           (.8)    (2.2)    (1.0)   (2.8)
  Amortization expense                       (.1)     (.2)     (.2)    (.3)
  Miscellaneous                               .2        -       .2       -
                                           --------------------------------
Income before income taxes                  10.7%     8.7%     7.4%    5.6%
                                           ================================

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

The following discussions compare the results of operations of the Company for the three-month and six-month periods ended June 30, 1996 and 1995.

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Net sales increased by $19.2 million, or 28.8%, to $85.9 million in the three months ended June 30, 1996 from $66.7 million in the comparable 1995 period. An increase in comparable service center sales of approximately 20.2% accounted for $11.2 million of the increase. Service centers acquired in 1995 accounted for the remainder of the increase in net sales, offset somewhat by a decrease in net sales to third parties by Alliance.

Gross profit increased by $5.2 million, or 35.4%, to $20.0 million in the three months ended June 30, 1996 from $14.8 million in the comparable 1995 period. Gross profit as a percentage of net sales increased 1.1% to 23.3% in the 1996 period from 22.2% in the 1995 period. The primary reasons for this increase are higher rebate incentives from the Company's suppliers as a result of the Company's increased sales volumes and a focused effort to improve the operating results of service centers which the Company believed were underperforming in 1995.

Operating expenses increased by $2.8 million, or 38.7%, to $10.2 million in the three months ended June 30, 1996 from $7.4 million in the comparable 1995 period. Operating expenses as a percentage of sales increased 0.9% to 11.9% in the 1996 period from 11% in the 1995 period. The increase was primarily attributable to salaries, higher occupancy expenses in California, commissions and other costs associated with increased employment at the service centers acquired in 1995.

Interest and other expenses decreased to $0.6 million in the three months ended June 30, 1996 from $1.6 million in the comparable 1995 period. The decrease was primarily attributable to the reduction in the Company's debt with the proceeds from the Company's initial public offering in October 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Net sales increased by $34.5 million, or 37.3%, to $127 million in the six months ended June 30, 1996 from $92.5 million in the comparable 1995 period. An increase in comparable service center sales of approximately 19% accounted for $14.6 million of the increase. Service centers acquired in 1995 accounted for $18.6 million of the increase in net sales, and an increase in sales at new service centers accounted for $2.2 million of the total increase. These increases were offset by a decrease in net sales to third parties by Alliance.

Gross profit increased by $8.6 million, or 41.3%, to $29.3 million in the six months ended June 30, 1996 from $20.8 million in the comparable 1995 period. Gross profit as a percentage of net sales increased 0.7% to 23.1% in the 1996 period from 22.4% in the 1995 period. The primary reasons for this increase are higher rebate incentives from the Company's suppliers as a result of the Company's increased sales volumes and a focused effort to improve the operating results of service centers which the Company believed were underperforming in 1995.

Operating expenses increased by $6.1 million, or 48.0%, to $18.7 million in the six months ended June 30, 1996 from $12.6 million in the comparable 1995 period. Operating expenses as a percentage of sales increased by 1.1% to 14.7% in the 1996 period from 13.6% in the 1995 period. The increase was primarily attributable to salaries, higher occupancy expenses in California, commissions and other costs associated with increased employment at the service centers acquired in 1995.

Interest and other expenses decreased to $1.3 million in the six months ended June 30, 1996 from $2.9 million in the comparable 1995 period. The decrease was primarily attributable to the reduction in the Company's debt with the proceeds from the Company's initial public offering in October 1995.

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

The following table sets forth certain unaudited quarterly data for 1995 and the first two quarters for 1996 which, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                             1995                            1996
                                          ----------------------------------------- ----------------------
                                             1ST        2ND        3RD        4TH       1ST       2ND
                                           QUARTER    QUARTER    QUARTER    QUARTER   QUARTER   QUARTER
                                          --------- ---------- ---------- --------- ---------- -----------
                                                              (Dollars in thousands)

            Net sales                      $25,846    $66,667    $47,229    $21,353    $41,145   $85,867
            Gross profit                     5,954     14,799     10,399      5,969      9,273    20,042
            Operating income                   653      7,447      3,236     (1,814)       743     9,843
            Net sales as a percentage
             of annual net sales                16%        42%        29%        13%       N/A       N/A

            Gross profit as a
             percentage of annual gross         16%        40%        28%        16%       N/A       N/A
             profit

            Operating income as a
             percentage of annual
             operating income                    7%        78%        34%       (19)%      N/A       N/A

LIQUIDITY AND CAPITAL RESOURCES

The Company incurred approximately $36.1 million of debt in connection with the SCP Acquisition. Since the SCP Acquisition, the Company has financed its business activities and subsequent acquisitions through borrowings under the Amended and Restated Credit Agreement, dated as of May 30, 1996, by and among South Central Pool Supply, Inc. (the Company's wholly owned subsidiary ("SCP Supply")), The First National Bank of Chicago, as agent, and various lenders from time to time party thereto (the "Credit Facility"), augmented by internally generated cash flow, operating leases and normal trade

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

credit terms. During 1995, the Company borrowed approximately $11.1 million to finance acquisitions. In addition, indebtedness increased by approximately
$6.6 million to meet seasonal working capital requirements. These additional borrowings were offset by approximately $6.5 million of repayments in connection with the initial public offering in October 1995.

During the six months ended June 30, 1996, the Company borrowed $14.5 million to meet seasonal working capital requirements and made scheduled payments of $0.9 million required under its Credit Facility. During the six months ended June 30, 1995, the Company borrowed approximately $5.9 million under the Credit Facility to finance the York, Orcal and Aqua acquisitions and borrowed an additional $13.4 million under the Credit Facility to meet seasonal working capital requirements. In addition, the seller of Orcal provided $2.7 million of financing to the Company.

The increase from December 31, 1995 to June 30, 1996 in the amount of the Company's inventory and accounts payable is a result of the normal seasonal build-up of inventory in anticipation of the peak swimming pool supply selling season. The increase in receivables during such period is primarily due to seasonal sales.

Excluding acquisitions, the Company made capital expenditures of $363,000 and $514,000 in the six months ended June 30, 1995 and 1996, respectively.

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Credit Facility, which was amended effective May 30, 1996. As of June 30, 1996, this Credit Facility consisted of a term loan and a revolving credit facility. These sources have been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of June 30, 1996, the Company had approximately $5.2 million available for borrowing under the Credit Facility, the only additional credit source currently available to the Company.

Borrowings under the Credit Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.00% to 0.50% or
(ii) LIBOR plus a margin ranging from 1.25% to 2.00%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company, including the capital stock of SCP Supply and Alliance, secure the Company's obligations under the Credit Facility. The Credit Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

ability to pay dividends and make capital expenditures. As of June 30, 1996, the Company was in compliance with all such covenants and financial ratio requirements. The Credit Facility expires December 31, 2000.

To finance future acquisitions, the Company expects to utilize its ability to borrow additional funds. Depending on market conditions, the Company may also incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

In order to consummate the BLN Acquisition, the Company will be required to amend the Credit Facility. The Company is currently negotiating the terms of such amendment with The First National Bank of Chicago. The Company expects that the amendment will provide additional term and revolving loans in an amount sufficient to provide funds for the BLN Acquisition and the Company's ongoing working capital needs thereafter.

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

                    None

          Item 5.   Other Information

                    None

          Item 6.   Exhibits and Reports on Form 8-K

                    (a) Exhibits

                    10.1 Amended and Restated Credit Agreement dated as of May 30, 1996 among South Central Pool Supply, Inc., The First National Bank of Chicago and the Institutions party thereto as lenders.

                    (b)   Reports on Form 8-K

                          No reports on Form 8-K have been filed during the three months ended June 30, 1996.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SCP POOL CORPORATION
                                          -------------------------------------



DATE: August 6, 1996                   BY:   /s/ Maurice Van Dyke
      --------------                      -------------------------------------
                                          Maurice Van Dyke, Chief Financial
                                          Officer, Treasurer and Secretary and
                                          duly authorized signatory on behalf of
                                          the Registrant