Form 10-Q
period 1996-09-30
SCP POOL CORP
filed 1996-11-14
CIK 945841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.


                         COMMISSION FILE NO.: 0-26640
                                              -------


                             SCP POOL CORPORATION
-------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            DELAWARE                                 36-3943363
-------------------------------                      ----------
(State or other jurisdiction of                   (I.R.S. Employer
incorporation or organization)                   Identification No.)


109 Northpark Boulevard, Covington, Louisiana        70433-5001
---------------------------------------------        ----------
(Address of principal executive offices)             (Zip Code)


                                 504-892-5521
-------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)


128 Northpark Boulevard, Covington, Louisiana                  70433-5070
--------------------------------------------------------------------------
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X   NO
                                       ---     ---

At November 11, 1996, there were 4,222,809 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                             SCP POOL CORPORATION


                               TABLE OF CONTENTS


Part I.   Financial Information                                                          Page
          Item 1.   Financial Statements

                    Consolidated Balance Sheets -- September 30, 1996
                      (Unaudited) and December 31, 1995.................................  1

                    Consolidated Statements of Income -- Three Months Ended
                      September 30, 1996 and 1995 (Unaudited) and Nine
                      Months Ended September 30, 1996 and 1995 (Unaudited)..............  2

                    Consolidated Statements of Cash Flows -- Nine Months
                      Ended September 30, 1996 and 1995 (Unaudited).....................  3

                    Notes to Consolidated Financial Statements (Unaudited)--
                      September 30, 1996................................................  4

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................  8

Part II.  Other Information

          Items 1. - 6.................................................................. 17


                             SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                 SEPTEMBER 30,   DECEMBER 31,
                                                                     1996            1995
                                                                 -------------   ------------
                                                                  (Unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                        $  6,099        $ 2,043
  Receivables                                                        17,502         12,090
  Inventory, primarily goods purchased for resale                    53,143         25,230
  Prepaid expenses                                                      945            363
  Deferred income taxes                                                 659            145
                                                                   -----------------------
     Total current assets                                            78,348         39,871
Property and equipment, net                                           5,846          3,470
Goodwill, net                                                        32,739         29,725
Other assets, net                                                     2,948          2,331
                                                                   -----------------------
     Total assets                                                  $119,881        $75,397
                                                                   =======================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $  8,361        $12,726
  Accrued and other current liabilities                              11,207          3,075
  Current portion of long-term debt                                  34,039          2,883
                                                                   -----------------------
      Total current liabilities                                      53,607         18,684
Deferred income taxes                                                 1,190            843
Long-term debt, less current portion                                 24,947         23,593

Stockholders' equity:
  Preferred stock, $.01 par value; 100,000 shares authorized              -              -
  Common stock, $.001 par value; 10,000,000 shares authorized;
     4,222,809 shares issued and outstanding in 1996 and 1995             4              4
  Additional paid-in capital                                         29,587         29,587
  Retained earnings                                                  10,546          2,686
                                                                   -----------------------
     Total stockholders' equity                                      40,137         32,277
                                                                   -----------------------
        Total liabilities and stockholders' equity                 $119,881        $75,397
                                                                   =======================


Note: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.


See accompanying notes.

                             SCP POOL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)

                                                    THREE MONTHS ENDED      NINE MONTHS ENDED
                                                       SEPTEMBER 30,          SEPTEMBER 30,
                                                      1996       1995       1996        1995
                                                    -------    -------    --------    --------
                                                        (Unaudited)            (Unaudited)
Net sales                                           $62,344    $47,229    $189,356    $139,742
Cost of sales                                        48,813     36,830     146,510     108,590
                                                    ------------------------------------------
Gross profit                                         13,531     10,399      42,846      31,152

Warehouse expense                                     2,506      1,785       7,114       4,997
Selling and administrative expenses                   6,658      5,194      20,394      14,275
Goodwill amortization                                   191        184         576         544
                                                    ------------------------------------------
Operating income                                      4,176      3,236      14,762      11,336

Other income (expense):
  Interest expense                                     (780)    (1,566)     (2,052)     (4,159)
  Amortization expense                                 (133)      (171)       (398)       (479)
  Management fees paid to majority stockholder            -        (63)          -        (188)
  Miscellaneous income                                  295         91         577         173
                                                    ------------------------------------------
                                                       (618)    (1,709)     (1,873)     (4,653)
                                                    ------------------------------------------
Income before income taxes                            3,558      1,527      12,889       6,683
Provision for income taxes                            1,390        628       5,029       2,603
                                                    ------------------------------------------
Net income                                          $ 2,168    $   899    $  7,860    $  4,080
                                                    ==========================================

Net income per share of common stock:
  Primary                                           $   .51    $   .64    $   1.86    $   2.91
                                                    ==========================================
  Fully diluted                                     $   .50    $   .61    $   1.83    $   2.75
                                                    ==========================================

Average shares outstanding:
  Primary                                             4,223      1,401       4,223       1,401
                                                    ==========================================
  Fully diluted                                       4,308      1,486       4,308       1,486
                                                    ==========================================

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                             NINE MONTHS ENDED
                                                                SEPTEMBER 30,
                                                               1996       1995
                                                             --------   -------
                                                                 (Unaudited)
OPERATING ACTIVITIES
Net income                                                   $  7,860   $ 4,080
                                                             ------------------
Adjustments to reconcile net income to net cash used in
 operating activities                                          (3,226)   (3,406)

Net cash provided by operating activities                       4,634       674

INVESTING ACTIVITIES
Acquisition of businesses                                           -    (6,013)
Purchase of property and equipment                               (554)     (534)
Proceeds from sale of property and equipment                      156         4
                                                             ------------------
Net cash used in investing activities                            (398)   (6,543)


FINANCING ACTIVITIES
Proceeds on long-term debt                                     15,577     7,200
Net borrowings (repayments) on revolving loan                 (13,000)    5,130
Payments on long-term debt                                     (2,757)     (750)
Issuance of common stock                                            -       300
                                                             ------------------
Net cash provided by (used in) financing activities              (180)   11,880
                                                             ------------------
Change in cash and cash equivalents                             4,056     6,011
Cash and cash equivalents at beginning of period                2,043       844
                                                             ------------------
Cash and cash equivalents at end of period                   $  6,099   $ 6,855
                                                             ==================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                   $  1,139   $ 3,075
                                                             ==================
  Income taxes                                               $     10   $   534
                                                             ==================
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Long-term debt issued to acquire businesses                  $ 32,691   $ 2,650
                                                             ==================

See accompanying notes.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--

                              SEPTEMBER 30, 1996



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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month or nine-month periods ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements for the year ended December 31, 1995 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of September 30, 1996, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 73 service centers in 22 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms. The Company through its wholly owned subsidiary, Alliance Packaging, Inc. (Alliance) also owns and operates a manufacturing and repackaging facility in Dallas, Texas, which produces a substantial portion of the Company's chemical products and also sells to other wholesale distributors and large retailers. On September 26, 1996, Alliance agreed to sell certain of its assets, including inventory and fixed assets to Bio-Lab, Inc. (Bio-Lab). (See Note 4.)

On September 26, 1996, the Company acquired from Bio-Lab, Inc. certain assets, primarily inventory and property and equipment, of The B-L Network, Inc. (BLN), a wholesaler of swimming pool supplies with 39 service centers in 12 states. The total purchase price of approximately $32.7 million was financed through promissory notes payable to Bio-Lab.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)



2. DESCRIPTION OF BUSINESS (CONTINUED)

The Company has accrued certain exit costs of approximately $1 million related to the planned closing of certain BLN service centers and a reduction in the BLN work force. As of the consummation date of the BLN Acquisition, the Company's management had begun to assess the need for and formulate a plan to accomplish these activities. At September 30, 1996, the Company had closed 10 service centers. As management finalizes its plans related to these and other service centers, adjustments to this amount may be necessary. Any such adjustments will be recorded as adjustments to the purchase price of the BLN Acquisition.

The acquisition has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated on the basis of the estimated fair value of the assets acquired. Goodwill of approximately $4 million was recorded in connection with the BLN Acquisition. Such goodwill will be amortized over 40 years.

Unaudited pro forma results of operations of the Company for the nine months ended September 30, 1996 and 1995, respectively, giving effect to the BLN Acquisition as if it had occurred as of January 1, 1995, are as follows (in thousands, except per share data):

                                        1996       1995
                                   ----------------------
Net sales                             $315,578   $254,072
Gross profit                          $ 62,915   $ 51,327
Operating income                      $ 15,969   $ 13,211
Net income                            $  7,528   $  4,256
Net income per share:
 Primary                              $   1.78   $   3.04
 Fully diluted                        $   1.75   $   2.86

The unaudited pro forma consolidated results of operations for the nine months ended September 30, 1996 and 1995 set for above include pro forma adjustments for the incremental increase or decrease in amortization of goodwill and other intangible assets, interest expense, and income taxes associated with the acquisition. It does not reflect the anticipated savings in purchasing costs at BLN during the periods presented, nor does it reflect cost savings from the closure of certain BLN service centers, the amount of which has not been determined. Furthermore, the unaudited pro forma consolidated results of operations for the nine months ended September 30, 1995 set for above does not give

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)



2. DESCRIPTION OF BUSINESS (CONTINUED)

effect to the Company's initial public offering, which occurred in October 1995 (see Note 4), nor does it give effect to other acquisitions which occurred during 1995, as if the offering and each of the acquisitions had occurred at January 1, 1995.

In September 1996, the Company amended and restated its existing credit agreement (as so amended, the "Credit Facility") which additional term loans of approximately $15.6 million for a total of $25 million and increased the revolving line of credit from $30 million to $55 million. At September 30, 1996, the Company had no borrowings under the line of credit. See "Liquidity and Capital Resources" section of Management's Discussion and Analysis.

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

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

3. EARNINGS PER SHARE (CONTINUED)


                                                                     THREE MONTHS      NINE MONTHS
                                                                        ENDED             ENDED
                                                                     SEPTEMBER 30,     SEPTEMBER 30,
                                                                         1995              1995
                                                                     -------------------------------
NET INCOME
Primary:
  Historical net income                                                 $  899             $4,080
  Adjustments:
    Interest expense resulting from recapitalization and the
      application of net proceeds of the offering                          677              1,931
    Management fee paid to majority stockholder                             63                188
    Amortization of financing fees of indebtedness repaid                   43                129
    Income tax effect                                                     (305)              (877)
                                                                     -------------------------------
  Adjusted net income                                                    1,377              5,451
Fully diluted:
  Adjustment for interest expense, net of tax, on Convertible
    Notes                                                                    2                  6
                                                                     -------------------------------
  Adjusted net income                                                   $1,379             $5,457
                                                                     ===============================


                                                                     THREE MONTHS      NINE MONTHS
                                                                        ENDED            ENDED
                                                                     SEPTEMBER 30,    SEPTEMBER 30,
                                                                         1995             1995
                                                                     -------------------------------
WEIGHTED AVERAGE SHARES OUTSTANDING
Primary:
  Historical weighted average shares of common stock                     1,384              1,384
  Adjustment for shares added as a result of:
    Conversion of Junior Subordinated Notes                                686                686
    Initial public offering                                              2,053              2,053
    Exercise of overallotment option                                       100                100
                                                                     -------------------------------
                                                                         4,223              4,223

Fully diluted:
  Adjustment for shares related to Convertible Notes                        85                 85
                                                                     -------------------------------
                                                                         4,308              4,308
                                                                     ===============================
SUPPLEMENTARY NET INCOME PER SHARE
  Primary                                                               $  .33             $ 1.29
  Fully diluted                                                         $  .32             $ 1.27

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)

4. SUBSEQUENT EVENT

On September 26, 1996, the Company agreed to sell certain assets of Alliance, primarily inventory and fixed assets, to Bio-Lab. At September 30, 1996 Alliance had assets of approximately $6.8 million. For the nine months ended September 30, 1996, Alliance generated revenues and operating income of approximately $5.4 million and $300,000, respectively. The sale was completed on October 31, 1996. Management does not expect the sale to significantly impact the Company's operating results for the quarter ended December 31, 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its predecessor. From its inception in 1980 through the end of 1993, the Predecessor steadily increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown by opening new service centers and increasing sales to new and existing customers, and through strategic acquisitions. From January 1, 1990 to September 30, 1996, the Company expanded from 8 service centers in 6 states to 73 service centers in 22 states. On September 26, 1996, the Company acquired the B-L Network, Inc. (the BLN Acquisition), a wholesaler of swimming pool supplies with 39 service centers in 12 states.

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

The Company completed an initial public offering of its common stock in October 1995. The net proceeds of the offering were used primarily to reduce indebtedness and resulted in an extraordinary charge, net of tax, in the Company's results of operations in the fourth quarter of 1995 of approximately $750,000 to account for the write-off of deferred financing costs and the payment of a prepayment premium associated with extinguishing such indebtedness. In connection with the initial public offering, the management agreement between the Company and its principal stockholder was terminated as of the consummation of the offering and, as a result, no management fees have been or will be payable with respect thereto after such time.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such year.


                                              THREE MONTHS            NINE MONTHS
                                           ENDED SEPTEMBER 30,    ENDED SEPTEMBER 30,
                                             1996       1995        1996       1995
                                        ---------------------------------------------


Net sales                                  100.0%     100.0%      100.0%     100.0%
Cost of sales                               78.3       78.0        77.4       77.7
                                        ---------------------------------------------

Gross profit                                21.7       22.0        22.6       22.3
Warehouse expense                            4.0        3.8         3.7        3.6
Selling and administrative expenses         10.7       11.0        10.8       10.2
Goodwill amortization                         .3         .4          .3         .4
                                        ---------------------------------------------

Operating income                             6.7        6.8         7.8        8.1

Other income (expense):
  Interest expense                          (1.3)      (3.3)       (1.1)      (3.0)
  Amortization expense                       (.2)       (.4)        (.2)       (.3)
  Miscellaneous                               .5         .1          .3          -
                                        ---------------------------------------------
Income before income taxes                   5.7%       3.2%        6.8%       4.8%
                                        =============================================


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)




RESULTS OF OPERATIONS (CONTINUED)

The following discussions compare the results of operations of the Company for the three-month and nine-month periods ended September 30, 1996 and 1995.

Three Months Ended September 30, 1996 Compared to Three Months Ended September 30, 1995

Net sales increased by $15.1 million, or 32.0%, to $62.3 million in the three months ended September 30, 1996 from $47.2 million in the comparable 1995 period. An increase in comparable service center sales of approximately 18.3% accounted for $8.3 million of the increase. New service centers and service centers acquired in 1995 accounted for the remainder of the increase.

Gross profit increased by $3.1 million, or 30.1%, to $13.5 million in the three months ended September 30, 1996 from $10.4 million in the comparable 1995 period. Gross profit as a percentage of net sales remained relatively unchanged, at 21.7% in the 1996 period compared to 22.0% in the 1995 period.

Operating expenses increased by $2.2 million, or 30.6%, to $9.4 million in the three months ended September 30, 1996 from $7.2 million in the comparable 1995 period. This increase is reflective of (1) salaries, occupancy expense and other costs associated with new service centers, and (2) payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales remained relatively unchanged, at 15.0% in the 1996 period compared to 15.1% in the 1995 period.

Interest and other expenses decreased to $0.6 million in the three months ended September 30, 1996 from $1.7 million in the comparable 1995 period. The decrease was primarily attributable to the reduction in the Company's debt with the proceeds from the Company's initial public offering in October 1995.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)

Nine Months Ended September 30, 1996 Compared to Nine Months Ended
  September 30, 1995

Net sales increased by $49.7 million, or 35.5%, to $189.4 million in the nine months ended September 30, 1996 from $139.7 million in the comparable 1995 period. An increase in comparable service center sales of approximately 18.7% accounted for $22.9 million of the increase. Service centers acquired in 1995 accounted for $25.0 million of the increase in net sales, and an increase in sales at new service centers accounted for $2.1 million of the total increase. These increases were offset by a decrease in net sales to third parties by Alliance.

Gross profit increased by $11.6 million, or 37.5%, to $42.8 million in the nine months ended September 30, 1996 from $31.2 million in the comparable 1995 period. Gross profit as a percentage of net sales remained relatively unchanged, at 22.6% in the 1996 period compared to 22.3% in the 1995 period.

Operating expenses increased by $8.3 million, or 41.7%, to $28.1 million in the nine months ended September 30, 1996 from $19.8 million in the comparable 1995 period. This increase is reflective of (1) salaries, occupancy expense and other costs associated with the acquired service centers, and (2) payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales increased to 14.8% in the 1996 period compared to 14.2% in the 1995 period. This increase was primarily attributable to higher occupancy costs in California.

Interest and other expenses decreased to $1.9 million in the nine months ended September 30, 1996 from $4.7 million in the comparable 1995 period. The decrease was primarily attributable to the reduction in the Company's debt with the proceeds from the Company's initial public offering in October 1995.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

The following table sets forth certain unaudited quarterly data for 1995 and the first three quarters for 1996 which, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                             1995                                 1996
                                           ----------------------------------------   ---------------------------
                                             1ST        2ND        3RD        4TH       1ST       2ND       3RD
                                           QUARTER    QUARTER    QUARTER    QUARTER   QUARTER   QUARTER   QUARTER
                                           -------    -------    -------    -------   -------   -------   -------
                                                                   (Dollars in thousands)

Net sales                                  $25,846    $66,667    $47,229    $21,353    $41,145   $85,867  $62,344
Gross profit                                 5,954     14,799     10,399      5,969      9,273    20,042   13,531
Operating income                               653      7,447      3,236     (1,814)       743     9,843    4,176
Net sales as a percentage
of annual net sales                             16%        42%        29%        13%       N/A       N/A      N/A

Gross profit as a
percentage of annual gross
profit                                          16%        40%        28%        16%       N/A       N/A      N/A

Operating income as a
percentage of annual
operating income                                 7%        78%        34%       (19)%      N/A       N/A      N/A



LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Credit Facility, which was amended effective September 26, 1996. As of September 30, 1996, this Credit Facility consisted of a term loan and a revolving line of credit. The Company's borrowings under its previous credit facility, together with cash flow from operations and seller financing have historically have been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of September 30, 1996, the Company had approximately $24.1 million available for borrowing under the Credit Facility, the only additional credit source currently available to the Company.

Borrowings under the Credit Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 1.0% or (ii) LIBOR plus a margin ranging from 1.25% to 2.50%, in each case depending on the Company's leverage ratio. Substantially

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

all of the assets of the Company (other than inventory acquired from BLN, which secures the Company's obligations to BLN), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Credit Facility. The Credit Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of September 30, 1996, the Company was in compliance with all such covenants and financial ratio requirements. The Credit Facility expires of September 26, 2002.

During the nine months ended September 30, 1996, the Company borrowed $2.6 million to meet seasonal working capital requirements and made scheduled payments of $2.8 million required under its previous credit facility. In addition, the seller of BLN provided $32.7 million of financing to the Company. This financing, which bears interest at 6%, is due in varying monthly installments through September 1998. Approximately $11.4 million of this note was paid in October 31, 1996, partially in connection with the sale of Alliance. In September 1996, in connection with the execution of the Credit Facility, the Company converted approximately $15.6 million due under its previous revolving credit facility to the term loan portion of the Credit Facility.

During the nine months ended September 30, 1995, the Company borrowed approximately $5.9 million under its previous credit facility to finance three acquisitions and borrowed an additional $13.4 million under such credit facility to meet seasonal working capital requirements. In addition, the seller of one business acquired by the Company provided $2.7 million of financing to the Company, of which $1.8 million remains outstanding at September 30, 1996.

The increase from December 31, 1995 to September 30, 1996 in the amount of the Company's accounts receivable and inventory is a result of the normal seasonal increase in receivables, and the BLN Acquisition, respectively.

Excluding acquisitions, the Company made capital expenditures of $534,000 and $554,000 in the nine months ended September 30, 1995 and 1996, respectively.

To finance future acquisitions and the repayment of the Company's obligations to BLN and the seller of another acquired business, the Company expects to utilize its ability to borrow additional funds. Depending on market conditions, the Company may also incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


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

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)   Exhibits

                   10.1 Second Amended and Restated Credit Agreement dated as of September 26, 1996 among South Central Pool Supply, Inc., The First National Bank of Chicago and the Institutions party thereto as lenders.

                   10.2 Asset Purchase Agreement, dated as of September 26, 1996, among South Central Pool Supply, Inc., SCP Pool Corporation, the B-L Network, Inc. and Bio-Lab, Inc. (incorporated by reference to the Form 8-K filed by the Company on October 9, 1996.)

                   10.3 Asset Purchase Agreement, dated as of September 26, 1996, among Alliance Packaging, Inc., SCP Pool Corporation, South Central Pool Supply, Inc. and Bio-Lab.

                   10.4 Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP Pool Corporation. (Confidential Treatment Requested; To be filed by amendment pending resolution of request for Confidential Treatment)

               10.5 Supply Agreement, dated as of September 26, 1996, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP Pool Corporation. (Confidential Treatment Requested; To be filed by amendment pending resolution of request for Confidential Treatment)

               27.1  Financial Data Schedule

               (b)   Reports on Form 8-K

                     On October 9, 1996, the Company filed a report on Form 8-K disclosing that (i) its wholly owned subsidiary, South Central Pool Supply, Inc., had acquired substantially all of the assets of The B-L Network, Inc. in exchange for promissory notes of the Company in an aggregate amount of approximately $32.7 million; and (ii) its indirect wholly owned subsidiary, Alliance Packaging, Inc. had agreed to sell certain assets, including inventory and fixed assets, to Bio-Lab, Inc. The sale of assets by Alliance Packaging was completed on October 31, 1996.

                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SCP POOL CORPORATION
                                                --------------------



DATE: November 14, 1996         BY: /s/ MAURICE VAN DYKE
      ----------------------        -----------------------------------------
                                    Maurice Van Dyke, Chief Financial Officer,
                                    Treasurer and Secretary and duly authorized
                                    signatory on behalf of the Registrant