Form 10-Q/A
period 1996-09-30
SCP POOL CORP
filed 1997-01-16
CIK 945841

================================================================================



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-Q/A


[X] Amendment No. 1 to Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended September 30, 1996 or

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
     Exchange Act of 1934 for the Transition Period from         to          .


                        Commission file number 0-26640


                             SCP Pool Corporation
            (Exact name of registrant as specified in its charter)


           Delaware                                      36-3943363
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

109 Northpark Boulevard, Covington, Louisiana            70433-5001
  (Address of principal executive offices)               (Zip Code)

       Registrant's telephone number, including area code: 504-892-5521


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes                No   X
                                         -------           -------

As of November 11, 1996, there were 4,222,809 outstanding shares of the Registrant's Common Stock, par value $.001 per share.



================================================================================

          The undersigned hereby amends Item 6 of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1996 by replacing the descriptions of exhibits 10.4 and 10.5 with the following, and attaching such exhibits to the quarterly report.


*    10.4  Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply,
           Inc., and SCP Pool Corporation.

*    10.5  Supply Agreement, dated as of September 26, 1996, among Bio-Lab,
           Inc., South Central Pool Supply, Inc., and SCP Pool Corporation.

-------------------------------

*    Confidential Treatment Requested

                                   SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on January 15, 1997.

                                        SCP POOL CORPORATION

                                        By: /s/ MAURICE D. VAN DYKE
                                            -----------------------
                                                Maurice D. Van Dyke
                                                Chief Financial Officer,
                                                Treasurer and Secretary