Form 10-K
period 1996-12-31
SCP POOL CORP
filed 1997-03-27
CIK 945841

===============================================================================
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X]         Annual Report Pursuant to Section 13 or 15(d)
             of the Securities Exchange Act of 1934 (Fee required)

                  For the fiscal year ended December 31, 1996

     [ ]   Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No fee required)
                for the transition period from              to

                        Commission file number 0-26640

                             SCP POOL CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                36-3943363
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
  incorporation or organization)


109 Northpark Boulevard, Covington, LA                     70433-5001
(Address of principal executive offices)                   (Zip Code)

       Registrant's telephone number, including area code: 504/892-5521

       Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to             Common Stock, par value $0.001
 Section 12(g) of the Act:                    per share

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 18, 1997 was approximately $52,292,500.

     As of March 18, 1997 the Registrant had 4,223,829 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Annual Report to Stockholders for the fiscal year ended December 31, 1996, are incorporated by reference in Part II and the Proxy Statement to be mailed to stockholders on or about April 4, 1997 for the Annual Meeting to be held on May 7, 1997, are incorporated by reference in Part III.

===============================================================================

                                    PART I

ITEM 1.  BUSINESS.

GENERAL

     SCP Pool Corporation (the "Company") distributes swimming pool supplies and related products to swimming pool remodelers and builders, independent retail stores and swimming pool repair and service companies. The Company distributes more than 30,000 national brand and private label products to over 20,000 customers. These products include both non-discretionary pool maintenance products, such as chemicals and replacement parts, and pool equipment, such as packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials), cleaners, filters, heaters, pumps and lights.

     The Company is a successor to a business founded in 1980 by the Company's current President and Chief Executive Officer, Frank J. St. Romain. The Company and its wholly owned subsidiary, South Central Pool Supply, Inc. ("SCP Supply"), were organized by Code, Hennessy & Simmons Limited Partnership ("CHS") and members of the management of the Predecessor (as defined below) for the purpose of acquiring substantially all of the assets and business of Lake Villa Corporation (formerly known as South Central Pool Supply, Inc.), a Louisiana corporation (the "Predecessor"). CHS had no relationship with the Predecessor prior to such acquisition. On December 31, 1993, SCP Supply acquired substantially all of the assets and business of the Predecessor in a leveraged buyout (the "SCP Acquisition").

     The Company currently operates 69 service centers in 22 states. During 1996, the Company added 23 service centers through the BLN Acquisition (as defined below), after giving effect to the consolidation of certain service centers acquired in connection therewith, and opened two new service centers. Each service center generally serves customers within a 100-mile radius. A significant portion of the Company's business is walk-in, while most of the Company's service centers also offer local delivery. Each service center has an on-site manager who is responsible for day-to-day operations, including sales, inventory and accounts receivable management, customer relations and personnel. In addition to the service center managers, the Company employs 60 full-time salespersons who are devoted exclusively to developing and maintaining customer relationships.

     The Company's net sales have grown from approximately $32.1 million in 1990 to approximately $235.8 million in 1996. Traditionally, the Company's growth has been achieved through increasing sales at existing service centers and by opening service centers in new geographic markets. The Company's recent growth has been augmented by eight acquisitions completed since January 1994. See "The Acquisitions." The Company expects to continue its growth strategy by making strategic acquisitions, opening service centers in new geographic markets and increasing sales at existing service centers.

THE ACQUISITIONS

     In January 1994, the Company substantially increased its operations by acquiring certain assets of Aqua Fab Industries, Inc. ("Aqua Fab"), including eight service centers (three of which the Company closed and consolidated into existing service centers) in the midwest and southeast regions of the United States (the "Aqua Fab Acquisition").

     In February 1995, the Company acquired all of the outstanding capital stock of Orcal Pool Supplies, Inc. ("Orcal") (the "Orcal Acquisition"). Management believes that the Orcal Acquisition, in which the Company acquired nine fully operational service centers located throughout California, was a cost-effective means of entering one of the largest pool supply markets in the United States.

     In March 1995, the Company acquired certain assets of Aqua Chemical Sales and Delivery, Inc., (primarily inventory and a service center in Illinois) (the "Aqua Acquisition"), in October 1995, the Company acquired certain assets of Crest Distribution (primarily inventory and one service center in each of Oregon and Washington), a division of Aman Enterprises, Inc. (the "Crest Acquisition"), in November 1995, the Company acquired the capital stock of Steven Portnoff Corporation (which operated a service center in Scottsdale, Arizona) (the "Portnoff Acquisition"), and in December 1995, the Company acquired certain assets of Pool Mart of Nevada, Inc. (primarily inventory and a service center in Las Vegas, Nevada), an affiliate of Steven Portnoff Corporation (the "Pool Mart Acquisition").

     The Company's most significant acquisition to date occurred in September 1996, when the Company acquired certain assets (primarily inventory and property and equipment) of The B-L Network, Inc. ("BLN"), a wholesaler of swimming pool supplies with 39 service centers in 12 states (16 of which the Company has since closed and consolidated into existing service centers) (the "BLN Acquisition"), for an aggregate purchase price of approximately $34.2 million. The purchase price was financed primarily through promissory notes payable to BLN, a portion of which has since been repaid. In connection with the BLN Acquisition, the Company sold the chemical manufacturing and repackaging assets of Alliance Packaging, Inc ("Alliance Packaging"), a subsidiary of SCP Supply, to Bio-Lab, Inc. ("Bio-Lab"), the parent of BLN, for approximately $5.4 million (the "Alliance Sale"). In addition, the Company and Bio-Lab entered into two five-year supply agreements pursuant to which Bio-Lab agreed to supply the Company with certain chemical products previously supplied to it by Alliance Packaging and with certain chemical products previously supplied to BLN by Bio-Lab (the "Bio-Lab Supply Agreements").

INDUSTRY OVERVIEW

     The swimming pool supply industry can be divided into four categories by pool type: residential in-ground swimming pools, above-ground swimming pools, commercial swimming pools and spas or hot tubs. The Company's strategy has been to focus on distributing products to the residential in-ground and above-ground and small commercial pool markets.

     Management believes approximately 60% of total pool industry revenues are based upon numerous ongoing maintenance and repair requirements associated with pool ownership. The maintenance of proper chemical balance and the related maintenance and repair of swimming pool equipment, such as pumps, heaters, filters and cleaners, create a non-discretionary demand for pool chemicals and other swimming pool supplies and services. The balance of pool supply industry revenues is derived from sales of the parts and equipment required for pool remodeling, overhaul and repair and from the sales and installation of new swimming pools. Although the installation of new pools and, to a lesser extent, the remodeling and overhaul of existing pools are affected by general economic conditions, particularly new housing construction, management believes that most continuing repair requirements are not as sensitive to these changes in economic conditions.

     The pool supply distribution industry is fragmented, with the majority of sales spread among over 170 companies. The six largest distributors operate on a national or regional basis, while the remaining distributors tend to be family-owned operations with one to three distribution sites, typically serving a highly localized customer base with a limited geographic focus.

     During the last 10 years, the industry has experienced consolidation as larger distributors have acquired smaller local and regional distributors and have used their superior competitive position to increase market share. Such consolidation has permitted the larger pool supply distributors to benefit from various economies of scale resulting from increased net purchasing power and the elimination of redundant management and other overhead expenses. Larger distributors also have been able to take advantage of more sophisticated management techniques and the development of management information systems specifically designed to enhance customer service and increase operating efficiency. Management anticipates further consolidation in the industry as local and regional distributors confront competitive challenges from larger distributors.

GROWTH STRATEGY

     The Company intends to continue to make strategic acquisitions to further penetrate existing markets and to expand into new markets. The Company continuously seeks out appropriate acquisition candidates and is frequently engaged in discussions regarding potential acquisitions. The Company completed one acquisition in 1994, six acquisitions in 1995 and one acquisition in 1996.

     The Company intends to open service centers in geographic areas not currently served by the Company. In each of the last five years, the Company has opened between two and four service centers in new geographic markets. Each new service center requires approximately $75,000 of capital expenditures for leasehold improvements and office and warehouse equipment and a minimum of $250,000 of inventory.

     The Company intends to capitalize on opportunities to increase sales at its existing service centers. The Company's sales at service centers open more than fifteen months have increased by over 12% each year since 1990. The Company believes that it can increase its market share by expanding its private label marketing programs for chemicals and in-ground vinyl pools with swimming pool remodelers and builders and repair and service companies and by further developing its joint marketing programs with its customers. The Company also plans to increase the breadth of its replacement parts product offering and periodically to add to its outside sales force.

PRODUCTS

     The Company offers more than 30,000 national brand and private label products to over 20,000 customers. The Company supplies a substantial majority of the national brand products offered by swimming pool equipment manufacturers. Sales of national brands account for a majority of the Company's net sales. Management believes that national brands are attractive to many of the Company's customers who seek consistent product quality throughout their operations, particularly for heaters, pumps, filters and cleaners. The Company believes it has good relationships with all of its major suppliers of national brands, many of which provide important sales and marketing support to the Company.

     Approximately one-half of the Company's chemical products, which include chlorine, algicides, water clarifiers and Ph adjusters, are sold under the Company's private brands. These brands include Regal7 for small retail and professional customers, Clear Choice7 for larger retail customers and EZ-Clor7 for pool remodelers and builders, pool service and repair companies and larger retail customers. Most of these chemical products are converted from bulk to retail form by Bio-Lab and sold to the Company under the Bio-Lab Supply Agreements. See "CPurchasing and Suppliers." The Company sells packaged in-ground vinyl pools (which consist of prefabricated in-ground pool structures with a vinyl liner) under the Company's Weatherking7 and Heldor7 brands. The Company also sells a private label line of above-ground pool kits under the name Dream LineTM and pool covers under the Cool CoversTM brand name.

MARKETING

     The Company's principal marketing activities are conducted by a dedicated sales force of 60 employees and by its 69 service center managers. The Company's dedicated sales force has responsibility for developing and maintaining customer relationships. These salespersons and service center managers make calls on customers, distribute the Company's product catalog and parts manual and provide promotional literature in the display areas of the service center. The Company's commission program is designed to reward account profitability and promote sales growth.

CUSTOMERS

     The Company sells its products to over 20,000 customers, primarily swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies. No customer accounted for more than 3% of the Company's sales during 1996. The Company estimates that in 1996, sales to swimming pool remodelers and builders accounted for approximately 40% of its sales, while sales to retail pool stores accounted for approximately 30% of sales, and sales to repair and service companies accounted for the remainder. Swimming pool remodelers and builders purchase products to refurbish, retrofit or overhaul existing pools and to build new pools. Customers that operate retail pool stores tend to have a single outlet and typically purchase a relatively broad range of products from the Company, including chemicals, maintenance supplies, repair parts and other related products. Repair and service companies tend to provide on-site repair and cleaning services for residential pools. These customers tend to be very small and typically purchase chemical products, maintenance supplies and repair parts. A substantial portion of the Company's sales are derived from "walk-in" business, in which a customer selects the products at the service center and transports the purchased products from the service center immediately following the purchase. The Company also offers local delivery service in most of the markets it serves.

     The Company maintains a credit policy for qualified customers. Credit policies and terms are established at the corporate level, and each service center manager is responsible for overseeing and collecting from local accounts. During each of the last three years, the Company's reserves have been adequate to cover the Company's bad debt expense.

PURCHASING AND SUPPLIERS

     The Company has a good relationship with its suppliers and, as a result, is offered volume discounts, rebates, favorable return policies and promotional allowances. The Company works closely with many of its suppliers to develop joint marketing plans. In addition, it is common in the swimming pool supply industry for manufacturers to offer extended dating terms on their products to qualifying purchasers, such as the Company. Such terms are typically available to the Company for pre-season or early season purchases.

     Prior to October 31, 1996, a substantial portion of the Company's chemical products were supplied by its subsidiary, Alliance Packaging. On October 31, 1996, Alliance Packaging sold certain of its assets to Bio-Lab and Bio-Lab and the Company entered into the Bio-Lab Supply Agreements. Under the Bio-Lab Supply Agreements, Bio-Lab supplies the Company with certain chemical products previously supplied to it by Alliance Packaging and with certain chemical products previously supplied to BLN by Bio-Lab.

     The principal chemical raw materials used in the products sold by the Company are granular chlorine compounds, which are commodity materials. The prices of granular chlorine compounds are a function of, among other things, manufacturing capacity and demand. Although price increases in granular chlorine compounds generally result in higher costs of supplies to the Company, the Company historically has passed through such increased costs to its customers. There can be no assurance that the price of granular chlorine compounds will not increase in the future or that the Company will be able to pass on any such increase to its customers. The Company believes that reliable alternate sources of supply are available for all of its products, including chlorine products.

     The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. One non-affiliated supplier, Pac-Fab, Inc., supplied approximately 11%, of the Company's material purchases in 1996. The Company currently has long-term contracts with three of its largest suppliers, but does not have a contract with Pac-Fab, Inc. The Company believes that it has good relationships with all of its suppliers.

     Decisions relating to pricing, suppliers and product selection are centralized at the Company's headquarters, with significant input from each of the Company's service centers. Decisions relating to purchases and inventory management are made independently by each of the Company's service center managers using the data provided by the Company's information systems.

COMPETITION

     The Company faces intense competition from many regional and local distributors in its markets, from several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, from mass market retailers and large pool supply retailers. The Company believes that there are five swimming pool supply distributors which compete with the Company on a national or regional basis: Pool Water Products, Superior Pool Products, Inc. (a subsidiary of Olin Corporation) Fort Wayne Pools, Hughes Supply and Benson Pump Co. Barriers to entry in the swimming pool supply industry are relatively low, and the risk of new competitors entering the market, particularly in local areas, is high. Certain of the Company's competitors have substantially greater capital resources than the Company.

     The Company competes with other distributors for rights to distribute brand-name products, and the loss of, or inability to obtain such rights could have a material adverse effect on the Company. Management believes that the competition for such distribution rights results in a competitive advantage to larger distributors, such as the Company, and a disadvantage to small distributors.

     The Company believes that the principal competitive factors in pool supply distribution are the quality and level of customer service, product pricing, breadth and quality of products offered and consistency and stability of business relationships with customers. The Company believes it competes favorably with respect to each of these factors. Some geographic markets serviced by the Company, particularly California, Texas and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

SEASONALITY AND WEATHER

     The Company's business is highly seasonal. In 1996, approximately 63% of the Company's net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and approximately 134% of the Company's operating income was generated in such period. Sales are substantially lower during the first and fourth quarters of the year, when the Company may incur net losses. The principal external factor affecting the Company's business is weather. Unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, each of which adversely affects the Company's sales and operating profit. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of OperationsCSeasonality and Quarterly Fluctuations."

ENVIRONMENTAL, HEALTH AND SAFETY REGULATION

     The Company's business is subject to regulation under federal, state, and local environmental and health and safety requirements, including the Emergency Planning and Community Right-to-Know Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of pool chemicals by the Company. In addition, the algicides sold by the Company are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and state pesticide laws, which primarily relate to labeling and annual registration. While the Company expends considerable resources to operate in substantial compliance with environmental, health and safety requirements, there can be no assurance that it will not be determined to be out of compliance with, or liable under, such requirements. Such an instance of noncompliance or liability could have a material adverse effect on the Company and its operating results. In addition, such requirements are frequently changing, and, depending upon the nature of any such changes, could require material capital expenditures by the Company in the future.

     The demand for the pool chemicals sold by the Company may also be affected by changes in consumer attitudes toward pool chemical products for environmental or safety reasons. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

FIRE, SAFETY AND CASUALTY ISSUES

     The Company stores chemicals at each of its 69 service centers. Certain chemicals the Company stores are combustible oxidizing compounds and the storage of such chemicals is strictly regulated by local fire codes. The Company maintains strict policies and procedures regarding chemical handling and fire and safety regulations, and has never incurred any material liability related to its handling of chemicals. A fire, explosion or flood affecting one of the Company's facilities, however, could give rise to liability claims against the Company.

EMPLOYEES

     At March 18, 1997, the Company employed approximately 809 persons on a full-time basis, of whom 182 engaged in management, administration and accounting, and credit and collections, 60 engaged in outside sales, 156 engaged in service center management and 411 engaged in warehouse, production and distribution operations. Of these employees, 71 are employed at the Company's corporate headquarters in Covington, Louisiana. No employees are covered by collective bargaining agreements. The Company believes it has good relations with its employees. In connection with the peak summer selling season, the Company typically employs additional warehouse, production and distribution personnel during the months from May through August.

INTELLECTUAL PROPERTY

     The Company has registered trademarks and tradenames for several of its private label products. The Company believes the strength of its trademarks and tradenames has been and will be beneficial to its business. The Company intends to continue to protect and promote its marks.

ITEM 2.   PROPERTIES.

     As of March 18, 1997, the Company conducted its operations through 69 service centers located in 22 states. Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. The Company's executive offices are located in approximately 22,000 square feet of leased space in Covington, Louisiana.

     The Company's service centers range in size from approximately 7,200 square feet to 30,000 square feet and consist of warehouse, counter, display and office space. The Company owns service centers in Phoenix, Arizona and Fresno, California. All of the Company's other properties are leased for terms which expire between 1997 and 2009, and many of such leases may be extended. In certain instances, the Company's service centers are leased from the former owners of businesses acquired by the Company. The Company believes that no single lease is material to its operations, and that alternate sites are presently available at market rates. See Item 13, "Certain Relationships and Related Transactions" and Note 7 to the Company's Consolidated Financial Statements.

ITEM 3.   LEGAL PROCEEDINGS.

     From time to time, the Company is involved in litigation and proceedings arising in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

     The Common Stock of the Company is listed on the NASDAQ National Market under the symbol "POOL." At March 18, 1997, there were 59 holders of record of Common Stock.

     The following table sets forth the high and low bid information for the Common Stock during the fourth quarter of 1995 and each quarter of 1996.


        Fiscal Year             High             Low
        -----------             ----            ----
1995..............4th Qtr.     $11 1/4          $ 9 3/4

1996..............1st Qtr.      15 1/4            10

 ..................2nd Qtr.      20                14

 ..................3rd Qtr.      21                17 1/4

 ..................4th Qtr.      20 3/4            18

     The bid information set forth above reflects inter-dealer prices, without mark-up, mark-down or commission and may not necessarily represent actual transactions.

     The Company currently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Second Amended and Restated Credit Agreement dated as of September 26, 1996, by and among SCP Supply, The First National Bank of Chicago, as agent, and various lenders from time to time party thereto (the "Senior Loan Facility") restricts the Company's ability to pay dividends. Any future determination to pay cash dividends will be made by the board of directors of the Company ("the Board") in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board deems relevant at such time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of OperationsCLiquidity and Capital Resources" and Note 3 of the Notes to the Company's Consolidated Financial Statements.

ITEM 6.   SELECTED FINANCIAL DATA.

     The following table sets forth selected financial data of the Company and its Predecessor. This information should be read in conjunction with Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and with the Consolidated Financial Statements of the Company and the Predecessor and related Notes thereto included herein.



                                                        THE COMPANY                          THE PREDECESSOR(1)
                                                        ------------                         ------------------
                                                                      YEAR ENDED DECEMBER 31,
                                                 --------------------------------------------------------------
                                                    1996         1995         1994       1993          1992
                                                 --------------------------------------------------------------
                                                            (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF EARNINGS DATA:
Net sales.....................................    $235,844      $161,095    $101,977    $67,282      $54,101
Cost of sales.................................     183,814       123,974      77,488     50,861       40,749
                                                  --------      --------    --------    -------      -------
    Gross Profit..............................      52,030        37,121      24,489     16,421       13,352
Warehouse expense.............................       9,611         6,957       3,610      2,107        1,808
Selling and administrative expenses...........      31,139        19,907      13,518      8,618        7,180
Goodwill amortization.........................         793           735         683          -            -
                                                  --------      --------    --------    -------      -------
     Operating income.........................      10,487         9,522       6,678      5,696        4,364
Other income (expense):
     Interest expense.........................      (3,176)       (5,113)     (4,171)      (100)        (206)
     Amortization expense.....................        (698)         (610)       (498)         -            -
     Management fees paid to stockholder......           -          (208)       (250)         -            -
     Miscellaneous income.....................         823           228         118        121           81
                                                  --------      --------    --------    -------      -------
                                                    (3,051)       (5,703)     (4,801)        21         (125)
                                                  --------      --------    --------    -------      -------
Income before income taxes and
   extraordinary loss.........................       7,436         3,819       1,877      5,717        4,239
Provision for income taxes (1)(2).............       2,903         1,490         770          -           85
                                                  --------      --------    --------    -------      -------
Income before extraordinary loss (1)(2).......    $  4,533      $  2,329    $  1,107    $ 5,717      $ 4,154
                                                  ========      ========    ========    =======      =======

Income before extraordinary loss per share of
        common stock
          Primary.............................        1.07         $1.18         .79
          Fully diluted.......................        1.05          1.13         .75

BALANCE SHEET DATA:
Working capital...............................    $ 34,602      $ 21,187    $  8,493    $ 5,817      $ 4,729
Total assets..................................     113,245        75,397      50,675     11,306        9,911
Total debt....................................      51,277        26,476      38,025        124          172
Stockholders' equity..........................      36,810        32,277       3,037      6,767        5,623
==============

(1) The Predecessor elected to be treated as an S corporation for income tax purposes, and accordingly did not pay federal and state (except in certain states) income taxes during such period. The Company is, and has been since its formation, a C corporation.

(2) During 1995 the Company recorded an extraordinary charge, net of applicable income taxes, of approximately $750,000 for the write-off of loan financing fees and a prepayment premium associated with the extinguishment of certain indebtedness.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

     The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its Predecessor. From its inception in 1980 through the end of 1993, the Predecessor steadily increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown by opening new service centers and increasing sales to new and existing customers, and through strategic acquisitions. From January 1, 1990 to March 18, 1997, the Company expanded from 8 service centers in 6 states to 69 service centers in 22 states, primarily through acquisitions. See "The Acquisitions."

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

     The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters, when the Company may incur net losses.

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

     The principal components of the Company's expenses include the cost of products purchased from manufacturers and sold during the year, and operating expenses, which are primarily related to labor, occupancy, commissions and marketing. Some geographic markets serviced by the Company, particularly California, Texas and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

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


                                                      YEAR ENDED DECEMBER 31
                                                      1996     1995     1994
                                                      ------------------------
     Net sales                                        100.0%   100.0%   100.0%
     Cost of sales                                     77.9     77.0     76.0
                                                        ---------------------
     Gross profit                                      22.1     23.0     24.0
     Warehouse expense                                  4.1      4.3      3.5
     Selling and administrative expenses               13.2     12.4     13.3
     Goodwill amortization                              0.3      0.4      0.7
                                                        ----------------------
     Operating income                                   4.5      5.9      6.5

     Other income (expense):
     Interest expense                                  (1.3)    (3.2)    (4.1)
     Amortization expense                              (0.3)    (0.4)    (0.5)
     Miscellaneous                                      0.3        -     (0.1)
                                                        ----------------------
     Income before income taxes and extraordinary loss  3.2%     2.3%     1.8%
                                                        ======================

     The following discussions compare the results of operations for the year ended December 31, 1996 to the year ended December 31, 1995 and the results of operations for the year ended December 31, 1995 to the year ended December 31, 1994.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales increased by $74.7 million, or 46.4%, to $235.8 million in 1996 from $161.1 million in 1995. An increase in sales at servie centers opened at least 15 months of approximataely 19.0% accounted for $26.8 million of the increase. Service centers acquired from BLN accounted for $21.2 million of the increase, with the remaining increase resulting from sales at service centers acquired in 1995.

     Gross profit increased by $14.9 million, or 40.2%, to $52.0 million in 1996 from $37.1 million in 1995. Gross profit as a percentage of net sales, however, declined .9% to 22.1% in 1996 from 23.0% in 1995. A majority of the decline in gross profit margin was attributed to lower margins realized at the service centers in California and Florida. Service centers in California and Florida generated gross profit margins of 17.2% and 17.6%, respectively, compared to 24.3% for service centers outside these areas. The number of service centers located in California and Florida increased from 2 on January 1, 1995 to 25 on December 31, 1996.

     Operating expenses increased by $13.9 million, or 50.5%, to $41.5 million in 1996 from $27.6 million in 1995. This increase is reflective of (1) salaries, occupancy expense and other costs associated with the acquired service centers, and (2) payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales increased to 17.6% in 1996 compared to 17.1% in 1995. This increase was primarily attributable to an increase in bonuses as a percentage of sales.

     Interest and other expenses decreased to $3.1 million in 1996 from $5.7 million in 1995. The decrease was primarily attributable to the reduction in the Company's debt with the proceeds from the Company's initial public offering in October 1995, which resulted in a decrease in interest expense in 1996.

     The provision for income taxes was $2.9 million in 1996 compared to $1.5 million in 1995. The increase is consistent with the increase in income before income taxes.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     Net sales increased by $59.1 million, or 57.9%, to $161.1 million in 1995 from $102.0 million in 1994. An increase in sales at service centers opened at least 15 months of approximately 15.7% accounted for $14.9 million of the increase. Service centers acquired in connection with the 1995 acquisitions accounted for $31.0 million of the increase in net sales, and an increase in sales at new service centers accounted for $9.4 million of the total increase.

     Gross profit increased by $12.6 million, or 51.4%, to $37.1 million in 1995 from $24.5 million in 1994. Gross profit as a percentage of net sales, however, declined 1.0% to 23.0% in the 1995 period from 24.0% in the 1994 period. A majority of the decrease in gross profit margin was attributable to lower margins realized at the service centers acquired in the Orcal Acquisition, which generated gross profit margins of approximately 19.1% versus 23.8% for all other service centers. The Orcal Acquisition was completed in February 1995, which made it difficult for the Company to fully implement its information systems and train existing employees in time to meet the peak swimming pool supply selling season. In addition, the Orcal service centers were stocked with inventory purchased under the prior owner's less attractive purchasing terms. As a result, the Company was unable to realize its purchasing economies. Increased competition in certain geographic markets and higher product costs, particularly for chemicals and packaged pools, also negatively impacted the gross profit margin during the 1995 period.

     Operating expenses increased by $9.8 million, or 55.1%, to $27.6 million in 1995 from $17.8 million in 1994, but declined as a percentage of sales to 17.1% in 1995 from 17.5% in 1994. The dollar increase was primarily attributable to salaries, higher occupancy expenses in California, commissions and other costs associated with increased employment at the service centers acquired in connection with the Orcal Acquisition. The decrease as a percentage of sales was primarily attributable to the operating leverage achieved by spreading the Company's fixed expenses over a larger revenue base.

     Interest and other expenses increased to $5.7 million in 1995 from $4.8 million in 1994. The increase was primarily attributable to higher interest rates and to increased interest expense related to the debt incurred in connection with the various acquisitions.

     The provision for income taxes was $1.5 million in 1995 and $770,000 in 1994. The increase is consistent with the increase in income before income taxes.

SEASONALITY AND QUARTERLY FLUCTUATIONS

     The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters, when the Company may incur net losses.

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

     The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open its new service centers at the end of the fourth quarter or the beginning of the first quarter to take advantage of preseason sales programs and the peak season.

     The following table sets forth certain unaudited quarterly data for 1995 and 1996 which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                 1996                                         1995
                                  -------------------------------------------   ------------------------------------------
                                       1ST        2ND        3RD        4TH         1ST        2ND        3RD        4TH
                                    QUARTER    QUARTER    QUARTER     QUARTER    QUARTER    QUARTER    QUARTER     QUARTER
                                 -----------  ---------  ----------  ---------  ---------  ---------  ----------  ---------
                                                                   (Dollars in thousands)
Net sales.........................   $41,145    $85,867    $62,344    $46,488     $25,846    $66,667    $47,229    $21,353
Gross profit......................     9,273     20,042     13,531      9,184       5,954     14,799     10,399      5,969
Operating income (loss)...........       743      9,843      4,176     (4,275)        653      7,447      3,236     (1,814)
Net sales as a percentage of
  annual net sales................        18%        36%        26%        20%         16%        42%        29%        13%
Gross profit as a percentage of
  annual gross profit.............        18%        38%        26%        18%         16%        40%        28%        16%
Operating income as a percentage
  of annual operating income......         7%        94%        40%       (41%)         7%        78%        34%       (19%)

LIQUIDITY AND CAPITAL RESOURCES

     Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility. As of December 31, 1996, the Senior Loan Facility consisted of a term loan and a revolving line of credit. The Company's borrowings under its credit facility, together with cash flow from operations and seller financing have historically been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of December 31, 1996, the Company has approximately $10 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

     Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 1.0% or (ii) LIBOR plus a margin ranging from 1.25% to 2.50%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company (other than inventory acquired from BLN, which secures the Company's obligations to BLN), including the capital stock of SCP Supply, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of December 31, 1996, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on September 26, 2002.

     During the year ended December 31, 1996, the Company borrowed $28.5 million to meet seasonal working capital requirements and made payments of $29.5 million under its revolving credit facility. In addition, the seller of BLN provided $31.8 million of financing to the Company. This financing, which bears interest at 6%, is due in varying monthly installments through September 1998. Approximately $14.1 million of this financing was repaid through December 31, 1996, of which $4.4 million was paid from proceeds received in connection with the Alliance Sale. In September 1996, the Company converted approximately $15.6 million due under its revolving credit facility to the term loan portion of the Senior Loan Facility.

     Excluding acquisitions, the Company made capital expenditures of $788,000 and $866,000 in the years ended December 31, 1996 and 1995, respectively.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS
OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

     With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the sensitivity of the swimming pool supply business to cool or rainy weather; (iii) the intense competition and low barriers to entry in the swimming pool supply industry; (iv) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged; (v) the sensitivity of the swimming pool supply business to general economic conditions; (vi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (vii) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage and repackaging of chemicals sold by the Company; and (viii) the other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause such results to differ materially from the Company's expectations described above.

ITEM 8.  FINANCIAL STATEMENTS.

    See the attached Consolidated Financial Statements (pages F-1 through F-22).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    None.

                                    PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.

ITEM 11.    EXECUTIVE COMPENSATION.

    Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    Incorporated by reference to the Company's 1997 Proxy Statement to be filed with the Commission.

                                    PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

    The following documents are filed as a part of this report:

    (a)    (1)  The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-22.

           (2) Financial Statement Schedules. All schedules are omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

           (3)  The exhibits listed in the Index to the Exhibits.

     (b)   Reports on Form 8-K.

           On October 9, 1996, the Company filed a report on Form 8-K disclosing that (i) its wholly owned subsidiary, South Central Pool Supply, Inc., had acquired substantially all of the assets of The B-L Network, Inc. in exchange for promissory notes of the Company in an aggregate amount of approximately $32.7 million; and (ii) its indirect wholly owned subsidiary, Alliance Packing, Inc., had agreed to sell certain assets, including inventory and fixed assets, to Bio-Lab, Inc. The sale of assets by Alliance Packaging was completed on October 31, 1996.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 1997.

                                   SCP POOL CORPORATION


                                   By:      /S/ WILSON B. SEXTON
                                       ---------------------------------------
                                         Wilson B. Sexton, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27, 1997


               SIGNATURE                         TITLE
               ---------                         -----
     /S/ WILSON B. SEXTON                        Chairman and Director
---------------------------------
         Wilson B. Sexton


    /S/ FRANK J. ST. ROMAIN                      President, Chief Executive
---------------------------------                Officer and Director
        Frank J. St. Romain


    /S/ CRAIG K. HUBBARD                         Chief Financial Officer,
---------------------------------                Treasurer and Secretary
        Craig K. Hubbard


   /S/ ANDREW W. CODE                            Director
---------------------------------
       Andrew W. Code


   /S/ PETER M. GOTSCH                           Director
---------------------------------
       Peter M. Gotsch


   /S/ DOMINICK DEMICHELE                        Director
---------------------------------
       Dominick DeMichele


  /S/ ROBERT C. SLEDD                            Director
---------------------------------
      Robert C. Sledd


                                                                                                SEQUENTIAL
EXHIBIT                                                                                            PAGE
NUMBER                  DOCUMENT DESCRIPTION                                                      NUMBER
-------                 --------------------                                                    -----------
  3.1        Restated Certificate of Incorporation of the Company.                                   (1)
  3.2        Restated Bylaws of the Company.                                                         (1)
  4.1        Form of certificate representing shares of Common Stock of the Company.                 (1)
  4.2        Credit Agreement, dated as of December 31, 1993, by and among South Central
             Pool Supply, Inc. (previously known as SCP Acquisition Corp.), The First
             National Bank of Chicago, as agent, and various lenders from time to time
             party thereto.                                                                          (1)
  4.3        Amendment No. 1 to Credit Agreement, dated as of September 1, 1994, by and among South Central Pool Supply, Inc. ("SCP Supply"), The First National
             Bank of Chicago, as agent, and various lenders from time to time party thereto.         (1)
  4.4        Amendment No. 2 to Credit Agreement, dated as of January 20, 1995, by and among SCP Supply, The First National Bank of Chicago, as agent, and various
             lenders from time to time party thereto.                                                (1)
  4.5        Amendment No. 3 to Credit Agreement, dated as of February 28, 1995, by and among South Central Pool Supply, Inc., The First National Bank of Chicago,
             as agent, and various lenders from time to time party thereto.                          (1)
 10.1        Asset Purchase Agreement, dated as of December 31, 1993, by and among the
             Company, SCP Acquisition Corp., and South Central Pool Supply, Inc.                     (1)
 10.2        Registration Agreement, dated as of December 31, 1993, by and among the
             Company, CHS, various management and outside investors, Berkeley Atlantic Income
             Limited, BG Services Limited, and PNC Equity Management Corp.                           (1)
 10.3        Asset Purchase Agreement, dated as of January 4, 1994, by and between Aqua Fab
             Industries, Inc. and South Central Pool Supply, Inc.                                    (1)
 10.4        Amendment No. 1 to Asset Purchase Agreement, dated as of January 7, 1994, by and
             among Aqua Fab Industries, Inc. and South Central Pool Supply Industries, Inc.          (1)
 10.5        Amendment No. 2 to Asset Purchase Agreement, dated as of January 18, 1994, by and
             among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.                     (1)
 10.6        Amendment No. 3 to Asset Purchase Agreement, dated as of February 17, 1994, by
             and among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.                 (1)
 10.7        Asset Purchase Agreement, dated as of January 20, 1995, by and among Alliance
             Packaging, Inc., York Chemical Corporation and Wexco Incorporated.                      (1)
 10.8        Stock Purchase Agreement, dated as of February 15, 1995, by and among the Company,
             Orcal Pool Supplies, Inc. and Ronald Hetzner.                                           (1)
 10.9        Agreement, dated as of March 31, 1992, by and between Wexco and W.B. Sexton.            (1)
 10.10       Patent Assignment, dated as of January 20, 1995, between Wexco Incorporated and
             Alliance Packaging, Inc.                                                                (1)
+10.11       ACL Supply Contract, dated as of January 11, 1995, by and between SCP Supply and
             Occidental Chemical Corporation, a New York corporation.                                (1)
 10.12       Management Agreement, dated as of December 31, 1993, by and between CHS Management
             Limited Partnership, an Illinois limited partnership, and SCP Acquisition Corp.         (1)
 10.13       Management Agreement, dated as of February 28, 1995, by and between SCP Supply and
             Ronald Hetzner.                                                                         (1)
 10.14       SCP Pool Corporation 1995 Stock Option Plan.*                                           (1)
 10.15       Form of Individual Stock Option Agreement.*                                             (1)

                                                                                                SEQUENTIAL
EXHIBIT                                                                                            PAGE
NUMBER                  DOCUMENT DESCRIPTION                                                      NUMBER
-------                 --------------------                                                     --------
 10.16     Form of Convertible Subordinated Note dated as of December 31, 1993 issued by SCP
           Holding Corp.                                                                             (1)
 10.17     Form of Junior Subordinated Note, dated as of December 31, 1993, issued
           by SCP Holding Corp.                                                                      (1)
 10.18     Form of Executive Securities Agreement, dated as of December 31, 1993, among SCP Holding Corp., Code Hennessy & Simmons Limited Partnership and certain
           executives.                                                                               (1)
 10.19     Form of Lease, dated as of February 28, 1995, by and between Ronald Hetzner and
           South Central Pool Supply, Inc.                                                           (1)
 10.20     Lease, dated as of November 8, 1993, by and between Northpark Alliance, LLC and South
           Central Pool Supply, Inc.                                                                 (1)
 10.21     Lease, dated as of November 7, 1991, by and between St. Romain Children's Trust and
           South Central Pool Supply, Inc.                                                           (1)
+10.22     Sales Agreement, dated as of October 1, 1993, between PPG Industries, Inc. and SCP
           Supply.                                                                                   (1)
 10.23     Asset Purchase Agreement, dated as of September 7, 1995, by and among SCP Supply,
           Aman Enterprises, Inc., Stephen Aman and Walter Aman.                                     (2)
 10.24     Stock Purchase Agreement, dated as of November 10, 1995, by and among SCP Supply,
           Steven Portnoff Corporation and Steven Portnoff                                           (2)
 10.25     Asset Purchase Agreement, dated as of December 12, 1995, by and among SCP Supply,
           Pool Mart of Nevada, Inc., Robert Portnoff, Sarah Portnoff and Steven Portnoff            (2)
 10.26     SCP Pool Corporation 1996 Non-Employee Director Equity Incentive Plan*                    (2)
 10.27     Second Amended and Restated Credit Agreement, dated as of September 26, 1996, among
           South Central Pool Supply, Inc., the First National Bank of Chicago and the
           Institutions party thereto as lenders                                                     (3)
 10.28     Asset Purchase Agreement, dated as of September 26, 1996, among South Central Pool
           Supply, Inc., SCP Pool Corporation, The B-L Network, Inc. and Bio-Lab, Inc.               (3)
 10.29     Asset Purchase Agreement, dated as of September 26, 1996, among Alliance Packaging,
           Inc., SCP Pool Corporation, South Central Pool Supply, Inc. and Bio-Lab, Inc.             (3)
+10.30     Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP Pool
           Corporation                                                                               (3)
+10.31     Supply Agreement, dated as of September 26, 1996, among Bio-Lab, Inc., South Central
           Pool Supply, Inc., and SCP Pool Corporation                                               (3)
 21.1      Subsidiaries of the registrant.                                                           (1)
 23.1      Consent of Ernst & Young LLP
 27.1      Financial Data Schedule
____________

 +  Confidential Treatment Requested
 *  Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-92738.

(2) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(3) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

                         INDEX TO FINANCIAL STATEMENTS

CONSOLIDATED FINANCIAL STATEMENTS OF SCP POOL CORPORATION

Report of Independent Auditors..............................................  F-2
Consolidated Balance Sheets - December 31, 1996 and 1995....................  F-3
Consolidated Statements of Income - Years Ended December 31, 1996, 1995
 and 1994...................................................................  F-4
Consolidated Statements of Stockholders' Equity - Years Ended December 31,
 1996, 1995 and 1994........................................................  F-5
Consolidated Statements of Cash Flows - Years Ended December 31,
 1996, 1995 and 1994........................................................  F-6
Notes to Consolidated Financial Statements..................................  F-7

                         Report of Independent Auditors


The Board of Directors
SCP Pool Corporation


We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP

New Orleans, Louisiana
February 14, 1997

                              SCP Pool Corporation

                          Consolidated Balance Sheets

                       (In thousands, except share data)



                                              DECEMBER 31
                                            1996       1995
                                        ---------------------

ASSETS
Current assets:
 Cash and cash equivalents                 $  4,621   $ 2,043
 Receivables                                 25,293    12,090
 Inventory                                   42,112    25,230
 Prepaid expenses                               632       363
 Deferred income taxes                          392       145
                                        ---------------------
Total current assets                         73,050    39,871

Property and equipment, net                   4,413     3,470
Goodwill, net                                33,009    29,725
Other assets, net                             2,773     2,331
                                        ---------------------
Total assets                               $113,245   $75,397
                                        =====================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                          $ 15,132   $12,726
 Accrued and other current liabilities        7,907     3,075
 Current portion of long-term debt           15,409     2,883
                                        ---------------------
Total current liabilities                    38,448    18,684

Deferred income taxes                         2,119       843
Long-term debt, less current portion         35,868    23,593

Stockholders' equity:
 Preferred stock, $.01 par value;
  100,000 shares authorized; no shares
  issued and outstanding                          -         -
 Common stock, $.001 par value;
  10,000,000 shares authorized;
  4,222,809 shares issued and
  outstanding                                     4         4
 Additional paid-in capital                  29,587    29,587
 Retained earnings                            7,219     2,686
                                        ---------------------
Total stockholders' equity                   36,810    32,277
Total liabilities and stockholders'     ---------------------
 equity                                    $113,245   $75,397
                                        =====================

See accompanying notes.

                              SCP Pool Corporation

                       Consolidated Statements of Income

                     (In thousands, except per share data)


                                                YEAR ENDED DECEMBER 31
                                             1996        1995        1994
                                        -----------------------------------
Net sales                                  $235,844    $161,095    $101,977
Cost of sales                               183,814     123,974      77,488
                                        -----------------------------------
Gross profit                                 52,030      37,121      24,489
Warehouse expense                             9,611       6,957       3,610
Selling and administrative expenses          31,139      19,907      13,518
Goodwill amortization                           793         735         683
                                        -----------------------------------
Operating income                             10,487       9,522       6,678
Other income (expense):
 Interest expense                            (3,176)     (5,113)     (4,171)
 Amortization expense                          (698)       (610)       (498)
 Management fees paid to majority
  stockholder                                     -        (208)       (250)
 Miscellaneous income                           823         228         118
                                        -----------------------------------
                                             (3,051)     (5,703)     (4,801)
                                        -----------------------------------
Income before income taxes and
 extraordinary loss                           7,436       3,819       1,877
Provision for income taxes                    2,903       1,490         770
                                        -----------------------------------
Income before extraordinary loss              4,533       2,329       1,107
Extraordinary loss, net of applicable
 income taxes of $499                             -         750           -
                                        -----------------------------------
Net income                                    4,533       1,579       1,107
                                        ===================================

Income per share of common stock:
 Primary:
  Income before extraordinary loss         $   1.07    $   1.18    $    .79
  Extraordinary loss                              -         .38           -
                                        -----------------------------------
  Net income                               $   1.07    $    .80    $    .79
                                        ===================================


 Fully diluted:
  Income before extraordinary loss         $   1.05    $   1.13    $    .75
  Extraordinary loss                              -         .36           -
                                        -----------------------------------
  Net income                               $   1.05    $    .77    $    .75
                                        ===================================

Weighted average shares outstanding:
 Primary                                      4,223       1,981       1,401
                                        ===================================
 Fully diluted                                4,308       2,066       1,486
                                        ===================================

See accompanying notes.

                              SCP Pool Corporation

                Consolidated Statements of Stockholders' Equity

                       (In thousands, except share data)




                                                              CLASS A             CLASS B       ADDITIONAL
                                       COMMON STOCK         COMMON STOCK        COMMON STOCK     PAID-IN    RETAINED
                                      SHARES    AMOUNT    SHARES     AMOUNT    SHARES   AMOUNT   CAPITAL    EARNINGS   TOTAL
                                   -------------------------------------------------------------------------------------------
Balance at January 1, 1994                   -  $    -   1,275,361      $ 1    71,597   $     -    $ 1,929  $      -   $ 1,930
 Net income                                  -       -           -        -         -         -          -     1,107     1,107
                                   -------------------------------------------------------------------------------------------
Balance at December 31, 1994                 -       -   1,275,361        1    71,597         -      1,929     1,107     3,037
 Common stock issued                         -       -      36,730        -         -         -        300         -       300
 Recapitalization                    2,069,406       2  (1,312,091)      (1)  (71,597)        -      7,199         -     7,200
 Initial public offering             2,053,403       2           -        -         -         -     19,182         -    19,184
 Exercise of overallotment option      100,000       -           -        -         -         -        977         -       977
 Net income                                  -       -           -        -         -         -          -     1,579     1,579
                                   -------------------------------------------------------------------------------------------
Balance at December 31, 1995         4,222,809       4           -        -         -         -     29,587     2,686    32,277
 Net income                                  -       -           -        -         -         -          -     4,533     4,533
                                   -------------------------------------------------------------------------------------------
Balance at December 31, 1996         4,222,809      $4           -   $    -         -   $     -    $29,587    $7,219   $36,810
                                   ===========================================================================================

See accompanying notes.

                              SCP Pool Corporation

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                              YEAR ENDED DECEMBER 31
                                            1996       1995       1994
                                        -------------------------------
OPERATING ACTIVITIES
Net income                                $  4,533   $  1,579   $ 1,107
Adjustments to reconcile net income to
 net cash provided by operating
 activities:
  Write-off of loan financing fees               -      1,249         -
  Depreciation and amortization              2,503      2,069     1,566
  Provision for doubtful accounts
   receivable, net of write-offs               388        506       369
  Provision for inventory obsolescence,
   net of write-offs                           (86)       678       482
  Provision for deferred income taxes        1,029        935       344
  Loss (gain) on sale of property and
   equipment                                   155         13        (5)
  Changes in operating assets and
   liabilities, net of effects of
   acquisitions and disposals
     Accounts receivable                   (12,571)    (3,686)   (2,198)
     Inventory                               4,877     (3,667)   (5,590)
     Prepaid expenses and other assets          31       (790)     (337)
     Accounts payable                        2,638      1,981     3,048
     Accrued and other current
      liabilities                            4,129        (88)    1,646
                                        -------------------------------
Net cash provided by operating
 activities                                  7,626        779       432

INVESTING ACTIVITIES
Acquisition of businesses                   (1,664)   (11,108)   (2,130)
Purchase of property and equipment            (788)      (866)     (372)
Proceeds from sale of property and
 equipment                                      73        127        19
                                        -------------------------------
Net cash used in investing activities       (2,379)   (11,847)   (2,483)

FINANCING ACTIVITIES
Net borrowings (repayments) of
 revolving loan                             (1,000)     6,615     3,450
Proceeds from long-term debt                     -      7,200         -
Payments on long-term debt                  (1,669)   (21,799)   (1,500)
Issuance of common stock                         -     20,461         -
Payment of debt prepayment premium               -       (210)        -
                                        -------------------------------
Net cash provided by (used in)
 financing activities                       (2,669)    12,267     1,950
                                        -------------------------------
Change in cash and cash equivalents          2,578      1,199      (101)
Cash and cash equivalents at beginning
 of year                                     2,043        844       945
                                        -------------------------------
Cash and cash equivalents at end of year  $  4,621   $  2,043   $   844
                                        ===============================

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid (received) during the year
 for:
 Interest                                 $  3,279   $  5,883   $ 3,285
                                        ===============================
 Income taxes, net of refunds             $   (561)  $    (33)  $ 1,121
                                        ===============================

SUPPLEMENTAL DISCLOSURE OF NONCASH
 INVESTING AND FINANCING ACTIVITIES
Long-term debt issued to acquire
 businesses                               $ 31,846   $  2,650      $
                                        ===============================
Long-term debt reduced through sale of
 Alliance                                 $  4,376      $          $
                                        ===============================

See accompanying notes.

                              SCP Pool Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1996


1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

DESCRIPTION OF BUSINESS

SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 69 service centers in 22 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

On September 26, 1996, the Company acquired certain assets, primarily inventory and property and equipment, of The B-L Network, Inc. (BLN), a wholesaler of swimming pool supplies with 39 service centers in 12 states. $31.8 million of the aggregate purchase price was financed by BLN, with the remaining $2.4 million representing liabilities assumed (see Note 6) and other costs incurred by the Company. This acquisition has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. The cost of the acquisition has been allocated as follows, on the basis of the fair value of the assets acquired (in thousands):

                Inventory                  $25,674
                Other current assets           389
                Property and equipment       2,705
                Other assets                 1,136
                Goodwill                     4,309
                                        ----------
                                           $34,213
                                        ==========

Unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995, giving effect to the BLN acquisition as if it had occurred as of January 1, 1995, are as follows (in thousands, except per share data):

                                              1996       1995
                                          ----------------------
        Net sales                            $362,066   $298,903
        Gross profit                         $ 72,099   $ 61,005
        Operating income                     $ 11,694   $  9,419
        Income before extraordinary loss     $  4,201   $    962
        Net income                           $  4,201   $    212
        Net income per share:
         Primary                             $    .99   $    .11
         Fully diluted                       $    .98   $    .10

                             SCP Pool Corporation

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The unaudited pro forma consolidated results of operations for the years ended December 31, 1996 and 1995 include pro forma adjustments for the incremental increase or decrease in amortization of goodwill and other intangible assets, interest expense, and income taxes associated with the acquisition. It does not reflect the anticipated savings in purchasing costs at BLN during the periods presented, nor does it reflect cost savings from the closure of certain BLN service centers.

In October 1996, the Company sold certain assets, including inventory and fixed assets, of Alliance Packaging, Inc., a wholly owned subsidiary which operates a manufacturing and repackaging facility in Dallas, Texas, to Bio-Lab, Inc. (Bio-
Lab), the parent company of BLN, for approximately $5.4 million which approximated the book value of the assets sold.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

SEASONALITY AND WEATHER

The Company's business is highly seasonal. Sales are substantially lower during the first and fourth quarters of the year, when the Company may incur net losses. The principal external factor affecting the Company's business is weather. Unseasonably early or late warming trends can increase or decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, each of which can adversely affect the Company's sales and operating profit.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

                             SCP Pool Corporation

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

CREDIT RISK

The Company performs periodic credit evaluations of its customers and generally does not require collateral. Receivables are generally due within 30 days, except for winter sales under early-buy programs for which extended terms are given. Credit losses have been within management's expectations.

INVENTORIES

Inventories consist primarily of goods purchased for resale and are carried at the lower of cost, using the average cost method, or market. At December 31, 1996 and 1995, the reserve for inventory obsolescence was approximately $1,714,000 and $1,800,000, respectively. The reserve for inventory obsolescence at each service center is based upon a number of factors, including the experience of the manager at the service center, the previous operating performance of the service center, geographical location, product offerings, and other factors. The Company believes that the reserve for inventory obsolescence may periodically require adjustment as the factors identified above change.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost. The Company provides for depreciation principally by the straight-line method over estimated useful lives of three years for autos and trucks, five to ten years for leasehold improvements, and ten years for furniture and fixtures and machinery and equipment. Depreciation expense was approximately $1,012,000, $724,000 and $385,000 in 1996, 1995 and
1994, respectively.

GOODWILL

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized over 40 years. At December 31, 1996 and 1995, accumulated amortization was approximately $2,211,000 and $1,418,000, respectively. The recoverability of goodwill is assessed periodically and takes into account whether the goodwill should be completely

                             SCP Pool Corporation

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill would be reduced if it is probable that management's best estimate of future operating income before goodwill amortization will be less than the carrying amount of goodwill over the remaining amortization period. In addition, the Company assesses long-lived assets for impairment under FASB Statement No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of (FAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

OTHER ASSETS

Loan financing fees are being amortized over the term of the related debt. The noncompete agreement and organization costs are being amortized over five years.

INCOME TAXES

Deferred income taxes are determined by the liability method in accordance with Statement of Financial Accounting Standards (FAS) No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

IMPAIRMENT OF LONG-LIVED ASSETS

In January 1996, the Company adopted FAS 121 which requires impairment losses to be recorded on long-lived assets used in operations when indicators of impairment are present and the undiscounted cash flows estimated to be generated by those assets are less than the assets' carrying amounts. FAS 121 also addresses the accounting for long-lived assets that are expected to be disposed of. The adoption had no effect on the Company's financial statements.

                             SCP Pool Corporation

1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION ARRANGEMENTS

The Company accounts for its stock compensation arrangements under the provisions of APB 25, Accounting for Stock Issued to Employees.

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS

Additional information regarding certain balance sheet accounts is presented below (in thousands):

                                             DECEMBER 31
                                            1996      1995
                                        --------------------
Receivables:
 Trade accounts, less allowance of
  $1,394 in 1996 and $1,006 in 1995        $21,578   $ 7,430
 Recoverable income taxes                        -       552
 Vendor rebates                              1,451     1,387
 Insurance claims                                -     1,793
 Other                                       2,264       928
                                        --------------------
                                           $25,293   $12,090
                                        ====================

Property and equipment:
 Land                                      $   475   $     -
 Building                                      622         -
 Autos and trucks                              264       490
 Machinery and equipment                     1,411     2,176
 Furniture and fixtures                      2,648     1,375
 Leasehold improvements                        565       463
                                        --------------------
                                             5,985     4,504
 Less accumulated depreciation               1,572     1,034
                                        --------------------
                                           $ 4,413   $ 3,470
                                        ====================

                             SCP Pool Corporation

2. DETAILS OF CERTAIN BALANCE SHEET ACCOUNTS (CONTINUED)

                                             DECEMBER 31
                                            1996      1995
                                        --------------------
Other assets:
 Loan financing fees                       $ 2,274   $ 1,725
 Noncompete agreement                          500       500
 Organization costs                          1,168       660
 Other                                         347       310
                                        --------------------
                                             4,289     3,195
 Less accumulated amortization               1,516       864
                                        --------------------
                                           $ 2,773   $ 2,331
                                        ====================

Accrued and other current liabilities:
 Salaries, bonuses, and commissions        $ 3,586   $ 2,099
 Income taxes payable                        1,883       116
 Other                                       2,438       860
                                        --------------------
                                           $ 7,907   $ 3,075
                                        ====================

3. DEBT

The components of the Company's debt were as follows (in thousands):

                                               DECEMBER 31
                                             1996      1995
                                        --------------------

Senior Revolving Note, variable rate
 (effective interest rate of 9.25% at
 December 31, 1996), due in 2002           $12,000   $13,000

Senior Term Note, variable rate
 (effective interest rate of 9.25% at
 December 31, 1996), payable in
 quarterly installments of variable
 amounts through 2002                       24,000    10,701


Promissory Notes to BLN, interest rate
 of 6%, payable in monthly installments
 of variable amounts through 1998           13,384         -


8% Subordinated Notes, payable in
 annual installments of $884,000
 through 1998                                1,768     2,650

10% Convertible Notes, due in 2002             125       125
                                        --------------------
                                            51,277    26,476
Less current portion                        15,409     2,883
                                        --------------------
                                           $35,868   $23,593
                                        ====================

                             SCP Pool Corporation

3. DEBT (CONTINUED)

Maturities of long-term debt for the five succeeding years are $15,409,000 in 1997, $6,743,000 in 1998, $5,000,000 in 1999, $5,000,000 in 2000, and $5,000,000
in 2001.

The credit agreements include, among other things, covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and also restrict the Company's ability to pay dividends and make capital expenditures. At December 31, 1996, the Company was in compliance with all such covenants. Substantially all of the assets of the Company (other than inventory acquired from BLN, which secures the Company's obligations to BLN) are pledged as collateral for the Senior Revolving Note and the Senior Term Note. Available credit under the Senior Revolving Note is $43 million, subject to an accounts receivable and inventory borrowing base limit. At December 31, 1996, the unused available credit under the Senior Revolving Note was approximately $10 million. The Company pays a quarterly commitment fee of .5% per annum of the unused portion of available credit under the Senior Revolving Note. In September 1996, the Company converted approximately $15.6 million due under its Revolving Note to the Term Note.

The Convertible Notes may be converted at any time through December 31, 2002 into shares of the Company's common stock at a conversion price of $1.47 per share. At December 31, 1996, the conversion of these notes would result in the issuance of 85,025 shares of the Company's common stock. Such shares have been reserved by the Company.

The carrying amount of long-term debt approximates fair value. The fair value of long-term debt was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The net proceeds of the Company's initial public offering were used primarily to reduce indebtedness and resulted in an extraordinary charge, net of tax in 1995 of approximately $750,000 ($.38 per share) for the write-off of loan financing fees and a prepayment premium associated with extinguishing such indebtedness.

                             SCP Pool Corporation

4. INCOME TAXES

Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                      DECEMBER 31
                                     1996     1995
                                  -----------------
Deferred tax liabilities:
 Goodwill                            $2,094  $  893
 Trade discounts on purchases            45     264
 Prepaid expenses                       119     119
 Other                                  383     187
                                  -----------------
Total deferred tax liabilities        2,641   1,463

Deferred tax assets:
 Inventory                              134     322
 Allowance for doubtful accounts        544     392
 Other                                  236      51
                                  -----------------
Total deferred tax assets               914     765
                                  -----------------
Net deferred tax liabilities         $1,727  $  698
                                  =================

Significant components of the provision for income taxes, before the income tax effect of the extraordinary loss, were as follows (in thousands):

                                     DECEMBER 31
                                1996     1995    1994
                              -------------------------
        Current:
        Federal               $1,634   $  484  $ 362
        State                    240       70     64
                              -------------------------
                               1,874      554    426
        Deferred:
        Federal                  898      816    292
        State                    131      120     52
                              -------------------------
                               1,029      936    344
                              -------------------------
        Total                 $2,903   $1,490  $ 770
                              =========================

                             SCP Pool Corporation

4. INCOME TAXES (CONTINUED)

The reconciliation of income tax computed at the federal statutory rates to income tax expense, before the income tax effect of the extraordinary loss, was (in thousands):

                                                     DECEMBER 31
                                                1996     1995    1994
                                             -------------------------
        Tax at statutory rates                  $2,528   $1,298  $ 638
        Other, primarily state income taxes        375      192    132
                                             -------------------------
        Total                                   $2,903   $1,490  $ 770
                                             =========================

5. ISSUANCE OF COMMON STOCK AND EARNINGS PER SHARE

The Company issued 2,053,403 shares of its common stock in an initial public offering in October 1995. In connection with the public offering, the Company granted an overallotment option to the underwriters. In November 1995, the underwriters exercised a portion of this option, and an additional 100,000 shares of the Company's common stock were issued.

A recapitalization occurred in connection with the public offering which included (i) the conversion of all outstanding shares of the Company's Class B common stock to Class A common stock, (ii) the exchange of $7,200,000 of Junior Subordinated Notes for Class A common stock, (iii) reclassification of the Company's Class A common stock to common stock, and (iv) a stock split in the ratio of approximately 1.36-to-1.

Historical primary earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year, adjusted for the stock split. Historical fully diluted earnings per share is calculated by dividing net income, as adjusted for the assumed reduction in interest expense, net of tax, related to the Company's convertible notes by the weighted average number of common shares outstanding during the year, adjusted for the stock split and the shares contingently issuable upon the exercise of the convertible notes payable.

The computation of net income, weighted average shares outstanding and supplementary net income per share assuming the conversion of the Junior Subordinated Notes at the initial public offering price for the years ended December 31, 1995 and 1994 are calculated as follows as if the offering had taken place on January 1, 1994 (in thousands, except per share data):

                             SCP Pool Corporation

5. ISSUANCE OF COMMON STOCK AND EARNINGS PER SHARE (CONTINUED)

                                          YEAR ENDED DECEMBER 31
                                             1995         1994
                                        -------------------------
NET INCOME
Primary:
 Historical net income before
  extraordinary loss                          $2,329       $1,107
 Adjustment for interest expense, net
  of tax in Junior Subordinated Notes            350          420
                                        -------------------------
 Adjusted net income before
  extraordinary loss                           2,679        1,527
 Extraordinary loss                             (750)           -
                                        -------------------------
Adjusted net income                           $1,929       $1,527
                                        =========================
Fully diluted:
 Adjusted net income before
  extraordinary loss                          $2,679       $1,527
 Adjustment for interest expense, net
  of tax, on Convertible Notes                     8            8
                                        -------------------------
 Adjusted net income before
  extraordinary loss                           2,687        1,535
 Extraordinary loss                             (750)           -
                                        -------------------------
 Adjusted net income                          $1,937       $1,535
                                        =========================

WEIGHTED AVERAGE SHARES OUTSTANDING
Primary:
 Historical weighted average shares of
  common stock, adjusted for split             1,981        1,401

 Adjustment for shares added as a
  result of conversion of Junior
  Subordinated Notes                             537          686
                                        -------------------------
                                               2,518        2,087
Fully diluted:
 Adjustment for shares related to
  Convertible Notes                               85           85
                                        -------------------------
                                               2,603        2,172
                                        =========================
SUPPLEMENTARY NET INCOME PER SHARE
Primary:
 Before extraordinary loss                    $ 1.07       $  .73
 Extraordinary loss                             (.30)           -
                                        -------------------------
 Adjusted net income                          $  .77       $  .73
                                        =========================
Fully diluted:
 Before extraordinary loss                    $ 1.03       $  .71
 Extraordinary loss                             (.29)           -
                                        -------------------------
 Adjusted net income                          $  .74       $  .71
                                        =========================

                             SCP Pool Corporation

5. ISSUANCE OF COMMON STOCK AND EARNINGS PER SHARE (CONTINUED)

The computation of net income, weighted average shares outstanding and supplementary net income per share for the year ended December 31, 1995, assuming the Company's public offering and conversion of Junior Subordinated Notes had taken place on January 1, 1995, are as follows (in thousands, except per share data):

NET INCOME
Primary:
 Historical net income before
  extraordinary loss                       $2,329
 Adjustments:
  Interest expense from the
   recapitalization and the application
   of net proceeds of the Offering          2,149

  Management fee  to majority
   stockholder                                208
  Amortization of financing fees of
   indebtedness repaid                        142
  Income tax effect                          (975)
                                        ---------
 Adjusted net income                        3,853
Fully diluted:
 Adjustment for interest expense, net
  of tax, on Convertible Notes                  8
                                        ---------
 Adjusted net income                       $3,861
                                        =========
WEIGHTED AVERAGE SHARES OUTSTANDING
Primary:
 Historical weighted average shares of
  common stock adjusted for split           1,981
 Adjustment for shares added as a
  result of:
  Conversion of Junior Subordinated
   Notes                                      537
  Initial public offering                   1,608
  Exercise of overallotment option             97
                                        ---------
                                            4,223
Fully diluted:
 Adjustment for shares related to
  Convertible Notes                            85
                                        ---------
                                            4,308
                                        =========
SUPPLEMENTARY NET INCOME PER SHARE
Primary                                      $.91
                                        =========
Fully diluted                                $.90
                                        =========

                             SCP Pool Corporation

6. COMMITMENTS AND CONTINGENCIES

The Company leases facilities for its service centers and corporate office and vehicles under noncancelable operating leases that expire in various years through 2009 but which have options to extend for various terms. Rental expense under such operating leases was approximately $4,815,000 in 1996, $3,174,000 in 1995 and $1,641,000 in 1994. The future minimum lease payments as of December 31, 1996 related to noncancelable operating leases with initial terms of one year or more are set forth below (in thousands):

                1997           $ 5,479
                1998             4,231
                1999             3,413
                2000             2,415
                2001             1,371
                Thereafter       2,705
                            ----------
                               $19,614
                            ==========

In connection with the acquisition of BLN, the Company recorded liabilities at the date of acquisition of approximately $1,200,000 for lease buyouts, occupancy costs and employee termination costs related to the planned closing of 16 BLN facilities. As of December 31, 1996, the Company has closed all of the above-mentioned BLN facilities and has a remaining accrual of approximately $700,000 to settle the remaining leases and pay any remaining severance costs. While management believes this amount is adequate to finalize the closure of these BLN facilities, the actual settlements may result in additional adjustments to this accrual. Management expects all settlements to be completed in 1997.

Contemporaneously with the Company's acquisition of BLN and its sale of Alliance, the Company entered into vendor supply agreements with Bio-Lab. Under the terms of one of these agreements, the Company is required to purchase a certain percentage of its annual requirements for the products it previously purchased through Alliance at prices defined in that supply agreement. The supply agreements have an initial term which expires September 26, 2001, with an indefinite number of three-year renewal periods until terminated by either party.

                             SCP Pool Corporation

6. COMMITMENTS AND CONTINGENCIES (CONTINUED)

In the normal course of business, the Company becomes involved as a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance at levels generally consistent with industry standards to insure itself against the normal risks of operations.

7. RELATED PARTY TRANSACTIONS

The Company leases an office building from a limited liability company, the members of which include certain officers and stockholders of the Company and a trust, the beneficiaries of which are children of an officer and stockholder of the Company. The lease is a noncancelable operating lease which expires in 2009. Rent expense for this lease was approximately $83,000 in 1996, $78,000 in 1995 and $44,000 in 1994.

The Company also leases its Baton Rouge service center facility from a trust, the beneficiaries of which are children of an officer and stockholder of the Company. This lease is a noncancelable operating lease which expires in 2000. Rent expense for this lease was approximately $63,000 in 1996 and $62,000 in 1995 and $61,000 in 1994.

In connection with a 1995 acquisition, the Company entered into eight leases with the acquired company's previous stockholder for warehouse facilities in California. The lease agreements have initial terms of five years, commencing on February 28, 1995, and monthly rental rates ranging from approximately $4,000 to $9,000. The aggregate monthly rental for all eight leases is approximately $46,000. At the end of the lease term, the Company has the option to renew each lease for an additional five years at the then fair market rental rate. Rental expense under these leases was approximately $775,000 in 1996 and $438,000 in 1995. In addition, in 1995 the Company paid $884,000 of the acquired company's past due payables to an affiliate of the previous stockholder.

8. EMPLOYEE BENEFIT PLANS

The Company's employees participate in a Company-sponsored savings and retirement plan which provides for discretionary Company contributions under a profit-sharing provision. Employees who are eligible to participate in the savings plan are able to contribute a percentage of their base compensation not to exceed 10%, subject to a dollar limit. The Company contributes an amount equal to 25% of employee contributions up to 6% of their base compensation. Employee contributions are invested in certain equity and fixed

                             SCP Pool Corporation

8. EMPLOYEE BENEFIT PLANS (CONTINUED)

income securities based on employee elections. Matching contributions and profit-sharing contributions made by the Company were $113,000 and $650,000 in 1996, $77,000 and $485,000, in 1995 and $53,000 and $275,000 in 1994.

9. STOCK OPTION PLANS

In February 1995, the Company's board of directors adopted the 1995 Stock Option Plan under which the board of directors is authorized to grant, at its discretion, to employees, agents, consultants or independent contractors of the Company, options to purchase shares of common stock. The number of shares that may be granted under this plan is limited to an aggregate of 400,000. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally are exercisable two years after the date of grant and expire ten years after the date of grant.

In April 1996, the Company's board of directors adopted the SCP Pool Corporation Non-Employee Directors Equity Incentive Plan, under which the Company grants to each non-employee director options to purchase shares of the Company's common stock. The number of shares that may be granted under this plan is limited to an aggregate of 200,000. Granted options have an excerise price of not less than the fair market value of the stock on the date of grant, and generally are exercisable one year after the date of grant and expire ten years after the date of grant.

FASB Statement No. 123, Accounting for Stock-Based Compensation, requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1996 and 1995, respectively: risk-free interest rates of 5.9% and 6.68%; a dividend yield of 0% for both years; volatility factors of the expected market price of the Company's common stock of .32 for both years; and expected lives of 3.4 and 2.5 years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and

                             SCP Pool Corporation

9. STOCK OPTION PLANS (CONTINUED)

because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Had the Company's stock based compensation plan been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):


                                                YEAR ENDED DECEMBER 31
                                                    1996      1995
                                                ----------------------
        Pro forma net income                      $  4,392    $1,568
        Pro forma earnings per share:
         Primary                                  $   1.04    $  .79
         Fully diluted                            $   1.02    $  .76

A summary of the Company's stock option activity and related information for the plans described above are as follows:

                                                            WEIGHTED
                                                   COMMON   AVERAGE
                                                   STOCK    EXERCISE
                                                   SHARES    PRICE
                                                --------------------
        Outstanding at December 31, 1994                 -    $    -
         Granted                                    31,284      5.15
                                                --------------------
        Outstanding at December 31, 1995            31,284      5.15
         Granted                                    81,250     12.19
                                                --------------------
        Outstanding at December 31, 1996           112,534    $10.23
                                                ====================


In 1996 and 1995, the weighted average fair value of options granted were $3.61 and $1.38, respectively.

                             SCP Pool Corporation

9. STOCK OPTION PLANS (CONTINUED)

In February 1995, the Company granted options for 31,284 shares with an exercise price of $5.15. At December 31, 1996, none of these options were exercisable and their remaining contractual life was 8.2 years. In 1996, the Company granted options for 81,250 shares, with exercise prices ranging from $11.25 to $17, which had a weighted average remaining contractual life of 9.1 years at December 31, 1996. At December 31, 1996, 30,000 of the 1996 granted options were exercisable at an exercise price of $11.25.

10. QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is a tabulation of the Company's unaudited quarterly results of operations for the year ended December 31, 1996 (in thousands, except per share data):

                                                     QUARTER ENDED
                                            3/31      6/30      9/30     12/31
                                      ----------------------------------------

        Net sales                        $41,145   $85,867   $62,344   $46,488
        Gross profit                       9,273    20,042    13,531     9,184
        Net income (loss)                     78     5,615     2,168    (3,328)

        Net income (loss) per share:
         Primary                         $   .02   $  1.33   $   .51   $  (.79)
         Fully diluted                       .02      1.30       .50      (.77)