Form 10-Q
period 1997-03-31
SCP POOL CORP
filed 1997-05-15
CIK 945841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.


                          COMMISSION FILE NO.: 0-26640
                                               -------


                              SCP POOL CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


          DELAWARE                                      36-3943363
          --------                                      ----------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                        Identification No.)


109 Northpark Boulevard, Covington, Louisiana             70433-5001
---------------------------------------------             ----------
  (Address of principal executive offices)                (Zip Code)


                                   504-892-5521
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


 -------------------------------------------------------------------------------
   (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES __ NO X
                                              ---

At April 30, 1997, there were 4,225,189 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                              SCP POOL CORPORATION


                               TABLE OF CONTENTS




Part I. Financial Information                                           Page
                                                                        ----

        Item 1.  Financial Statements

                 Consolidated Balance Sheets -- March 31, 1997
                   (Unaudited) and December 31, 1996..................    1

                 Consolidated Statements of Operations -- Three Months
                   Ended March 31, 1997 and 1996 (Unaudited)..........    2

                 Consolidated Statements of Cash Flows -- Three Months
                   Ended March 31, 1997 and 1996 (Unaudited)..........    3

                 Notes to Consolidated Financial Statements
                   (Unaudited) -- March 31, 1997......................    4

        Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................    5

Part II. Other Information

        Items 1. - 6..................................................   11

                              SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                                        MARCH 31,    DECEMBER 31,
                                                                          1997           1996
                                                                     --------------  -------------
                                                                      (Unaudited)       (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                             $  9,285       $  4,621
  Receivables                                                             41,768         25,293
  Inventory, primarily goods purchased for resale                         66,892         42,112
  Prepaid expenses                                                         1,965            632
  Deferred income taxes                                                      584            392
                                                                     -----------     ----------
    Total current assets                                                 120,494         73,050
Property and equipment, net                                                4,790          4,413
Goodwill, net                                                             32,484         33,009
Other assets, net                                                          2,946          2,773
                                                                     -----------     ----------
    Total assets                                                        $160,714       $113,245
                                                                     ===========     ==========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                                     $ 69,836       $ 15,132
   Accrued and other current liabilities                                   3,834          7,907
   Current portion of long-term debt                                      10,905         15,409
                                                                     -----------     ----------
     Total current liabilities                                            84,575         38,448
Deferred income taxes                                                      2,059          2,119
Long-term debt, less current portion                                      37,868         35,868

Stockholders' equity:
  Preferred stock, $.01 par value; 100,000 shares authorized                   -              -
  Common stock, $.001 par value; 10,000,000 shares authorized;
   4,223,829 and 4,222,809 shares issued and outstanding in 1997
   and 1996, respectively                                                      4              4
  Additional paid-in capital                                              29,592         29,587
  Retained earnings                                                        6,616          7,219
                                                                     -----------     ----------
    Total stockholders' equity                                            36,212         36,810
                                                                     -----------     ----------
      Total liabilities and stockholders' equity                        $160,714       $113,245
                                                                     ===========     ==========

 Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete finan-cial statements.

See accompanying notes.                                                      1

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)




                                                 THREE MONTHS ENDED
                                                      MARCH 31,
                                                   1997       1996
                                                 --------  ---------
                                                     (Unaudited)
Net sales                                        $63,565    $41,145
Cost of sales                                     49,605     31,872
                                                 -------    -------
Gross profit                                      13,960      9,273

Warehouse expense                                  3,229      1,971
Selling and administrative expenses               10,416      6,367
Goodwill amortization                                211        192
                                                 -------    -------
Operating income                                     104        743

Other income (expense):
  Interest expense                                (1,057)      (588)
  Amortization expense                              (179)      (132)
  Miscellaneous income                               159        106
                                                 -------    -------
                                                  (1,077)      (614)
                                                 -------    -------
Income (loss) before income taxes                   (973)       129
Income tax provision (benefit)                      (370)        51
                                                 -------    -------
Net income (loss)                                $  (603)   $    78
                                                 =======    =======

Net income (loss) per share of common stock:
  Primary                                        $  (.14)   $   .02
                                                 =======    =======
  Fully diluted                                  $  (.14)   $   .02
                                                 =======    =======

Average shares outstanding:
  Primary                                          4,223      4,223
                                                 =======    =======
  Fully diluted                                    4,308      4,308
                                                 =======    =======


See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)




                                                         THREE MONTHS ENDED
                                                                MARCH 31,
                                                           1997         1996
                                                        -----------  ----------
                                                               (Unaudited)
OPERATING ACTIVITIES
Net income (loss)                                          $  (603)   $    78
Adjustments to reconcile net income (loss) to net cash
 provided by (used in) operating activities                  8,021     (2,552)
                                                           -------    -------
Net cash provided by (used in) operating activities          7,418     (2,474)

INVESTING ACTIVITIES
Purchase of property and equipment                            (284)      (302)
Proceeds from sale of property and equipment                    29         26
                                                           -------    -------
Net cash used in investing activities                         (255)      (276)

FINANCING ACTIVITIES
Net borrowings on revolving loan                             3,000      5,500
Payments on long-term debt                                  (5,504)      (375)
Issuance of common stock                                         5          -
                                                           -------    -------
Net cash provided by (used in) financing activities         (2,499)     5,125
                                                           -------    -------

Change in cash and cash equivalents                          4,664      2,375
Cash and cash equivalents at beginning of period             4,621      2,043
                                                           -------    -------
Cash and cash equivalents at end of period                 $ 9,285    $ 4,418
                                                           =======    =======

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                 $ 1,044    $   529
                                                           =======    =======
  Income taxes                                             $ 2,242    $     -
                                                           =======    =======


See accompanying notes.                                                      3

                             SCP POOL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1997


1. UNAUDITED INTERIM FINANCIAL STATEMENTS

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments, of a normal recurring nature, necessary for a fair presentation of the results of the interim periods.

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of March 31, 1997, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 71 service centers in 22 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

3. EARNINGS PER SHARE

Primary income (loss) per common share equals net income (loss) divided by the weighted average number of common shares outstanding during the period. Fully diluted income per common share equals net income (loss) plus the after-tax interest incurred on the Company's convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes. For both 1997 and 1996, the effect of stock options outstanding are immaterial.

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which the Company will be required to adopt during the three-month period ending December 31, 1997. The adoption of this statement is not expected to have a material effect on the calculation of earnings per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its Predecessor (Predecessor). From its inception in 1980 through the end of 1993, the Predecessor increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown by opening new service centers and increasing sales to new and existing customers, and through strategic acquisitions. From January 1, 1990 to March 31, 1997, the Company expanded from 8 service centers in 6 states to 71 service centers in 22 states, primarily through acquisitions.

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

The principal components of the Company's expenses include the cost of products purchased from manufacturers and sold during the year and operating expenses, which are primarily related to labor, occupancy, commissions and marketing. Some geographic markets serviced by the Company, particularly California, Texas and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such period.

                                                          THREE MONTHS
                                                         ENDED MARCH 31,
                                                          1997     1996
                                                      ------------------

Net sales                                                 100.0%   100.0%
Cost of sales                                              78.0     77.5
                                                      ------------------
Gross profit                                               22.0     22.5
Warehouse expense                                           5.1      4.8
Selling and administrative expenses                        16.4     15.5
Goodwill amortization                                        .3       .5
                                                      ------------------
Operating income                                             .2      1.7

Other income (expense):
      Interest expense                                     (1.7)    (1.4)
      Amortization expense                                  (.3)     (.3)
      Miscellaneous                                          .3       .3
                                                      ------------------
Income (loss) before income taxes                          (1.5)%     .3%
                                                      ==================

The following discussions compare the results of operations of the Company for the three-month periods ended March 31, 1997 and 1996.

Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Net sales increased by $22.4 million, or 54.5%, to $63.6 million in the three months ended March 31, 1997 from $41.1 million in the comparable 1996 period. An increase of approximately 14.5% in sales at service centers open at least 15 months contributed $3.0 million to the increase, while service centers acquired from The B-L Network, Inc. (BLN) in September 1996 contributed $22.3 million to the increase. These increases were offset by the loss of revenues from Alliance Packaging which was sold in October 1996. Revenues attributable to Alliance Packaging in the 1996 period were $3.5 million.

Gross profit increased by $4.7 million, or 50.5%, to $14.0 million in the three months ended March 31, 1997 from $9.3 million in the comparable 1996 period. Gross profit as a percentage of net sales remained relatively unchanged, at 22.0% in the 1997 period compared to 22.5% in the 1996 period.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)

Operating expenses increased by $5.3 million, or 62.4%, to $13.9 million in the three months ended March 31, 1997 from $8.5 million in the comparable 1996 period. This increase is reflective of (1) salaries, occupancy expense and other costs associated with new service centers, and (2) payroll and other operating costs required to support the increased sales volume at existing service centers. Because of seasonality factors, the increases in revenue over the comparable 1996 period were not proportionate with these increased costs, particularly at new service centers. Therefore, operating expenses as a percentage of sales increased to 21.8% in the 1997 period compared to 20.8% in the 1996 period.

Interest and other expenses increased to $1.1 million in the three months ended March 31, 1997 from $0.6 million in the comparable 1996 period. The increase was primarily attributable to the increase in the Company's debt as a result of the BLN Acquisition.

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

The following table sets forth certain unaudited quarterly data for 1996 and the first quarter for 1997 which, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                                                 1996                     1997
                                                             ------------------------------------------ ---------
                                                                1ST        2ND        3RD        4TH       1ST
                                                              QUARTER    QUARTER    QUARTER    QUARTER   QUARTER
                                                             ---------  ---------  ---------  ---------  --------
                                                                            (Dollars in thousands)
Net sales                                                     $41,145    $85,867    $62,344    $46,988    $63,565
Gross profit                                                    9,273     20,042     13,531      9,184     13,960
Operating income (loss)                                           743      9,843      4,176     (4,275)       104
Net sales as a percentage of annual net sales                      18%        36%        26%        20%       N/A
Gross profit as a percentage of annual gross
 profit                                                            18%        38%        26%        18%       N/A
Operating income (loss) as a percentage of annual
 operating income                                                   7%        94%        40%      (41)%       N/A


LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing historically have been sufficient to support the Company's growth and to finance

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

acquisitions. Considering the Company's borrowing base as of March 31, 1997, the Company had approximately $38.5 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the three months ended March 31, 1997, the Company had cash flow of $7.4 million from operating activities. The increase from December 31, 1996 to March 31, 1997 in the amount of the Company's accounts receivable, inventory and accounts payable is a result of the normal seasonal increase as discussed above.

During the three months ended March 31, 1997, the Company borrowed $3.0 million to meet seasonal working capital requirements and made scheduled payments of $5.5 million required under its Senior Loan Facility and indebtedness to sellers of acquired businesses.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 1.0% or (ii) LIBOR plus a margin ranging from 1.25% to 2.50%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company (other than inventory which secures the Company's obligations to the seller of BLN), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of March 31, 1997, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on September 26, 2002.

To finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

INFLATION

The Company does not believe that inflation has had a significant impact on its results of operations for the periods presented.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the sensitivity of the swimming pool supply business to cool or rainy weather; (iii) the intense competition and low barriers to entry in the swimming pool supply industry; (iv) the Company's ability to obtain financing on satisfactory terms and the degree to which Company is leveraged; (v) the sensitivity of the swimming pool supply business to general economic conditions; (vi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (vii) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage of chemicals sold by the Company; and (viii) the other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause such results to differ materially from the Company's expectations described above.

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

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   Exhibits

                   27.1 Financial Data Schedule

                   Reports on Form 8-K

                   None

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  SCP POOL CORPORATION
                                  --------------------



DATE: May 13, 1997             BY: /s/ CRAIG K. HUBBARD
      ----------------------       -------------------------------------------
                                   Craig K. Hubbard, Chief Financial Officer,
                                   Treasurer and Secretary and duly authorized
                                   signatory on behalf of the Registrant