Form 10-Q
period 1997-06-30
SCP POOL CORP
filed 1997-08-06
CIK 945841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


                         COMMISSION FILE NO.: 0-26640


                             SCP POOL CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)


           DELAWARE                                          36-3943363
-------------------------------                          ------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)


109 Northpark Boulevard, Covington, Louisiana                70433-5001
---------------------------------------------                ----------
  (Address of principal executive offices)                   (Zip Code)

                                 504-892-5521
             ----------------------------------------------------
             (Registrant's telephone number, including area code)


             ----------------------------------------------------
             (former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO[X]

At July 30, 1997, there were 4,255,626 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                             SCP POOL CORPORATION

                               TABLE OF CONTENTS


Part I.  Financial Information                                             Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets - June 30, 1997
                   (Unaudited) and December 31, 1996.......................  1

                  Consolidated Statements of Income -- Three Months Ended
                   June 30, 1997 and 1996 (Unaudited) and Six
                   Months Ended June 30, 1997 and 1996 (Unaudited).........  2

                  Consolidated Statements of Cash Flows -- Six Months
                   Ended June 30, 1997 and 1996 (Unaudited)................  3

                  Notes to Consolidated Financial Statements (Unaudited)--
                   June 30, 1997...........................................  4

         Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations...............................  6

Part II. Other Information

         Items 1. - 6.....................................................  13

                             SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)


                                                       JUNE 30,    DECEMBER 31,
                                                         1997          1996
                                                     -----------   -----------
                                                     (Unaudited)      (Note)
ASSETS
Current assets:
  Cash and cash equivalents                          $     4,080   $     4,621
  Receivables                                             47,759        25,293
  Inventory, primarily goods purchased for resale         63,748        42,112
  Prepaid expenses                                         1,304           632
  Deferred income taxes                                    1,104           392
                                                     -----------   -----------
      Total current assets                               117,995        73,050
Property and equipment, net                                4,851         4,413
Goodwill, net                                             32,268        33,009
Other assets, net                                          2,835         2,773
                                                     -----------   -----------
      Total assets                                   $   157,949   $   113,245
                                                     ===========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                   $    33,534   $    15,132
  Accrued and other current liabilities                    9,439         7,907
  Current portion of long-term debt                        5,460        15,409
                                                     -----------   -----------
      Total current liabilities                           48,433        38,448
Deferred income taxes                                      2,344         2,119
Long-term debt, less current portion                      64,460        35,868

Stockholders' equity:
  Preferred stock, $.01 par value; 100,000
   shares authorized                                           -             -
  Common stock, $.001 par value; 10,000,000
   shares authorized; 4,255,626 and 4,222,809
   shares issued and outstanding in 1997 and 1996,
   respectively                                                4             4
  Additional paid-in capital                              29,697        29,587
  Retained earnings                                       13,011         7,219
                                                     -----------   -----------
      Total stockholders' equity                          42,712        36,810
                                                     -----------   -----------
         Total liabilities and stockholders'
          equity                                     $   157,949   $   113,245
                                                     ===========   ===========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             SCP POOL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                                          THREE MONTHS ENDED                 SIX MONTHS ENDED
                                                               JUNE 30,                          JUNE 30,
                                                         1997              1996             1997              1996
                                                     ------------      ------------     ------------      ------------
                                                              (Unaudited)                       (Unaudited)

Net sales                                            $    124,790      $     85,867     $    188,355      $    127,012
Cost of sales                                              96,631            65,825          146,236            97,697
                                                     ------------      ------------     ------------      ------------
Gross profit                                               28,159            20,042           42,119            29,315

Warehouse expense                                           4,149             2,637            7,378             4,608
Selling and administrative expenses                        12,298             7,369           22,714            13,736
Goodwill amortization                                         216               193              426               385
                                                     ------------      ------------     ------------      ------------
Operating income                                           11,496             9,843           11,601            10,586

Other income (expense):
  Interest expense                                         (1,230)             (684)          (2,287)           (1,272)
  Amortization expense                                       (176)             (133)            (355)             (265)
  Miscellaneous income                                        221               177              380               283
                                                     ------------      ------------     ------------      ------------
                                                           (1,185)             (640)          (2,262)           (1,254)
                                                     ------------      ------------     ------------      ------------
Income before income taxes                                 10,311             9,203            9,339             9,332
Provision for income taxes                                  3,917             3,588            3,548             3,639
                                                     ------------      ------------     ------------      ------------
Net income                                           $      6,394      $      5,615     $      5,791      $      5,693
                                                     ============      ============     ============      ============
Net income per share of common stock:
  Primary                                            $       1.51      $       1.33     $       1.37      $       1.35
                                                     ============      ============     ============      ============
  Fully diluted                                      $       1.48      $       1.30     $       1.34      $       1.32
                                                     ============      ============     ============      ============
Average shares outstanding:
  Primary                                                   4,235             4,223            4,229             4,223
                                                     ============      ============     ============      ============
  Fully diluted                                             4,315             4,308            4,312             4,308
                                                     ============      ============     ============      ============



See accompanying notes.

                             SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            1997        1996
                                                         ----------  ----------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                               $    5,791  $    5,693
Adjustments to reconcile net income to
 net cash used in operating activities                      (24,538)    (15,660)
                                                         ----------  ----------
Net cash used in operating activities                       (18,747)     (9,967)

INVESTING ACTIVITIES
Purchase of property and equipment                             (608)       (514)
Proceeds from sale of property and equipment                     60         146
                                                         ----------  ----------
Net cash used in investing activities                          (548)       (368)

FINANCING ACTIVITIES
Net borrowings on revolving loan                             31,500      14,500
Payments on long-term debt                                  (12,833)     (1,757)
Issuance of common stock                                         87           -
                                                         ----------  ----------
Net cash provided by financing activities                    18,754      12,743
                                                         ----------  ----------
Change in cash and cash equivalents                            (541)      2,408
Cash and cash equivalents at beginning of period              4,621       2,043
                                                         ----------  ----------
Cash and cash equivalents at end of period               $    4,080  $    4,451
                                                         ==========  ==========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                               $    2,129  $    1,139
                                                         ==========  ==========
  Income taxes                                           $    2,404  $        -
                                                         ==========  ==========


See accompanying notes.

                             SCP POOL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1997


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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month or six-month periods ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of June 30, 1997, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 74 service centers in 24 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

3. EARNINGS PER SHARE

Primary income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Fully diluted income per common share equals net income plus the after-tax interest incurred on the Company's convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes. For both 1997 and 1996, the effect of stock options outstanding is immaterial.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)


3. EARNINGS PER SHARE (CONTINUED)

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings Per Share", which the Company will be required to adopt during the three-month period ending December 31, 1997. The adoption of this statement is not expected to have a material effect on the calculation of earnings per share.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its Predecessor. From its inception in 1980 through the end of 1993, the Predecessor increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown through strategic acquisitions, and by opening new service centers and increasing sales to new and existing customers. From January 1, 1990 to June 30, 1997, the Company expanded from 8 service centers in 6 states to 74 service centers in 24 states, primarily through acquisitions.

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

                                           THREE MONTHS         SIX MONTHS
                                           ENDED JUNE 30,      ENDED JUNE 30,
                                           1997      1996      1997      1996
                                         --------------------------------------
Net sales                                 100.0%    100.0%    100.0%    100.0%
Cost of sales                              77.4      76.7      77.6      76.9
                                         --------------------------------------
Gross profit                               22.6      23.3      22.4      23.1
Warehouse expense                           3.3       3.1       3.9       3.6
Selling and administrative expenses         9.9       8.6      12.1      10.8
Goodwill amortization                        .2        .2        .2        .3
                                         --------------------------------------
Operating income                            9.2      11.4       6.2       8.4

Other income (expense):
  Interest expense                         (1.0)      (.8)     (1.2)     (1.0)
  Amortization expense                      (.1)      (.1)      (.2)      (.2)
  Miscellaneous                              .2        .2        .2        .2
                                         --------------------------------------
Income before income taxes                  8.3%     10.7%      5.0%      7.4%
                                         ======================================

The following discussions compare the results of operations of the Company for the three-month and six-month periods ended June 30, 1997 and 1996.

Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Net sales increased by $38.9 million, or 45.3%, to $124.8 million in the three months ended June 30, 1997 from $85.9 million in the comparable 1996 period. This increase was primarily due to sales at service centers acquired from The B-L Network, Inc. (BLN), and increased sales at existing service centers. Service centers acquired from BLN in September 1996 contributed $34.5 million to the increase while an increase of approximately 5.7% in sales at service centers open at least 15 months contributed $2.5 million to the increase. The total of all increases was offset by the loss of revenues from Alliance Packaging which was sold in October 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased by $8.1 million, or 40.5%, to $28.2 million in the three months ended June 30, 1997 from $20.0 million in the comparable 1996 period. Gross profit as a percentage of net sales decreased 0.7% to 22.6% in the 1997 period from 23.3% in the 1996 period, primarily due to the increase in the number of service centers in the more competitive markets of California and Florida.

Operating expenses increased by $6.5 million, or 63.4%, to $16.7 million in the three months ended June 30, 1997 from $10.2 million in the comparable 1996 period. This increase is primarily reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Because of unseasonably cool temperatures and continuing wet and rainy weather in much of the United States, the increases in revenue over the comparable 1996 period were not proportionate with these increased costs. Therefore, operating expenses as a percentage of sales increased to 13.4% in the 1997 period compared to 11.9% in the 1996 period.

Interest and other expenses increased to $1.2 million in the three months ended June 30, 1997 from $0.6 million in the comparable 1996 period. The increase was primarily attributable to the increase in the Company's debt as a result of the acquisition of BLN in September 1996 and to the financing of seasonal inventory levels for a larger number of branches than in the comparable 1996 period.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net sales increased by $61.3 million, or 48.3%, to $188.4 million in the six months ended June 30, 1997 from $127.0 million in the comparable 1996 period. This increase was primarily due to sales at service centers acquired from BLN, and increased sales at existing service centers. Service centers acquired from BLN in September 1996 contributed $56.0 million to the increase while an increase of approximately 9.1% in sales at service centers open at least 15 months contributed $5.7 million to the increase. The total of all increases was offset by the loss of revenues from Alliance Packaging which was sold in October 1996.

Gross profit increased by $12.8 million, or 43.7% to $42.1 million in the six months ended June 30, 1997 from $29.3 million in the comparable 1996 period. Gross profit as a percentage of net sales decreased 0.7% to 22.4% in the 1997 period compared to 23.1% in the 1996 period primarily due to the increase in the number of service centers in the more competitive markets of California and Florida.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Operating expenses increased by $11.8 million, or 62.9%, to $30.5 million in the six months ended June 30, 1997 from $18.7 million in the comparable 1996 period. This increase is primarily reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Because of unseasonably cool temperatures and continuing wet and rainy weather in much of the United States, primarily during the three-month period ended June 30, 1997, the increases in revenue over the comparable 1996 period were not proportionate with these increased costs. Therefore, operating expenses as a percentage of sales increased to 16.2% in the 1997 period compared to 14.7% in the 1996 period.

Interest and other expenses increased to $2.3 million in the three months ended June 30, 1997 from $1.3 million in the comparable 1996 period. The increase was primarily attributable to the increase in the Company's debt as a result of the acquisition of BLN in September 1996 and to the financing of seasonal inventory levels for a larger number of branches than in the comparable 1996 period.

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

The principal external factor affecting the Company's business is weather. Hot weather can increase purchases of chemicals and supplies and pool installations. Unseasonably cool weather or heavier than average amounts of rainfall during the peak sales season can decrease purchases of chemicals and supplies and pool installations. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, therefore, the Company's sales.

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

The following table sets forth certain unaudited quarterly data for 1996 and the first two quarters for 1997 which, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                1996                          1997
                                -------------------------------------   -----------------
                                 1ST       2ND       3RD       4TH        1ST       2ND
                                QUARTER   QUARTER   QUARTER   QUARTER   QUARTER   QUARTER
                                -------   -------   -------   -------   -------   -------
                                                  (Dollars in thousands)
Net sales                       $ 41,145  $ 85,867  $ 62,344  $ 46,988  $ 63,565  $124,790
Gross profit                       9,273    20,042    13,531     9,184    13,960    28,159
Operating income (loss)              743     9,843     4,176    (4,275)      104    11,496
Net sales as a percentage of
 annual net sales                     18%       36%       26%       20%      N/A       N/A
Gross profit as a percentage of
 annual gross profit                  18%       38%       26%       18%      N/A       N/A
Operating income as a percentage
 of annual operating income            7%       94%       40%      (41)%     N/A       N/A

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically have been sufficient to support the Company's growth and to finance acquisitions. Available credit under the revolving line of credit at June 30, 1997 is $11.5 million, subject to an accounts receivable and inventory borrowing base limit. Considering the Company's borrowing base as of June 30, 1997, the Company had approximately $9.5 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the six months ended June 30, 1997, the Company used $18.7 million of cash to fund operating activities primarily due to the normal seasonal increase in accounts receivable, inventory and accounts payable as discussed above. The Company borrowed $31.5 million under its revolving line of credit to meet these seasonal working capital requirements and make scheduled payments of $12.8 million required under its term loan and indebtedness to sellers of acquired businesses.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 1.0% or (ii) LIBOR plus a margin ranging from 1.25% to 2.50%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company (other than inventory which secures the Company's obligations to the seller of BLN), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of June 30, 1997, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on September 26, 2002.

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

                   None

          Item 3.  Defaults Upon Senior Securities

                   None

          Item 4.  Submission of Matters to a Vote of Security Holders

                   At the Annual Meeting of Stockholders of SCP Pool Corporation held on May 7, 1997, the nominees for election as Directors of the Corporation were elected.

                   The vote of the holders of the Company's Common Stock was as follows:

                                                  NUMBER OF SHARES
                         NOMINEE                 FOR       WITHHELD
                         -------                 ---       --------

                      Andrew W. Code          3,662,822       300
                      Dominick DeMichele      3,662,822       300
                      Peter M. Gotsch         3,662,822       300
                      Wilson B. Sexton        3,663,122         -
                      Robert C. Sledd         3,663,122         -
                      Frank J. St. Romain     3,663,122         -

                   There were no abstentions and no broker nonvotes in the election of Directors.

                   The appointment of Ernst & Young LLP as independent public auditors for the fiscal year ending December 31, 1997 was approved. The vote of the holders of the Company's Common Stock was as follows:

                           For                3,662,801
                           Against                    -
                           Abstaining               321

                   There were no broker nonvotes in the election of Directors.

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

                                            SCP POOL CORPORATION
                                            ____________________



DATE: August 6, 1997                        BY: /s/ CRAIG K. HUBBARD
                                               ---------------------------------
                                               Craig K. Hubbard, Chief Financial
                                               Officer, Treasurer and Secretary
                                               and duly authorized signatory on
                                               behalf of the Registrant