Form 10-Q
period 1997-09-30
SCP POOL CORP
filed 1997-11-13
CIK 945841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997 OR

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


                                 504-892-5521
--------------------------------------------------------------------------------
             (Registrant's telephone number, including area code)



--------------------------------------------------------------------------------
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [_] NO [X]

At November 7, 1997, there were 6,390,071 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                             SCP POOL CORPORATION



                               TABLE OF CONTENTS


Part I.  Financial Information                                              Page
                                                                            ----

         Item 1.   Financial Statements

                   Consolidated Balance Sheets - September 30, 1997
                    (Unaudited) and December 31, 1996........................  1

                   Consolidated Statements of Income -- Three Months Ended
                    September 30, 1997 and 1996 (Unaudited) and Nine Months
                    Ended September 30, 1997 and 1996 (Unaudited)............  2

                   Consolidated Statements of Cash Flows -- Nine
                    Months Ended September 30, 1997 and 1996 (Unaudited).....  3

                   Notes to Consolidated Financial Statements (Unaudited)--
                    September 30, 1997.......................................  4

         Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations......................  6

Part II. Other Information

         Items 1. - 6........................................................ 13

                             SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)



                                                                          SEPTEMBER 30,        DECEMBER 31,
                                                                              1997                1996
                                                                          -------------        ------------
                                                                           (Unaudited)           (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                                   $  1,928           $  4,621
 Receivables                                                                   36,889             25,293
 Inventory, primarily goods purchased for resale                               43,079             42,112
 Prepaid expenses                                                                 735                632
 Deferred income taxes                                                          1,103                392
                                                                             --------           --------
  Total current assets                                                         83,734             73,050
Property and equipment, net                                                     4,746              4,413
Goodwill, net                                                                  32,844             33,009
Other assets, net                                                               2,339              2,773
                                                                             --------           --------
 Total assets                                                                $123,663           $113,245
                                                                             ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                            $ 13,359           $ 15,132
 Accrued and other current liabilities                                         10,928              7,907
 Current portion of long-term debt                                              7,243             15,409
                                                                            --------           --------
  Total current liabilities                                                    31,530             38,448
Deferred income taxes                                                           2,344              2,119
Long-term debt, less current portion                                           43,596             35,868

Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares authorized                         -                  -
 Common stock, $.001 par value; 10,000,000 shares authorized;
  6,390,071 and 6,334,214 shares issued and outstanding in 1997
  and 1996, respectively                                                            6                  6
 Additional paid-in capital                                                    29,705             29,585
 Retained earnings                                                             16,482              7,219
                                                                             --------           --------
  Total stockholders' equity                                                   46,193             36,810
                                                                             --------           --------
   Total liabilities and stockholders' equity                                $123,663           $113,245
                                                                             ========           ========

Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             SCP POOL CORPORATION

                       CONSOLIDATED STATEMENTS OF INCOME

                     (In thousands, except per share data)


                                                             THREE MONTHS ENDED                NINE MONTHS ENDED
                                                               SEPTEMBER 30,                     SEPTEMBER 30,
                                                           1997             1996             1997             1996
                                                        ---------        ---------        ---------        ---------
                                                               (Unaudited)                       (Unaudited)

Net sales                                               $  98,492        $  62,344        $ 286,847        $ 189,356
Cost of sales                                              77,032           48,813          223,268          146,510
                                                        ---------        ---------        ---------        ---------
Gross profit                                               21,460           13,531           63,579           42,846

Warehouse expense                                           3,689            2,506           11,067            7,114
Selling and administrative expenses                        10,702            6,658           33,416           20,394
Goodwill amortization                                         222              191              648              576
                                                        ---------        ---------        ---------        ---------
Operating income                                            6,847            4,176           18,448           14,762

Other income (expense):
  Interest expense                                         (1,318)            (780)          (3,605)          (2,052)
  Amortization expense                                       (179)            (133)            (534)            (398)
  Miscellaneous income                                        249              295              629              577
                                                        ---------        ---------        ---------        ---------
                                                           (1,248)            (618)          (3,510)          (1,873)
                                                        ---------        ---------        ---------        ---------
Income before income taxes                                  5,599            3,558           14,938           12,889
Provision for income taxes                                  2,128            1,390            5,676            5,029
                                                        ---------        ---------        ---------        ---------
Net income                                              $   3,471        $   2,168        $   9,262        $   7,860
                                                        =========        =========        =========        =========

Net income per share of common stock:
  Primary                                               $     .54        $     .34        $    1.46        $    1.24
                                                        =========        =========        =========        =========
  Fully diluted                                         $     .53        $     .34        $    1.43        $    1.22
                                                        =========        =========        =========        =========

Average shares outstanding:
  Primary                                                   6,387            6,334            6,358            6,334
                                                        =========        =========        =========        =========
  Fully diluted                                             6,491            6,462            6,475            6,462
                                                        =========        =========        =========        =========

See accompanying notes.

                             SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)


                                                                       NINE MONTHS ENDED
                                                                         SEPTEMBER 30,
                                                                     1997             1996
                                                                   --------        --------
                                                                         (Unaudited)
OPERATING ACTIVITIES
Net income                                                         $  9,262        $  7,860
Adjustments to reconcile net income to net cash provided
 by (used in) operating activities                                  (10,978)         (3,226)
                                                                   --------        --------
Net cash provided by (used in) operating activities                  (1,716)          4,634

INVESTING ACTIVITIES
Purchase of property and equipment                                     (732)           (554)
Proceeds from sale of property and equipment                             72             156
                                                                   --------        --------
Net cash used in investing activities                                  (660)           (398)

FINANCING ACTIVITIES
Proceeds on long-term debt                                                -          15,577
Net borrowings (repayments) on revolving loan                        13,500         (13,000)
Payments on long-term debt                                          (13,909)         (2,757)
Issuance of common stock                                                 92               -
                                                                   --------        --------
Net cash used in financing activities                                  (317)           (180)
                                                                   --------        --------

Change in cash and cash equivalents                                  (2,693)          4,056
Cash and cash equivalents at beginning of period                      4,621           2,043
                                                                   --------        --------
Cash and cash equivalents at end of period                         $  1,928        $  6,099
                                                                   ========        ========

SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                          $  3,450        $  1,139
                                                                   ========        ========
 Income taxes                                                      $  4,027        $     10
                                                                   ========        ========

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING AND
 FINANCING ACTIVITIES
Long-term debt issued to acquire businesses                        $      -        $ 32,691
                                                                   ========        ========

See accompanying notes.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                              SEPTEMBER 30, 1997


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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month or nine-month periods ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements for the year ended December 31, 1996 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of September 30, 1997, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 74 service centers in 24 states located throughout the United States, except in the Northeast, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

3. EARNINGS PER SHARE

On August 26, 1997, the board of directors declared a three-for-two stock split of the Company's common stock, which was paid in the form of a stock dividend on September 29, 1997 to the stockholders of record at the close of business on September 15, 1997. Accordingly, all shares and per-share data for all periods presented reflect the effects of this split. The par value for the additional shares issued was transferred from additional paid-in capital to common stock.

                             SCP POOL CORPORATION

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)

3. EARNINGS PER SHARE (CONTINUED)

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its Predecessor. From its inception in 1980 through the end of 1993, the Predecessor increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown through strategic acquisitions, by opening new service centers and by increasing sales to new and existing customers. From January 1, 1990 to September 30, 1997, the Company expanded from 8 service centers in 6 states to 74 service centers in 24 states, primarily through acquisitions.

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

The swimming pool supply industry is affected by various factors, including general economic conditions, the level of new housing construction, weather and consumer attitudes towards pool chemical products for environmental or safety reasons. Although management believes that the Company's geographic diversity could mitigate the effect of a regional economic downturn and that the continuing maintenance and repair needs for existing swimming pools could mitigate the effect of a general economic downturn, there can be no assurance that any such downturn would not have a material adverse effect on the Company's results of operations and expansion plans.

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

                                                    THREE MONTHS                      NINE MONTHS
                                                 ENDED SEPTEMBER 30,               ENDED SEPTEMBER 30,
                                                1997             1996             1997             1996
                                    -------------------------------------------------------------------
Net sales                                      100.0%           100.0%           100.0%           100.0%
Cost of sales                                   78.2             78.3             77.8             77.4
                                    -------------------------------------------------------------------
Gross profit                                    21.8             21.7             22.2             22.6
Warehouse expense                                3.7              4.0              3.9              3.7
Selling and administrative expenses             10.9             10.7             11.7             10.8
Goodwill amortization                             .2               .3               .2               .3
                                    -------------------------------------------------------------------
Operating income                                 7.0              6.7              6.4              7.8

Other income (expense):
 Interest expense                               (1.3)            (1.3)            (1.2)            (1.1)
 Amortization expense                            (.2)             (.2)             (.2)             (.2)
 Miscellaneous                                    .2               .5               .2               .3
                                    -------------------------------------------------------------------
Income before income taxes                       5.7%             5.7%             5.2%             6.8%
                                    ===================================================================

The following discussions compare the results of operations of the Company for the three-month and nine-month periods ended September 30, 1997 and 1996.

Three Months Ended September 30, 1997 Compared to Three Months Ended September
 30, 1996

Net sales increased by $36.2 million, or 58.0%, to $98.5 million in the three months ended September 30, 1997 from $62.3 million in the comparable 1996 period. This increase was primarily due to sales at service centers acquired from The B-L Network, Inc. (BLN), and increased sales at existing service centers. Service centers acquired from BLN in September 1996 contributed $28.0 million to the increase while an increase of approximately 12.0% in sales at service centers open at least 15 months contributed $4.5 million to the increase. Also, newly opened service centers accounted for $5.7 million of the total increase, and offset the loss of revenue from Alliance Packaging, which was sold in October 1996.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased by $8.0 million, or 58.6%, to $21.5 million in the three months ended September 30, 1997 from $13.5 million in the comparable 1996 period. Gross profit as a percentage of net sales stayed relatively constant at 21.8% in the 1997 period as compared to 21.7% in the 1996 period.

Operating expenses increased by $5.2 million, or 56.2%, to $14.6 million in the three months ended September 30, 1997 from $9.4 million in the comparable 1996 period. This increase is primarily reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales remained relatively constant at 14.8% in the 1997 period as compared to 15.0% in the 1996 period.

Interest and other expenses increased to $1.2 million in the three months ended September 30, 1997 from $0.6 million in the comparable 1996 period. The increase was primarily attributable to the increase in the Company's debt as a result of the acquisition of BLN in September 1996 and to the financing of seasonal inventory levels for a larger number of branches than in the comparable 1996 period.

Nine Months Ended September 30, 1997 Compared to Nine Months Ended September 30, 1996

Net sales increased by $97.4 million, or 51.5%, to $286.8 million in the nine months ended September 30, 1997 from $189.4 million in the comparable 1996 period. This increase was primarily due to sales at service centers acquired from BLN, sales at newly opened service centers, and increased sales at existing service centers. Service centers acquired from BLN in September 1996 contributed $84.1 million to the increase, sales at newly opened service centers accounted for $10.1 million of the total increase, and an increase of approximately 10.6% in sales at service centers open at least 15 months contributed $8.6 million to the increase. These increases were partially offset by the loss of revenue from Alliance Packaging, which was sold in October 1996.

Gross profit increased by $20.8 million, or 48.4%, to $63.6 million in the nine months ended September 30, 1997 from $42.8 million in the comparable 1996 period. Gross profit as a percentage of net sales decreased 0.4% to 22.2% in the 1997 period compared to 22.6% in the 1996 period primarily due to the increase in the number of service centers in the more competitive markets of California and Florida.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Operating expenses increased by $17.0 million, or 60.7%, to $45.1 million in the nine months ended September 30, 1997 from $28.1 million in the comparable 1996 period. This increase is primarily reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Because of unseasonably cool temperatures and continuing wet and rainy weather in much of the United States, primarily during the three-month period ended June 30, 1997, the increases in revenue over the comparable 1996 period were not proportionate with these increased costs. Therefore, operating expenses as a percentage of sales increased to 15.7% in the 1997 period compared to 14.8% in the 1996 period.

Interest and other expenses increased to $3.5 million in the nine months ended September 30, 1997 from $1.9 million in the comparable 1996 period. The increase was primarily attributable to the increase in the Company's debt as a result of the acquisition of BLN in September 1996 and to the financing of seasonal inventory levels for a larger number of branches than in the comparable 1996 period.

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

The following table sets forth certain unaudited quarterly data for 1996 and the first three quarters for 1997 which, in the opinion of management, reflect all adjustments, consisting of only normal recurring adjustments, necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                         1996                                            1997
                                    ------------------------------------------------------------------------------------------
                                      1ST           2ND          3RD          4TH           1ST           2ND           3RD
                                    QUARTER       QUARTER      QUARTER      QUARTER       QUARTER       QUARTER       QUARTER
                                    -------      --------     --------      -------       -------       -------       -------
                                                                    (Dollars in thousands)

Net sales                           $41,145      $85,867      $62,344       $46,488        $63,565      $124,790       $98,492
Gross profit                          9,273       20,042       13,531         9,184         13,960        28,159        21,460
Operating income (loss)                 743        9,843        4,176        (4,275)           104        11,496         6,847
Net sales as a percentage of
 annual net sales                        18%          36%          26%           20%          N/A           N/A           N/A

Gross profit as a percentage
 of annual gross profit                  18%          38%          26%           18%          N/A           N/A           N/A

Operating income as a
 percentage of annual
 operating income                         7%          94%          40%          (41)%         N/A           N/A           N/A


                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically been sufficient to support the Company's growth and to finance acquisitions. Available credit under the revolving line of credit at September 30, 1997 is $29.5 million, subject to an accounts receivable and inventory borrowing base limit. Considering the Company's borrowing base as of September 30, 1997, the Company had approximately $15.3 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the nine months ended September 30, 1997, the Company's operating activities used $1.7 million of cash to fund operating activities primarily due to the normal seasonal decrease in accounts receivable, inventory and accounts payable as discussed above. The Company borrowed $13.5 million under its revolving line of credit to meet these seasonal working capital requirements and made scheduled payments of $13.9 million required under its term loan and for indebtedness to sellers of acquired businesses.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 1.0% or (ii) LIBOR plus a margin ranging from 1.25% to 2.50%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company (other than inventory acquired from BLN, which secures the Company's obligations to the seller of BLN), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of September 30, 1997, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on September 26, 2002.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the sensitivity of the swimming pool supply business to cool or rainy weather; (iii) the intense competition and low barriers to entry in the swimming pool supply industry; (iv) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged; (v) the sensitivity of the swimming pool supply business to general economic conditions; (vi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (vii) the risk of fire, safety and casualty losses and related liability claims inherent in the storage of chemicals sold by the Company; and (viii) the other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause such results to differ materially from the Company's expectations described above.

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

                                        SCP POOL CORPORATION
                                        --------------------



DATE:  11/13/97               BY:/s/ Donald L. Meyer
      -----------                -------------------------------------
                                 Donald L. Meyer, Controller and duly
                                 authorized signatory on behalf of the
                                 Registrant