Form 10-K
period 1997-12-31
SCP POOL CORP
filed 1998-03-25
CIK 945841

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

       [X]       Annual Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1997

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

       Securities registered pursuant to Section 12(g) of the Act:
                   Common Stock, par value $0.001 per share

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes    X        No
                              --------       --------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock held by non-affiliates of the registrant as of March 16, 1998 was approximately $176,198,068.

     As of March 16, 1998 the Registrant had 7,744,970 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be mailed to stockholders on or about April 13, 1998 for the Annual Meeting to be held on May 13, 1998, are incorporated by reference in Part III.

================================================================================

                                    PART I
                                    ------

Item 1.   Business.
          ---------

General

     SCP Pool Corporation (the "Company") distributes swimming pool supplies and related products to swimming pool remodelers and builders, independent retail stores and swimming pool repair and service companies. The Company distributes more than 34,000 national brand and private label products to approximately 23,000 customers. These products include both non-discretionary pool maintenance products, such as chemicals and replacement parts, packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials), and pool equipment, such as cleaners, filters, heaters, pumps and lights.

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

     The Company currently operates 88 service centers in 31 states. Included in this amount are 11 service centers added in January 1988 through the Bicknell Acquisition (defined below). During 1997, the Company opened five new service centers, while during 1996, the Company added 23 service centers through the BLN Acquisition (as defined below), after giving effect to the consolidation of certain service centers acquired in connection therewith, and opened two new service centers.

     The Company's net sales have grown from approximately $32.1 million in 1990 to $335.0 million in 1997. Operating income has increased from $2.1 million in 1990 to $15.7 million in 1997. The Company expects to continue its growth strategy by opening service centers in new locations, increasing sales at existing service centers and making strategic acquisitions.

The Acquisitions

     In January 1994, the Company substantially increased its operations by acquiring certain assets of Aqua Fab Industries, Inc. ("Aqua Fab"), including eight service centers (three of which the Company subsequently closed and consolidated into existing service centers) in the midwest and southeast regions of the United States (the "Aqua Fab Acquisition").

     In February 1995, the Company acquired all of the outstanding capital stock of Orcal Pool Supplies, Inc. ("Orcal") (the "Orcal Acquisition"). In March 1995, the Company acquired certain assets of Aqua Chemical Sales and Delivery, Inc., primarily inventory and a service center in Illinois. In October 1995, the Company acquired certain assets, primarily inventory and one service center in each of Oregon and Washington, of Crest Distribution, a division of Aman Enterprises, Inc. In November 1995, the Company acquired the capital stock of Steven Portnoff Corporation, which operated a service center in Scottsdale, Arizona, and in December 1995, the Company acquired certain assets, primarily inventory and a service center in Las Vegas, Nevada, of Pool Mart of Nevada, Inc., an affiliate of Steven Portnoff Corporation.

     In September 1996, the Company acquired certain assets (primarily inventory, property and equipment) of The B-L Network, Inc. ("BLN"), a wholesaler of swimming pool supplies with 39 service centers in 12 states (the "BLN Acquisition"), for an aggregate purchase price of approximately $34.5 million. The Company subsequently consolidated

16 of the BLN service centers into existing service centers. The purchase price for the BLN Acquisition was financed primarily through the issuance of promissory notes payable to BLN, a portion of which have since been repaid. In connection with the BLN Acquisition, the Company sold the chemical manufacturing and repackaging assets of Alliance Packaging, Inc ("Alliance Packaging"), a subsidiary of SCP Supply, to Bio-Lab, Inc. ("Bio-Lab"), the parent of BLN, for approximately $5.4 million (the "Alliance Sale"). In addition, the Company and Bio-Lab entered into two five-year supply agreements pursuant to which Bio-Lab agreed to supply the Company with certain chemical products previously supplied to it by Alliance Packaging and with certain chemical products previously supplied to BLN by Bio-Lab (the "Bio-Lab Supply Agreements").

     In January, 1998, the Company acquired certain assets of Bicknell Huston Distributors, Inc. ("Bicknell"), a wholesaler of swimming pool supplies with eleven service center locations in six northeastern states (the "Bicknell Acquisition"), for an aggregate purchase price of approximately $21 million, subject to certain adjustments. The purchase price for the Bicknell Acquisition was financed through the offering to the public of 1,350,000 shares of the Company's Common Stock in December 1997 (the "1997 Public Offering"). In connection with the Bicknell Acquisition, the Company entered into a long-term supply agreement with Pacific Industries, Inc. ("Pacific"), the sole stockholder of Bicknell (the "Pacific Supply Agreement"). Under the terms of the Pacific Supply Agreement, Pacific will supply the Company with polymer panels, braces, steps, liners and other products used in the construction of in-ground vinyl pools. The Pacific Supply Agreement has a term of eight years and is subject to renewal options. Mr. DeMichele, a director of the Company, is also a director of Pacific and holds certain executive positions with affiliates of Pacific. See "Certain Relationships and Related Transactions."

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

     During the last ten years, the industry has experienced consolidation as certain larger distributors have acquired smaller local and regional distributors. Such consolidation has permitted the larger pool supply distributors to benefit from various economies of scale. Larger distributors also have been able to take advantage of more sophisticated management techniques and the development of management information systems specifically designed to enhance customer service and increase operating efficiency. Management anticipates further consolidation in the industry and increased competition as a result.

Growth Strategy

     The Company intends to continue to make strategic acquisitions to further penetrate existing markets and to expand into new geographic markets. The Company continuously seeks out appropriate acquisition candidates and is frequently engaged in discussions regarding potential acquisitions. The Company completed one acquisition in 1994, five acquisitions in 1995, one acquisition in 1996 and one acquisition in January 1998.

     The Company intends to open service centers in geographic areas which are not currently served by, or are underserved by, the Company. In each of the last five years, the Company has opened between one and five service centers in new locations. Each new service center requires approximately $75,000 of capital expenditures for leasehold improvements and office and warehouse equipment and a minimum of $250,000 of inventory. The Company also intends to open satellite service centers that are smaller than the Company's typical service center, stock fewer inventory items and have fewer employees and a lower cost structure, yet have access to the Company's full inventory through its information systems.

     The Company intends to capitalize on opportunities to expand sales at its existing service centers. Comparable service center sales increased 12%, 15%, 16%, 19% and 11% in 1993, 1994, 1995, 1996 and 1997, respectively. The Company believes that it can increase its market share by expanding its private label marketing programs for chemicals and in-ground vinyl pools with swimming pool remodelers and builders and repair and service companies and by further developing its joint marketing programs with its customers. The Company also plans to increase the breadth of its replacement parts product offering and periodically to add to its outside sales force.

Products

     The Company offers more than 34,000 national brand and private label products to approximately 23,000 customers. These products include both non-discretionary pool maintenance products, such as chemicals and replacement parts, packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials), and pool equipment, such as cleaners, filters, heaters, pumps and lights. The Company supplies a substantial majority of the national brand products offered by swimming pool equipment manufacturers. Sales of national brands accounted for a majority of the Company's net sales in 1997. Management believes that national brands are attractive to many of the Company's customers who seek consistent product quality throughout their operations, particularly for heaters, pumps, filters and cleaners. The Company believes it has good relationships with all of its major suppliers of national brands, many of which provide important sales and marketing support to the Company.

     Approximately one-half of the Company's chemical products, which include chlorine, algicides, water clarifiers and Ph adjusters, are sold under the Company's private brands. These brands include Regal(R) for small retail and professional customers, Clear Choice(R) for larger retail customers and EZ-Clor(R) for pool remodelers and builders, pool service and repair companies and larger retail customers. Most of these chemical products are converted from bulk to retail form by Bio-Lab and sold to the Company under the Bio-Lab Supply Agreements. See "--Purchasing and Suppliers." The Company sells packaged in-ground vinyl pools (which consist of prefabricated in-ground pool structures with a vinyl liner) under the Company's Weatherking(R), Heldor(R), Signature Pools/TM/ and Regatta Pools/TM/ brands. The Company also sells a private label line of above-ground pool kits under the name Dream Line/TM/ and pool covers under the Cool Covers/TM/ brand name.

Marketing

     The Company's principal marketing activities are conducted by a dedicated sales force of 67 employees and by its service center managers. The Company's dedicated sales force has responsibility for developing and maintaining customer relationships. These salespersons and service center managers make calls on customers, distribute the Company's product catalog and parts manual and provide promotional literature in the display areas of the service center. The Company's commission program is designed to reward account profitability and promote sales growth. Under the

Company's incentive program, salespersons may earn bonuses of up to 50% of their annual salaries, based on attainment of certain sales and profitability targets.

Customers

     The Company sells its products to approximately 23,000 customers, primarily swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies. No customer accounted for more than 3% of the Company's sales during 1997. The Company estimates that in 1997, sales to swimming pool remodelers and builders accounted for approximately 40% of its sales, while sales to retail pool stores accounted for approximately 30% of sales, and sales to repair and service companies accounted for the remainder. Swimming pool remodelers and builders purchase products to refurbish, retrofit or overhaul existing pools and to build new pools. Customers that operate retail pool stores tend to have a single outlet and typically purchase a relatively broad range of products from the Company, including chemicals, maintenance supplies, repair parts and other related products. Repair and service companies tend to provide on-site repair and cleaning services for residential pools. These customers tend to be very small and typically purchase chemical products, maintenance supplies and repair parts. A substantial portion of the Company's sales are derived from "walk-in" business, in which a customer selects the products at the service center and transports the purchased products from the service center immediately following the purchase. The Company also offers local delivery service in many of the markets it serves.

     The Company maintains a credit policy for qualified customers. Credit policies and terms are established at the corporate level, and each service center manager is responsible for overseeing and collecting from local accounts. During each of the last three years, the Company's bad debt expense was less than 0.25% of net sales.

Purchasing and Suppliers

     The Company has a good relationship with its suppliers which generally offer competitive pricing, rebates, return policies and promotional allowances. The Company works closely with many of its suppliers to develop joint marketing plans. In addition, it is common in the swimming pool supply industry for manufacturers to offer extended dating terms on their products to qualifying purchasers, such as the Company. Such terms are typically available to the Company for pre-season or early season purchases.

     Prior to October 31, 1996, a substantial portion of the Company's chemical products were supplied by its subsidiary, Alliance Packaging. On October 31, 1996, Alliance Packaging sold certain of its assets to Bio-Lab and Bio-Lab and the Company entered into the Bio-Lab Supply Agreements. Under the Bio-Lab Supply Agreements, Bio-Lab supplies the Company with certain chemical products previously supplied to it by Alliance Packaging and with certain chemical products previously supplied to BLN by Bio-Lab. In addition, in connection with the Bicknell Acquisition, the Company entered into the Pacific Supply Agreement with Pacific, the sole stockholder of Bicknell. Under the terms of the Pacific Supply Agreement, Pacific will supply the Company with polymer panels, braces, steps, liners and other products used in the construction of in-ground pools. The Pacific Supply Agreement has a term of eight years, subject to renewal options.

     The principal chemical raw materials used in the products sold by the Company are granular chlorine compounds, which are commodity materials. The prices of granular chlorine compounds are a function of, among other things, manufacturing capacity and demand. Although price increases in granular chlorine compounds generally result in higher costs of supplies to the Company, the Company generally has passed through such increased costs to its customers. There can be no assurance that the price of granular chlorine compounds will not increase in the future or that the Company will be able to pass on any such increase to its customers. The Company believes that reliable alternate sources of supply are available for all of its products, including chlorine products.

     The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. The Company's largest non-affiliated suppliers are Pac-Fab, Inc., Hayward Pool Products, Inc. and Bio-Lab, and these suppliers provided approximately 15%, 11% and 10%, respectively, of the

Company's material purchases in 1997. Pacific is expected to supply approximately 5% of the Company's purchases in 1998. See "Certain Relationships and Related Transactions." The Company currently has long-term contracts with Bio-Lab and Pacific, but does not have contracts with Pac-Fab, Inc. or Hayward Pool Products, Inc. The Company believes that it has good relationships with all of its suppliers.

     Decisions relating to pricing, suppliers and product selection are centralized at the Company's headquarters, with significant input from each of the Company's service centers. Decisions relating to purchases and inventory management are made independently by each of the Company's service center managers using the data provided by the Company's information systems.

Competition

     The Company faces intense competition from many regional and local distributors in its markets, from several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, from mass market retailers and large pool supply retailers. The Company believes that there are five swimming pool supply distributors which compete with the Company on a national or regional basis: Pool Water Products, Superior Pool Products, Inc. (a subsidiary of Olin Corporation) Fort Wayne Pools, Hughes Supply and Benson Pump Co. Barriers to entry in the swimming pool supply industry are relatively low. Certain of the Company's competitors have substantially greater capital resources than the Company.

     The Company competes with other distributors for rights to distribute brand-name products, and the loss of, or inability to obtain such rights could have a material adverse effect on the Company. Management believes that the competition for such distribution rights results in a competitive advantage to larger distributors, such as the Company, and a disadvantage to small distributors.

     The Company believes that the principal competitive factors in pool supply distribution are the quality and level of customer service, product pricing, breadth and quality of products offered and consistency and stability of business relationships with customers. The Company believes it competes favorably with respect to each of these factors. Some geographic markets serviced by the Company, particularly California, Arizona, Texas and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

Seasonality and Weather

     The Company's business is highly seasonal. In 1997, approximately 67% of the Company's net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and approximately 117% of the Company's operating income was generated in such period. Sales are substantially lower during the first and fourth quarters of the year, when the Company typically incurs net losses. The principal external factor affecting the Company's business is weather. Unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, each of which adversely affects the Company's sales and operating profit. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Fluctuations."

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

Fire, Safety and Casualty Issues

     The Company stores chemicals at each of its service centers. Certain chemicals the Company stores are combustible oxidizing compounds and the storage of such chemicals is strictly regulated by local fire codes. The Company maintains strict policies and procedures regarding chemical handling and fire and safety regulations, and has never incurred any material liability related to its handling of chemicals. A fire, explosion or flood affecting one of the Company's facilities could give rise to liability claims against the Company.

Employees

     As of March 1, 1998, the Company employed approximately 939 persons on a full-time basis, of whom 190 engaged in management, administration and accounting, and credit and collections, 67 engaged in outside sales, 191 engaged in service center management and 491 engaged in warehouse, production and distribution operations. Of these employees, 77 are employed at the Company's corporate headquarters in Covington, Louisiana. In January, 1998, 150 of these employees were added to the Company in connection with the Bicknell Acquisition. No employees are covered by collective bargaining agreements. The Company believes it has good relations with its employees. In connection with the peak summer selling season, the Company typically employs additional warehouse, production and distribution personnel during the months from May through August.

Trademarks

     The Company maintains registered trademarks in the United States, primarily for its private label products, and intends to maintain the trademark registrations which it deems important to its business operations.

Item 2.   Properties.

     As of March, 1998, the Company conducted operations through 88 service center locations located in 31 states. Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. The Company's executive offices are located in approximately 22,000 square feet of leased space in Covington, Louisiana.

     The Company's service centers range in size from approximately 7,200 square feet to 50,000 square feet and consist of warehouse, counter, display and office space. The Company owns a service centers in Phoenix, Arizona. In February, 1998, the Company sold a facility in Fresno, California and leased it back from the purchaser for a three-year period beginning March 1, 1998. All of the Company's other properties are leased for terms which expire between 1998 and 2009, and many of such leases may be extended. In certain instances, the Company's service centers are leased from the former owners of businesses acquired by the Company. The Company believes that no single lease is material to its operations, and that alternate sites are presently available at market rates. See Item 13, "Certain Relationships and Related Transactions" and Note 7 to the Company's Consolidated Financial Statements.

Item 3. Legal Proceedings.

     From time to time, the Company is involved in litigation and proceedings arising in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     The Common Stock of the Company began trading on the Nasdaq National Market under the symbol "POOL" in October 1995. At March 16, 1998, there were 56 holders of record of Common Stock.

     The following table sets forth, for the period indicated, the range of high and low bid prices for the Common Stock as reported by the Nasdaq National Market, as adjusted to reflect a three-for-two stock split in September 1997.

     Fiscal Year                                      High                 Low
     -----------                                      ----                 ---
1996
  First Quarter.................                    $10.167              $ 6.667
  Second Quarter................                     13.333                9.333
  Third Quarter.................                     14.333               11.500
  Fourth Quarter................                     13.833               12.000
1997
  First Quarter.................                     16.000               13.172
  Second Quarter................                     16.672               13.000
  Third Quarter.................                     17.328               13.672
  Fourth Quarter................                     24.000               16.500

     The bid information set forth above reflects inter-dealer prices, without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

     The Company currently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the foreseeable future. The Third Amended and Restated Credit Agreement dated as of December 31, 1997, by and among SCP Supply, the institutions from time to time party thereto as lenders, LaSalle National Bank as Agent and Co-Arranger and Hibernia National Bank as Co-Arranger (the "Senior Loan Facility") restricts the Company's ability to pay dividends. Any future determination to pay cash dividends will be made by the board of directors of the Company ("the Board") in light of the Company's earnings, financial position, capital requirements, credit agreements and such other factors as the Board deems relevant at such time. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources" and Note 3 of the Notes to the Company's Consolidated Financial Statements.

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

                                                              The Company                         The Predecessor(1)
                                         -----------------------------------------------------    ------------------
                                                                   Year Ended December 31,
                                         ---------------------------------------------------------------------------
                                           1997            1996           1995          1994           1993
                                         ---------------------------------------------------------------------------
                                                        (Dollars in thousands, except per share data)
Statement of Earnings Data:
Net sales............................... $335,022        $235,844       $161,095      $101,977         $67,282
Cost of sales...........................  261,645         183,814        123,974        77,488          50,861
                                         --------        --------       --------      --------         -------
   Gross profit.........................   73,377          52,030         37,121        24,489          16,421
Warehouse expense.......................   14,416           9,611          6,957         3,610           2,107
Selling and administrative expenses.....   42,355          31,139         19,907        13,518           8,618
Goodwill amortization...................      885             793            735           683              --
                                         --------        --------       --------      --------         -------
   Operating income.....................   15,721          10,487          9,522         6,678           5,696
Other income (expense):
   Interest expense.....................   (4,482)         (3,176)        (5,113)       (4,171)           (100)
   Amortization expense.................     (708)           (698)          (610)         (498)             --
   Management fees paid to stockholder..       --              --           (208)         (250)             --
   Miscellaneous income.................      852             823            228           118             121
                                         --------        --------       --------      --------         -------
                                           (4,338)         (3,051)        (5,703)       (4,801)             21
                                         --------        --------       --------      --------         -------
Income before income taxes and..........   11,383           7,436          3,819         1,877           5,717
   extraordinary loss
Provision for income taxes (1)(2).......    4,327           2,903          1,490           770              --
                                         --------        --------       --------      --------         -------
Income before extraordinary loss (1)(2). $  7,056        $  4,533       $  2,329      $  1,107         $ 5,717
                                         ========        ========       ========      ========         =======

Income before extraordinary loss per share
 common stock
   Basic (3)............................     1.10            0.72           0.78          0.53
   Diluted (3)..........................     1.07            0.70           0.75          0.50

Balance Sheet Data:
Working capital......................... $ 63,387        $ 34,602       $ 21,187      $  8,493         $ 5,817
Total assets............................  136,452         113,245         75,397        50,675          11,306
Total debt, including current portion...   39,889          51,277         26,476        38,025             124
Stockholders' equity....................   66,635          36,810         32,277         3,037           6,767

(1) The Predecessor elected to be treated as an S corporation for income tax purposes, and accordingly did not pay federal and state (except in certain states) income taxes during such period. The Company is, and has been since its formation, a C corporation.

(2) The Company recognized an extraordinary loss, net of tax, in 1995 of $750,000, or $0.26 per share on a diluted basis, in connection with the write-off of loan financing fees and a prepayment premium associated with the application of the proceeds of the Company's initial public offering to reduce indebtedness.

(3) Earnings per share information has been restated to reflect the three-for-two split in September, 1997 and the adoption of FASB 128, Earnings per Share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its Predecessor. From its inception in 1980 through the end of 1993, the Predecessor steadily increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown through strategic acquisitions, by opening new service centers and by increasing sales to new and existing customers. From January 1990 to March 1998, the Company expanded from 8 service centers in 6 states to 88 service centers in 31 states, primarily through acquisitions. See "The Acquisitions."

     The Company derives its revenues primarily from the sale of swimming pool supplies and related products, including chemicals, cleaners, packaged pools and liners, filters, heaters, pumps, lights, repair parts and other equipment required to build, maintain, install and overhaul residential and small commercial swimming pools. The Company sells its products primarily to swimming pool remodelers and builders, independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small, family owned businesses with relatively limited capital resources. Losses from customer receivables have historically been less than 0.25% of net sales.

     The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters, when the Company may incur net losses.

     The swimming pool supply industry is affected by various factors, including general economic conditions, consumer saving and discretionary spending levels, the level of new housing construction, weather and consumer attitudes towards pool products for environmental or safety reasons. Although management believes that the Company's geographic diversity could mitigate the effect of a regional economic downturn and that the continuing maintenance and repair needs for existing swimming pools could mitigate the effect of a general economic downturn, there can be no assurance that the Company's results of operations and expansion plans would not be materially adversely affected by any of such downturns.

     The principal components of the Company's expenses include the cost of products purchased from manufacturers and sold during the year, and operating expenses, which are primarily related to labor, occupancy, commissions and marketing. Some geographic markets serviced by the Company, particularly California, Arizona, Texas and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

     The Company completed an initial public offering of its common stock in October 1995. The net proceeds of the offering were used primarily to reduce indebtedness and resulted in an extraordinary charge, net of tax, in the Company's results of operations in the fourth quarter of 1995 of approximately $750,000 to account for the write-off of deferred financing costs and the payment of a prepayment premium associated with extinguishing such indebtedness. In connection with the initial public offering, the management agreement between the Company and its principal stockholder was terminated as of the consummation of the offering and, as a result, no management fees have been paid with respect thereto after such time.

Results of Operations

     The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such year.

                                                        Year Ended December 31
                                                        1997     1996     1995
                                                      --------------------------
Net sales                                               100.0%   100.0%   100.0%
Cost of sales                                            78.1     77.9     77.0
                                                      --------------------------
        Gross profit                                     21.9     22.1     23.0
Warehouse expense                                         4.3      4.1      4.3
Selling and administrative expenses                      12.6     13.2     12.4
Goodwill amortization                                     0.3      0.3      0.4
                                                      --------------------------
        Operating income                                  4.7      4.5      5.9

Interest expense                                         (1.3)    (1.3)    (3.2)
Amortization expense                                     (0.3)    (0.3)    (0.4)
Other income (expense):                                   0.3      0.3        -
                                                      --------------------------
Income before income taxes and extraordinary loss         3.4%     3.2%     2.3%
                                                      ==========================

     The following discussions compare the results of operations for the year ended December 31, 1997 to the year ended December 31, 1996 and the results of operations for the year ended December 31, 1996 to the year ended December 31, 1995.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net sales increased by $99.2 million, or 42.1%, to $335.0 million in the year ended December 31, 1997 from $235.8 million in the comparable 1996 period. This increase was primarily due to sales at service centers acquired from BLN, sales at newly opened service centers and increased sales at existing service centers. Service centers acquired from BLN in September 1996 contributed $79.8 million to the increase, sales at newly opened centers accounted for $12.7 million of the total increase and an increase of approximately 11.4% in sales at service centers open at least 15 months contributed $12.4 million to the increase. These increases were partially offset by the loss of revenue from the assets of Alliance Packaging, Inc., which were sold in October 1996.

     Gross profit increased by $21.4 million, or 41.2%, to $73.4 million in the year ended December 31, 1997 from $52.0 million in the comparable 1996 period. Gross profit as a percentage of net sales remained relatively unchanged at 21.9% in the 1997 period compared to 22.1% in the 1996 period.

     Operating expenses increased by $16.2 million, or 38.8%, to $57.7 million in the year ended December 31, 1997 from $41.5 million in the comparable 1996 period. This increase is reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales decreased to 17.2% in the 1997 period compared to 17.6% in the 1996 period, primarily as the result of cost savings efforts instituted by management during 1997.

     Interest and other expenses increased to $4.3 million in the year ended December 31, 1997 from $3.1 million in the comparable 1996 period. The increase was primarily attributable to the increase in the Company's debt as a result of the acquisition of BLN in September 1996 and to the financing of seasonal inventory levels for a larger number of branches in the comparable 1996 period.

     The provision for income taxes increased $1.4 million, or 49.1%, to $4.3 million for 1997 compared to $2.9 million for 1996. The Company's effective tax rate decreased to 38.0% for 1997 from 39.0% for 1996 to reflect decreases in the Company's blended state tax rate.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net sales increased by $74.7 million, or 46.4%, to $235.8 million in 1996 from $161.1 million in 1995. An increase in sales at service centers opened at least 15 months of approximately 19.0% accounted for $26.8 million of the increase. Service centers acquired from BLN accounted for $21.2 million of the increase, with the remaining increase resulting from sales at service centers acquired in 1995.

     Gross profit increased by $14.9 million, or 40.2%, to $52.0 million in 1996 from $37.1 million in 1995. Gross profit as a percentage of net sales, however, declined .9% to 22.1% in 1996 from 23.0% in 1995. A majority of the decline in gross profit margin was attributed to lower margins realized at the service centers in California and Florida due to the more competitive nature of those markets. The Company significantly expanded its presence in Florida through the BLN Acquisition. Service centers in California and Florida generated gross profit margins of 17.2% and 17.6%, respectively, compared to 24.3% for service centers outside these areas. The number of service centers located in California and Florida increased from 2 on January 1, 1995 to 25 on December 31, 1996.

     Operating expenses increased by $13.9 million, or 50.5%, to $41.5 million in 1996 from $27.6 million in 1995. This increase is reflective of (i) salaries, occupancy expense and other costs associated with the acquired service centers, and (ii) payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales increased to 17.6% in 1996 compared to 17.1% in 1995. This increase was primarily attributable to an increase in bonuses as a percentage of sales.

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

     The following table sets forth certain unaudited quarterly data for 1996 and 1997 which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                     1997                                     1996
                                    ---------------------------------------   -------------------------------------
                                      1st        2nd       3rd        4th       1st       2nd       3rd        4th
                                    Quarter    Quarter   Quarter    Quarter   Quarter   Quarter   Quarter   Quarter
                                    -------   --------   -------   --------   -------   -------   -------   -------
                                                                (Dollars in thousands)
Net sales.......................... $63,565   $124,790   $98,492    48,175    $41,145   $85,867   $62,344   $46,488
Gross profit.......................  13,960     28,159    21,460     9,798      9,273    20,042    13,531     9,184
Operating income (loss)............     104     11,496     6,847    (2,726)       743     9,843     4,176    (4,275)
Net sales as a percentage of
 annual net sales..................      19%        37%       29%       15%        18%       36%       26%       20%
Gross profit as a percentage of
 annual gross profit...............      19%        39%       29%       13%        18%       38%       26%       18%
Operating income as a percentage
 of annual operating income........       1%        73%       44%      (18%)        7%       94%       40%      (41%)

Liquidity and Capital Resources

     Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility. As of March 1998, the Senior Loan Facility consisted of a term loan and a revolving line of credit. The Senior Loan Facility was amended and restated as of December 31, 1997, to, among other things, increase the total amount of borrowings available under the Senior Loan Facility from $80 million to $85 million, subject to a borrowing base availability formula. In addition, in January 1998, the Company's borrowing base increased as compared to December 1997 as a result of the Bicknell Acquisition. As a result, considering the Company's borrowing base and amounts outstanding as of March 1, 1998, the Company has approximately $45 million available for borrowing under the Senior Loan Facility, which amount represents the only additional credit source currently available to the Company. The Company's borrowings under its credit facility, together with cash flow from operations and seller financing historically have been sufficient to support the Company's growth and to finance acquisitions.

     Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or
(ii) LIBOR plus a margin ranging from 0.75% to 2.0%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company (other than inventory acquired from BLN, which secures the Company's obligations to BLN), including the capital stock of SCP Supply, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of December 31, 1997, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

     In December 1997, the Company completed a public offering of 1,350,000 shares of Common Stock at a public offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $22.6 million. Approximately $21 million of these proceeds were used to finance the Bicknell Acquisition in January 1998.

     In connection with the BLN Acquisition, the seller of BLN provided $31.8 million of financing to the Company. This financing, which bears interest at 6%, is due in varying monthly installments through September 1998. Approximately $30.0 million of this financing was repaid through March 1, 1998.

     During the year ended December 31, 1997, the Company borrowed $68.0 million to meet seasonal working capital requirements and made payments of $63.9 million under its revolving credit facility.

     Excluding acquisitions, the Company made capital expenditures of $1,105,000, $788,000 and $866,000 in the years ended December 31, 1997, 1996 and
1995, respectively.

     The Company believes that its cash flow from operations and the credit available under its line of credit will be sufficient to finance its operations for at least the next twelve months.

     To date, the Company's acquisitions have been financed primarily by borrowings under the Senior Loan Facility and seller notes. To finance future acquisitions, the Company expects to utilize its ability to borrow additional funds. Depending on market conditions, the Company may also incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

Year 2000 Issue

     The Company continues to assess and review its computer systems devices, software applications and equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Based on such review, management believes that the Company's Computer Systems will function properly when handling date-related data in the Year 2000 and thereafter, although there can be no such assurances. The total cost to the Company of complying with Year 2000 requirements is not known at this time, although management does not currently expect such costs to have a material adverse effect on the Company's business, operations or financial condition. The Company is in the process of communicating with suppliers, service providers, and large customers (collectively, "Third Party Businesses") regarding compliance with Year 2000 requirements. If the Third Party Businesses fail to comply in a timely manner with Year 2000 requirements, such failures by Third Party Businesses could have an adverse impact on the Company's business, operations or financial condition.

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

Item 8. Financial Statements.

     See the attached Consolidated Financial Statements (pages F-1 through
F-20).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None.

                                   PART III
                                   --------

Item 10. Directors and Executive Officers of the Registrant.

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

Item 11. Executive Compensation.

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

Item 13. Certain Relationships and Related Transactions.

     Incorporated by reference to the Company's 1998 Proxy Statement to be filed with the Commission.

                                    PART IV
                                    -------

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

     The following documents are filed as a part of this report:

     (a) (1) The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-20.

          (2) Financial Statement Schedules. All schedules are omitted, because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

          (3)  The exhibits listed in the Index to the Exhibits.

          (b)  Reports on Form 8-K.

               On November 12, 1997, the Company filed a report on Form 8-K/A (the "Form 8-K/A") in connection with the acquisition by SCP Supply of substantially of the assets of The B-L Network, Inc. and the sale of certain assets by the Company's indirect wholly owned subsidiary, Alliance Packaging, Inc. to Bio-Lab, Inc. as originally reported on Form 8-K on October 9, 1996 (the "Form 8-K"). The Form 8-K/A was filed to present certain financial statements and pro forma unaudited financial information required by the Form 8-K. The sale of assets by Alliance Packaging was completed on October 31, 1996.

                         INDEX TO FINANCIAL STATEMENTS




Consolidated Financial Statements of SCP Pool Corporation

Report of Independent Auditors..............................................  F-2
Consolidated Balance Sheets - December 31, 1997 and 1996....................  F-3
Consolidated Statements of Income - Years Ended December 31, 1997, 1996
 and 1995...................................................................  F-4
Consolidated Statements of Stockholders' Equity - Years Ended December 31,
 1997, 1996 and 1995........................................................  F-5
Consolidated Statements of Cash Flows - Years Ended December 31,
 1997, 1996 and 1995........................................................  F-6
Notes to Consolidated Financial Statements..................................  F-7

                        Report of Independent Auditors



The Board of Directors
SCP Pool Corporation

We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


New Orleans, Louisiana
February 16, 1998

                             SCP Pool Corporation
                          Consolidated Balance Sheets
                       (In thousands, except share data)

                                                                            December 31
                                                                         1997          1996
                                                                      ------------------------
Assets
Current assets:
  Cash and cash equivalents                                           $  22,296      $   4,621
  Receivables                                                            24,775         25,293
  Inventory                                                              48,261         42,112
  Prepaid expenses                                                          562            632
  Deferred income taxes                                                     580            392
                                                                      ------------------------
Total current assets                                                     96,474         73,050

Property and equipment, net                                               4,792          4,413
Goodwill, net                                                            32,614         33,009
Other assets, net                                                         2,572          2,773
                                                                      ------------------------
Total assets                                                          $ 136,452      $ 113,245
                                                                      ========================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                    $  20,266      $  15,132
  Accrued expenses and other current liabilities                          6,078          7,907
  Current portion of long-term debt                                       6,743         15,409
                                                                      ------------------------
Total current liabilities                                                33,087         38,448

Deferred income taxes                                                     3,584          2,119
Long-term debt, less current portion                                     33,146         35,868

Stockholders' equity:
  Preferred stock, $.01 par value; 100,000 shares authorized;
   no shares issued and outstanding                                          --             --
  Common stock, $.001 par value; 10,000,000 shares authorized;
   7,740,060 and 6,334,214 shares issued and outstanding at
   December 31, 1997 and 1996, respectively                                   8              6
  Additional paid-in capital                                             52,352         29,585
  Retained earnings                                                      14,275          7,219
                                                                      ------------------------
Total stockholders' equity                                               66,635         36,810
                                                                      ------------------------
Total liabilities and stockholders' equity                            $ 136,452      $ 113,245
                                                                      ========================

See accompanying notes.

                             SCP Pool Corporation

                       Consolidated Statements of Income

                     (In thousands, except per share data)

                                                                            Year ended December 31
                                                                    1997            1996             1995
                                                                  -----------------------------------------
Net sales                                                         $335,022         $235,844        $161,095
Cost of sales                                                      261,645          183,814         123,974
                                                                  -----------------------------------------
Gross profit                                                        73,377           52,030          37,121
Warehouse expense                                                   14,416            9,611           6,957
Selling and administrative expenses                                 42,355           31,139          19,907
Goodwill amortization                                                  885              793             735
                                                                  -----------------------------------------
Operating income                                                    15,721           10,487           9,522
Other income (expense):
 Interest expense                                                   (4,482)          (3,176)         (5,113)
 Amortization expense                                                 (708)            (698)           (610)
 Management fees paid to majority stockholder                            -                -            (208)
 Miscellaneous income, net                                             852              823             228
                                                                  -----------------------------------------
                                                                    (4,338)          (3,051)         (5,703)
                                                                  -----------------------------------------

Income before income taxes and extraordinary loss                   11,383            7,436           3,819
Income taxes                                                         4,327            2,903           1,490
                                                                  -----------------------------------------
Income before extraordinary loss                                     7,056            4,533           2,329
Extraordinary loss, net of applicable income taxes of $499               -                -             750
                                                                  -----------------------------------------
Net income                                                        $  7,056         $  4,533        $  1,579
                                                                  =========================================

Income per share of common stock:
 Basic:
  Income before extraordinary loss                                $   1.10         $    .72        $    .78
  Extraordinary loss                                                     -                -             .25
                                                                  -----------------------------------------
  Net income                                                      $   1.10         $    .72        $    .53
                                                                  =========================================

 Diluted:
  Income before extraordinary loss                                $   1.07         $    .70        $    .75
  Extraordinary loss                                                     -                -             .24
                                                                  ------------------------------------------
  Net income                                                      $   1.07         $    .70        $    .51
                                                                  =========================================

Weighted average shares outstanding:
 Basic                                                               6,418            6,334           2,972
                                                                  =========================================
 Diluted                                                             6,591            6,510           3,114
                                                                  =========================================

See accompanying notes.

                              SCP Pool Corporation

                Consolidated Statements of Stockholders' Equity

                                (In thousands)

                                                              Class A             Class B      Additional
                                      Common Stock          Common Stock        Common Stock    Paid-In      Retained
                                    Shares    Amount      Shares    Amount    Shares    Amount  Capital      Earnings     Total
                                    --------------------------------------------------------------------------------------------
Balance at January 1, 1995               -        $-   1,275,361      $  1        72         -    $ 1,929     $ 1,107    $ 3,037
    Common stock issued                  -         -      36,730         -         -         -        300           -        300
    Recapitalization                 3,104         3  (1,312,091)       (1)      (72)        -      7,198           -      7,200
    Initial public offering          3,080         3           -         -         -         -     19,181           -     19,184
    Exercise of overallotment
       option                          150         -           -         -         -         -        977           -        977
    Net income                           -         -           -         -         -         -          -       1,579      1,579
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1995         6,334         6           -         -         -         -     29,585       2,686     32,277
    Net income                           -         -           -         -         -         -          -       4,533      4,533
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1996         6,334         6           -         -         -         -     29,585       7,219     36,810
    Common stock issued              1,350         2           -         -         -         -     22,556           -     22,558
    Exercise of stock option            27         -           -         -         -         -        182           -        182
    Conversion of convertible debt      29         -           -         -         -         -         29           -         29
    Net income                           -         -           -         -         -         -          -       7,056      7,056
                                    --------------------------------------------------------------------------------------------
Balance at December 31, 1997         7,740        $8           -      $  -         -         -    $52,352     $14,275    $66,635
                                    ============================================================================================

See accompanying notes.

                             SCP Pool Corporation

                     Consolidated Statements of Cash Flows

                                (In thousands)

                                                                      Year ended December 31
                                                                    1997       1996       1995
                                                                 --------------------------------
Operating activities
Net income                                                       $  7,056    $  4,533    $  1,579
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Write-off of loan financing fees                                      -           -       1,249
  Depreciation and amortization                                     2,553       2,503       2,069
  Provision for doubtful accounts receivable, net of write-offs       544         388         506
  Provision for inventory obsolescence, net of write-offs             447         (86)        678
  Provision for deferred income taxes                               1,277       1,029         935
  Loss (gain) on sale of property and equipment                       (28)        155          13
  Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
    Accounts receivable                                               (26)    (12,571)     (3,686)
    Inventory                                                      (7,086)      4,877      (3,667)
    Prepaid expenses and other assets                                (437)         31        (790)
    Accounts payable                                                5,115       2,638       1,981
    Accrued expenses and other current liabilities                 (2,143)      4,129         (88)
                                                                 --------------------------------
Net cash provided by operating activities                           7,272       7,626         779

Investing activities
Acquisition of businesses                                               -      (1,664)    (11,108)
Purchase of property and equipment                                 (1,105)       (788)       (866)
Proceeds from sale of property and equipment                          127          73         127
                                                                 --------------------------------
Net cash used in investing activities                                (978)     (2,379)    (11,847)

Financing activities
Net borrowings (repayments) of revolving loan                       4,050      (1,000)      6,615
Proceeds from long-term debt                                            -           -       7,200
Payments on long-term debt                                        (15,409)     (1,669)    (21,799)
Issuance of common stock                                           22,740           -      20,461
Payment of debt prepayment premium                                      -           -        (210)
                                                                 --------------------------------
Net cash provided by (used in) financing activities                11,381      (2,669)     12,267
                                                                 --------------------------------
Change in cash and cash equivalents                                17,675       2,578       1,199
Cash and cash equivalents at beginning of year                      4,621       2,043         844
                                                                 --------------------------------
Cash and cash equivalents at end of year                         $ 22,296    $  4,621    $  2,043
                                                                 ================================
Supplemental cash flow information
Cash paid (received) during the year for:
 Interest                                                        $  4,424    $  3,279    $  5,883
                                                                 ================================
 Income taxes, net of refunds                                    $  4,508    $   (561)   $    (33)
                                                                 ================================
Supplemental disclosure of noncash investing and financing
 activities
Long-term debt issued to acquire businesses                      $      -    $ 31,846    $  2,650
                                                                 ================================
Long-term debt reduced through sale of business                  $      -    $  4,376    $      -
                                                                 ================================

See accompanying notes.

                             SCP Pool Corporation

                  Notes to Consolidated Financial Statements

                               December 31, 1997


1. Organization and Summary of Significant Accounting Policies

Description of Business

SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company), after considering the affects of the January 1998 acquisition discussed below, maintain 85 service centers in 30 states located throughout the United States, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

In September 1996, the Company acquired certain assets, primarily inventory and property and equipment, of The B-L Network, Inc. (BLN), a wholesaler of swimming pool supplies with 39 service centers in 12 states. $31.8 million of the aggregate purchase price was financed by BLN, with the remaining $2.7 million representing liabilities assumed (see Note 6) and other costs incurred by the Company. This acquisition has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition.

Unaudited pro forma results of operations of the Company for the years ended December 31, 1996 and 1995, giving effect to the BLN acquisition as if it had occurred as of January 1, 1995, are as follows (in thousands, except per share data):

                                                  1996          1995
                                              -------------------------
     Net sales                                   $364,702      $301,983
     Gross profit                                $ 74,388      $ 64,512
     Operating income                            $ 10,095      $  9,619
     Income before extraordinary loss            $  3,098      $  1,198
     Net income                                  $  3,098      $    448
     Net income per share:
      Basic                                      $    .49      $    .15
      Diluted                                    $    .48      $    .15

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

                             SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Bicknell Huston Distributors, Inc. (Bicknell), which distributes swimming pool supplies and related products through its eleven service centers in six northeastern states, for a purchase price of approximately $21.0 million, which was paid in cash. This acquisition was accounted for using the purchase method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of SCP Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

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

                             SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

Credit Risk

The Company performs periodic credit evaluations of its customers and generally does not require collateral. Receivables are generally due within 30 days, except for winter sales under early-buy programs for which extended terms are given. Credit losses have been within management's expectations.

Inventory

Inventory consists primarily of goods purchased for resale and are carried at the lower of cost, using the average cost method, or market. At December 31, 1997 and 1996, the reserve for inventory obsolescence was approximately $2,161,000 and $1,714,000, respectively. The reserve for inventory obsolescence at each service center is based upon a number of factors, including the experience of the manager at the service center, the previous inventory management operating performance of the service center, geographical location, product offerings, and other factors. The Company believes that the reserve for inventory obsolescence may periodically require adjustment as the factors identified above change.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation principally by the straight-line method over estimated useful lives of three years for autos and trucks, five to ten years for leasehold improvements, and ten years for furniture and fixtures and machinery and equipment. Depreciation expense was approximately $990,000, $1,012,000 and $724,000 in 1997, 1996 and
1995, respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized over 40 years. At December 31, 1997 and 1996, accumulated amortization was approximately $3,096,000 and $2,211,000, respectively. The recoverability of goodwill is assessed periodically and takes into account whether the goodwill should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill would be reduced if it is probable that management's best estimate of future operating income before goodwill amortization will be less than the carrying amount of goodwill over the remaining amortization period. The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

                             SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

Other Assets

Loan financing fees are being amortized over the term of the related debt. The noncompete agreement and organization costs are being amortized over five years.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with Statement of Financial Accounting Standards (FAS) No. 109, "Accounting for Income Taxes." Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of APB 25, "Accounting for Stock Issued to Employees."

                             SCP Pool Corporation

2. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (in thousands):

                                                           December
                                                      1997          1996
                                                   -----------------------
 Receivables:
  Trade accounts, less allowance of $1,938 in 1997
   and $1,394 in 1996                              $  19,300       $21,578
  Vendor rebates                                       4,274         1,451
  Other                                                1,201         2,264
                                                   -----------------------
                                                   $  24,775       $25,293
                                                   =======================

Property and equipment:
 Land                                              $     429       $   475
 Building                                              1,001           622
 Autos and trucks                                        156           264
 Machinery and equipment                               1,485         1,411
 Furniture and fixtures                                3,434         2,648
 Leasehold improvements                                  508           565
                                                   -----------------------
                                                       7,013         5,985
 Less accumulated depreciation                         2,221         1,572
                                                   -----------------------
                                                   $   4,792       $ 4,413
                                                   =======================

Other assets:
 Loan financing fees                               $   2,453       $ 2,071
 Noncompete agreement                                    500           500
 Organization costs                                    1,366         1,168
 Other                                                   282           347
                                                   -----------------------
                                                       4,601         4,086
 Less accumulated amortization                         2,029         1,313
                                                   -----------------------
                                                   $   2,572       $ 2,773
                                                   =======================

Accrued expenses and other current liabilities:
 Salaries, bonuses, and commissions                $   2,880       $ 3,586
 Income taxes payable                                    310         1,883
 Other                                                 2,888         2,438
                                                   -----------------------
                                                   $   6,078       $ 7,907
                                                   =======================

                             SCP Pool Corporation

3. Debt

The components of the Company's debt were as follows (in thousands):

                                                             December 31
                                                         1997         1996
                                                        ---------------------
Senior Revolving Note, variable rate (effective
 interest rate of 8.5% at December 31, 1997), due in
 2002                                                   $16,050       $12,000

Senior Term Note, variable rate (effective interest
 rate of 8.5% at December 31, 1997), payable in
 quarterly installments of variable amounts through
 2002                                                    21,000        24,000

Promissory Notes to BLN, interest rate of 6%, payable
 in monthly installments of variable amounts through
 1998                                                     1,859        13,384

8% Subordinated Notes, payable in annual installments
 of $884,000 through 1998                                   884         1,768

10% Convertible Notes, due in 2002                           96           125
                                                        ---------------------
Less current portion                                     39,889        51,277
                                                          6,743        15,409
                                                        ---------------------
                                                        $33,146       $35,868
                                                        =====================

Maturities of long-term debt for the five succeeding years are $6,743,000 in 1998, $5,000,000 in 1999, $5,000,000 in 2000, $5,000,000 in 2001 and $18,146,000
in 2002.

The credit agreements include, among other things, covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and restrict the Company's ability to pay dividends and make capital expenditures. At December 31, 1997, the Company was in compliance with all such covenants. Substantially all of the assets of the Company are pledged as collateral for the Senior Revolving Note and the Senior Term Note. Available credit under the Senior Revolving Note considering amounts currently outstanding, is approximately $49.0 million, subject to an accounts receivable and inventory borrowing base limit. At December 31, 1997, the unused available credit under the Senior Revolving Note was approximately $15.5 million. The Company pays a quarterly commitment fee of .5% per annum of the unused portion of available credit under the Senior Revolving Note.

                             SCP Pool Corporation

3. Debt (continued)

The Convertible Notes may be converted at any time through December 31, 2002 into shares of the Company's common stock at a conversion price of $.98 per share. At December 31, 1997, the conversion of these notes would result in the issuance of 98,166 shares of the Company's common stock. Such shares have been reserved by the Company.

The carrying amount of long-term debt approximates fair value. The fair value of long-term debt was estimated using a discounted cash flow analysis based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

The net proceeds of the Company's initial public offering were used primarily to reduce indebtedness and resulted in an extraordinary charge, net of tax in 1995 of approximately $750,000 ($.25 per share) for the write-off of loan financing fees and a prepayment premium associated with extinguishing such indebtedness.

4. Income Taxes

Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                                    December 31
                                                  1997       1996
                                                  -----------------
     Deferred tax liabilities:                    $3,544     $2,094
      Goodwill                                       157         45
      Trade discounts on purchases                   205        119
      Prepaid expenses                               906        383
      Other                                       -----------------
                                                   4,812      2,641
     Total deferred tax liabilities

     Deferred tax assets:                            764        134
      Inventory                                      736        544
      Allowance for doubtful accounts                308        236
                                                  -----------------
      Other                                        1,808        914
     Total deferred tax assets                    -----------------
                                                  $3,004     $1,727
     Net deferred tax liabilities                 =================

                             SCP Pool Corporation

4. Income Taxes (continued)

Significant components of income taxes, before the income tax effect of the extraordinary loss, were as follows (in thousands):


                     December 31
                 1997    1996    1995
                ---------------------

     Current:
       Federal  $2,644  $1,634  $  484
       State       406     240      70
                ----------------------
                 3,050   1,874     554
     Deferred:
       Federal   1,142     898     816
       State       135     131     120
                ----------------------
                 1,277   1,029     936
                ----------------------
     Total      $4,327  $2,903  $1,490
                ======================

The reconciliation of income taxes computed at the federal statutory rates to income taxes, before the income tax effect of the extraordinary loss, was (in thousands):

                                                December 31
                                            1997    1996    1995
                                           ----------------------

      Tax at statutory rates               $3,884  $2,528  $1,298
      Other, primarily state income taxes     443     375     192
                                           ----------------------
      Total                                $4,327  $2,903  $1,490
                                           ======================

5. Common Stock and Earnings Per Share

In September 1997, the board of directors declared a three-for-two stock split of the Company's common stock, which was paid in the form of a stock distribution on September 29, 1997 to the stockholders of record at the close of business on September 15, 1997. Accordingly, shares, per-share data and related capital amounts for all periods presented reflect the effects of this split.

In connection with the Company's initial public offering of its common stock in October 1995, a recapitalization occurred which included (i) the conversion of all outstanding shares of the Company's Class B common stock to Class A common stock, (ii) the exchange of $7,200,000 of Junior Subordinated Notes for Class A common stock, (iii) reclassification of the Company's Class A common stock to common stock, and (iv) a stock split in the ratio of approximately 2.04-to-1.

                             SCP Pool Corporation

In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share." Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where appropriate, restated to conform to the Statement 128 requirements.

In accordance with FAS 128, the Company has presented basic earnings per share, computed on the basis of the weighted average number of shares outstanding during the period, and diluted earnings per share, computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the year. A reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below for each of the years ended December 31:

                                                         1997        1996         1995
                                                      -------------------------------------
Numerator:
   Net income before extraordinary loss                 $7,056       $4,533       $2,329
   Adjustment for interest expense, net of tax,
    on convertible notes                                     8            8            8
                                                      -------------------------------------
   Numerator for diluted earnings per share             $7,064       $4,541       $2,337
                                                      =====================================
Denominator:
   Denominator  for basic earnings per share--
    weighted-average shares                              6,418        6,334        2,972
   Effect of dilutive securities:
       Employee stock options                               62           48           14
       Convertible notes                                   111          128          128
                                                      -------------------------------------
   Denominator for diluted earnings per share            6,591        6,510        3,114
                                                      =====================================
Basic earnings per share before extraordinary loss      $ 1.10       $  .72       $  .78
                                                      =====================================
Diluted earnings per share before extraordinary loss    $ 1.07       $  .70       $  .75
                                                      =====================================

                             SCP Pool Corporation

6. Commitments and Contingencies

The Company leases facilities for its service centers and corporate office and vehicles under noncancelable operating leases that expire in various years through 2009 but which have options to extend for various terms. Rental expense under such operating leases was approximately $7,747,000 in 1997, $4,815,000 in 1996 and $3,174,000 in 1995. The future minimum lease payments as of December 31, 1997 related to noncancelable operating leases with initial terms of one year or more are set forth below (in thousands):

     1998                                      $ 5,591
     1999                                        4,799
     2000                                        3,320
     2001                                        1,617
     2002                                          903
     Thereafter                                  1,489
                                               -------
                                               $17,719
                                               =======

In connection with the acquisition of BLN, the Company recorded liabilities at the date of acquisition of approximately $1,200,000 for lease buyouts, occupancy costs and employee termination costs related to the planned closing of 16 acquired facilities. During 1997, the Company recorded an additional increase of approximately $333,000 to goodwill for expected additional lease buyouts and occupancy costs related to these acquired facilities. As of December 31, 1997, the Company has closed all of the above-mentioned facilities, having paid $513,000 of such liabilities, and has a remaining accrual of approximately $1,020,000 to settle the remaining leases.

In connection with the acquisition of BLN in 1996, the Company entered into certain vendor supply agreements which require the Company to purchase a certain percentage of its annual requirements for certain products at prices defined by the supply agreement. These supply agreements have an initial term which expires September 26, 2001, with an indefinite number of three-year renewal periods until terminated by either party.

In the normal course of business, the Company becomes involved as a defendant or plaintiff in various lawsuits. Although a successful claim for which the Company is not fully insured could have a material effect on the Company's financial condition, management is of the opinion that it maintains insurance coverage at levels generally consistent with industry standards to insure itself against the normal risks of operations.

                             SCP Pool Corporation

7. Employee Benefit Plans

The Company's employees participate in a Company-sponsored savings and retirement plan which provides for discretionary Company contributions under a profit-sharing provision. Employees who are eligible to participate in the savings plan are able to contribute a percentage of their base compensation not to exceed 10%, subject to a dollar limit. The Company contributes an amount equal to 25% of employee contributions up to 6% of their base compensation. Employee contributions are invested in certain equity and fixed income securities based on employee elections. Matching contributions and profit-sharing contributions made by the Company were $197,000 and $934,000, respectively, in 1997, $113,000 and $650,000, respectively, in 1996, and $77,000 and $485,000, respectively, in 1995.

8. Stock Option Plans

In 1995, the Company's board of directors adopted the 1995 Stock Option Plan under which the board of directors is authorized to grant, at its discretion, to employees, agents, consultants or independent contractors of the Company, options to purchase shares of common stock. The number of shares granted under this plan is limited to an aggregate amount of 600,000. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally are exercisable two years after the date of grant and expire December 31, 2003.

In April 1996, the Company's board of directors adopted the SCP Pool Corporation Non-Employee Directors Equity Incentive Plan, under which the Company grants to each nonemployee director options to purchase shares of the Company's common stock. The number of shares granted under this plan is limited to an aggregate amount of 300,000. The options will have an exercise price of not less than the fair market value of the stock on the date of grant, and generally are exercisable one year after the date of grant and expire December 31, 2003.

                             SCP Pool Corporation

8. Stock Option Plans (continued)

FASB Statement No. 123,"Accounting for Stock-Based Compensation", requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                   1997          1996          1995
                                 -------------------------------------
Risk-free interest rate          6.2%          6.7%          5.9%
Expected dividend yield           -             -             -
Expected volatility               .38           .32           .32
Weighted average expected life   4.1 years     3.4 years     2.5 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. As the Company accounts for stock compensation under APB 25, no compensation cost has been recognized for its stock options in the financial statements. Had the Company's stock-based compensation plan been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                  1997       1996       1995
                                 ----------------------------
Pro forma net income             $6,632     $4,392     $1,568
Pro forma earnings per share:
 Basic Primary                   $ 1.03     $  .69     $  .53
 Diluted Fully diluted           $ 1.01     $  .68     $  .51

                             SCP Pool Corporation

8. Stock Option Plans (continued)

A summary of the Company's stock option activity and related information for the plans described above is as follows:

                                                1997                     1996                      1995
                                        ------------------------------------------------------------------------
                                                    Weighted                 Weighted                   Weighted
                                                    Average                  Average                    Average
                                                    Exercise                 Exercise                   Exercise
                                        Options      Price       Options      Price       Options        Price
                                        ------------------------------------------------------------------------
Outstanding--Beginning of year          168,801      $ 6.82       46,926        $3.43           -       $      -
Granted                                 150,750       13.87      121,875         8.13      46,926           3.43
Exercised                                26,523        3.43            -            -           -       $   3.43
                                        -------                  -------                   ------
Outstanding--End of year                293,028      $10.75      168,801        $6.82      46,926       $      -
                                        =======                  =======                   ======

Exercisable at end of year              110,403      $ 9.06       45,000        $7.50           -
                                        =======                  =======                   ======

Weighted average fair value of
 options granted during the year        $  5.46                  $  2.41                   $ 0.92
                                        =======                  =======                   ======

Exercise prices for options outstanding as of December 31, 1997 ranged from $3.43 to $15.25, and had a weighted average remaining contractual life of 5.9 years.

                             SCP Pool Corporation

9. Quarterly Financial Data (Unaudited)

The following is a tabulation of the Company's unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 (in thousands, except per share data):

                                                               Quarter Ended
                       3/97          6/97         9/97       12/97         3/96       6/96        9/96        12/96
                      -----------------------------------------------------------------------------------------------
Net sales             $63,565      $124,907     $98,492     $48,175      $41,145     $85,867     $62,344     $46,488
Gross profit           13,960        28,159      21,460       9,798        9,273      20,042      13,531       9,184
Net income (loss)        (603)        6,394       3,471      (2,206)          78       5,615       2,168      (3,328)
Net income (loss)
 per share:
   Basic              $  (.10)     $   1.01     $   .54     $  (.33)     $   .01     $   .89     $   .34     $  (.53)
   Diluted               (.10)          .99         .53        (.33)         .01         .87         .34        (.53)

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, "Earnings per Share." As a result of differences in the way in-the-money stock options are considered from quarter-to-quarter under the requirements of FAS 128, diluted EPS for annual periods may not equal the sum of the individual quarter's diluted EPS amount.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1998.

                               SCP POOL CORPORATION


                               By:     /S/ WILSON B. SEXTON
                                   --------------------------------
                                       Wilson B. Sexton, Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 1998.

        Signature             Title
        ---------             -----
/S/ WILSON B. SEXTON          Chairman and Director
------------------------
    Wilson B. Sexton

/S/ FRANK J. ST. ROMAIN       President, Chief Executive Officer and Director
------------------------
    Frank J. St. Romain

/S/ CRAIG K. HUBBARD          Chief Financial Officer, Treasurer and Secretary
------------------------
    Craig K. Hubbard

/S/ ANDREW W. CODE            Director
------------------------
    Andrew W. Code

/S/ PETER M. GOTSCH           Director
------------------------
    Peter M. Gotsch

/S/ DOMINICK DEMICHELE        Director
------------------------
    Dominick DeMichele

/S/ ROBERT C. SLEDD           Director
------------------------
    Robert C. Sledd

                                                                                                     Sequential
Exhibit                                                                                                 Page
Number                                      Document Description                                       Number
-------                                     --------------------                                       ------
    3.1      Restated Certificate of Incorporation of the Company.                                       (1)
    3.2      Restated Bylaws of the Company.                                                             (1)
    4.1      Form of certificate representing shares of Common Stock of the Company.                     (1)
    4.2      Credit Agreement, dated as of December 31, 1993, by and among South Central Pool            (1)
             Supply, Inc. (previously known as SCP Acquisition Corp.), The First National Bank of
             Chicago, as agent, and various lenders from time to time party thereto.
    4.3      Amendment No. 1 to Credit Agreement, dated as of September 1, 1994, by and among            (1)
             South Central Pool Supply, Inc. ("SCP Supply"), The First National Bank of Chicago,
             as agent, and various lenders from time to time party thereto.
    4.4      Amendment No. 2 to Credit Agreement, dated as of January 20, 1995, by and among             (1)
             SCP Supply, The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.
    4.5      Amendment No. 3 to Credit Agreement, dated as of February 28, 1995, by and among            (1)
             South Central Pool Supply, Inc., The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.
   10.1      Asset Purchase Agreement, dated as of December 31, 1993, by and among the                   (1)
             Company, SCP Acquisition Corp., and South Central Pool Supply, Inc.
   10.2      Registration Agreement, dated as of December 31, 1993, by and among the Company,            (1)
             CHS, various management and outside investors, Berkeley Atlantic Income Limited,
             BG Services Limited, and PNC Equity Management Corp.
   10.3      Asset Purchase Agreement, dated as of January 4, 1994, by and between Aqua Fab              (1)
             Industries, Inc. and South Central Pool Supply, Inc.
   10.4      Amendment No. 1 to Asset Purchase Agreement, dated as of January 7, 1994, by and            (1)
             among Aqua Fab Industries, Inc. and South Central Pool Supply Industries, Inc.
   10.5      Amendment No. 2 to Asset Purchase Agreement, dated as of January 18, 1994, by and           (1)
             among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.
   10.6      Amendment No. 3 to Asset Purchase Agreement, dated as of February 17, 1994, by and          (1)
             among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.
   10.7      Asset Purchase Agreement, dated as of January 20, 1995, by and among Alliance               (1)
             Packaging, Inc., York Chemical Corporation and Wexco Incorporated.
   10.8      Stock Purchase Agreement, dated as of February 15, 1995, by and among the Company,          (1)
             Orcal Pool Supplies, Inc. and Ronald Hetzner.
   10.9      Agreement, dated as of March 31, 1992, by and between Wexco and W.B. Sexton.                (1)
  10.10      Patent Assignment, dated as of January 20, 1995, between Wexco Incorporated and             (1)
             Alliance Packaging, Inc.
  10.11      Management Agreement, dated as of December 31, 1993, by and between CHS                     (1)
             Management Limited Partnership, an Illinois limited partnership, and SCP Acquisition
             Corp.
  10.12      Management Agreement, dated as of February 28, 1995, by and between SCP Supply              (1)
             and Ronald Hetzner.
  10.13      SCP Pool Corporation 1995 Stock Option Plan.*                                               (1)
  10.14      Form of Individual Stock Option Agreement.*                                                 (1)
  10.15      Form of Convertible Subordinated Note dated as of December 31, 1993 issued by SCP           (1)
             Holding Corp.

                                                                                                     Sequential
Exhibit                                                                                                 Page
Number                                      Document Description                                       Number
-------                                     --------------------                                       ------
  10.16      Form of Junior Subordinated Note, dated as of December 31, 1993, issued by SCP              (1)
             Holding Corp.
  10.17      Form of Executive Securities Agreement, dated as of December 31, 1993, among SCP            (1)
             Holding Corp., Code Hennessy & Simmons Limited Partnership and certain executives.
  10.18      Form of Lease, dated as of February 28, 1995, by and between Ronald Hetzner and             (1)
             South Central Pool Supply, Inc.
  10.19      Lease, dated as of November 8, 1993, by and between Northpark Alliance, LLC and             (1)
             South Central Pool Supply, Inc.
  10.20      Lease, dated as of November 7, 1991, by and between St. Romain Children's Trust and         (1)
             South Central Pool Supply, Inc.
 +10.21      Sales Agreement, dated as of October 1, 1993, between PPG Industries, Inc. and SCP          (1)
             Supply.
  10.22      Asset Purchase Agreement, dated as of September 7, 1995, by and among SCP Supply,           (2)
             Aman Enterprises, Inc., Stephen Aman and Walter Aman.
  10.23      Stock Purchase Agreement, dated as of November 10, 1995, by and among SCP                   (2)
             Supply, Steven Portnoff Corporation and Steven Portnoff
  10.24      Asset Purchase Agreement, dated as of December 12, 1995, by and among SCP Supply,           (2)
             Pool Mart of Nevada, Inc., Robert Portnoff, Sarah Portnoff and Steven Portnoff
  10.25      SCP Pool Corporation 1996 Non-Employee Director Equity Incentive Plan*                      (2)
  10.26      Second Amended and Restated Credit Agreement, dated as of September 26, 1996,               (3)
             among South Central Pool Supply, Inc., the First National Bank of Chicago and the
             Institutions party thereto as lenders
  10.27      Asset Purchase Agreement, dated as of September 26, 1996, among South Central Pool          (3)
             Supply, Inc., SCP Pool Corporation, The B-L Network, Inc. and Bio-Lab, Inc.
  10.28      Asset Purchase Agreement, dated as of September 26, 1996, among Alliance                    (3)
             Packaging, Inc., SCP Pool Corporation, South Central Pool Supply, Inc. and Bio-Lab,
             Inc.
+ 10.29      Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP             (3)
             Pool Corporation
+ 10.30      Supply Agreement, dated as of September 26, 1996, among Bio-Lab, Inc., South                (3)
             Central Pool Supply, Inc., and SCP Pool Corporation
++10.31      Asset Purchase Agreement, dated as of November 13, 1997, among SCP Pool                     (4)
             Corporation, South Central Pool Supply, Inc., Bicknell Huston Distributors, Inc.,
             Pacific Industries, Inc. and Cookson America, Inc.
  10.32      Third Amended and Restated Credit Agreement, dated as of December 31, 1997, by and among South Central Pool Supply, Inc., the institutions from time to time party thereto as lenders, LaSalle National Bank, as Agent and Co-Arranger and Hibernia National
             Bank as Co-Arranger.
  10.33      Amendment, dated December 31, 1997, to the Asset Purchase Agreement, dated as of
             November 13, 1997, among SCP Pool Corporation, South Central Pool Supply, Inc.,
             Bicknell Huston Distributors, Inc., Pacific Industries, Inc. and Cookson America, Inc.
   21.1      Subsidiaries of the registrant.
   23.1      Consent of Ernst & Young LLP
   27.1      Financial Data Schedule

----------
+    Confidential Treatment Granted.
++   Confidential Treatment Granted for portions of Exhibit C to this Agreement.
*    Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-92738.
(2) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(3) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(4) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 333-40245.