Form 10-Q
period 1998-03-31
SCP POOL CORP
filed 1998-05-13
CIK 945841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.


                          COMMISSION FILE NO.: 0-26640


                              SCP POOL CORPORATION
             ------------------------------------------------------
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

                                 504-892-5521
             (Registrant's telephone number, including area code)



  (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

At April 27, 1998, there were 7,746,770 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                              SCP POOL CORPORATION


                               TABLE OF CONTENTS


Part I. Financial Information                                   Page
                                                                ----
Item 1. Financial Statements

        Consolidated Balance Sheets -- March 31, 1998
        (Unaudited) and December 31, 1997...................     1

        Consolidated Statements of Operations (Unaudited) --
        Three Months Ended March 31, 1998 and  1997.........     2

        Consolidated Statements of Cash Flows (Unaudited)--
        Three Months Ended March 31, 1998 and 1997..........     3

        Notes to Consolidated Financial Statements
        (Unaudited) -- March 31, 1998.......................     4

Item 2. Management's Discussion and Analysis of Financial
        Condition and Results of Operations.................     6

Part II. Other Information

         Items 1. - 6.......................................    13

                             SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                             MARCH 31,         DECEMBER 31,
                                                                1998               1997
                                                            ----------         ------------
                                                            (Unaudited)           (Note)
ASSETS
Current assets:
  Cash and cash equivalents                                   $  6,586           $ 22,296
  Receivables                                                   53,898             24,775
  Inventory, primarily goods purchased for resale               93,731             48,261
  Prepaid expenses                                               1,857                562
  Deferred income taxes                                            939                580
                                                              --------           --------
    Total current assets                                       157,011             96,474
  Property and equipment, net                                    5,956              4,792
  Goodwill, net                                                 37,248             32,614
  Other assets, net                                              2,850              2,572
                                                              --------           --------
    Total assets                                              $203,065           $136,452
                                                              ========           ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $ 82,899           $ 20,266
  Accrued and other current liabilities                          6,678              6,078
  Current portion of long-term debt                              6,993              6,743
                                                              --------           --------
    Total current liabilities                                   96,570             33,087
  Deferred income taxes                                          3,687              3,584
  Long-term debt, less current portion                          37,296             33,146

Stockholders' equity:
  Preferred stock, $.01 par value;
   100,000 shares authorized                                         -                  -
  Common stock, $.001 par value; 10,000,000
   shares authorized; 7,746,770 and
   7,740,060 shares issued and outstanding in
   1998 and 1997, respectively                                       8                  8
  Additional paid-in capital                                    52,408             52,352
  Retained earnings                                             13,096             14,275
                                                              --------           --------
    Total stockholders' equity                                  65,512             66,635
                                                              --------           --------
    Total liabilities and stockholders' equity                $203,065           $136,452
                                                              ========           ========

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)



                                                            THREE MONTHS ENDED
                                                                MARCH 31,
                                                          1998             1997
                                                        --------         --------
                                                               (Unaudited)

Net sales                                                $73,988          $63,565
Cost of sales                                             58,041           49,605
                                                         -------          -------
Gross profit                                              15,947           13,960

Warehouse expense                                          4,298            3,229
Selling and administrative expenses                       12,550           10,416
Goodwill amortization                                        255              211
                                                         -------          -------
Operating income (loss)                                   (1,156)             104

Other income (expense):
  Interest expense                                          (776)          (1,057)
  Amortization expense                                      (210)            (179)
  Miscellaneous income                                       269              159
                                                         -------          -------
                                                            (717)          (1,077)
                                                         -------          -------
Loss before income tax benefits                           (1,873)            (973)
Income tax benefit                                          (693)            (370)
                                                         -------          -------
Net loss                                                 $(1,180)         $  (603)
                                                         =======          =======

Net loss per share of common stock:
  Basic                                                  $  (.15)         $  (.10)
                                                         =======          =======
  Diluted                                                $  (.15)         $  (.10)
                                                         =======          =======
Average shares outstanding:
  Basic                                                    7,742            6,335
                                                         =======          =======
  Diluted                                                  7,742            6,335
                                                         =======          =======

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                     THREE MONTHS ENDED
                                                                          MARCH 31,
                                                                    1998             1997
                                                                  --------         --------
                                                                        (Unaudited)
OPERATING ACTIVITIES
Net loss                                                         $  (1,180)        $  (603)
Adjustments to reconcile net loss to net cash provided by
 operating activities                                                2,404           8,021
                                                                 ---------         -------
Net cash provided by operating activities                            1,224           7,418

INVESTING ACTIVITIES
Acquisition of businesses                                          (21,687)             --
Purchase of property and equipment                                    (511)           (284)
Proceeds from sale of property and equipment                           833              29
                                                                 ---------         -------
Net cash used in investing activities                              (21,365)           (255)

FINANCING ACTIVITIES
Net borrowings on revolving loan                                     5,400           3,000
Payments on long-term debt                                          (1,000)         (5,504)
Issuance of common stock                                                31               5
                                                                 ---------         -------
Net cash provided by (used in) financing activities                  4,431          (2,499)
                                                                 ---------         -------
Change in cash and cash equivalents                                (15,710)          4,664
Cash and cash equivalents at beginning of period                    22,296           4,621
                                                                 ---------         -------
Cash and cash equivalents at end of period                       $   6,586         $ 9,285
                                                                 =========         =======
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
Interest                                                         $     503         $ 1,044
                                                                 =========         =======
Income taxes                                                     $   1,108         $ 2,242
                                                                 =========         =======

See accompanying notes.

                             SCP POOL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1998

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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of March 31, 1998, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 89 service centers in 32 states located throughout the United States from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Bicknell Huston Distributors, Inc. (BHD), a distributor of swimming pool supplies and related products through eleven service centers in six northeastern states, for a purchase price of approximately $22 million, which was paid in cash. This acquisition was accounted for using the purchase method of accounting.

3. RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT

In April 1998 the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, the SOP requires entities upon adoption to write-off as the cumulative effect of a change in

                             SCP POOL CORPORATION

3. RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT (CONTINUED)

accounting principle any previously capitalized start-up or organization costs. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. At March 31, 1998, the Company had unamortized organizational costs of $1,016,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its predecessor. From its inception in 1980 through the end of 1993, the predecessor increased its sales through strategic acquisitions, by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the predecessor in December 1993 (the "SCP Acquisition"), the Company has grown through acquisitions, by opening new service centers and by increasing sales to new and existing customers. From January 1990 to March 1998, the Company expanded from 8 service centers in 6 states to 89 service centers in 32 states, primarily through acquisitions, including the January 1998 acquisition of Bicknell Huston Distributors, Inc. (BHD Acquisition). The Company acquired substantially all of the assets and assumed certain liabilities of BHD, a distributor of swimming pool supplies and related products through eleven service centers in six northeastern states, for a purchase price of approximately $22 million.

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

The principal components of the Company's expenses include the cost of products purchased from manufacturers and sold during the year and operating expenses, which are primarily related to labor, occupancy, commissions and marketing. Some geographic markets serviced by the Company, particularly California, Arizona, Texas and Florida,

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

GENERAL (CONTINUED)

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

                                         THREE MONTHS
                                        ENDED MARCH 31,
                                         1998     1997
                                     ------------------

Net sales                                100.0%   100.0%
Cost of sales                             78.4     78.0
                                     ------------------
Gross profit                              21.6     22.0
Warehouse expense                          5.8      5.1
Selling and administrative expenses       17.0     16.4
Goodwill amortization                       .3       .3
                                     ------------------
Operating income                          (1.5)      .2

Other income (expense):
Interest expense                          (1.1)    (1.7)
Amortization expense                       (.3)     (.3)
Miscellaneous                               .4       .3
                                     ------------------
Income (loss) before income taxes         (2.5)   (1.5)%
                                     ==================

The following discussions compare the results of operations of the Company for the three-month periods ended March 31, 1998 and 1997.

Three Months Ended March 31, 1998 Compared to Three Months Ended March 31, 1997

Net sales increased by $10.4 million, or 16.4%, to $74.0 million in the three months ended March 31, 1998 from $63.6 million in the comparable 1997 period. Service centers acquired from BHD in January 1998 contributed

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

RESULTS OF OPERATIONS (CONTINUED)

$5.7 million to the increase, while an increase of approximately 3% in sales at service centers open at least 15 months contributed $1.9 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased by $1.9 million, or 14.2%, to $15.9 million in the three months ended March 31, 1998 from $14.0 million in the comparable 1997 period. Gross profit as a percentage of net sales decreased slightly, at 21.6% in the 1998 period compared to 22.0% in the 1997 period. The slight compression in margin is attributable to the lower margins realized at centers acquired from BHD, which approximated 17.5% for the first three months of 1998.

Operating expenses increased by $3.2 million, or 23.4%, to $17.1 million in the three months ended March 31, 1998 from $13.9 million in the comparable 1997 period. This increase is reflective of an additional $2.6 million of operating expenses incurred at service centers acquired from BHD during the first quarter of 1998. Operating expenses for SCP, excluding service centers acquired from BHD, remained relatively stable compared to the same period last year. Operating expenses as a percentage of sales increased to 23.1% in the 1998 period compared to 21.8% in the 1997 period. This increase was primarily attributable to the increased operating expenses incurred by the service centers and administrative offices acquired as a result of the BHD acquisition in January 1998. Excluding BHD, operating expenses as a percentage of net sales for the first quarter remained relatively stable at 21.3% in 1998 compared to 21.8% in the comparable period.

Interest and other expenses decreased to $0.7 million in the three months ended March 31, 1998 from $1.1 million in the comparable 1997 period. The decline in interest expense for the first quarter of 1998 is reflective of both the lower level of debt carried during the quarter compared to the same quarter in 1997, and the more favorable interest rate on the Company's senior bank credit facility (the "Senior Loan Facility").

SEASONALITY AND QUARTERLY FLUCTUATIONS

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters, when the Company may incur net losses.

The Company experiences a build-up of inventory and accounts payable during the first and second quarters of the year in anticipation of the peak swimming pool supply selling

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

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

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions, if any. The Company attempts to open its new stores at the end of the fourth quarter or the beginning of the first quarter to take advantage of preseason sales programs and the peak season.

The following table sets forth certain unaudited quarterly data for 1997 and the first quarter for 1998 which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

                                                                     1997                        1998
                                                  -----------------------------------------    -------
                                                    1ST        2ND         3RD        4TH        1ST
                                                  QUARTER    QUARTER     QUARTER    QUARTER    QUARTER
                                                  -------    -------     -------    -------    -------
                                                                  (Dollars in thousands)
Net sales                                         $63,565    $124,790    $98,492    $48,175    $73,988
Gross profit                                       13,960      28,159     21,460      9,798     15,947
Operating income (loss)                               104      11,496      6,847     (2,726)    (1,156)
Net sales as a percentage of annual net sales          19%         37%        29%        15 %      N/A
Gross profit as a percentage of annual gross
 profit                                                19%         38%        29%        13 %      N/A

Operating income as a percentage of annual
 operating income                                       1%         73%        44%       (18)%      N/A


LIQUIDITY AND CAPITAL RESOURCES


Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically have been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of March 31, 1998, the Company had approximately $42.8 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the three months ended March 31, 1998, the Company had cash flow of $1.3 million from operating activities. The increase in the amount of the Company's accounts receivable, inventory and accounts payable from December 31, 1997 to March 31, 1998 is a result of the BHD Acquisition and the normal seasonal increase as discussed above. See "Seasonality and Quarterly Fluctuations."

During the three months ended March 31, 1998, the Company borrowed $5.4 million to meet seasonal working capital requirements and made scheduled principal payments of $1.0 million required under its Senior Loan Facility.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent bank's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to .5% or
(ii) LIBOR plus a margin ranging from .75% to 2.0%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company (other than inventory which secures the

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Company's obligations to the seller of The B-L Network Inc.), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of March 31, 1998, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

In December 1997, the Company completed a public offering of 1,350,000 shares of Common Stock at a public offering price of $18.00 per share, resulting in net proceeds to the Company of approximately $22.6 million. These proceeds were used to finance the BHD Acquisition in January 1998. Prior to the BHD Acquisition, the Company's acquisitions have been financed primarily by borrowings under the Senior Loan Facility and seller notes. To finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

YEAR 2000 ISSUE

The Company continues to assess and review its computer systems devices, software applications and equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. Based on such review, management believes that the Company's Computer Systems will function properly when handling date-related data in the Year 2000 and thereafter, although there can be no such assurances, and failure of the Company's Computer Systems to function properly could have a material adverse effect on the Company's business, operations or financial condition. The total cost to the Company of complying with Year 2000 requirements is not known at this time, although management does not currently expect such costs to have a material adverse effect on the Company's business, operations or financial condition. The Company is communicating with suppliers, service providers, and large customers (collectively, "Third Party Businesses") regarding their compliance with Year 2000 requirements. If the Third Party Businesses fail to comply in a timely manner with Year 2000 requirements, such failures by Third Party Businesses could have a material adverse effect on the Company's business, operations or financial condition.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS--(CONTINUED)

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

                  None

         Item 5.  Other Information

                  None

         Item 6.  Exhibits and Reports on Form 8-K

                  (a) Exhibits

                  27.1 Financial Data Schedule

                  Reports on Form 8-K

                  On January 12, 1998, the Company filed a report on Form 8-K in connection with the acquisition of certain assets of Bicknell Huston Distributors, Inc. by the Company's wholly owned subsidiary, South Central Pool Supply, Inc.

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                SCP POOL CORPORATION



DATE: 5/13/98                 BY: /s/  CRAIG K. HUBBARD
     ---------------------       -------------------------------------------
                                 Craig K. Hubbard, Chief Financial Officer,
                                 Treasurer and Secretary and duly authorized
                                 signatory on behalf of the Registrant