Form 10-Q
period 1998-06-30
SCP POOL CORP
filed 1998-08-13
CIK 945841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _________ TO _________.


                         COMMISSION FILE NO.: 0-26640


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


    ---------------------------------------------------------------------
    (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At July 15, 1998, there were 11,628,904 outstanding shares (split adjusted) of the Registrant's Common Stock, $.001 par value per share.

                             SCP POOL CORPORATION


                               TABLE OF CONTENTS


Part I.   Financial Information                                             Page
                                                                            ----
          Item 1.  Financial Statements

                   Consolidated Balance Sheets - June 30, 1998
                     (Unaudited) and December  31, 1997........................1

                   Consolidated Statements of Operations (Unaudited)
                     Three Months Ended June 30, 1998 and 1997 and
                     Six Months Ended June 30, 1998 and 1997...................2

                   Consolidated Statements of Cash Flows (Unaudited) -
                     Six Months Ended June 30, 1998 and 1997...................3

                   Notes to Consolidated Financial Statements (Unaudited) -
                     June 30, 1998.............................................4

          Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations.......................6

Part II.  Other Information

          Items 1. - 6........................................................14

                             SCP POOL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                 JUNE 30,        DECEMBER 31,
                                                                   1998              1997
                                                                 --------        ------------
                                                                (Unaudited)         (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                        $  1,727         $ 22,296
 Receivables                                                        72,970           24,775
 Inventory, primarily goods purchased for resale                    80,802           48,261
 Prepaid expenses                                                    1,304              562
 Deferred income taxes                                               1,445              580
                                                                  -------------------------
  Total current assets                                             158,248           96,474
Property and equipment, net                                          5,640            4,792
Goodwill, net                                                       38,236           32,614
Other assets, net                                                    2,651            2,572
                                                                  -------------------------
 Total assets                                                     $204,775         $136,452
                                                                  =========================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $ 46,797         $ 20,266
 Accrued and other current liabilities                              15,716            6,078
 Current portion of long-term debt                                   6,366            6,743
                                                                  -------------------------
  Total current liabilities                                         68,879           33,087
Deferred income taxes                                                3,791            3,584
Long-term debt, less current portion                                54,296           33,146
Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares authorized              -                -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 11,628,904 and 11,610,090 shares issued
  and outstanding in 1998 and 1997, respectively                        12               12
 Additional paid-in capital                                         52,468           52,348
 Retained earnings                                                  25,329           14,275
                                                                  -------------------------
  Total stockholders' equity                                        77,809           66,635
                                                                  -------------------------
    Total liabilities and stockholders' equity                    $204,775         $136,452
                                                                  =========================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)



                                              THREE MONTHS ENDED                  Six MONTHS ENDED
                                                  JUNE 30,                            June 30,
                                            1998              1997             1998              1997
                                           -------------------------------------------------------------
                                                 (Unaudited)                          (Unaudited)
Net sales                                  $178,450          $124,790         $252,438          $188,355
Cost of sales                               136,635            96,631          194,676           146,236
                                           -------------------------------------------------------------
Gross profit                                 41,815            28,159           57,762            42,119

Warehouse expense                             5,832             4,149           10,130             7,378
Selling and administrative expenses          15,174            12,298           27,724            22,714
Goodwill amortization                           255               216              510               426
                                           -------------------------------------------------------------
Operating income                             20,554            11,496           19,398            11,601

Other income (expense):
 Interest expense                            (1,084)           (1,230)          (1,860)           (2,287)
 Amortization expense                          (213)             (176)            (423)             (355)
 Miscellaneous income                           161               221              430               380
                                            -------------------------------------------------------------
                                             (1,136)           (1,185)          (1,853)           (2,262)
                                           -------------------------------------------------------------
Income before income taxes                   19,418            10,311           17,545             9,339
Provision for income taxes                    7,185             3,917            6,492             3,548
Net income                                 $ 12,233          $  6,394         $ 11,053          $  5,791
                                           =============================================================

Net income per share of common stock:
 Basic                                     $   1.05          $    .67         $    .95          $    .61
 Diluted                                   $   1.03          $    .65         $    .93          $    .59
                                           =============================================================

Average shares outstanding:
 Basic                                       11,625             9,529           11,619             9,516
 Diluted                                     11,926             9,782           11,910             9,784
                                           =============================================================


See accompanying notes.

                             SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (In thousands)



                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                           1998            1997
                                                         ------------------------
                                                              (Unaudited)
OPERATING ACTIVITIES
Net income                                               $ 11,053        $  5,791
Adjustments to reconcile net income to net cash
 used in operating activities                             (29,216)        (24,538)
                                                         ------------------------
Net cash used in operating activities                     (18,163)        (18,747)

INVESTING ACTIVITIES
Acquisition of businesses                                 (22,902)              -
Purchase of property and equipment                         (1,225)           (608)
Proceeds from sale of property and equipment                  852              60
                                                         ------------------------
Net cash used in investing activities                     (23,275)           (548)

FINANCING ACTIVITIES
Net borrowings on revolving loan                           23,650          31,500
Payments on long-term debt                                 (2,876)        (12,833)
Issuance of common stock                                       95              87
                                                         ------------------------
Net cash provided by financing activities                  20,869          18,754
                                                         ------------------------

Change in cash and cash equivalents                       (20,569)           (541)
Cash and cash equivalents at beginning of period           22,296           4,621
                                                         ------------------------
Cash and cash equivalents at end of period               $  1,727        $  4,080
                                                         ========================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                $  1,502        $  2,129
                                                         ========================
 Income taxes                                            $    519        $  2,404
                                                         ========================

See accompanying notes.

                             SCP POOL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1998


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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three month or six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.


2.   DESCRIPTION OF BUSINESS

As of June 30, 1998, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 89 service centers in 32 states located throughout the United States from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Bicknell Huston Distributors, Inc. ("BHD"), which distributes swimming pool supplies and related products through its eleven service centers in six northeastern states, for a purchase price of approximately $23 million, which was paid in cash. This acquisition was accounted for using the purchase method of accounting.

                             SCP POOL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--
                                  (CONTINUED)




3.   EARNINGS PER SHARE

On June 29, 1998, the board of directors declared a 3-for-2 stock split of the Company's common stock, which was paid in the form of a stock dividend on July 24, 1998 to the stockholders of record at the close of business on July 13, 1998. Accordingly, all shares and per-share data for all periods presented reflect the effects of this split. The par value for the additional shares issued was transferred from additional paid-in capital to common stock.


4.   RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT

In April 1998 the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, the SOP requires entities upon adoption to write-off as the cumulative effect of a change in accounting principle any previously capitalized start-up or organization costs. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. At June 30, 1998, the Company had unamortized organizational costs of $961,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of South Central Pool Supply, Inc. ("Predecessor"). From its inception in 1980 through the end of 1993, the Predecessor increased its sales through strategic acquisitions, by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown through acquisitions, by opening new service centers and by increasing sales to new and existing customers. From January 1990 to June 1998, the Company expanded from 8 service centers in 6 states to 89 service centers in 32 states, primarily through acquisitions, including most recently the January 1998 acquisition (the "Bicknell Acquisition") of Bicknell Huston Distributors, Inc. ("BHD"). The Company acquired substantially all of the assets and assumed certain liabilities of BHD, a distributor of swimming pool supplies and related products through its eleven service centers in six northeastern states, for a purchase price of approximately $23 million. On August 3, 1998 the Company announced its acquisition of the capital stock of Nor-Cal Engineering, Ltd., a distributor of swimming pool supplies based in Crawley, England, which had 1997 revenues of approximately $8.3 million.

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

                                          THREE MONTHS ENDED              SIX MONTHS ENDED
                                               JUNE 30,                        JUNE 30,
                                         1998            1997            1998            1997
                                         ------------------------------------------------------
Net sales                                100.0%          100.0%          100.0%          100.0%
Cost of sales                             76.6            77.4            77.1            77.6
                                         ------------------------------------------------------
Gross profit                              23.4            22.6            22.9            22.4
Warehouse expense                          3.3             3.3             4.0             3.9
Selling and administrative expenses        8.5             9.9            11.0            12.1
Goodwill amortization                       .1              .2              .2              .2
                                         ------------------------------------------------------
Operating income                          11.5             9.2             7.7             6.2

Other income (expense):
 Interest expense                          (.6)           (1.0)            (.7)           (1.2)
 Amortization expense                      (.1)            (.1)            (.2)            (.2)
 Miscellaneous                              .1              .2              .2              .2
                                         ------------------------------------------------------
Income before income taxes                10.9%            8.3%            7.0%            5.0%
                                         ======================================================

The following discussions compare the results of operations of the Company for the three month and six month periods ended June 30, 1998 and 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

Net sales increased by $53.7 million, or 43.0%, to $178.5 million in the three months ended June 30, 1998 from $124.8 million in the comparable 1997 period. Service centers acquired from BHD (the Northeast) in 1998 contributed $32.0 million, while an increase of approximately 14.3% in sales at service centers open at least 15 months contributed $17.0 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased by $13.6 million, or 48.2%, to $41.8 million in the three months ended June 30, 1998 from $28.2 million in the comparable 1997 period. Gross profit as a percentage of net sales increased 0.8% to 23.4% in the 1998 period from 22.6% in the 1997 period, primarily due to the margins realized at centers acquired from BHD which approximated 25.0% for the three months ended June 30, 1998.

Operating expenses increased by $4.5 million, or 26.9%, to $21.2 million in the three months ended June 30, 1998 from $16.7 million in the comparable 1997 period. This increase is reflective of an additional $3.5 million of operating expenses incurred at service centers acquired from BHD. The remaining increase is reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales decreased to 11.9% in the 1998 period compared to 13.4% in the 1997 period. Operating expenses in 1997 were higher than historical average because of unseasonably cooler temperatures and continuing wet and rainy weather in much of the United States.

Interest and other expenses remained relatively constant at $1.1 million in the three months ended June 30, 1998 compared to $1.2 million in the 1997 period.

Six Months Ended June 30, 1998 compared to Six Months Ended June 30, 1997.

Net sales increased by $64.0 million, or 34.0%, to $252.4 million in the six months ended June 30, 1998 from $188.4 million in the comparable 1997 period. Service centers acquired from BHD contributed $37.7 million, while an increase of approximately 10.4% in sales at service centers open at least 15 months contributed $18.9 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Gross profit increased by $15.7 million, or 37.3% to $57.8 million in the six months ended June 30, 1998 from $42.1 million in the comparable 1997 period. Gross profit as a percentage of net sales increased 0.5% to 22.9% in the 1998 period compared to 22.4% in the 1997 period primarily due to the higher margins realized in the Florida region offset by the effects of low first quarter margins in the Northeast. The Florida region approximated 20.0% for the six months ended June 30, 1998 which is a 2.0% increase from June 30, 1997 while the Northeast region approximated 18.0% for the three months ended March 31, 1998 and 25.0% for the three months ended June 30, 1998.

Operating expenses increased by $7.9 million, or 25.9%, to $38.4 million in the six months ended June 30, 1998 from $30.5 million in the comparable 1997 period. This increase is reflective of an additional $6.1 million of operating expenses incurred at service centers acquired from BHD. The remaining increase is reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales decreased to 15.2% in the 1998 period compared to 16.2% in the 1997 period. Operating expenses in 1997 were higher than historical average because of unseasonably cooler temperatures and continuing wet and rainy weather in much of the United States.

Interest and other expenses decreased $0.4 million to $1.9 million in the six months ended June 30, 1998 from $2.3 million in the comparable 1997 period. The decrease was primarily attributable to the decline in interest expense reflective of both the lower level of debt carried during the six months ended June 30, 1998 and the more favorable interest rate on the company's senior bank credit facility (the Senior Loan Facility).

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

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions, if any. The Company attempts to open its new stores at the end of the third quarter or the beginning of the fourth quarter to take advantage of preseason sales programs and the peak season.

The following table sets forth certain unaudited quarterly data for 1997 and the first two quarters for 1998 which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

                                                         1997                                 1998
                                      -------------------------------------------     --------------------
                                        1ST         2ND          3RD        4TH         1ST          2ND
                                      QUARTER     QUARTER      QUARTER    QUARTER     QUARTER      QUARTER
                                      -------     -------      -------    -------     -------      -------
                                                 (Dollars in thousands)              (Dollars in thousands)
Net sales                             $63,565     $124,790     $98,492    $48,175      $73,988      $178,450
Gross profit                           13,960       28,159      21,460      9,798       15,947        41,815
Operating income (loss)                   104       11,496       6,847     (2,726)      (1,156)       20,554
Net sales as a percentage of
 annual net sales                          19%          37%         29%        15 %        N/A           N/A

Gross profit as a percentage of
 annual gross profit                       19%          38%         29%        13 %        N/A           N/A

Operating income as a percentage
 of annual operating income                 1%          73%         44%       (18)%        N/A           N/A



LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically have been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of June 30, 1998, the Company had approximately $24.4 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the six months ended June 30, 1998, the Company used $18.1 million of cash to fund operating activities primarily as a result of the normal seasonal increase as discussed above. See "Seasonality and Quarterly Fluctuations."

During the six months ended June 30, 1998, the Company borrowed $23.7 million to meet seasonal working capital requirements and made scheduled principal payments of $2.0 million required under its Senior Loan Facility. Additionally, during the six months ended June 30, 1998, the Company paid $0.9 million of scheduled principal payments to the seller of an acquired business.

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

Substantially all of the assets of the Company (other than inventory which secures the Company's obligations to the seller of an acquired business), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of June 30, 1998, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

In December 1997, the Company completed a public offering of 2,025,000 shares of Common Stock at a public offering price of $11.16 per share, (after taking into account a 3-for-2 stock split that occurred on July 13, 1998), resulting in net proceeds to the Company of approximately $22.6 million. These proceeds were used to finance the BHD Acquisition in January 1998. Prior to the BHD Acquisition, the Company's acquisitions have been financed primarily by borrowings under the Senior Loan Facility and seller notes. To finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

On August 3, 1998, the Company announced its acquisition of the capital stock of Nor-Cal Engineering, Ltd., a distributor of swimming pool supplies based in Crawley, England. The acquisition was financed by an additional borrowing on the Revolver.

YEAR 2000 ISSUE

The Company continues to assess and review its computer systems devices, software applications and equipment (collectively, "Computer Systems") to identify those areas that could be affected by Year 2000 noncompliance. In 1997, because of its significant growth, the Company upgraded its Computer Systems associated with substantially all of its accounting and information systems. The cost of such upgrade was $1.5 million. Based on its continuing review, management believes, and has received confirmation from the Vendors of its Computer Systems, that the Company's Computer Systems will function properly when handling date-related data in the Year 2000 and thereafter. However, there can be no such assurances, and failure of the Company's Computer Systems to function properly could have a material adverse effect on the Company's business, operations or financial condition. The Company is currently assessing aspects of its business and operations other than its Computer Systems to identify those areas that could be affected by Year 2000 noncompliance, including, telephones, office equipment, and alarm systems. The cost of Year 2000 compliance requirements with respect to such matters is not known at this time.

The Company is communicating with suppliers, service providers, and large

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


YEAR 2000 ISSUE (CONTINUED)

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

Part II.  Other Information

     Item 1.  Legal Proceedings

              The Company currently is not involved in any legal proceedings in which it is believed to have a material effect on the Company.

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

                                                SCP POOL CORPORATION
                                                --------------------



DATE: August 13, 1998            BY: /s/ CRAIG K. HUBBARD
                                    -------------------------------------------
                                    Craig K. Hubbard, Chief Financial Officer,
                                    Treasurer and Secretary and duly authorized
                                    signatory on behalf of the Registrant