Form 10-Q
period 1998-09-30
SCP POOL CORP
filed 1998-11-16
CIK 945841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ________ TO ________.


                          COMMISSION FILE NO.: 0-26640
                                               -------


                             SCP POOL CORPORATION
      -------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


               DELAWARE                                 36-3943363
      ---------------------------                ------------------------
    (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)                 Identification No.)


   109 Northpark Boulevard, Covington, Louisiana            70433-5001
--------------------------------------------------       ---------------
      (Address of principal executive offices)              (Zip Code)


                                 504-892-5521
      -------------------------------------------------------------------
             (Registrant's telephone number, including area code)


     --------------------------------------------------------------------
   (former name, former address and former fiscal year, if changed since last report)

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

At November 16, 1998, there were 11,639,434 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                              SCP POOL CORPORATION

                               TABLE OF CONTENTS


Part I.  Financial Information                                            Page

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -- September 30, 1998
                   (Unaudited) and December 31, 1997..................       1

                  Consolidated Statements of Operations (Unaudited) --
                   Three Months Ended September 30, 1998 and 1997 and
                   Nine Months Ended September 30, 1998 and 1997......       2

                  Consolidated Statements of Cash Flows (Unaudited) --
                   Nine Months Ended September 30, 1998 and 1997......       3

                  Notes to Consolidated Financial Statements
                   (Unaudited) -- September 30, 1998..................       4

         Item 2.  Management's Discussion and Analysis of Financial
                   Condition and Results of Operations................       6

Part II. Other Information

         Items 1.- 6..................................................      16

                              SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)



                                                             SEPTEMBER 30,     DECEMBER 31,
                                                                 1998              1997
                                                         ----------------------------------
                                                              (Unaudited)         (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                        $  5,464         $ 22,296
 Receivables                                                        53,148           24,775
 Inventory, primarily goods purchased for resale                    63,562           48,261
 Prepaid expenses                                                      981              562
 Deferred income taxes                                               2,063              580
                                                         ----------------------------------
  Total current assets                                             125,218           96,474
Property and equipment, net                                          5,563            4,792
Goodwill, net                                                       44,150           32,614
Other assets, net                                                    2,443            2,572
                                                         ----------------------------------
 Total assets                                                     $177,374         $136,452
                                                         ==================================


LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                 $ 25,650         $ 20,266
 Accrued and other current liabilities                              16,751            6,078
 Current portion of long-term debt                                   4,750            6,743
                                                         ----------------------------------
  Total current liabilities                                         47,151           33,087
Deferred income taxes                                                3,806            3,584
Long-term debt, less current portion                                42,746           33,146

Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares                       ---              ---
  authorized
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 11,630,434 and 11,610,071 shares issued
  and outstanding in 1998 and 1997, respectively                        12               12
 Additional paid-in capital                                         52,471           52,348
 Retained earnings                                                  31,188           14,275
                                                         ----------------------------------
  Total stockholders' equity                                        83,671           66,635
                                                         ----------------------------------
    Total liabilities and stockholders' equity                    $177,374         $136,452
                                                         ==================================

Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)


                                                    THREE MONTHS ENDED                NINE MONTHS ENDED
                                                       SEPTEMBER 30,                    SEPTEMBER 30,
                                                  1998              1997            1998            1997
                                                ----------       ----------       ---------       ---------
                                                       (Unaudited)                      (Unaudited)
Net sales                                          $133,883         $98,492        $386,321        $286,847
Cost of sales                                       103,832          77,032         298,508         223,268
                                                -----------------------------------------------------------
Gross profit                                         30,051          21,460          87,813          63,579

Warehouse expense                                     5,681           3,689          15,811          11,067
Selling and administrative expenses                  14,074          10,702          41,798          33,416
Goodwill amortization                                   279             222             789             648
                                                -----------------------------------------------------------
Operating income                                     10,017           6,847          29,415          18,448

Other income (expense):
 Interest expense                                    (1,012)         (1,318)         (2,872)         (3,605)
 Amortization expense                                  (212)           (179)           (635)           (534)
 Miscellaneous income                                   339             249             769             629
                                                -----------------------------------------------------------
                                                       (885)         (1,248)         (2,738)         (3,510)
                                                -----------------------------------------------------------
Income before income taxes                            9,132           5,599          26,677          14,938
Provision for income taxes                            3,312           2,128           9,804           5,676
                                                -----------------------------------------------------------
Net income                                         $  5,820         $ 3,471        $ 16,873        $  9,262
                                                ===========================================================

Net income per share of common stock:
 Basic                                                 $.50            $.36           $1.45            $.96
                                                ===========================================================
 Diluted                                               $.49            $.35           $1.42            $.94
                                                ===========================================================

Average shares outstanding:
 Basic                                               11,630           9,581          11,622           9,628
                                                ===========================================================
 Diluted                                             11,911           9,812          11,912           9,883
                                                ===========================================================

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)


                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           1998            1997
                                                         ---------       --------
                                                                (Unaudited)
OPERATING ACTIVITIES
Net income                                                $ 16,873        $  9,262
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities                (11,201)        (10,978)
                                                          ------------------------
Net cash provided by (used in) operating activities          5,672          (1,716)

INVESTING ACTIVITIES
Acquisition of businesses                                  (29,595)              -
Purchase of property and equipment                          (1,476)           (732)
Proceeds from sale of property and equipment                   862              72
                                                          ------------------------
Net cash used in investing activities                      (30,209)           (660)

FINANCING ACTIVITIES
Net borrowings on revolving loan                            13,350          13,500
Payments on long-term debt                                  (5,743)        (13,909)
Issuance of common stock                                        98              92
                                                          ------------------------
Net cash provided by (used in) financing activities          7,705            (317)
                                                          ------------------------
Change in cash and cash equivalents                        (16,832)         (2,693)
Cash and cash equivalents at beginning of period            22,296           4,621
                                                          ------------------------
Cash and cash equivalents at end of period                $  5,464        $  1,928
                                                          ========================
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
 Interest                                                 $  2,779        $  3,450
                                                          ========================
 Income taxes                                             $  3,926        $  4,027
                                                          ========================

See accompanying notes.

                              SCP POOL CORPORATION

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)--

                               SEPTEMBER 30, 1998


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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three month or nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements for the year ended December 31, 1997 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of September 30, 1998, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company) maintain 89 service centers in 32 states located throughout the United States and one service center in England from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Bicknell Huston Distributors, Inc. ("BHD"), which distributed swimming pool supplies and related products through its eleven service centers in six northeastern states, for a purchase price of approximately $23 million, which was paid in cash. This acquisition was accounted for using the purchase method of accounting.

In August 1998, the Company acquired for cash the capital stock of Nor-Cal Ltd., which distributes swimming pool supplies through its service center in Crawley, England. This acquisition was accounted for using the purchase method of accounting.

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

4.  RECENTLY ISSUED AUTHORITATIVE PRONOUNCEMENT

In April 1998 the AICPA's Accounting Standards Executive Committee issued SOP 98-5, Reporting on the Costs of Start-Up Activities. SOP 98-5 requires entities to charge to expense start-up costs, including organizational costs, as incurred. In addition, the SOP requires entities, upon adoption, to write-off as the cumulative effect of a change in accounting principles, any previously capitalized start-up or organization costs. The SOP is effective for most entities for fiscal years beginning after December 15, 1998. At September 30, 1998, the company had unamortized organizational costs of approximately $900,000.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of South Central Pool Supply, Inc. ("Predecessor"). From its inception in 1980 through the end of 1993, the Predecessor increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993 (the "SCP Acquisition"), the Company has grown through acquisitions, by opening new service centers and by increasing sales to new and existing customers. From January 1990 to September 1998, the Company expanded from 8 service centers in 6 states to 90 service centers in 32 states throughout the United States and in England, primarily through acquisitions. In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Bicknell Huston Distributors ("BHD"), a distributor of swimming pool supplies and related products through its eleven service centers in six northeastern states, for a purchase price of approximately $23 million (the "Bicknell Acquisition"). In August 1998, the Company acquired the capital stock of Nor-Cal Ltd., which distributes swimming pool supplies in England through its service center in Crawley, England.

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

                                                      THREE MONTHS                     NINE MONTHS
                                                    ENDED SEPTEMBER 30,             ENDED SEPTEMBER 30,
                                                   1998            1997            1998            1997
                                                ---------------------------------------------------------
Net sales                                           100.0%          100.0%          100.0%          100.0%
Cost of sales                                        77.6            78.2            77.3            77.8
                                                ---------------------------------------------------------
Gross profit                                         22.4            21.8            22.7            22.2
Warehouse expense                                     4.2             3.7             4.1             3.9
Selling and administrative expenses                  10.5            10.9            10.8            11.7
Goodwill amortization                                  .2              .2              .2              .2
                                                ---------------------------------------------------------
Operating income                                      7.5             7.0             7.6             6.4

Other income (expense):
 Interest expense                                     (.8)           (1.3)            (.7)           (1.2)
 Amortization expense                                 (.2)            (.2)            (.2)            (.2)
 Miscellaneous                                         .3              .2              .2              .2
                                                ---------------------------------------------------------
Income before income taxes                            6.8             5.7             6.9             5.2
Income taxes                                          2.5             2.2             2.5             2.0
                                                ---------------------------------------------------------
Net income                                            4.3%            3.5%            4.4%            3.2%
                                                =========================================================

The following discussions compare the results of operations of the Company for the three month and nine month periods ended September 30, 1998 and 1997.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Three Months Ended September 30, 1998 Compared to Three Months Ended September
 30, 1997

Net sales increased by $35.4 million, or 35.9%, to $133.9 million for the three months ended September 30, 1998 from $98.5 million in the comparable 1997 period. Service centers acquired in the BHD acquisition in January 1998 contributed $19.3 million, while an increase of approximately 13.2% in net sales at service centers open at least 15 months contributed $12.8 million to the increase. The balance of the increase was attributable to sales at service centers opened or acquired within the last 15 months (other than BHD).

Gross profit increased by $8.6 million, or 40.0%, to $30.1 million for the three months ended September 30, 1998 from $21.5 million in the comparable 1997 period. Gross profit as a percentage of net sales increased 0.6% to 22.4% in the 1998 period from 21.8% in the 1997 period, due primarily to margins which approximated 24.0% for the three months ended September 30, 1998 at service centers acquired in the BHD acquisition and also due to improved margins in California and Florida compared to the same period in the previous year.

Operating expenses increased by $5.4 million, or 37.1%, to $20.0 million for the three months ended September 30, 1998 from $14.6 million in the comparable 1997 period. $3.2 million of this increase is due to operating expenses incurred at service centers acquired in the BHD acquisition. The remaining increase is due to additional salaries, occupancy expense and other costs associated with new and acquired service centers (other than BHD) and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales remained relatively constant at 14.9% in the 1998 period compared to 14.8% the 1997 period.

Interest and other expenses decreased $0.3 million to $0.9 million for the three months ended September 30, 1998 from $1.2 million in the comparable 1997 period. The decrease was primarily attributable to lower interest expense resulting from lower average outstanding debt levels between periods and a more favorable interest rate under the Third Amended and Restated Credit Agreement, dated as of December 31, 1997, as amended from time to time, by and among South Central Pool Supply, Inc., Lasalle National Bank, as agent, and various lenders from time to time party thereto (the "Senior Loan Facility").

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

Income taxes increased $1.2 million or 57.1% to $3.3 million for the three months ended September 30, 1998 from $2.1 million for the three months ended September 30, 1997. As a result of certain changes in Company organization, the Company's effective income tax rate decreased to 36.0% for the three months ended September 30, 1998 compared to 38.0% for the three months ended September 30, 1997.

Nine Months Ended September 30, 1998 Compared to Nine Months Ended September 30, 1997

Net sales increased by $99.5 million, or 34.7%, to $386.3 million for the nine months ended September 30, 1998 from $286.8 million in the comparable 1997 period. Service centers acquired in the BHD acquisition contributed $56.9 million, while an increase of approximately 11.4% in net sales at service centers open at least 15 months contributed $31.7 million to the increase. The balance of the increase was attributable to sales at service centers opened or acquired within the last 15 months (other than BHD).

Gross profit increased by $24.2 million, or 38.1%, to $87.8 million for the nine months ended September 30, 1998 from $63.6 million in the comparable 1997 period. Gross profit as a percentage of net sales increased 0.5% to 22.7% for the 1998 period compared to 22.2% in the 1997 period. This increase was due primarily to margins realized at service centers acquired in the BHD acquisition, which approximated 24.0% for the nine months ended September 30, 1998, and to a lesser extent, improvements in margins in California and Florida compared to the previous year.

Operating expenses increased by $13.3 million, or 29.5%, to $58.4 million for the nine months ended September 30, 1998 from $45.1 million in the comparable 1997 period. $9.3 million of this is due to operating expenses incurred at service centers acquired in the BHD acquisition. The remaining increase is due to additional salaries, occupancy expense and other costs associated with new and acquired service centers (other than BHD) and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales decreased to 15.1% in the 1998 period compared to 15.8% in the 1997 period. Operating expenses in 1997 were higher than historical averages because of unseasonably cooler temperatures and wet and rainy weather in much of the United States.

Interest and other expenses decreased $0.8 million to $2.7 million for the nine months ended September 30, 1998 from $3.5 million in the comparable 1997 period. The decrease was primarily attributable to lower interest expense resulting from lower average

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



RESULTS OF OPERATIONS (CONTINUED)

outstanding debt levels between periods and a more favorable interest rate on the Senior Loan Facility.

Income taxes increased $4.1 million or 71.9% to $9.8 million for the three months ended September 30, 1998 from $5.7 million for the three months ended September 30, 1997. As a result of certain state tax planning strategies, the Company's effective income tax rate decreased to 37.0% for the nine months ended September 30, 1998 compared to 38.0% for the nine months ended September 30, 1997.

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

The following table sets forth certain unaudited quarterly data for 1997 and the first three quarters for 1998 which, in the opinion of management, reflect all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                      1997                                      1998
                                 ----------------------------------------------  ----------------------------------
                                    1ST         2ND          3RD         4TH         1ST         2ND         3RD
                                  QUARTER     QUARTER      QUARTER     QUARTER     QUARTER     QUARTER     QUARTER
                                 --------     --------     -------     --------    -------     -------    ---------
                                                               (Dollars in thousands)

Net sales                         $63,565     $124,790     $98,492     $48,175     $73,988     $178,450    $133,883
Gross profit                       13,960       28,159      21,460       9,798      15,947       41,815      30,051
Operating income (loss)               104       11,496       6,847      (2,726)     (1,156)      20,554      10,017
Net sales as a percentage of
 annual net sales                      19%          37%         29%         15%        N/A          N/A         N/A
Gross profit as a percentage
 of annual gross profit                19%          38%         29%         13%        N/A          N/A         N/A
Operating income as a
 percentage of annual
 operating income                       1%          73%         44%        (18)%       N/A          N/A         N/A



                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of September 30, 1998, the Company had approximately $30.0 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the nine months ended September 30, 1998, $5.7 million of cash was provided from operating activities primarily as a result of the timing of certain payments related to taxes and bonuses, offset by the normal seasonal increase in net working capital as discussed above. See "Seasonality and Quarterly Fluctuations."

During the nine months ended September 30, 1998, the Company borrowed $13.4 million to meet seasonal working capital requirements and made scheduled principal payments of $3.0 million required under its Senior Loan Facility. Additionally, during the nine months ended September 30, 1998, the Company paid $2.7 million of scheduled principal payments to sellers of acquired businesses.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent bank's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or
(ii) LIBOR plus a margin ranging from 0.75% to 2.00%, in each case depending on the Company's leverage ratio.

Substantially all of the assets of the Company (other than certain inventory which secures the Company's obligations to the seller of an acquired business), including the capital stock of South Central Pool Supply, Inc., the Company's wholly owned subsidiary, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of September 30, 1998, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

In December 1997, the Company completed a public offering of 2,025,000 shares of Common Stock at a public offering price of $12.00 per share (after taking into account a

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

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

In August 1998, the Company acquired the capital stock of Nor-Cal Engineering, Ltd., a distributor of swimming pool supplies based in Crawley, England.

On October 28, 1998, the Company announced that its Board of Directors had authorized the use of up to $10 million to repurchase shares of the Company's common stock during the year following the announcement. Stock that is repurchased will be reserved for later reissue in connection with acquisitions, employee benefit plans and other general corporate purposes. The repurchase transactions may be made from time to time in the open market or directly from stockholders at prevailing market prices that the Company deems appropriate. The Company expects to fund any repurchases from its operating cash flow and/or borrowings under its Senior Loan Facility.

YEAR 2000 ISSUE

The Company utilizes and relies upon computer technology in many facets of its operations, including its inventory and ordering information systems, the internal and external reporting of financial and operating information and other systems and equipment, such as telephones and security systems. The Company is currently continuing the process it initiated in 1997 of identifying and remediating computer systems or other equipment which will not be Year 2000 compliant when handling date-related data beyond the twentieth century.

State of Readiness - The Company's core accounting and information systems are based on consecutively numbered days, and not the "month-date-year" format which is more vulnerable to Year 2000 problems. The Company's hardware and software system vendors have assured the Company that its systems are able to correctly function beyond 1999 when handling date-related data. To verify the assurances of third-party hardware and software vendors regarding Year 2000 issues, the Company is developing a hardware and software testing program. The testing is scheduled to occur during the fourth quarter of 1998 and the first quarter of 1999, and the Company intends to begin any necessary remediation immediately following the completion of the testing program. The Company is in the process of collecting information from each of its service centers regarding all other devices, such as personal computers, telephones, security systems, and office and warehouse equipment which may have "embedded" microprocessors utilizing date information. The assessment, testing and any necessary remediation of such equipment is expected to be complete by June 1999. If the assessment, testing and remediation steps described above are not accomplished in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

The Company is communicating with its major suppliers and service providers and certain large customers regarding their compliance with Year 2000 requirements. The Company has sent out questionnaires to certain suppliers and service providers to identify potential problems and assess the compliance efforts undertaken by these parties. The Company has not yet received responses from all such parties. There can be no guarantee that the systems of third parties will be made compliant in a timely manner and would not have an adverse effect on the Company.

Costs to address the Year 2000 issue - In 1997, the Company upgraded the hardware and software of its core accounting and information systems for a total cost of $1.5 million. The Company believes this cost was, for the most part, not directly related to Year 2000 issues, but rather, the new systems were needed in the normal course due to the growth the Company has experienced. Because it is still in the assessment phase, the Company does not yet have an estimate on its Year 2000 assessment, testing and remediation costs for all systems and equipment, but based on current information the Company believes that such costs are not likely to have a material adverse effect on the Company's business, financial condition or operating results. Management anticipates funding the costs to address the Year 2000 issue with cash generated from operations and from borrowing capacity under the Senior Loan Facility.

Risks presented by the Year 2000 issue - There may be unanticipated delays in completing the Company's planned Year 2000 assessment and remediation and, as the process of inventorying the systems proceeds, the Company may identify additional systems that present a Year 2000 risk. In addition, if any third parties who provide goods or services essential to the Company's business activities fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition, or operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's transactions could have a material adverse effect on the Company's business, financial condition or operating results.

Contingency plans - The Company's Year 2000 initiative includes the development of contingency plans to address failures of significant portions of the Company's systems or failures by third parties who provide goods or services essential to the Company's business to address their Year 2000 issues. The Company expects to conclude the development of these contingency plans by the end of the second quarter of 1999.

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

               (a)Exhibits

               27.1  Financial Data Schedule

               Reports on Form 8-K

               None

                                   SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                SCP POOL CORPORATION
                                --------------------


DATE: 11/13/98                  BY: /s/ Craig K. Hubbard
     ---------------------         ---------------------------
                                   Craig K. Hubbard, Chief Financial Officer,
                                   Treasurer and Secretary and duly authorized
                                   signatory on behalf of the Registrant