Form 10-K
period 1998-12-31
SCP POOL CORP
filed 1999-03-31
CIK 945841

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

     [X]         Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 1998

     [_]   Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  for the transition period from          to

                        Commission file number 0-26640

                             SCP POOL CORPORATION
            (Exact name of registrant as specified in its charter)

                  Delaware                                                   36-3943363
(State or other jurisdiction of incorporation or organization)    (I.R.S. Employer Identification No.)

   109 Northpark Boulevard, Covington, LA                                    70433-5001
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

                          Yes    X            No
                              --------           -------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the registrant as of March 19, 1999 was approximately $141,933,675.

     As of March 19, 1999 the Registrant had 11,489,031 shares of Common Stock outstanding.

                      Documents Incorporated by Reference

     Portions of the Registrant's Proxy Statement to be mailed to stockholders on or about April 12, 1999 for the Annual Meeting to be held on May 12, 1999, are incorporated by reference in Part III.

================================================================================

                                     PART I
                                     ------

Item 1.        Business.
-------        ---------

General

     SCP Pool Corporation (together with its wholly-owned subsidiaries, the "Company") distributes swimming pool supplies and related products to swimming pool remodelers and builders, independent retail stores and swimming pool repair and service companies. The Company distributes more than 34,000 national brand and private label products to approximately 26,000 customers. These products include both non-discretionary pool maintenance products, such as chemicals and replacement parts, packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials), and pool equipment, such as cleaners, filters, heaters, pumps and lights.

     The Company is a successor to a business founded in 1980 by the Company's former President and Chief Executive Officer, Frank J. St. Romain. The Company and its wholly owned subsidiary, South Central Pool Supply, Inc. ("SCP Supply"), were organized by Code, Hennessy & Simmons Limited Partnership ("CHS") and members of the management of the Predecessor (as defined below) for the purpose of acquiring substantially all of the assets and business of Lake Villa Corporation (formerly known as South Central Pool Supply, Inc.), a Louisiana corporation (the "Predecessor"). CHS had no relationship with the Predecessor prior to such acquisition. On December 31, 1993, SCP Supply acquired substantially all of the assets and business of the Predecessor in a leveraged buyout.

     During 1998, the Company added 11 service centers in the northeastern United States through an acquisition, one service center in California following an inventory acquisition, and one service center in the United Kingdom through a third acquisition. In 1998 the Company also opened five new service centers and closed two service centers. As of December 31, 1998, the Company operated 89 service centers in 32 states and one service center in the United Kingdom. During January 1999, the Company added 20 service centers located primarily in the Midwestern United States through an acquisition (of which 13 are to be consolidated into existing service centers) and one service center in the United Kingdom through another acquisition. During the first fiscal quarter of 1999, the Company also opened four new service centers. The Company currently operates 100 service centers in 34 states and two service centers in the United Kingdom.

     The Company's net sales have grown from approximately $32.1 million in 1990 to $457.6 million in 1998. Operating income has increased from $2.1 million in 1990 to $25.4 million in 1998. The Company expects to continue its growth strategy by opening service centers in new locations, increasing sales at existing service centers and making strategic acquisitions.

The Acquisitions

     In January 1994, the Company substantially increased its operations by acquiring certain assets of Aqua Fab Industries, Inc., including eight service centers (three of which the Company subsequently closed and consolidated into existing service centers) in the midwest and southeast regions of the United States.

     In February 1995, the Company acquired all of the outstanding capital stock of Orcal Pool Supplies, Inc., thereby adding nine service centers. In March 1995, the Company acquired certain assets of Aqua Chemical Sales and Delivery, Inc., primarily inventory and a service center in Illinois. In October 1995, the Company acquired certain assets, primarily inventory and one service center in each of Oregon and Washington, of Crest Distribution, a division of Aman Enterprises, Inc. In November 1995, the Company acquired the capital stock of Steven Portnoff Corporation, which operated a service center in Scottsdale, Arizona, and in December 1995, the Company acquired certain assets, primarily inventory and a service center in Las Vegas, Nevada, of Pool Mart of Nevada, Inc., an affiliate of Steven Portnoff Corporation.

     In September 1996, the Company acquired certain assets (primarily inventory, property and equipment) of The B-L Network, Inc. ("BLN"), a wholesaler of swimming pool supplies with 39 service centers in 12 states (the "BLN Acquisition"), for an aggregate purchase price of approximately $34.5 million. The Company subsequently consolidated 15 of the BLN service centers into existing service centers. The purchase price for the BLN Acquisition was financed primarily through the issuance of promissory notes payable to BLN which have since been repaid. In connection with the BLN Acquisition, the Company sold the chemical manufacturing and repackaging assets of Alliance Packaging, Inc ("Alliance Packaging"), a subsidiary of SCP Supply, to Bio-Lab, Inc. ("Bio-Lab"), the parent of BLN and a subsidiary of Great Lakes Chemical Corporation, for approximately $5.4 million (the "Alliance Sale"). In addition, the Company and Bio-Lab entered into two five-year supply agreements pursuant to which Bio-Lab agreed to supply the Company with certain chemical products previously supplied to it by Alliance Packaging and with certain chemical products previously supplied to BLN by Bio-Lab (the "Bio-Lab Supply Agreements").

     In January 1998, the Company acquired certain assets of Bicknell Huston Distributors, Inc. ("Bicknell"), a wholesaler of swimming pool supplies with 11 service center locations in six northeastern states (the "Bicknell Acquisition"), for an aggregate purchase price of approximately $21 million, subject to certain adjustments. The purchase price for the Bicknell Acquisition was financed through the offering to the public of 2,025,000 shares of the Company's Common Stock in December 1997 (the "1997 Public Offering"). In connection with the Bicknell Acquisition, the Company entered into a long-term supply agreement (the "Pacific Supply Agreement") with Pacific Industries, Inc., a subsidiary of Cookson Group plc and the sole stockholder of Bicknell ("Pacific"). Under the terms of the Pacific Supply Agreement, Pacific will supply the Company with polymer panels, braces, steps, liners and other products used in the construction of in-ground vinyl pools. The Pacific Supply Agreement has a term of eight years and is subject to renewal options. Mr. DeMichele, who, prior to his death in December 1998, was a director of the Company, was also a director of Pacific and held certain executive positions with affiliates of Pacific. See "Certain Relationships and Related Transactions."

     In February 1998, the Company aquired certain inventory of Valve Engineering Acquisition Co., a distributor of swimming pool supplies in Glendale, California.

     In August 1998, the Company acquired the capital stock of Nor-Cal Limited, which distributes swimming pool supplies through its service center in Crawley, England (the "Nor-Cal Acquisition") and in January 1999, the Company acquired the capital stock of Pratts Plastics Limited, which distributes swimming pool supplies through its service center in Essex, England under the trade name "The Swimming Pool Warehouse."

     In January 1999, the Company acquired certain assets of Benson Pump Company, a wholesaler of swimming pool supplies with 20 service center locations in 16 states (the "Benson Acquisition"). The Company is in the process of consolidating 13 of these service center locations into the Company's existing service center locations. The aggregate purchase price for the Benson Acquisition was approximately $21 million, subject to certain adjustments.

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

     The pool supply distribution industry is fragmented, with the majority of sales spread among over 170 companies. The five largest distributors operate on a national or regional basis, while the remaining distributors tend to be family-owned operations with one to three distribution sites, typically serving a highly localized customer base with a limited geographic focus.

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

Growth Strategy

     The Company intends to continue to make strategic acquisitions to further penetrate existing markets and to expand into new geographic markets. The Company continuously seeks out appropriate acquisition candidates and is frequently engaged in discussions regarding potential acquisitions. The Company completed one acquisition in 1994, five acquisitions in 1995, one acquisition in 1996, three acquisitions in 1998 and two acquisitions in January 1999.

     The Company intends to open service centers in geographic areas which are not currently served by, or are underserved by, the Company. The Company has opened nineteen new service centers during the last five years. Each new service center requires approximately $75,000 of capital expenditures for leasehold improvements and office and warehouse equipment and a minimum of $250,000 of inventory. The Company also intends to open satellite service centers that are smaller than the Company's typical service center, stock fewer inventory items and have fewer employees and a lower cost structure, yet have access to the Company's full inventory through its information systems.

     The Company intends to capitalize on opportunities to expand sales at its existing service centers. Comparable service center sales increased 15%, 16%, 19%, 11% and 14% in 1994, 1995, 1996, 1997 and 1998, respectively. The Company believes that it can increase its market share by expanding its private label marketing programs for chemicals and in-ground vinyl pools with swimming pool remodelers and builders and repair and service companies and by further developing its joint marketing programs with its customers. The Company also plans to increase the breadth of its replacement parts product offering and periodically to add to its outside sales force.

Products

     The Company offers more than 34,000 national brand and private label products to approximately 26,000 customers. These products include both non-discretionary pool maintenance products, such as chemicals and replacement parts, packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials), and pool equipment, such as cleaners, filters, heaters, pumps and lights. The Company supplies a substantial majority of the national brand products offered by swimming pool equipment manufacturers. Sales of national brands accounted for a majority of the Company's net sales in 1998. Management believes that national brands are attractive to many of the Company's customers who seek consistent product quality throughout their operations, particularly for heaters, pumps, filters and cleaners. The Company believes it has good relationships with all of its major suppliers of national brands, many of which provide important sales and marketing support to the Company.

     Approximately one-third of the Company's chemical products, which include chlorine, algicides, water clarifiers and Ph adjusters, are sold under the Company's private brands. These brands include Regal/R/, and EZ-Clor/R/, which are sold to retail and professional customers, pool remodelers and builders, and pool service and repair companies. Most of these chemical products are converted from bulk to retail form by Bio-Lab and sold to the Company under the Bio-Lab

Supply Agreements. See "--Purchasing and Suppliers." The Company sells packaged in-ground vinyl pools (which consist of prefabricated in-ground pool structures with a vinyl liner) under the Company's Weatherking(R), Heldor(R), Signature Pools/TM/, Regatta Pools/TM/ and Prestige/TM/ brands. The Company also sells a private label line of above-ground pool kits under the name Dream Line/TM/ and pool covers under the Cool Covers/TM/ brand name.

Marketing

     The Company's principal marketing activities are conducted by a dedicated sales force of 84 employees and by its service center managers. The Company's dedicated sales force has responsibility for developing and maintaining customer relationships. These salespersons and service center managers make calls on customers, distribute the Company's product catalog and parts manual and provide promotional literature in the display areas of the service center. The Company's commission program is designed to reward account profitability and promote sales growth. Under the Company's incentive program, salespersons may earn bonuses of up to 50% of their annual salaries, based on attainment of certain sales and profitability targets.

Customers

     The Company sells its products to approximately 26,000 customers, primarily swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies. No customer accounted for more than 1% of the Company's sales during 1998. The Company estimates that in 1998, sales to swimming pool remodelers and builders accounted for approximately 40% of its sales, while sales to retail pool stores accounted for approximately 30% of sales, and sales to repair and service companies accounted for the remainder. Swimming pool remodelers and builders purchase products to refurbish, retrofit or overhaul existing pools and to build new pools. Customers that operate retail pool stores tend to have a single outlet and typically purchase a relatively broad range of products from the Company, including chemicals, maintenance supplies, repair parts and other related products. Repair and service companies tend to provide on-site repair and cleaning services for residential pools. These customers tend to be very small and typically purchase chemical products, maintenance supplies and repair parts. A substantial portion of the Company's sales are derived from "delivery" business, in which local deliveries of products are made directly to customer locations. The Company also offers "walk-in" service in all of the markets it serves.

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

     The Company regularly evaluates supplier relationships and considers alternate sourcing as appropriate to assure competitive costs and quality standards. The Company's largest non-affiliated suppliers are Pac-Fab, Inc. (a subsidiary of Essex Corporation), Hayward Pool Products, Inc. and Bio-Lab, and these suppliers provided approximately 15%, 13% and 8%, respectively, of the Company's material purchases in 1998. In 1998, Pacific supplied approximately 4% of the Company's purchases, and Pacific is expected to supply a similar percentage of the Company's purchases in 1999. See "Certain Relationships and Related Transactions." The Company currently has long-term contracts with Bio-Lab and Pacific, but does not have contracts with Pac-Fab, Inc. or Hayward Pool Products, Inc. The Company believes that it has good relationships with all of its suppliers.

     Decisions relating to pricing, suppliers and product selection are decentralized at the Company's service centers, with significant input from the Company's headquarters. Decisions relating to purchases and inventory management are made independently by each of the Company's service center managers using the data provided by the Company's information systems.

Competition

     The Company faces intense competition from many regional and local distributors in its markets, from several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, from mass market retailers and large pool supply retailers. The Company believes that there are five swimming pool supply distributors which compete with the Company on a national or regional basis: Hughes Supply, Inc., Pool Water Products, Superior Pool Products, Inc. (a subsidiary of Arch Chemicals, Inc.), Gorman Company (a division of Hajoica) and Fort Wayne Pools. Barriers to entry in the swimming pool supply industry are relatively low.

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

Seasonality and Weather

     The Company's business is highly seasonal. In 1998, approximately 68% of the Company's net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and approximately 120% of the Company's operating income was generated in such period. Sales are substantially lower during the first and fourth quarters of the year, when the Company typically incurs net losses. The principal external factor affecting the Company's business is weather. Unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, each of which adversely affects the Company's sales and operating profit. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations--Seasonality and Quarterly Fluctuations."

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

Employees

     As of March 9, 1999, the Company employed approximately 1,100 persons on a full-time basis, of whom 270 engaged in management, administration and accounting, and credit and collections, 84 engaged in outside sales, 176 engaged in service center management and 570 engaged in warehouse, production and distribution operations. Of these employees, 82 are employed at the Company's corporate headquarters in Covington, Louisiana. In January, 1999, 91 of these employees were added to the Company in connection with the Benson Acquisition. No employees are covered by collective bargaining agreements. The Company believes it has good relations with its employees. In connection with the peak summer selling season, the Company typically employs additional warehouse, production and distribution personnel during the months from May through August.

Trademarks

     The Company maintains registered trademarks in the United States, primarily for its private label products, and intends to maintain the trademark registrations which it deems important to its business operations.


Item 2.   Properties.

     As of March, 1999, the Company conducted operations through 102 service center locations located in 34 states and the United Kingdom. Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. The Company's executive offices are located in approximately 26,000 square feet of leased space in Covington, Louisiana.

     The Company's service centers range in size from approximately 6,000 square feet to 51,000 square feet and consist of warehouse, counter, display and office space. The Company owns the location of a former service center in Phoenix, Arizona, and the Company has entered a contract to sell such facility. In February, 1998, the Company sold a facility in Fresno, California and leased it back from the purchaser for a three-year period beginning March 1, 1998. All of the Company's other properties are leased for terms which expire between 1999 and 2009, and many of such leases may be extended. In certain instances, the Company's service centers are leased from the former owners of businesses acquired by the Company. The Company believes that no single lease is material to its operations, and that alternate sites are presently available at market rates. See Item 13, "Certain Relationships and Related Transactions" and Note 7 to the Company's Consolidated Financial Statements.


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


Item 4.          Submission of Matters to a Vote of Security Holders.

     None.

                                    PART II
                                    -------

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters.

     The Common Stock of the Company began trading on the Nasdaq National Market under the symbol "POOL" in October 1995. At March 19, 1999, there were 54 holders of record of Common Stock.

     The following table sets forth, for the period indicated, the range of high and low bid prices for the Common Stock as reported by the Nasdaq National Market, as adjusted to reflect a three-for-two stock split in July 1998.

                  Fiscal Year             High                Low
                  -----------            -------            -------
1997
       First Quarter...................  $10.667            $ 8.781
       Second Quarter..................   11.115              8.667
       Third Quarter...................   11.552              9.115
       Fourth Quarter..................   16.000             11.000
1998
       First Quarter...................   15.672             12.250
       Second Quarter..................   16.922             14.672
       Third Quarter...................   16.578             12.000
       Fourth Quarter..................   15.875              9.000

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


                                                                         The Company
                                                --------------------------------------------------------------
                                                                   Year Ended December 31,
                                                --------------------------------------------------------------
                                                   1998        1997        1996         1995         1994
                                                --------------------------------------------------------------
                                                            (Dollars in thousands, except per share data)
Statement of Income Data:
Net sales.....................................   $457,598    $335,022     $235,844     $161,095     $101,977
Cost of sales.................................    355,059     261,645      183,814      123,974       77,488
                                                 --------    --------     --------     --------     --------
       Gross profit...........................    102,539      73,377       52,030       37,121       24,489
Warehouse expense.............................     20,593      14,416        9,611        6,957        3,610
Selling and administrative expenses...........     55,459      42,355       31,139       19,907       13,518
Goodwill amortization.........................      1,102         885          793          735          683
                                                 --------    --------     --------     --------     --------
       Operating income.......................     25,385      15,721       10,487        9,522        6,678
Other income (expense):
       Interest expense.......................     (3,480)     (4,482)      (3,176)      (5,113)      (4,171)
       Amortization expense...................       (848)       (708)        (698)        (610)        (498)
       Management fees paid to stockholder....         --          --           --         (208)        (250)
       Miscellaneous income...................        724         852          823          228          118
                                                 --------    --------     --------     --------     --------
                                                   (3,604)     (4,338)      (3,051)      (5,703)      (4,801)
                                                 --------    --------     --------     --------     --------
Income before income taxes and................     21,781      11,383        7,436        3,819        1,877
  extraordinary loss
Provision for income taxes (1)................      8,043       4,327        2,903        1,490          770
                                                 --------    --------     --------     --------     --------
Income before extraordinary loss (1)..........   $ 13,738    $  7,056     $  4,533     $  2,329     $  1,107
                                                 ========    ========     ========     ========     ========

Income before extraordinary loss per share of
   common stock
   Basic (2)..................................       1.18        0.73         0.48         0.52         0.35
   Diluted (2)................................       1.15        0.71         0.46         0.50         0.33

Balance Sheet Data:
Working capital...............................   $ 61,672    $ 63,387     $ 34,602     $ 21,187     $  8,493
Total assets..................................    163,788     136,452      113,245       75,397       50,675
Total debt, including current portion.........     33,696      39,889       51,277       26,476       38,025
Stockholders' equity..........................     80,564      66,635       36,810       32,277        3,037


(1) The Company recognized an extraordinary loss, net of tax, in 1995 of $750,000, or $0.17 per share on a diluted basis, in connection with the write-off of loan financing fees and a prepayment premium associated with the application of the proceeds of the Company's initial public offering to reduce indebtedness.

(2) Earnings per share information has been restated to reflect the two three-for-two splits in September, 1997 and July, 1998 and the adoption of FASB 128, Earnings per Share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its Predecessor. From its inception in 1980 through the end of 1993, the Predecessor steadily increased its sales by opening new service center locations and by increasing sales to new and existing customers. Since the Company's acquisition of the Predecessor in December 1993, the Company has grown through strategic acquisitions, by opening new service centers and by increasing sales to new and existing customers. From January 1990 to March 1999, the Company expanded primarily through acquisitions from eight service centers in six states to a total of 102 service centers, 100 of which operate in 34 states in the United States and two of which operate in the United Kingdom. See "The Acquisitions."

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

     The principal components of the Company's expenses include the cost of products purchased from manufacturers and sold during the year, and operating expenses, which are primarily related to labor, occupancy, commissions and marketing. Some geographic markets serviced by the Company, particularly California, Arizona, Texas, and Florida, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

Results of Operations

     The following table shows, for the periods indicated, information derived from the consolidated statements of income of the Company expressed as a percentage of net sales for such year.


                                        Year Ended December 31
                                        1998     1997     1996
                                       ------------------------
Net sales                               100.0%   100.0%   100.0%
Cost of sales                            77.6     78.1     77.9
                                       ------------------------
        Gross profit                     22.4     21.9     22.1
Warehouse expense                         4.5      4.3      4.1
Selling and administrative expenses      12.1     12.6     13.2
Goodwill amortization                     0.2      0.3      0.3
                                       ------------------------
        Operating income                  5.6      4.7      4.5

Interest expense                         (0.8)    (1.3)    (1.3)
Amortization expense                     (0.2)    (0.3)    (0.3)
Other income (expense):                   0.2      0.3      0.3
                                       ------------------------
Income before income taxes                4.8%     3.4%     3.2%
                                       ========================


     The following discussions compare the results of operations for the year ended December 31, 1998 to the year ended December 31, 1997 and the results of operations for the year ended December 31, 1997 to the year ended December 31, 1996.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

     Net sales increased by $122.6 million, or 36.6%, to $457.6 million in the year ended December 31, 1998 from $335.0 million in the comparable 1997 period. This increase was primarily due to sales at service centers acquired in 1998, sales at newly opened service centers, and increased sales at existing service centers. Service centers acquired in 1998 contributed $69.2 million to the increase, sales at newly opened centers accounted for $9.1 million of the total increase, and an increase of approximately 13.6% in sales at service centers open at least 15 months contributed $44.3 million to the increase.

     Gross profit increased by $29.1 million, or 39.6%, to $102.5 million in the year ended December 31, 1998 from $73.4 million in the comparable 1997 period. Gross profit as a percentage of net sales improved to 22.4% in the 1998 period from 21.9% in the 1997 period due primarily to higher margins at service centers acquired in the Bicknell Acquisition and also due to improved margins in California, Florida and the central United States compared to the same period in the previous year.

     Operating expenses increased by $19.4 million, or 33.6%, to $77.1 million in the year ended December 31, 1998 from $57.7 million in the comparable 1997 period. This increase is reflective of salaries, occupancy expense and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales decreased to 16.8% in the 1998 period compared to 17.2% in the 1997 period, primarily as a result of greater internal operating efficiences.

     Interest and other expenses decreased to $3.6 million in the year ended December 31, 1998 from $4.3 million in the comparable 1997 period. The decrease was primarily attributable to lower interest expense resulting from lower average outstanding debt levels between periods and a more favorable interest rate on the Senior Loan Facility.

     The provision for income taxes increased $3.7 million, to $8.0 million for 1998 compared to $4.3 million for 1997 primarily due to the $10.4 million increase in income before income taxes. The Company's effective tax rate decreased to 37.0% for 1998 from 38.0% for 1997 to reflect decreases in the Company's blended state income tax rate.

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

     The provision for income taxes increased $1.4 million, or 49.1%, to $4.3 million for 1997 compared to $2.9 million for 1996. The Company's effective tax rate decreased to 38.0% for 1997 from 39.0% for 1996 to reflect decreases in the Company's blended state income tax rate.

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

     The following table sets forth certain unaudited quarterly data for 1998 and 1997 which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                                                        1998                                   1997
                                    -----------------------------------------   ---------------------------------------
                                       1st        2nd        3rd        4th       1st        2nd       3rd        4th
                                     Quarter    Quarter    Quarter    Quarter   Quarter    Quarter   Quarter    Quarter
                                    --------   --------   --------   --------   -------   --------   -------    -------
                                                                   (Dollars in thousands)
Net sales.......................... $73,988    $178,450   $133,883   $71,277    $63,565   $124,790   $98,492    48,175
Gross profit.......................  15,947      41,815     30,051    14,726     13,960     28,159    21,460     9,798
Operating income (loss)............  (1,156)     20,554     10,017    (4,030)       104     11,496     6,847    (2,726)
Net sales as a percentage of
 annual net sales..................      16%         39%        29%       16%        19%        37%       29%       15%
Gross profit as a percentage of
 annual gross profit...............      16%         41%        29%       14%        19%        39%       29%       13%
Operating income as a percentage
 of annual operating income........      (4%)        81%        39%      (16%)        1%        73%       44%      (18%)


Liquidity and Capital Resources

     Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility. As of March 1999, the Senior Loan Facility consisted of a term loan and a revolving line of credit with a total borrowing capacity of $86 million, subject to a borrowing base availability formula. Considering the Company's borrowing base and amounts outstanding as of March 1, 1999, the Company had approximately $25.1 million available for borrowing under the Senior Loan Facility, which amount represents the only additional credit source currently available to the Company. The Company's borrowings under its credit facility, together with cash flow from operations and seller financing historically have been sufficient to support the Company's growth and to finance acquisitions.

     Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or
(ii) LIBOR plus a margin ranging from 0.75% to 2.0%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company, including the capital stock of SCP Supply, secure the Company's obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's and SCP Supply's abilities to pay dividends and make capital expenditures.

     As of December 31, 1998, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002. Between February 24, 1999, and March 19, 1999, the Company purchased 198,200 shares of its Common Stock pursuant to a share repurchase program announced in October 1998 (described below). Certain intercompany dividends paid prior to each of the purchases by the Company of Common Stock created covenant defaults under the Senior Loan Facility. The lenders under the Senior Loan Facility have waived such defaults in accordance with the provisions of the Senior Loan Facility.

     In December 1997, the Company completed a public offering of 2,025,000 shares of Common Stock at a public offering price of $12.00 per share, resulting in net proceeds to the Company of approximately $22.6 million. Approximately $21 million of these proceeds were used to finance the Bicknell Acquisition in January 1998.

     In connection with the BLN Acquisition, the seller of BLN provided $31.8 million of financing to the Company. This financing, which accrued interest at 6%, was paid in full at December 31, 1998.

     During the year ended December 31, 1998, the Company borrowed $40.9 million to meet seasonal working capital requirements and made payments of $40.3 million under its revolving credit facility. Excluding acquisitions, the Company made capital expenditures of $1,971,000, $1,105,000 and $788,000 in the years ended December 31, 1998, 1997 and 1996, respectively.

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

Share Repurchase Program

     In October 1998, the Company announced that it may purchase in the open market or directly from stockholders up to $10,000,000 of Common Stock of the Company over a twelve-month period at prices that the Company deems appropriate. As of March 19, 1999, the Company had purchased a total of 198,200 shares of its Common Stock at an average price of $13.51 per share.

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

     State of Readiness - The Company's core accounting and information systems are based on consecutively numbered days, and not the "month-date-year" format which is more vulnerable to Year 2000 problems. The Company's hardware and software system vendors have assured the Company that its systems are able to correctly function beyond 1999 when handling date-related data. To verify the assurances of third-party hardware and software vendors regarding Year 2000 issues, the Company has been testing its hardware and software under a testing program. A portion of the testing program was conducted during the fourth quarter of 1998, and as a result of those tests the Company did not identify any areas of Year 2000 noncompliance. The Company will be working with consultants during the first quarter of 1999 to develop additional testing procedures, and the Company will perform such procedures during the first and second quarter of 1999. The Company will work to remediate any Year 2000 noncompliance as such noncompliance is identified as a result of the testing program. The Company is near completion of the process of collecting information from each of its service centers regarding all other devices, such as personal computers, telephones, security systems, and office and warehouse equipment which may have "embedded" microprocessors utilizing date information. The assessment, testing and any necessary remediation of such equipment is expected to be complete by June 1999. If the assessment, testing and remediation steps described above are not accomplished in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

     The Company is communicating with its major suppliers and service providers and certain large customers regarding their compliance with Year 2000 requirements. The Company has sent out questionnaires to certain suppliers and service providers to identify potential problems and assess the compliance efforts undertaken by these parties. The Company has received responses from a majority of such parties. Since most of the responses indicated that efforts to comply with Year 2000 requirements are ongoing, further communications with the Company's major suppliers and service providers will be needed. There can be no guarantee that the systems of third parties will be made compliant in a timely manner and would not have an adverse effect on the Company.

     Costs to Address the Year 2000 Issue - In 1997, the Company upgraded the hardware and software of its core accounting and information systems for a total cost of $1.5 million. The Company believes this cost was, for the most part, not directly related to Year 2000 issues, but rather, the new systems were needed in the normal course due to the growth the Company has experienced. The Company recently incurred costs of $300,000 to upgrade certain data communications equipment. The Company believes that this data communications upgrade would have been required in the normal course, but the Company accelerated the timing of this upgrade in part to improve its Year 2000 readiness. Because it is still in the assessment phase in some areas, the Company does not yet have an estimate on its Year 2000 assessment, testing and remediation costs for all systems and equipment, but based on current information the Company believes that such costs are not likely to have a material adverse effect on the Company's business, financial condition or operating results. Management anticipates funding the costs to address the Year 2000 issue with cash generated from operations and from borrowing capacity under the Senior Loan Facility.

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

     Contingency Plans - The Company's Year 2000 initiative includes the development of contingency plans to address failures of significant portions of the Company's systems or failures by third parties who provide goods or services essential to the Company's business to address their Year 2000 issues. The Company will be working with consultants to develop such plans and expect to conclude the development of these contingency plans by the end of the second quarter of 1999.


Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

     The Company is exposed to market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below. The following discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes of such magnitude, management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

Interest Rate Risk

     As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company's earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company's Senior Loan Facility were to increase by 1% from the rate at December 31, 1998; (ii) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 1999, and (iii) the Company made all required payments of principal ($5 million) in 1999, solely as a result of the increase in interest rates, then the Company's interest expense would increase, resulting in a $296,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

Foreign Exchange Risk

     The Company has a subsidiary located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the British pound may positively or negatively impact the Company's revenues, operating expenses and earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

     With the exception of historical matters, the matters discussed in this Annual Report on Form 10-K are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the sensitivity of the swimming pool supply business to cool or rainy weather; (iii) the intense competition and low barriers to entry in the swimming pool supply industry; (iv) the Company's ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged; (v) the sensitivity of the swimming pool supply business to general economic conditions; (vi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (vii) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage and repackaging of chemicals sold by the Company; (viii) Year 2000 issues; and (ix) the other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause such results to differ materially from the Company's expectations described above.


Item 8.     Financial Statements.
-------     ---------------------

        See the attached Consolidated Financial Statements (pages F-1 through F-22).

Item 9.     Changes in and Disagreements with Accountants on Accounting and
-------     ---------------------------------------------------------------
            Financial Disclosure.
            ---------------------
        None.

                                    PART III
                                    --------

Item 10.    Directors and Executive Officers of the Registrant.
--------    ---------------------------------------------------

        Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.

Item 11.    Executive Compensation.
--------    -----------------------

        Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.

Item 12.    Security Ownership of Certain Beneficial Owners and Management.
--------    ---------------------------------------------------------------

        Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.

Item 13.    Certain Relationships and Related Transactions.
--------    -----------------------------------------------

     Incorporated by reference to the Company's 1999 Proxy Statement to be filed with the Commission.


                                    PART IV
                                    -------

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.
--------    ----------------------------------------------------------------

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

     (b)  Reports on Form 8-K.

          None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 25, 1999.

                                        SCP POOL CORPORATION


                                        By: /S/ WILSON B. SEXTON
                                        --------------------------
                                       Wilson B. Sexton, Chairman, Chief
                                       Executive Officer and Director


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 25, 1999.

           Signature                                   Title
           ---------                                  -------

/S/ WILSON B. SEXTON              Chairman, Chief Executive Officer and Director
Wilson B. Sexton

/S/ MANUEL J. PEREZ DE LA MESA    President and Chief Operating Officer
Manuel J. Perez de la Mesa

/S/ CRAIG K. HUBBARD              Chief Financial Officer, Treasurer and Secretary
Craig K. Hubbard

/S/ ANDREW W. CODE                Director
Andrew W. Code

/S/ JAMES J. GAFFNEY              Director
James J. Gaffney

/S/ PETER M. GOTSCH               Director
Peter M. Gotsch

/S/ FRANK J. ST. ROMAIN           Director
Frank J. St. Romain

/S/ ROBERT C. SLEDD               Director
Robert C. Sledd

                         INDEX TO FINANCIAL STATEMENTS


Consolidated Financial Statements of SCP Pool Corporation

Report of Independent Auditors..............................................  F-2
Consolidated Balance Sheets - December 31, 1998 and 1997....................  F-3
Consolidated Statements of Income - Years Ended December 31, 1998, 1997
 and 1996...................................................................  F-4
Consolidated Statements of Stockholders' Equity - Years Ended December 31,
 1998, 1997 and 1996........................................................  F-5
Consolidated Statements of Cash Flows - Years Ended December 31,
 1998, 1997 and 1996........................................................  F-6
Notes to Consolidated Financial Statements..................................  F-7

                         Report of Independent Auditors


The Board of Directors
SCP Pool Corporation


We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.



New Orleans, Louisiana
February 19, 1999, except for the
 fourth paragraph of Note 3, as to
 which the date is March 25, 1999

                              SCP Pool Corporation

                          Consolidated Balance Sheets

                       (In thousands, except share data)

                                                              December 31
                                                           1998         1997
                                                         ---------------------
Assets
Current assets:
 Cash and cash equivalents                               $  4,911     $ 22,296
 Receivables                                               34,609       24,775
 Inventory                                                 69,377       48,261
 Prepaid expenses                                           1,673          562
 Deferred income taxes                                      1,600          580
                                                         ---------------------
Total current assets                                      112,170       96,474

Property and equipment, net                                 5,435        4,792
Goodwill, net                                              43,940       32,614
Other assets, net                                           2,243        2,572
                                                         ---------------------
Total assets                                             $163,788     $136,452
                                                         =====================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                        $ 34,589     $ 20,266
 Accrued expenses and other current liabilities            10,909        6,078
 Current portion of long-term debt                          5,000        6,743
                                                         ---------------------
Total current liabilities                                  50,498       33,087

Deferred income taxes                                       4,030        3,584
Long-term debt, less current portion                       28,696       33,146

Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares
  authorized; no shares issued and outstanding                  -            -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 11,639,434 and 11,610,071 shares
  issued and outstanding at December 31, 1998 and              12           12
  1997, respectively
 Additional paid-in capital                                52,516       52,348
 Retained earnings                                         28,013       14,275
 Accumulated other comprehensive income                        23            -
                                                         ---------------------
Total stockholders' equity                                 80,564       66,635
                                                         ---------------------
Total liabilities and stockholders' equity               $163,788     $136,452
                                                         =====================

See accompanying notes.

                              SCP Pool Corporation

                       Consolidated Statements of Income

                     (In thousands, except per share data)

                                                              Year ended December 31
                                                         1998           1997           1996
                                                        -------------------------------------
Net sales                                               $457,598       $335,022      $235,844
Cost of sales                                            355,059        261,645       183,814
                                                        -------------------------------------

Gross profit                                             102,539         73,377        52,030
Warehouse expense                                         20,593         14,416         9,611
Selling and administrative expenses                       55,459         42,355        31,139
Goodwill amortization                                      1,102            885           793
                                                        -------------------------------------
Operating income                                          25,385         15,721        10,487
Other income (expense):
 Interest expense                                         (3,480)        (4,482)       (3,176)
 Amortization expense                                       (848)          (708)         (698)
 Miscellaneous income, net                                   724            852           823
                                                        -------------------------------------
                                                          (3,604)        (4,338)       (3,051)
                                                        -------------------------------------
Income before income taxes                                21,781         11,383         7,436
Income taxes                                               8,043          4,327         2,903
                                                        -------------------------------------
Net income                                              $ 13,738       $  7,056      $  4,533
                                                        =====================================

Income per share of common stock:
 Basic                                                  $   1.18       $    .73      $    .48
                                                        =====================================
 Diluted                                                $   1.15       $    .71      $    .46
                                                        =====================================

Weighted average shares outstanding:
 Basic                                                    11,626          9,628         9,501
                                                        =====================================
 Diluted                                                  11,911          9,887         9,765
                                                        =====================================

See accompanying notes.

                              SCP Pool Corporation

                Consolidated Statements of Stockholders' Equity

                                 (In thousands)

                                                                                               Accumulated
                                                                     Additional                   Other
                                                  Common Stock         Paid-In    Retained    Comprehensive
                                               Shares      Amount      Capital    Earnings       Income         Total
                                               -----------------------------------------------------------------------
Balance at January 1, 1996                      9,501         $ 9      $29,582    $ 2,686         $  -         $32,277
 Net income                                         -           -            -      4,533            -           4,533
                                               -----------------------------------------------------------------------
Balance at December 31, 1996                    9,501           9       29,582      7,219            -          36,810
 Common stock issued                            2,025           3       22,555          -            -          22,558
 Exercise of stock option                          41           -          182          -            -             182
 Conversion of convertible debt                    43           -           29          -            -              29
 Net income                                         -           -            -      7,056            -           7,056
                                               -----------------------------------------------------------------------
Balance at December 31, 1997                   11,610          12       52,348     14,275            -          66,635
 Net income                                         -           -            -     13,738            -          13,738
 Foreign currency translation adjustment,
  net of income taxes of $14                        -           -            -          -           23              23
                                                                                                               -------
 Comprehensive income                                                                                           13,761
                                                                                                               -------
 Exercise of stock options                         29           -          168          -            -             168
                                               -----------------------------------------------------------------------
Balance at December 31, 1998                   11,639         $12      $52,516    $28,013         $ 23         $80,564
                                               =======================================================================

See accompanying notes.

                              SCP Pool Corporation

                     Consolidated Statements of Cash Flows

                                 (In thousands)

                                                                                 Year ended December 31
                                                                         1998              1997               1996
                                                                       ---------------------------------------------
Operating activities
Net income                                                             $ 13,738           $  7,056          $  4,533
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Depreciation and amortization                                           3,285              2,553             2,503
  Provision for doubtful accounts receivable, net of write-offs             247                544               388
  Provision for inventory obsolescence, net of write-offs                   730                447               (86)
  Provision for deferred income taxes                                      (574)             1,277             1,029
  Loss (gain) on sale of property and equipment                             222                (28)              155
  Changes in operating assets and liabilities, net of effects of acquisitions and disposals:
     Accounts receivable                                                 (1,321)               (26)          (12,571)
     Inventory                                                           (8,813)            (7,086)            4,877
     Prepaid expenses and other assets                                   (1,420)              (437)               31
     Accounts payable                                                    10,454              5,115             2,638
     Accrued expenses and other current liabilities                       2,852             (2,143)            4,129
                                                                       ---------------------------------------------
Net cash provided by operating activities                                19,400              7,272             7,626

Investing activities
Acquisition of businesses, net of cash acquired                         (29,676)                 -            (1,664)
Purchase of property and equipment                                       (1,971)            (1,105)             (788)
Proceeds from sale of property and equipment                                864                127                73
                                                                       ---------------------------------------------
Net cash used in investing activities                                   (30,783)              (978)           (2,379)

Financing activities
Net borrowings (repayments) of revolving loan                               550              4,050            (1,000)
Payments on long-term debt                                               (6,743)           (15,409)           (1,669)
Issuance of common stock                                                    168             22,740                 -
                                                                       ---------------------------------------------
Net cash provided by (used in) financing activities                      (6,025)            11,381            (2,669)
                                                                       ---------------------------------------------

Effect of exchange rate changes on cash                                      23                  -                 -
Change in cash and cash equivalents                                     (17,385)            17,675             2,578
Cash and cash equivalents at beginning of year                           22,296              4,621             2,043
                                                                       ---------------------------------------------
Cash and cash equivalents at end of year                               $  4,911           $ 22,296          $  4,621
                                                                       =============================================
Supplemental cash flow information
Cash paid (received) during the year for:
 Interest                                                              $  3,416           $  4,424          $  3,279
                                                                       =============================================
 Income taxes, net of refunds                                          $  9,505           $  4,508          $   (561)
                                                                       =============================================
Supplemental disclosure of noncash investing and financing
 activities
Long-term debt issued to acquire businesses                            $      -           $      -          $ 31,846
                                                                       =============================================
Long-term debt reduced through sale of business                        $      -           $      -          $  4,376
                                                                       =============================================

See accompanying notes.

                              SCP Pool Corporation

                   Notes to Consolidated Financial Statements

                               December 31, 1998


1. Organization and Summary of Significant Accounting Policies

Description of Business

SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the Company), after giving affect to the January 1999 acquisitions discussed below, maintain 100 service centers in 34 states and two in the United Kingdom, from which they sell swimming pool equipment and supplies to pool builders, retail stores, and service firms.

In September 1996, the Company acquired certain assets, primarily inventory and property and equipment, of The B-L Network, Inc. (BLN), a wholesaler of swimming pool supplies with 39 service centers in 12 states. $31.8 million of the aggregate purchase price was financed by BLN, with the remaining $2.7 million representing liabilities assumed (see Note 6) and other costs incurred by the Company. This acquisition has been accounted for using the purchase method of accounting and the results of operations have been included in the accompanying consolidated financial statements since the date of acquisition. In connection with this acquisition, the Company recorded goodwill of $4.7 million.

Unaudited pro forma results of operations of the Company for the year ended December 31, 1996, giving effect to the BLN acquisition as if it had occurred as of January 1, 1996, are as follows (in thousands, except per share data):

                                                      1996
                                                    --------
          Net sales                                 $364,702
          Gross profit                              $ 74,388
          Operating income                          $ 10,095
          Income before income taxes                $  3,098
          Net income                                $  3,098
          Net income per share:
           Basic                                    $    .33
           Diluted                                  $    .32

The unaudited pro forma consolidated results of operations for the year ended December 31, 1996 include pro forma adjustments for the incremental increase or decrease in amortization of goodwill and other intangible assets, interest expense, and income taxes associated with the acquisition. They do not reflect the anticipated savings in purchasing costs at BLN during the periods presented, nor do they reflect cost savings from the closure of certain BLN service centers.

                              SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

In January 1998, the Company acquired substantially all of the assets and assumed certain liabilities of Bicknell Huston Distributors, Inc. ("Bicknell"), which distributed swimming pool supplies and related products through its eleven service centers in six northeastern states, for a purchase price of approximately $22.7 million, which was paid in cash. This acquisition was accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying consolidated financial statements since the date of the acquisition. In connection with this acquisition, the Company recorded goodwill of $6.1 million.

In August 1998, the Company acquired the capital stock of Nor-Cal Ltd., which distributes swimming pool supplies and related products through its service center in Crawley, England, for a purchase price of $8.5 million, which was paid in cash. This acquisition was accounted for using the purchase method of accounting, and the results of operations have been included in the accompanying consolidated financial statements since the date of the acquisition. The purchase price was allocated to the net assets and liabilities based on fair value (assets of $5.1 million and liabilities of $2.9 million). In connection with this acquisition, the Company recorded goodwill of $6.3 million.

Unaudited pro forma results of operations of the Company for the years ended December 31, 1998 and 1997, giving effect to the Bicknell and Nor-Cal acquisitions as if they had occurred as of January 1, 1997, are as follows (in thousands, except per share data):

                                                 1998         1997
                                               ---------------------
     Net sales                                 $463,432     $398,171
     Gross profit                              $104,544     $ 88,682
     Operating income                          $ 26,141     $ 20,014
     Income before income taxes                $ 22,308     $ 12,381
     Net income                                $ 14,070     $  7,675
     Net income per share:
      Basic                                    $   1.21     $   0.66
      Diluted                                  $   1.18     $   0.64

                              SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

The unaudited pro forma consolidated results of operations for the years ended December 31, 1998 and 1997 include pro forma adjustments for the incremental increase or decrease in amortization of goodwill and other intangible assets, interest expense, and income taxes associated with the acquisitions. They do not reflect the anticipated savings in purchasing costs at Bicknell and Nor-Cal during the periods presented.

In January 1999, the Company acquired substantially all of the assets and assumed certain liabilities of Benson Pump Co., which distributed swimming pool supplies and related products through its 20 service centers in 16 central and western states. Also in January 1999, the Company acquired the capital stock of Pratts Plastics Limited, which distributes swimming pool supplies through its service center in Essex, England under the trade name "The Swimming Pool Warehouse." The Benson Pump purchase price was approximately $21.6 million, which was paid in cash and The Swimming Pool Warehouse purchase price was $475,000, which was paid in cash. These acquisitions have been accounted for using the purchase method of accounting.

Principles of Consolidation

The consolidated financial statements include the accounts of SCP Pool Corporation and its wholly owned subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

Seasonality and Weather

The Company's business is highly seasonal. Sales are substantially lower during the first and fourth quarters of the year, when the Company may incur net losses. The principal external factor affecting the Company's business is weather. Unseasonably early or late warming trends can increase or decrease the length of the pool season, and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, each of which can adversely affect the Company's sales and operating profit.

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

                              SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company's carrying value of cash, trade receivables, accounts payable, and accrued liabilities approximates fair value due to the short maturity of those instruments. The carrying amount of long-term debt approximates fair value because it bears interest at variable rates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Credit Risk

The Company performs periodic credit evaluations of its customers and generally does not require collateral. Receivables are generally due within 30 days, except for winter sales under early-buy programs for which extended terms are provided. Credit losses have been within management's expectations.

Inventory

Inventory consists primarily of goods purchased for resale and are carried at the lower of cost, using the average cost method, or market. At December 31, 1998 and 1997, the reserve for inventory obsolescence was approximately $3,008,000 and $2,161,000, respectively. The reserve for inventory obsolescence at each service center is based upon a number of factors, including the experience of the manager at the service center, the previous inventory management performance of the service center, geographical location, product offerings, and other factors. The Company believes that the reserve for inventory obsolescence may periodically require adjustment as the factors identified above change.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation principally by the straight-line method over estimated useful lives of three years for autos and trucks, five to ten years for leasehold improvements, and ten years for furniture and fixtures and machinery and equipment. Depreciation expense was approximately $1,335,000, $990,000, and $1,012,000 in 1998, 1997,
and 1996, respectively.

                              SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized over 40 years. At December 31, 1998 and 1997, accumulated amortization was approximately $4,196,000 and $3,096,000, respectively. The recoverability of goodwill is assessed periodically and takes into account whether the goodwill should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill would be reduced if it is probable that management's best estimate of future operating income before goodwill amortization will be less than the carrying amount of goodwill over the remaining amortization period. The Company assesses long-lived assets for impairment under FASB Statement No. 121, "Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of" (FAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

Other Assets

Loan financing fees are being amortized over the term of the related debt. The noncompete agreement and organization costs are being amortized over five years.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities." The SOP is effective beginning on January 1, 1999, and requires that start-up costs capitalized prior to that date be written-off and any future start-up costs be expensed as incurred. The unamortized balance of start-up costs of $863,000, net of $319,000 tax benefit, will be written off as the cumulative effect of an accounting change as of January 1, 1999.

Comprehensive Income

As of January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes new rules for the reporting and display of comprehensive income and its components. Under Statement 130, foreign currency translation adjustments, which prior to adoption were reported separately in shareholders' equity, are to be included in other comprehensive income. Since the Company had no such foreign currency translation

                              SCP Pool Corporation

1. Organization and Summary of Significant Accounting Policies (continued)

adjustments in years prior to 1998, the adoption of Statement 130 had no affect on prior year financial statements.

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

Revenue Recognition

The Company recognizes revenue when products are shipped.

                             SCP Pool Corporation

2. Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (in thousands):

                                                   December 31
                                                 1998        1997
                                            ------------------------
Receivables:
 Trade accounts, less allowance of $2,397
  in 1998 and $1,938 in 1997                     $28,068     $19,300
 Vendor rebates                                    5,374       4,274
 Income tax receivable                               446           -
 Other                                               721       1,201
                                            ------------------------
                                                 $34,609     $24,775
                                            ========================

Property and equipment:
 Land                                            $   185     $   429
 Building                                            432       1,001
 Autos and trucks                                    287         156
 Machinery and equipment                           2,465       1,485
 Furniture and fixtures                            4,082       3,434
 Leasehold improvements                            1,282         508
                                            ------------------------
                                                   8,733       7,013
 Less accumulated depreciation                     3,298       2,221
                                            ------------------------
                                                 $ 5,435     $ 4,792
                                            ========================

Other assets:
 Loan financing fees                             $ 2,539     $ 2,453
 Noncompete agreement                                  -         500
 Organization costs                                1,717       1,366
 Other                                               356         282
                                            ------------------------
                                                   4,612       4,601
 Less accumulated amortization                     2,369       2,029
                                            ------------------------
                                                 $ 2,243     $ 2,572
                                            ========================

Accrued expenses and other current
 liabilities:
 Salaries, bonuses, and commissions              $ 6,975     $ 2,880
 Income taxes payable                                  -         310
 Other                                             3,934       2,888
                                            ------------------------
                                                 $10,909     $ 6,078
                                            ========================


                             SCP Pool Corporation

3. Debt

The components of the Company's debt were as follows (in thousands):

                                                      December 31
                                                    1998        1997
                                               ------------------------
Senior Revolving Note, variable rate
 (effective interest rate of 7.75% at December
 31, 1998), due in 2002                             $16,600     $16,050
Senior Term Note, variable rate (effective
 interest rate of 5.8% at December 31, 1998),
 payable in quarterly installments of variable
 amounts through 2002                                17,000      21,000
Promissory Notes to BLN, interest rate of 6%,
 paid in 1998                                             -       1,859
8% Subordinated Notes, paid in 1998                       -         884
10% Convertible Notes, due in 2002                       96          96
                                               ------------------------
                                                     33,696      39,889
Less current portion                                  5,000       6,743
                                               ------------------------
                                                    $28,696     $33,146
                                               ========================

Maturities of long-term debt for the five succeeding years are $5,000,000 in 1999, $5,000,000 in 2000, $5,000,000 in 2001, and $18,696,000 in 2002.

The Company's credit agreement includes, among other things, covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and restrict the ability of the Company and its subsidiaries to pay dividends and make capital expenditures. As of December 31, 1998, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

Between February 24, 1999 and March 19, 1999, the Company purchased 198,200 shares of its Common Stock pursuant to a share repurchase program announced in October 1998. Certain intercompany dividends paid prior to each of the purchases by the Company created a covenant default under the Senior Loan Facility. On March 25, 1999, the lenders under the Senior Loan Facility waived such defaults.

Substantially all of the assets of the Company are pledged as collateral for the Senior Revolving Note and the Senior Term Note. Available credit under the Senior Revolving Note, considering amounts currently outstanding, was approximately $48.4 million, subject to an accounts receivable and inventory borrowing base limit. At December 31,

                             SCP Pool Corporation

3. Debt (continued)

1998, the unused available credit under the Senior Revolving Note was approximately $30 million. The Company pays a quarterly commitment fee of .25% per annum of the unused portion of available credit under the Senior Revolving Note.

The Convertible Notes may be converted at any time through December 31, 2002 into shares of the Company's common stock at a conversion price of $.98 per share. At December 31, 1998, the conversion of these notes would result in the issuance of 147,249 shares of the Company's common stock. Such shares have been reserved by the Company.

4. Income Taxes

Significant components of the Company's deferred tax liabilities and assets were as follows (in thousands):

                                           December 31
                                          1998      1997
                                      --------------------
Deferred tax liabilities:
 Goodwill                                 $3,853    $3,544
 Trade discounts on purchases                106       157
 Prepaid expenses                            244       205
 Other                                       919       906
                                      --------------------
Total deferred tax liabilities             5,122     4,812

Deferred tax assets:
 Inventory                                 1,432       764
 Allowance for doubtful accounts           1,023       736
 Other                                       237       308
                                      --------------------
Total deferred tax assets                  2,692     1,808
                                      --------------------
Net deferred tax liabilities              $2,430    $3,004
                                      ====================

                             SCP Pool Corporation

4. Income Taxes (continued)

Significant components of income taxes were as follows (in thousands):

                                                December 31
                                         1998       1997      1996
                                     -------------------------------
Current:
 Federal                                 $7,917     $2,644    $1,634
 Other, primarily state                     700        406       240
                                     -------------------------------
                                          8,617      3,050     1,874
Deferred:
 Federal                                   (513)     1,142       898
 Other, primarily state                     (61)       135       131
                                     -------------------------------
                                           (574)     1,277     1,029
                                     -------------------------------
Total                                    $8,043     $4,327    $2,903
                                     ===============================

The reconciliation of income taxes computed at the federal statutory rates to income taxes was (in thousands):

                                               December 31
                                         1998      1997      1996
                                     ------------------------------
Tax at statutory rates                   $7,623    $3,884    $2,528
Other, primarily state income taxes         420       443       375
                                     ------------------------------
Total                                    $8,043    $4,327    $2,903
                                     ==============================

5. Common Stock and Earnings Per Share

In July 1998, the board of directors declared a three-for-two stock split of the Company's common stock, which was paid in the form of a stock distribution on July 24, 1998 to the stockholders of record at the close of business on July 13, 1998. Accordingly, shares, per-share data and related capital amounts for all periods presented reflect the effects of this split.

In accordance with FAS 128, the Company has presented basic earnings per share, computed on the basis of the weighted average number of shares outstanding during the period, and diluted earnings per share, computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the year. A

                              SCP Pool Corporation

5. Common Stock and Earnings Per Share (continued)

reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below for each of the years ended December 31:

                                                1998        1997       1996
                                               -----------------------------
Numerator:
 Net income                                    $13,738     $7,056     $4,533
 Adjustment for interest expense, net of
  tax, on convertible notes                          8          8          8
                                               -----------------------------
 Numerator for diluted earnings per share      $13,746     $7,064     $4,541
                                               =============================

Denominator:
 Denominator for basic earnings per
  share--weighted-average shares                11,626      9,627      9,501
 Effect of dilutive securities:
  Stock options                                    138         93         72
  Convertible notes                                147        166        192
                                               -----------------------------
 Denominator for diluted earnings per share     11,911      9,886      9,765
                                               =============================

Basic earnings per share                       $  1.18     $  .73     $  .48
                                               =============================
Diluted earnings per share                     $  1.15     $  .71     $  .47
                                               =============================

                              SCP Pool Corporation

6. Commitments and Contingencies

The Company leases facilities for its service centers, corporate office and vehicles under noncancelable operating leases that expire in various years through 2007 but which have options to extend for various terms. Rental expense under such operating leases was approximately $10,563,000 in 1998, $7,747,000 in 1997, and $4,815,000 in 1996. The future minimum lease payments as of December 31, 1998 related to noncancelable operating leases with initial terms of one year or more are set forth below (in thousands):

          1999                                       $ 7,798
          2000                                         6,080
          2001                                         4,218
          2002                                         3,084
          2003                                         2,452
          Thereafter                                   2,145
                                                     -------
                                                     $25,777
                                                     =======

In connection with the acquisition of BLN, the Company recorded liabilities at the date of acquisition of approximately $1,200,000 for lease buyouts, occupancy costs and employee termination costs related to the closing of 15 acquired facilities. During 1997, the Company recorded an additional increase of approximately $333,000 to goodwill for expected additional lease buyouts and occupancy costs related to these acquired facilities. As of December 31, 1998, the Company has closed all of the above-mentioned facilities, having paid $1,203,000 of such liabilities, and has a remaining accrual of approximately $330,000 to settle the remaining leases.

In connection with the acquisitions of BLN and Bicknell, the Company entered into certain vendor supply agreements which require the Company to purchase a certain percentage of its annual requirements for certain products at prices defined by the supply agreements. These supply agreements have initial terms which expire in September 2001 and December 2005, respectively, with an indefinite number of three-year renewal periods until terminated by either party.

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

                              SCP Pool Corporation

7. Employee Benefit Plans

The Company's employees participate in a Company-sponsored savings and retirement plan which provides for discretionary Company contributions under a profit-sharing provision. Employees who are eligible to participate in the savings plan are able to contribute a percentage of their base compensation not to exceed 10%, subject to a dollar limit. The Company contributes an amount equal to 25% of employee contributions up to 6% of their base compensation. Employee contributions are invested in certain equity and fixed income securities based on employee elections. Matching contributions and profit-sharing contributions made by the Company were $272,000 and $1,100,000, respectively, in 1998, $197,000 and $934,000 respectively, in 1997, and $113,000 and $650,000 respectively, in 1996.

8. Stock Option Plans

The 1995 Stock Option Plan authorizes the board of directors to grant, at its discretion, to employees, agents, consultants or independent contractors of the Company, options to purchase shares of common stock. The number of shares granted under this plan is limited to an aggregate amount of 900,000. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally are exercisable two years after the date of grant and expire December 31, 2003. In May 1998, the 1995 Stock Option Plan was suspended. This action had no effect on options granted prior to the suspension.

In May 1998, the shareholders approved the 1998 Stock Option Plan, which authorizes the Board of Directors to grant, at its discretion, options to purchase shares of common stock, stock appreciation rights, restricted stock and performance awards to employees, agents, consultants or independent contractors of the Company. The number of shares authorized for issuance under this plan is limited to an aggregate amount of 1,125,000. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally are exercisable two or more years after the date of grant and expire ten years after the date of grant. No options were granted under the 1998 Stock Option Plan during 1998.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the board of directors to grant to each non-employee director options to purchase shares of the Company's common stock. The number of shares granted under this plan is limited to an aggregate amount of 450,000. The options will have an exercise price of not less than the fair market value of the stock on the date of grant, and generally are exercisable one year after the date of grant and expire ten years after the date of grant.

                              SCP Pool Corporation

8. Stock Option Plans (continued)

In March 1998, the Company's board of directors adopted the SCP Pool Corporation Employee Stock Purchase Plan. Under the plan, eligible employees may be granted rights to purchase up to an aggregate of 900,000 shares of common stock annually. Rights are exercisable at 85% of the applicable market value provided that this value is greater than book value per share. If 85% of the applicable market value is less than book value per share, rights are exercisable at book value per share. Rights are exercisable at the applicable market value if the applicable market value is less than book value per share. The applicable market value, as defined, is the lower of either the beginning of the plan year or the end of the plan year quoted market price of the Company's stock. Book value per share is determined as of the most recent audited consolidated balance sheet date. No shares were issued in 1998 under this plan.

FASB Statement No. 123, "Accounting for Stock-Based Compensation," requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

                                          1998          1997          1996
                                        -------------------------------------
     Risk-free interest rate              4.71%          6.2%          6.7%
     Expected dividend yield               -              -             -
     Expected volatility                   .29            .38           .32
     Weighted average expected life     4.1 years     4.1 years     3.4 years

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

                              SCP Pool Corporation

8. Stock Option Plans (continued)

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. As the Company accounts for stock compensation under APB 25, no compensation cost has been recognized for its stock options in the financial statements. Had the Company's stock based compensation plan been determined based on the fair value at the grant dates, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share data):

                                       1998        1997        1996
                                     -------------------------------
     Pro forma net income            $13,193      $6,632      $4,392
     Pro forma earnings per share:
      Basic                          $  1.13      $  .69      $  .46
      Diluted                        $  1.11      $  .67      $  .45

A summary of the Company's stock option activity and related information for the plans described above is as follows:

                                                1998                  1997                  1996
                                        -----------------------------------------------------------------
                                                   Weighted              Weighted                Weighted
                                                   Average                Average                Average
                                                   Exercise              Exercise                Exercise
                                        Options     Price      Options     Price     Options       Price
                                        -----------------------------------------------------------------
Outstanding--Beginning of year           439,542    $ 7.38     253,202     $4.55       70,389      $2.29
Granted                                  178,500     13.50     226,125      9.25      182,813       5.42
Exercised                                 26,011      4.68      39,785      2.29         -          -
Forfeitures                               11,280      9.85        -         -            -          -
                                        --------              --------               --------
Outstanding--End of year                 580,751    $ 9.92     439,542     $7.38      253,202      $4.55
                                        ========              ========               ========

Exercisable at end of year               352,376    $ 7.38     210,605     $6.18       67,500      $5.00
                                        ========              ========               ========

Weighted average fair value of
 options granted during the year        $   4.21              $   3.63               $   1.61
                                        ========              ========               ========

Exercise prices for options outstanding as of December 31, 1998 ranged from $2.29 to $13.50, and had a weighted average remaining contractual life of 4.9 years.

                              SCP Pool Corporation

9. Quarterly Financial Data (Unaudited)

The following is a tabulation of the Company's unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 (in thousands, except per share data):

                                                           Quarter Ended
                         3/98       6/98       9/98       12/98      3/97        6/97       9/97      12/97
                       --------------------------------------------------------------------------------------
Net sales              $73,988    $178,450   $133,883    $71,277    $63,565    $124,790    $98,492    $48,175
Gross profit            15,947      41,815     30,051     14,726     13,960      28,159     21,460      9,798
Net income (loss)       (1,180)     12,233      5,820     (3,135)      (603)      6,394      3,471     (2,206)
Net income (loss)
 per share:
  Basic                $  (.10)   $   1.05   $    .50    $  (.27)   $  (.06)   $    .67    $   .36    $  (.22)
  Diluted                 (.10)       1.03        .49       (.27)      (.06)        .65        .35       (.22)

As a result of differences in the way in-the-money stock options are considered from quarter-to-quarter under the requirements of FAS 128, diluted EPS for annual periods may not equal the sum of the individual quarter's diluted EPS amount.

                                                                                                       Sequential
Exhibit                                                                                                  Page
Number                                      Document Description                                         Number
------------------------------------------------------------------------------------------------       ----------
    3.1  Restated Certificate of Incorporation of the Company.                                               (1)
    3.2  Restated Bylaws of the Company.                                                                     (2)
    4.1  Form of certificate representing shares of Common Stock of the Company.                             (2)
    4.2  Credit Agreement, dated as of December 31, 1993, by and among South Central Pool                    (2)
         Supply, Inc. (previously known as SCP Acquisition Corp.), The First National Bank of
         Chicago, as agent, and various lenders from time to time party thereto.
    4.3  Amendment No. 1 to Credit Agreement, dated as of September 1, 1994, by and among                    (2)
         South Central Pool Supply, Inc. ("SCP Supply"), The First National Bank of Chicago,
         as agent, and various lenders from time to time party thereto.
    4.4  Amendment No. 2 to Credit Agreement, dated as of January 20, 1995, by and among                     (2)
         SCP Supply, The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.
    4.5  Amendment No. 3 to Credit Agreement, dated as of February 28, 1995, by and among                    (2)
         South Central Pool Supply, Inc., The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.
   10.1  Asset Purchase Agreement, dated as of December 31, 1993, by and among the                           (2)
         Company, SCP Acquisition Corp., and South Central Pool Supply, Inc.
   10.2  Registration Agreement, dated as of December 31, 1993, by and among the Company,                    (2)
         CHS, various management and outside investors, Berkeley Atlantic Income Limited,
         BG Services Limited, and PNC Equity Management Corp.
   10.3  Asset Purchase Agreement, dated as of January 4, 1994, by and between Aqua Fab                      (2)
         Industries, Inc. and South Central Pool Supply, Inc.
   10.4  Amendment No. 1 to Asset Purchase Agreement, dated as of January 7, 1994, by and                    (2)
         among Aqua Fab Industries, Inc. and South Central Pool Supply Industries, Inc.
   10.5  Amendment No. 2 to Asset Purchase Agreement, dated as of January 18, 1994, by and                   (2)
         among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.
   10.6  Amendment No. 3 to Asset Purchase Agreement, dated as of February 17, 1994, by and                  (2)
         among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.
   10.7  Asset Purchase Agreement, dated as of January 20, 1995, by and among Alliance                       (2)
         Packaging, Inc., York Chemical Corporation and Wexco Incorporated.
   10.8  Stock Purchase Agreement, dated as of February 15, 1995, by and among the Company,                  (2)
         Orcal Pool Supplies, Inc. and Ronald Hetzner.
   10.9  Agreement, dated as of March 31, 1992, by and between Wexco and W.B. Sexton.                        (2)
  10.10  Patent Assignment, dated as of January 20, 1995, between Wexco Incorporated and                     (2)
         Alliance Packaging, Inc.
  10.11  Management Agreement, dated as of December 31, 1993, by and between CHS                             (2)
         Management Limited Partnership, an Illinois limited partnership, and SCP Acquisition
         Corp.
  10.12  Management Agreement, dated as of February 28, 1995, by and between SCP Supply                      (2)
         and Ronald Hetzner.
  10.13  SCP Pool Corporation 1995 Stock Option Plan.*                                                       (2)
  10.14  Form of Individual Stock Option Agreement.*                                                         (2)
  10.15  Form of Convertible Subordinated Note dated as of December 31, 1993 issued by SCP                   (2)
         Holding Corp.
  10.16  Form of Junior Subordinated Note, dated as of December 31, 1993, issued by SCP                      (2)
         Holding Corp.

                                                                                                         Sequential
Exhibit                                                                                                     Page
Number                                    Document Description                                             Number
--------                                  --------------------                                           ----------
  10.17  Form of Executive Securities Agreement, dated as of December 31, 1993, among SCP                    (2)
         Holding Corp., Code Hennessy & Simmons Limited Partnership and certain executives.
  10.18  Form of Lease, dated as of February 28, 1995, by and between Ronald Hetzner and                     (2)
         South Central Pool Supply, Inc.
  10.19  Lease, dated as of November 8, 1993, by and between Northpark Alliance, LLC and                     (2)
         South Central Pool Supply, Inc.
  10.20  Lease, dated as of November 7, 1991, by and between St. Romain Children's Trust and                 (2)
         South Central Pool Supply, Inc.
 +10.21  Sales Agreement, dated as of October 1, 1993, between PPG Industries, Inc. and SCP                  (2)
         Supply.
  10.22  Asset Purchase Agreement, dated as of September 7, 1995, by and among SCP Supply,                   (3)
         Aman Enterprises, Inc., Stephen Aman and Walter Aman.
  10.23  Stock Purchase Agreement, dated as of November 10, 1995, by and among SCP                           (3)
         Supply, Steven Portnoff Corporation and Steven Portnoff
  10.24  Asset Purchase Agreement, dated as of December 12, 1995, by and among SCP Supply,                   (3)
         Pool Mart of Nevada, Inc., Robert Portnoff, Sarah Portnoff and Steven Portnoff
  10.25  SCP Pool Corporation 1996 Non-Employee Director Equity Incentive Plan*                              (3)
  10.26  Second Amended and Restated Credit Agreement, dated as of September 26, 1996,                       (4)
         among South Central Pool Supply, Inc., the First National Bank of Chicago and the
         Institutions party thereto as lenders
  10.27  Asset Purchase Agreement, dated as of September 26, 1996, among South Central Pool                  (4)
         Supply, Inc., SCP Pool Corporation, The B-L Network, Inc. and Bio-Lab, Inc.
  10.28  Asset Purchase Agreement, dated as of September 26, 1996, among Alliance                            (4)
         Packaging, Inc., SCP Pool Corporation, South Central Pool Supply, Inc. and Bio-Lab,
         Inc.
+ 10.29  Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP                     (4)
         Pool Corporation
+ 10.30  Supply Agreement, dated as of September 26, 1996, among Bio-Lab, Inc., South                        (4)
         Central Pool Supply, Inc., and SCP Pool Corporation
++10.31  Asset Purchase Agreement, dated as of November 13, 1997, among SCP Pool                             (5)
         Corporation, South Central Pool Supply, Inc., Bicknell Huston Distributors, Inc.,
         Pacific Industries, Inc. and Cookson America, Inc.
  10.32  Third Amended and Restated Credit Agreement, dated as of December 31, 1997, by and                  (6)
         among South Central Pool Supply, Inc., the institutions from time to time party thereto as lenders, LaSalle National Bank, as Agent and Co-Arranger and Hibernia National
         Bank as Co-Arranger.
  10.33  Amendment, dated December 31, 1997, to the Asset Purchase Agreement, dated as of                    (6)
         November 13, 1997, among SCP Pool Corporation, South Central Pool Supply, Inc.,
         Bicknell Huston Distributors, Inc., Pacific Industries, Inc. and Cookson America, Inc.
  10.34  SCP Pool Corporation 1998 Stock Option Plan*                                                        (1)
  10.35  Form of Stock Option Agreement under 1998 Stock Option Plan*
  10.36  SCP Pool Corporation Employee Stock Purchase Plan*                                                  (1)
  10.37  Amendment No. 1 to SCP Pool Corporation Employee Stock Purchase Plan*
  10.38  Asset Purchase Agreement, dated as of January 8, 1999, among South Central Pool
         Supply, Inc., Benson Pump Co., Benson Pump-Georgia, Inc., and J.K.K.T. Corp.

                                                                                               Sequential
Exhibit                                                                                           Page
Number                                    Document Description                                   Number
------                                    --------------------                                 ----------
     10.39  Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South
            Central Pool Supply, Inc. and Manuel J. Perez de la Mesa*
     21.1  Subsidiaries of the registrant.                                                          (6)
     23.1  Consent of Ernst & Young LLP
     27.1  Financial Data Schedule

____________
+    Confidential Treatment Granted.
++   Confidential Treatment Granted for portions of Exhibit C to this Agreement.
*    Management contract or compensatory plan or arrangement.
(1) Incorporated by reference to the respective exhibit to the Company's Definitive Proxy Statement on Schedule 14A, filed April 8, 1998.
(2) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-92738.
(3) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.
(4) Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.
(5) Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 333-40245.
(6) Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.