Form 10-Q
period 1999-03-31
SCP POOL CORP
filed 1999-05-14
CIK 945841

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO ________.


                          COMMISSION FILE NO.: 0-26640
                                               -------


                                SCP POOL CORPORATION
    -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


            DELAWARE                               36-3943363
--------------------------------          --------------------------
(State or other jurisdiction of              (I.R.S. Employer
incorporation or organization)               Identification No.)


           109 Northpark Boulevard, Covington, Louisiana      70433-5001
           ---------------------------------------------      ----------
             (Address of principal executive offices)         (Zip Code)


                                   504-892-5521
    ----------------------------------------------------------------------
              (Registrant's telephone number, including area code)


    ----------------------------------------------------------------------
   (former name, former address and former fiscal year, if changed since last report)

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

At April 30, 1999, there were 11,510,433 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                              SCP POOL CORPORATION


                               TABLE OF CONTENTS


Part I.  Financial Information                                              Page
                                                                            ----

      Item 1.  Financial Statements (Unaudited)

               Consolidated Balance Sheets - March 31, 1999
                 and December  31, 1998.....................................  1

               Consolidated Statements of Operations - Three
                 Months Ended March 31, 1999 and 1998.......................  2

               Consolidated Statements of Cash Flows -
                 Three Months Ended March 31, 1999 and 1998.................  3

               Notes to Consolidated Financial Statements -
                 March 31, 1999.............................................  4

      Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations................................  7

      Item 3.  Quantitative and Qualitative Disclosures About Market Risk... 15


Part II.  Other Information

      Items 1. - 6.......................................................... 17

                              SCP POOL CORPORATION

                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                                             MARCH 31,             DECEMBER 31,
                                                                                               1999                    1998
                                                                                            ----------             ---------
                                                                                            (Unaudited)              (Note)
ASSETS
Current assets:
 Cash and cash equivalents                                                                   $  3,578               $  4,911
 Receivables                                                                                   64,289                 34,609
 Inventory                                                                                    105,866                 69,377
 Prepaid expenses                                                                               1,075                  1,673
 Deferred income taxes                                                                          1,812                  1,600
                                                                                             -------------------------------
Total current assets                                                                          176,620                112,170

Property and equipment, net                                                                     6,745                  5,435
Goodwill, net                                                                                  48,143                 43,940
Other assets, net                                                                               5,263                  2,243
                                                                                             -------------------------------
Total assets                                                                                 $236,771               $163,788
                                                                                             ===============================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                                                            $ 84,379               $ 34,589
 Accrued expenses and other current liabilities                                                10,042                 10,909
 Current portion of long-term debt                                                              5,298                  5,000
                                                                                             -------------------------------
Total current liabilities                                                                      99,719                 50,498

Long-term liabilities:
   Deferred income taxes                                                                        3,827                  4,030
   Long-term debt, less current portion                                                        54,521                 28,696
                                                                                             -------------------------------
Total long-term liabilities                                                                    58,348                 32,726
                                                                                             -------------------------------
Total liabilities                                                                             158,067                 83,224
Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares authorized                                         -                      -
 Common stock, $.001 par value; 20,000,000 shares authorized; 11,496,931                           12                     12
  shares issued and outstanding
 Treasury stock                                                                                (2,678)                     -
 Additional paid-in capital                                                                    53,251                 52,516
 Retained earnings                                                                             28,149                 28,013
   Accumulated other comprehensive income                                                         (30)                    23
                                                                                             -------------------------------
Total stockholders' equity                                                                     78,704                 80,564
                                                                                             -------------------------------
Total liabilities and stockholders' equity                                                   $236,771               $163,788
                                                                                             ===============================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                     (In thousands, except per share data)

                                                                         THREE MONTHS ENDED
                                                                               MARCH 31,
                                                                       1999                 1998
                                                                   ---------------------------------
                                                                              (Unaudited)
Net sales                                                             $98,906             $73,988
Cost of sales                                                          76,151              58,041
                                                                   ---------------------------------
Gross profit                                                           22,755              15,947

Selling and administrative expenses                                    20,456              16,848
Goodwill amortization                                                     326                 255
                                                                   ---------------------------------
Operating income/(loss)                                                 1,973              (1,156)

Other income (expense):
  Interest expense                                                       (852)               (776)
  Amortization expense                                                   (316)               (210)
  Miscellaneous income                                                    274                 269
                                                                   ---------------------------------
                                                                         (894)               (717)
                                                                   ---------------------------------
Income/(loss) before income taxes                                       1,079              (1,873)
Income tax provision (benefit)                                            401                 693
                                                                   ---------------------------------
Income/(loss) before extraordinary item                                   678              (1,180)
Change in accounting principle, net of tax                               (544)                  -
                                                                   ---------------------------------
Net income/(loss)                                                     $   134             $(1,180)
                                                                   =================================

Net income/(loss) per share of common stock
  Basic:
  Income before change in accounting principle                        $   .06             $  (.10)
  Change in accounting principle                                      $   .05             $     -
                                                                   ---------------------------------
  Net income/(loss)                                                   $   .01             $  (.10)
                                                                   =================================

  Diluted:
  Income before change in accounting principle                        $   .06             $  (.10)
  Change in accounting principle                                      $   .05             $     -
                                                                   ---------------------------------
Net income/(loss)                                                     $   .01             $  (.10)
                                                                   =================================

Average shares outstanding:
  Basic                                                                11,613              11,612
                                                                   =================================
 Diluted                                                               11,908              11,612
                                                                   =================================

See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)

                                                                                         THREE MONTHS ENDED
                                                                                              MARCH 31,
                                                                                      1999                1998
                                                                                    ---------           --------
                                                                                              (Unaudited)
OPERATING ACTIVITIES
Net income/(loss) before change in accounting principle                             $    678            $ (1,180)
Adjustments to reconcile to net cash provided by/(used in)
 operating activities                                                                 (3,334)              2,404
                                                                                    --------            --------
Net cash (used in)/provided by operating activities                                   (2,656)              1,224

INVESTING ACTIVITIES
Acquisition of businesses, net of cash acquired                                      (21,823)            (21,687)
Purchase of property and equipment                                                      (981)               (511)
Proceeds from sale of property and equipment                                               -                 833
                                                                                    --------            --------
Net cash (used in) investing activities                                              (22,804)            (21,365)

FINANCING ACTIVITIES
Net borrowings of revolving loan                                                      27,075               5,400
Payments on long-term debt                                                              (952)             (1,000)
Issuance of common stock                                                                 735                  31
Purchase of Treasury stock                                                            (2,678)                  -
                                                                                    --------            --------
Net cash provided by financing activities                                             24,180               4,431

Effect of exchange rate changes on cash                                                  (53)                  -
                                                                                    --------            --------

Net decrease in cash                                                                  (1,333)            (15,710)
Cash and cash equivalents at beginning of period                                       4,911              22,296
                                                                                    --------            --------
Cash and cash equivalents at end of period                                          $  3,578            $  6,586
                                                                                    ========            ========
SUPPLEMENTAL CASH FLOW INFORMATION
Cash paid during the period for:
  Interest                                                                          $    775            $    503
                                                                                    ========            ========
  Income taxes, net of refunds                                                      $    280            $  1,108
                                                                                    ========            ========

See accompanying notes.

                              SCP POOL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                MARCH 31, 1999

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

The business of SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the "Company") is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. DESCRIPTION OF BUSINESS

As of March 31, 1999, the Company maintained 100 service centers in 34 states and 2 service centers in the United Kingdom from which it sells swimming pool equipment, parts and supplies to pool builders, retail stores, and service firms.

In January 1999, the Company acquired certain assets of Benson Pump Company (the "Benson Acquisition"), which distributed swimming pool supplies and related products through its 20 service centers in 16 states, for a cash purchase price of approximately $21.8 million (including payments related to a noncompete agreement). The Company consolidated 13 of these service center locations into the Company's existing service center locations. This acquisition was accounted for using the purchase method of accounting. In January 1999, the Company acquired the capital stock of Pratts Plastics Limited, which distributes swimming pool supplies through one service center in Essex, England under the trade name "The Swimming Pool Warehouse."

                              SCP POOL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)


3.  EARNINGS PER SHARE

Basic income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted income per common share equals net income plus the after tax interest incurred on the Company's convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes.

In July 1998, the Board of Directors declared a three-for-two stock split of the Company's common stock, which was paid in the form of a stock dividend on July 24, 1998 to the stockholders of record at the close of business on July 13, 1998. Accordingly, shares, per-share data and related capital amounts for all periods presented reflect the effects of this split.

In accordance with FAS 128, the Company has presented basic earnings per share, computed on the basis of the weighted average number of shares outstanding during the period, and diluted earnings per share, computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the year. A reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below for each of the periods ended March 31:

                                                    1999              1998
                                                ------------------------------
Numerator:
  Net income/(loss)                               $   134          $  (1,180)
  Adjustment for interest expense, net
   of tax, on convertible notes                         2                  2
                                                ------------------------------
  Numerator for diluted earnings per share        $   136          $  (1,178)
                                                ==============================

Denominator:
  Denominator for basic earnings per share--
     Weighted-average shares                       11,613             11,612
  Effect of dilutive securities:
     Stock options                                    148                134
     Convertible notes                                147                147
                                                ==============================
  Denominator for diluted earnings per share       11,908             11,893
                                                ==============================

Basic earnings per share                          $   .01            $  (.10)
                                                ==============================
Diluted earnings per share                        $   .01            $  (.10)
                                                ==============================

                              SCP POOL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
                                  (CONTINUED)



3.  CHANGE IN ACCOUNTING PRINCIPLE

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities". The Company adopted the SOP on January 1, 1999, and wrote-off the unamortized balance of start-up costs of $863,000, net of a $319,000 tax benefit, as a cumulative effect of an accounting change.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company was formed in December 1993 to acquire substantially all of the assets and assume certain liabilities of its predecessor. From its inception in 1980 through the end of 1993, the Company's predecessor increased its sales by opening new service center locations and by increasing sales to new and existing customers. From January 1990 to March 1999, the Company expanded from 8 service centers in 6 states to 100 service centers in 34 states and 2 service centers in the United Kingdom, primarily through acquisitions. In January 1999, the Company acquired for a purchase price of approximately $21.8 million (including payments related to a noncompete agreement) substantially all of the assets of Benson Pump Company, which distributed swimming pool supplies and related products through its 20 service centers in 16 states. The Company consolidated 13 of these service center locations into the Company's existing service center locations.

The Company derives its revenues primarily from the sale of swimming pool, equipment, parts and supplies and related products, including chemicals, cleaners, packaged pools and liners, filters, heaters, pumps, lights, repair parts and other equipment required to build, maintain, install and overhaul residential and small commercial swimming pools. The Company sells its products primarily to swimming pool remodelers and builders, independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small, family owned businesses with relatively limited capital resources. The Company maintains a strict credit policy. Losses from customer receivables have historically been within management's expectations.

The swimming pool supply industry is affected primarily by the existing installed base of 6-7 million pools in the United States and other factors, including general economic conditions, consumer discretionary spending, new housing construction, weather and consumer attitudes towards pool products. Although management believes that the Company's geographic diversity could mitigate the effect of a regional economic downturn and that the continuing maintenance and repair needs for existing swimming pools could mitigate the effect of a general economic downturn, there can be no assurance that the Company's results of operations and expansion plans would not be materially adversely affected by any such downturns.

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

markets serviced by the Company, particularly California, Florida, Texas and Arizona, tend to be more competitive than others. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company's gross margins and operating results.

RESULTS OF OPERATIONS

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such period.

                                                 THREE MONTHS ENDED
                                                        MARCH 31,
                                                  1999            1998
                                               ------------------------
        Net sales                                100.0%          100.0%
        Cost of sales                             77.0            78.4
                                               ------------------------
        Gross profit                              23.0            21.6
        Selling and administrative expenses       20.7            22.8
        Goodwill amortization                       .3              .3
                                               ------------------------
        Operating income/(loss)                    2.0            (1.5)

        Other income (expense):
         Interest expense                          (.9)           (1.1)
         Amortization expense                      (.3)            (.3)
         Miscellaneous                              .3              .4
                                               ------------------------
        Income (loss) before income taxes
         and extraordinary item                    1.1%           (2.5)%
                                               ========================


The following discussions compare the results of operations of the Company for the three month periods ended March 31, 1999 and March 31, 1998.

Three Months Ended March 31, 1999 Compared to Three Months Ended March 31, 1998

Net sales increased by $24.9 million, or 33.6%, to $98.9 million in the three months ended March 31, 1999 from $74.0 million in the comparable 1998 period. This increase was primarily due to sales at service centers acquired in 1998 and 1999, sales at newly opened service centers, and sales at existing service centers. An increase in comparable

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


RESULTS OF OPERATIONS (CONTINUED)

service center sales of 21.0% accounted for $11.6 million of the increase, and sales attributable to acquired service centers accounted for $9.8 million of the increase. The balance of the increase was attributable to sales at new service centers opened less than 15 months.

Gross profit increased by $6.8 million, or 42.8%, to $22.7 million in the three months ended March 31, 1999 from $15.9 million in the comparable 1998 period. An increase in some store gross profit margin of 26.6% accounted for $3.2 million of the increase. Gross profit as a percentage of net sales increased by approximately 1.4% to 23.0% in the 1999 period from 21.6% in the 1998 period. The increase in margin is attributable to the higher margins realized in 1999 across all divisions of SCP when compared to the prior year. The same store gross profit margin as a percentage of sales increased by 1.1% compared to the same quarter last year.

Operating expenses increased by $3.7 million, or 21.6%, to approximately $20.8 million for the three months ended March 31, 1999 from $17.1 million in the comparable period in 1998. This increase is attributable to increases in salaries, occupancy expense, and other costs associated with new service centers, and the payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percent of net sales declined during this period to 21.0% in 1999 from 23.1% in 1998 as a result of the Company's ability to leverage its cost structure across a larger revenue base and the elimination in 1999 of overhead costs associated with Bicknell Huston Distributors, Inc.

Interest and other expense increased to $0.9 million in the three months ended March 31, 1999 from $0.7 million in the comparable 1998 period. The increase reflects higher interest and amortization expense primarily attributable to the Benson Acquisition.


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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

The Company experiences a build-up of inventory and accounts payable during the first and second quarters of the year in anticipation of the peak swimming pool selling season. The Company's peak borrowing occurs during the second quarter, primarily because dated accounts payable offered by the Company's suppliers typically are payable in April, May and June, while the Company's peak accounts receivable collections typically occur in June, July and August.

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

To encourage preseason orders, the Company, like many other swimming pool supply distributors, utilizes preseason sales programs, which provide for extended dating terms and other incentives to its customers. Some of the Company's suppliers also offer extended dating terms on certain products to the Company for preseason or early season purchases. In offering extended dating terms to its customers and accepting extended dating terms from its suppliers, the Company effectively finances a portion of its receivables with extended payables.

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions, if any. The Company attempts to open its new stores at the end of the third quarter or the beginning of the fourth quarter to take advantage of preseason sales programs and the following peak season.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)


SEASONALITY AND QUARTERLY FLUCTUATIONS (CONTINUED)

The following table sets forth certain unaudited quarterly data for 1998 and the first quarter for 1999 which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.



                                                  1999                                   1998
                                               --------        -----------------------------------------------------------
                                                  1ST             1ST              2ND             3RD              4TH
                                                QUARTER         QUARTER          QUARTER         QUARTER          QUARTER
                                               --------        --------         --------        ---------        ---------
                                                                          (Dollars in thousands)
Net sales                                       $98,906         $73,988         $178,450         $133,883          $71,277
Gross profit                                     22,755          15,947           41,815           30,051           14,726
Operating income (loss)                           1,973          (1,156)          20,554           10,017           (4,030)
Net sales as a percentage of annual
 net sales                                         N/A               16%              39%              29%              16%

Gross profit as a percentage of
 annual gross profit                               N/A               16%              41%              29%              14%

Operating income as a percentage of
 annual operating income                           N/A               (4)%             81%              39%             (16)%



LIQUIDITY AND CAPITAL RESOURCES

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under the Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under the Senior Loan Facility, together with cash flow from operations and seller financing have historically been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of March 31, 1999, the Company had approximately $20.5 million available for borrowing under the Senior Loan Facility, the only additional credit source currently available to the Company.

During the three months ended March 31, 1999, the Company borrowed $27.0 million to meet seasonal working capital requirements and made scheduled principal payments of $1.2 million required under its Senior Loan Facility.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)



LIQUIDITY AND CAPITAL RESOURCES (CONTINUED)

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent bank's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or
(ii) LIBOR plus a margin ranging from 0.75% to 2.0%, in each case depending on the Company's leverage ratio. Substantially all of the assets of South Central Pool Supply, Inc., including the capital stock of its wholly owned subsidiaries, secure the obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures. As of March 31, 1999, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

With the exception of the acquisition of Bicknell Huston Distributors, Inc. (which was financed through issuance of common stock to the public), the Company's acquisitions have been financed primarily by borrowings under the Senior Loan Facility and seller financing. To finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).


Year 2000 Issue

The Company utilizes and relies upon computer technology in many facets of its operations, including its inventory and order information systems, the internal and external reporting of financial and operating information and other systems and equipment, such as telephones and security systems. The Company is currently continuing the process it initiated in 1997 of identifying and remediating computer systems and other equipment which will not be Year 2000 compliant when handling date-related data beyond the twentieth century.

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

hardware and software under a testing program. A portion of the testing was conducted during the fourth quarter of 1998, and those tests did not identify any areas of Year 2000 noncompliance. The Company has been working with consultants during the first quarter of 1999 to develop additional testing procedures, and the Company expects to perform such procedures during the second and third quarters of 1999. The Company expects to work to remediate any Year 2000 noncompliance as such noncompliance is identified as a result of the testing program. The Company is near completion of the process of collecting information from each of its service centers regarding all other devices, such as personal computers, telephones, security systems, and office and warehouse equipment which may have "embedded" microprocessors utilizing date information. The assessment, testing, and any necessary remediation of such equipment is expected to be complete by September 1999. If the assessment, testing, and remediation steps described above are not accomplished in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

The Company is communicating with its major suppliers and service providers and certain large customers regarding their compliance with Year 2000 requirements. The Company has sent out questionnaires to certain suppliers and service providers to identify potential problems and assess the compliance efforts undertaken by these parties. The Company has received responses from a majority of such parties. Since most of the responses indicated that efforts to comply with Year 2000 requirements are ongoing, further communications with the Company's major suppliers and service providers has been required. There can be no assurances that the systems of third parties will be made compliant in a timely manner and will not have an adverse effect on the Company.

Costs to Address the Year 2000 Issue - In 1998, the Company incurred costs of $300,000 to upgrade certain data communications equipment. The Company believes that this data communications upgrade would have been required in the normal course, but the Company accelerated the timing of this upgrade in part to improve its Year 2000 readiness. During the second quarter of 1999, the Company will be upgrading its main system's server for a total cost of approximately $700,000. The Company believes this cost is, for the most part, not directly related to Year 2000 issues, but the upgrade enhances Year 2000 readiness through improvements to the operating system software. Because it is still in the assessment phase in some areas, the Company does not yet have an estimate on its Year 2000 assessment, testing, and remediation costs for all systems and equipment, but based on current information the Company believes that such costs are not likely to have a material adverse effect on the Company's business, financial condition or operating results. Management anticipates funding the costs to address the Year 2000 issue with cash generated from operations and from borrowing capacity under the Senior Loan Facility.

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

Contingency Plans - The Company's Year 2000 initiative includes the development of contingency plans to address failures of significant portions of the Company's systems or failures by third parties who provide goods or services essential to the Company's business to address their Year 2000 issues. The Company has been working with consultants to develop such plans and expect to conclude the development of these contingency plans during the third quarter of 1999.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK



INTEREST RATE RISK

As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company's earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company's Senior Loan Facility were to increase by 1% from the rate at December 31, 1998; (ii) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 1999, and (iii) the Company made all required payments of principal ($5 million) in 1999, solely as a result of the increase in interest rates, then the Company's interest expense would increase, resulting in a $292,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

FOREIGN EXCHANGE RISK

The Company has two subsidiaries located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the British pound may positively or negatively impact the Company's revenues, operating expenses and earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 1999.


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (ii) the sensitivity of the swimming pool supply business to cool or rainy weather; (iii) the intense competition and low barriers to entry in the swimming pool supply industry; (iv) the Company's ability to obtain financing on satisfactory terms and the degree to which Company is leveraged; (v) the sensitivity of the swimming pool supply business to general economic conditions; (vi) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; (vii) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage of chemicals sold by the Company; (viii) Year 2000 issues; and (ix) the other factors discussed in the Company's filings with the Securities and Exchange

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK
                                  (CONTINUED)


CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" (CONTINUED)

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

               None.

                                   SIGNATURE



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                SCP POOL CORPORATION
                                                --------------------



DATE: May 14, 1999            BY: /s/ Craig K. Hubbard
     ---------------------       -----------------------------------------
                                Craig K. Hubbard, Chief Financial Officer,
                                Treasurer and Secretary and duly authorized
                                signatory on behalf of the Registrant