Form 10-Q
period 1999-06-30
SCP POOL CORP
filed 1999-08-12
CIK 945841

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999 OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO
     ____________.


                         COMMISSION FILE NO.: 0-26640
                                              -------


                             SCP POOL CORPORATION
                             --------------------
            (Exact name of registrant as specified in its charter)

           DELAWARE                                              36-3943363
           --------                                              ----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

  109 Northpark Boulevard, Covington, Louisiana                  70433-5001
------------------------------------------------                 ----------
    (Address of principal executive offices)                     (Zip Code)

                                 504-892-5521
                                 ------------
             (Registrant's telephone number, including area code)


________________________________________________________________________________
  (former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. YES  X     NO _______
                                       ---

At August 12, 1999, there were 11,552,648 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

                             SCP POOL CORPORATION


                               TABLE OF CONTENTS


Part I.   Financial Information                                                              Page
                                                                                             ----
          Item 1.   Financial Statements

                    Consolidated Balance Sheets - June 30, 1999
                      (Unaudited) and December  31, 1998................................        1

                    Consolidated Statements of Operations (Unaudited) -Three
                      Months Ended June 30, 1999 and 1998 and Six Months Ended
                      June 30, 1999 and 1998............................................        2

                    Consolidated Statements of Cash Flows (Unaudited) -
                      Six Months Ended June 30, 1999 and 1998...........................        3

                    Notes to Consolidated Financial Statements (Unaudited) -
                      June 30, 1999.....................................................        4

          Item 2.   Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.........................................        6

          Item 3.   Quantitative and Qualitative Disclosures
                      About Market Risk.................................................       14

Part II.  Other Information

          Items 1. - 6. ................................................................       15

                             SCP POOL CORPORATION
                          CONSOLIDATED BALANCE SHEETS

                       (In thousands, except share data)

                                                                June 30,      December 31,
                                                                 1999             1998
                                                              -----------     ------------
                                                              (Unaudited)        (Note)
Assets
Current assets:
 Cash and cash equivalents                                   $      7,794     $     4,911
 Receivables                                                       91,553          34,609
 Inventory                                                         89,316          69,377
 Prepaid expenses                                                     739           1,673
 Deferred income taxes                                              2,078           1,600
                                                             ----------------------------
Total current assets                                              191,480         112,170
Property and equipment, net                                         6,538           5,435
Goodwill, net                                                      48,386          43,940
Other assets, net                                                   4,536           2,243
                                                             ----------------------------
Total assets                                                 $    250,940     $   163,788
                                                             ============================

Liabilities and stockholders' equity
Current liabilities:
 Accounts payable                                            $     67,308     $    34,589
 Accrued and other current liabilities                             23,388          10,909
 Current portion of long-term debt                                  5,305           5,000
                                                           ------------------------------
Total current liabilities                                          96,001          50,498
Long-term liabilities:
 Deferred income taxes                                              3,827           4,030
 Long-term debt, less current portion                              55,421          28,696
                                                             ----------------------------
Total long-term liabilities                                        59,248          32,726
                                                             ----------------------------
Total liabilities                                                 155,249          83,224
Stockholders' equity:
 Preferred stock, $.01 par value; 100,000 shares
  authorized                                                                            -
 Common stock, $.001 par value; 20,000,000 shares
  authorized; 11,547,559 and 11,639,434 shares issued
  and outstanding in 1999 and 1998, respectively                       11              12
Treasury stock                                                     (2,678)              -
Additional paid-in capital                                         54,359          52,516
Retained earnings                                                  44,029          28,013
   Accumulated other comprehensive income                             (30)             23
                                                             ----------------------------
   Total stockholders' equity                                      95,691          80,564
                                                             ----------------------------
Total liabilities and stockholders' equity                   $    250,940     $   163,788
                                                             ============================

Note: The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes.

                             SCP POOL CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                           Three Months Ended               Six Months Ended
                                                June 30,                        June 30,
                                         1999             1998            1999            1998
                                        -------        ---------        --------        --------
                                            (Unaudited)                     (Unaudited)
Net sales                               $225,125       $ 178,450       $324,031        $ 252,438
Cost of sales                            170,479         136,635        246,630          194,676
                                        --------------------------------------------------------
Gross profit                              54,646          41,815         77,401           57,762

Selling and
 administrative expenses                  26,394          21,006         46,850           37,854
Goodwill amortization                        326             255            652              510
                                        --------------------------------------------------------
Operating income                          27,926          20,554         29,899           19,398

Other income (expense):
 Interest expense                           (920)         (1,084)        (1,772)          (1,860)
 Amortization expense                       (757)           (213)        (1,073)            (423)
 Miscellaneous income                     (1,037)            161           (763)             430
                                        --------------------------------------------------------
                                          (2,714)         (1,136)        (3,608)          (1,853)
                                        --------------------------------------------------------
Income before income taxes                25,212          19,418         26,291           17,545
Income tax provision                       9,335           7,185          9,736            6,492
Income before change in
 accounting principle                     15,877          12,233         16,555           11,053
Change in accounting
 principle, net of tax                         -               -           (544)               -
                                        --------------------------------------------------------
Net income                              $ 15,877       $  12,233       $ 16,011        $  11,053
                                        ========================================================

Net income per share of
 common stock:
 Basic:
 Income before change in
  accounting principle                  $   1.38       $    1.05       $   1.43        $     .95
 Change in accounting principle                -               -            .05                -
                                        --------------------------------------------------------
 Net income                             $   1.38       $    1.05       $   1.38        $     .95
                                        ========================================================
 Diluted:
 Income before change
 in accounting principle                $   1.34       $    1.03       $   1.39        $     .93
 Change in accounting principle                -               -            .04                -
                                        --------------------------------------------------------
 Net income                             $   1.34       $    1.03       $   1.35        $     .93
                                        ========================================================

Average shares outstanding:
 Basic                                    11,513          11,625         15,562           11,619
                                        ========================================================
 Diluted                                  11,872          11,926         11,890           11,910
                                        ========================================================

                            See accompanying notes.

                              SCP POOL CORPORATION

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (In thousands)



                                                         Six Months Ended
                                                             June 30,
                                                        1999           1998
                                                  --------------   -----------
                                                           (Unaudited)
Operating activities
Net income                                              $ 16,555      $ 11,053
Adjustments to reconcile net income to net cash
 provided by (used in) operating activities               15,859       (29,216)
                                                  ----------------------------
Net cash provided by (used in) operating                     696       (18,163)
 activities

Investing activities
Acquisition of businesses                                (22,577)      (22,902)
Purchase of property and equipment                        (2,080)       (1,225)
Proceeds from sale of property and equipment                 702           852
                                                  ----------------------------
Net cash used in investing activities                    (23,955)      (23,275)

Financing activities
Net borrowings on revolving loan                          27,975        23,650
Payments on long-term debt                                  (945)       (2,876)
Issuance of common stock                                   1,843            95
Purchase of Treasury Stock                                (2,678)            -
                                                  ----------------------------
Net cash provided by financing activities                 26,195        20,869

Effect of exchange rate changes on cash                      (53)            -

Net increase (decrease) in cash                            2,883       (20,569)
Cash and cash equivalents at beginning of period           4,911        22,296
                                                  ----------------------------
Cash and cash equivalents at end of period              $  7,794      $  1,727
                                                  ============================


Supplemental cash flow information
Cash paid during the period for:
 Interest                                               $  1,682      $  1,502
                                                  ============================
 Income taxes                                           $  1,344      $    519
                                                  ============================



See accompanying notes.

                              SCP POOL CORPORATION

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                 JUNE 30, 1999


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

The Company's business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Operating results for the three-month or six-month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2.   Description of Business

As of June 30, 1999, the Company maintained 100 service centers in 34 states and 2 service centers in the United Kingdom from which it sells swimming pool equipment, parts and supplies to pool builders, retail stores, and service firms.

In January 1999, the Company acquired certain assets of Benson Pump Company (the "Benson Acquisition"), which distributed swimming pool supplies and related products through its 20 service centers in 16 states, for a cash purchase price of approximately $21.8 million (including payments related to a noncompete agreement). The Company consolidated 13 of these service center locations into the Company's existing service center locations. This acquisition was accounted for using the purchase method of accounting. In January 1999, the Company acquired the capital stock of Pratts Plastics Limited, which distributed swimming pool supplies through one service center in Essex, England under the trade name "The Swimming Pool Warehouse."

                             SCP POOL CORPORATION
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS UNAUDITED
                                  (CONTINUED)



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

4.  Change in Accounting Principle

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Company derives its revenues primarily from the sale of swimming pool equipment, parts and supplies and related products, including chemicals, cleaners, packaged pools and liners, filters, heaters, pumps, lights, repair parts and other equipment required to build, maintain, install and overhaul residential and small commercial swimming pools. The Company sells its products primarily to swimming pool remodelers and builders, independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small, family owned businesses with relatively limited capital resources. The Company maintains a strict credit policy. Losses from customer receivables have historically been within management's expectations.

The principal components of the Company's expenses include the cost of products purchased from manufacturers and sold during the year and operating expenses, which are primarily related to labor, occupancy, marketing, and selling and administrative expense.

Results of Operations

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such period.

                                        Three Months Ended             Six Months Ended
                                             June 30,                      June 30,
                                        1999           1998          1999           1998

Net sales                              100.00%        100.0%        100.0%          100.0%
Cost of sales                            75.7          76.6          76.1            77.1
                              -----------------------------------------------------------
Gross profit                             24.3          23.4          23.9            22.9
Selling and administrative
 expenses                                11.7          11.8          14.5            15.0
Goodwill amortization                      .2            .1            .2              .2
                              -----------------------------------------------------------
Operating income                         12.4          11.5           9.2             7.7

Other income (expense):
 Interest expense                         (.4)          (.6)          (.5)            (.7)
 Amortization expense                     (.3)          (.1)          (.3)            (.2)
 Miscellaneous                            (.5)           .1           (.2)             .2
                              -----------------------------------------------------------

Income before income taxes
 and change in accounting
  principle                              11.2%         10.9%          8.2%            7.0%
                              -----------------------------------------------------------

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Results of Operations (continued)

The following discussions compare the results of operations of the Company for the three month and six month periods ended June 30, 1999 and 1998.

Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

Net sales increased by $46.7 million, or 26.2%, to $225.1 million in the three months ended June 30, 1999 from $178.4 million in the comparable 1998 period. Service centers acquired in the Benson Acquisition in 1999 contributed $10.6 million, service centers acquired in the United Kingdom contributed $3.8 million, while an increase of approximately 15.7% in sales at service centers open at least 15 months contributed $22.9 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased by $12.8 million, or 30.6%, to $54.6 million in the three months ended June 30, 1999 from $41.8 million in the comparable 1998 period. An increase in same store gross profit margin of 19.7% accounted for $6.7 million of the increase. Gross profit as a percentage of net sales increased 0.9% to 24.3% in the 1999 period from 23.4% in the 1998 period. The increase in margin is attributable to the higher margins realized in 1999 across all divisions.
The same store gross profit margin as a percentage of sales increased by 0.8% compared to the same quarter last year.

Operating expenses increased by $5.5 million, or 25.9%, to $26.7 million in the three months ended June 30, 1999 from $21.2 million in the comparable 1998 period. This increase reflects an additional $1.3 million of operating expenses incurred at service centers acquired in the Benson acquisition and from NorCal Limited and the foreign market. The remaining increase reflects salaries, occupancy expense, and other costs associated with new service centers and the payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales remained unchanged at 11.9% in the 1999 period compared to the 1998 period.

Interest and other expenses increased by $1.6 million, or 145.5%, to $2.7 million in the three months ended June 30, 1999 from $1.1 million in the comparable 1998 period. The increase is primarily attributable to the write off of $1.2 million related to computer equipment replaced in connection with improvements to the Company's information system and Year 2000 efforts.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Results of Operations (continued)

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998.

Net sales increased by $71.6 million, or 28.4%, to $324.0 million in the six months ended June 30, 1999 from $252.4 million in the comparable 1998 period. Service centers acquired in the Benson Acquisition in 1999 contributed $13.4 million, service centers acquired in the foreign market contributed $6.1 million, while an increase of approximately 17.1% in sales at service centers open at least 15 months contributed $34.5 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased by $19.7 million, or 34.1% to $77.4 million in the six months ended June 30, 1999 from $57.8 million in the comparable 1998 period. An increase in same store gross profit margin of 21.9% accounted for $10.1 million of the increase. Gross profit as a percentage of net sales increased 1.0% to 23.9% in the 1999 period compared to 22.9% in the 1998 period. The increase in margin is attributable to the higher margins realized in 1999 across all divisions. The same store gross profit margin as a percentage of sales increased by 1.0% compared to the same period last year.

Operating expenses increased by $9.1 million, or 23.7%, to $47.5 million in the six months ended June 30, 1999 from $38.4 million in the comparable 1998 period. This increase reflects an additional $2.2 million of operating expenses incurred at service centers acquired from Benson Pump and the foreign market. The remaining increase is reflective of salaries, occupancy expense, and other costs associated with new service centers and the payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of sales decreased 0.5% to 14.7% in the 1999 period compared to 15.2% in the 1998 period.

Interest and other expenses increased $1.7 million to $3.6 million in the six months ended June 30, 1999 from $1.9 million in the comparable 1998 period. The increase is primarily attributable to the write off of $1.2 million related to computer equipment replaced in connection with improvements to the company's information system and Year 2000 efforts.

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

The principal external factor affecting the Company's business is weather. Hot weather can increase purchases of chemicals and supplies and pool installations. Unseasonably cool weather or extraordinary amounts of rainfall during the peak sales season can decrease purchases of chemicals and supplies and pool installations. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company's sales.

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

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions, if any. The Company attempts to open its new stores during the fourth quarter or the beginning of the first quarter of the subsequent year to take advantage of preseason sales programs and the peak season.

The following table sets forth certain unaudited quarterly data for 1998 and the first two quarters for 1999 which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

                                                 1999                                        1998
                                        ------------------------------------------------------------------------------------
                                              1st            2nd           1st            2nd           3rd             4th
                                          Quarter        Quarter       Quarter        Quarter       Quarter         Quarter
                                        ------------------------------------------------------------------------------------
                                        (Dollars in thousands)                      (Dollars in thousands)
Net sales                                 $98,906       $225,125        $73,988      $178,450      $133,883         $71,277
Gross profit                               22,755         54,646         15,947        41,815        30,051          14,726
Operating income (loss)                     1,973         27,926         (1,156)       20,554        10,017          (4,030)

Net sales as a percentage of annual           N/A            N/A             16%           39%           29%             16%
 net sales
Gross profit as a percentage of
 annual gross profit                          N/A            N/A             16%           41%           29%             14%

Operating income as a percentage of
 annual operating income                      N/A            N/A             (4)%          81%           39%            (16)%

Liquidity and Capital Resources

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under its Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of June 30, 1999, the Company had approximately $19.5 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company.

During the six months ended June 30, 1999, the Company borrowed $28.0 million to meet seasonal working capital requirements and made scheduled principal payments of $1.2 million required under its Senior Loan Facility.

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

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Liquidity and Capital Resources (continued)

As of June 30, 1999, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility matures on December 31, 2002.

With the exception of the acquisition of the assets of Bicknell Huston Distributors, Inc. (which was financed through issuance of common stock to the public), the Company's acquisitions have been financed primarily by borrowings under its credit facilities and seller financing. To finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

Year 2000 Issue

The Company utilizes and relies upon computer technology in many facets of its operations, including its inventory and order information systems, the internal and external reporting of financial and operating information and other systems and equipment, such as telephones and security systems. The Company is currently continuing its Year 2000 compliance program, which it initiated in 1997.

State of Readiness - The Company's core accounting and information systems date calculations are based on consecutively numbered days, and not the "month-date-year" format which is more vulnerable to Year 2000 problems. The Company's hardware and software system vendors have assured the Company that its systems are able to correctly function beyond 1999 when handling date-related data. To verify the assurances of third-party hardware and software vendors regarding Year 2000 issues, the Company has been testing its hardware and software under a testing program. A portion of the testing program was conducted during the fourth quarter of 1998, and those tests did not identify any areas of Year 2000 noncompliance. The Company worked with consultants during the first and second quarter to develop additional testing procedures, and the Company will execute such procedures during the third quarter of 1999. The Company will work to remediate any Year 2000 noncompliance as such noncompliance is identified as a result of the testing program.

The Company has completed the process of collecting information from each of its service centers regarding all other devices, such as personal computers, telephones, security systems, and office and warehouse equipment which may have "embedded" microprocessors utilizing date information. The testing and any necessary remediation of such equipment is expected to be complete by September 1999.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Year 2000 (continued)

If the testing and remediation steps described above are not accomplished in a timely manner, the Year 2000 issue could have a material impact on the Company's operations.

The Company is still communicating with its major suppliers and service providers regarding their compliance with Year 2000 requirements. The Company has sent out questionnaires to crucial suppliers and service providers to identify potential problems and assess the compliance efforts undertaken by these parties. The Company has received responses from a majority of such parties. Most of the responses indicated that efforts to comply with Year 2000 requirements are ongoing, so further communications with the Company's major suppliers and service providers have been required. There can be no guarantee that the systems of third parties will be made compliant in a timely manner and that noncompliance of third parties will not have an adverse effect on the Company.

Costs to Address the Year 2000 Issue - The Company has incurred costs of $330,000 to upgrade certain data communications equipment, including the Company's e-mail system. The Company believes that this data communications upgrade would have been required in the normal course, but the Company accelerated the timing of this upgrade in part to improve its Year 2000 readiness.

During the second quarter of 1999, the Company upgraded the main system server for a total cost of $700,000. The Company believes this cost is, for the most part, not directly related to Year 2000 issues, but the new server was validated to contain Year 2000 operating system code. The Company has completed its risk assessment phase for all systems and equipment. Based on current information, the Company believes that the costs associated with additional testing and remediation are not likely to have a material adverse effect on the Company's business, financial condition or operating results. Management anticipates funding the costs to address the Year 2000 issue with cash generated from operations and from borrowing capacity under the Senior Loan Facility.

Risks Presented by the Year 2000 Issue - There may be unanticipated delays in completing the Company's planned Year 2000 remediation, and as the process of testing the systems proceeds, the Company may identify additional system functions that present a Year 2000 risk. In addition, if any third parties who provide goods or services essential to the Company's business activities fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition, or operating results. For example, a Year 2000 related disruption on the part of the financial institutions which process the Company's transactions could have a material adverse effect on the Company's business, financial condition or operating results.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (CONTINUED)

Year 2000 (continued)

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

                   QUANTITATIVE AND QUALITATIVE DISCLOSURES
                               ABOUT MARKET RISK

Interest Rate Risk

As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company is exposed to changes in short-term interest rates. If (a) the variable rates on the Company's Senior Loan Facility were to increase by 1% from the rate at December 31, 1998;
(b) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 1999, and (c) the Company made all required payments of principal ($5 million) in 1999, solely as a result of the increase in interest rates, then the Company's interest expense would increase, resulting in a $287,000 decrease in net income, assuming an effective tax rate of 37%. The fair value of the Company's Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

Foreign Exchange Risk

The Company has two service centers located in the United Kingdom for which the functional currency is the British pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British pound/U.S. dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. dollar to the British pound may positively or negatively impact the Company's revenues, operating expenses and earnings; however, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 1999.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

With the exception of historical matters, the matters discussed in this Form 10-Q are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the sensitivity of the swimming pool supply business to cool or rainy weather; (ii) the intense competition and low barriers to entry in the swimming pool supply industry; (iii) the Company's ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (iv) the sensitivity of the swimming pool supply business to general economic conditions;
(v) the Company's ability to obtain financing on satisfactory terms and the degree to which Company is leveraged; (vi) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage of chemicals sold by the Company; (vii) Year 2000 issues; (viii) the Company's ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; and (ix) the other factors discussed in the Company's filings with the Securities and Exchange Commission. Such factors could affect the Company's actual results and could cause such results to differ materially from the Company's expectations described above.

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

                                                SCP POOL CORPORATION
                                                --------------------



DATE:  August 12, 1999          BY: /s/ CRAIG K. HUBBARD
                                ------------------------------------------------
                                Craig K. Hubbard, Chief Financial Officer,
                                Treasurer and Secretary and duly authorized
                                signatory on behalf of the Registrant