Form 10-Q
period 1999-09-30
SCP POOL CORP
filed 1999-11-09
CIK 945841

SCP POOL CORPORATION

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of registrant as specified in its charter)
DELAWARE	36-3943363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
109 Northpark Boulevard, Covington, Louisiana	70433-5001
(Address of principal executive offices)	(Zip Code)

504-892-5521

(Registrant's telephone number, including area code)

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

At November 8, 1999, there were 11,393,698 outstanding shares of the Registrant's Common Stock, $.001 par value per share.

SCP POOL CORPORATION

SCP POOL CORPORATION

CONSOLIDATED BALANCE SHEETS
(In thousands, $'s, except share data)
(Unaudited)

		(note)
	September 30, 1999	December 31, 1998

Assets
Current assets:
Cash and cash equivalents	615	4,911
Receivables, net	60,073	34,609
Inventory, net	69,693	69,377
Prepaid expenses	686	1,673
Deferred income taxes	2,090	1,600

Total current assets	133,157	112,170
Property and equipment, net	6,379	5,435
Goodwill, net	48,353	43,940
Other assets, net	5,058	2,243

Total assets	192,947	163,788

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	27,801	34,589
Accrued and other current liabilities	21,270	10,909
Current portion of long-term debt	5,000	5,000

Total current liabilities	54,071	50,498
Long-term liabilities:
Deferred income taxes	3,827	4,030
Long-term debt, less current portion	34,021	28,696

Total long-term liabilities	37,848	32,726

Total liabilities	91,919	83,224
Stockholders' equity:
Preferred stock, $.01 par value; 100,000 shares authorized	0	0
Common stock, $.001 par value; 20,000,000 shares
authorized; 11,391,448 and 11,639,434 shares issued
and outstanding in 1999 and 1998, respectively	11	12
Treasury stock	(6,231)	0
Additional paid-in capital	55,140	52,516
Retained earnings	52,076	28,013
Accumulated other comprehensive income	32	23

Total stockholders' equity	101,028	80,564

Total liabilities and stockholders' equity	192,947	163,788

Note:	The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.
See accompanying notes.

SCP POOL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
($'s, except shares outstanding)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Net sales	163,325	133,883	487,356	386,321
Cost of sales	124,734	103,832	371,364	298,508

Gross profit	38,591	30,051	115,992	87,813

Selling and administrative expenses	24,583	19,755	71,433	57,609
Goodwill amortization	416	279	1,068	789

Operating income	13,592	10,017	43,491	29,415

Other income (expense):
Interest expense	(751)	(1,012)	(2,524)	(2,872)
Amortization expense	(232)	(212)	(1,305)	(635)
Miscellaneous income	269	339	(494)	769

	(714)	(885)	(4,323)	(2,738)

Income before income taxes and change in accounting principle	12,878	9,132	39,168	26,677
Income tax provision	4,827	3,312	14,563	9,804

Income before change in accounting principle	8,051	5,820	24,605	16,873
Change in accounting principle, net of tax	0	0	(544)	0

Net income	8,051	5,820	24,061	16,873

Net income per share of common stock:
Basic:
Income before change in accounting principle	0.70	0.50	2.13	1.45
Change in accounting principle	0.00	0.00	(0.05)	0.00

Net income	0.70	0.50	2.08	1.45

Diluted:
Income before change in accounting principle	0.67	0.49	2.07	1.42
Change in accounting principle	0.00	0.00	(0.05)	0.00

Net income	0.67	0.49	2.02	1.42

Average shares outstanding:
Basic	11,522	11,630	11,549	11,622

Diluted	11,937	11,911	11,905	11,912

SCP POOL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, $'s)
(Unaudited)

	Nine Months Ended September 30,
	1999	1998

Operating activities
Net income	24,061	16,873
Adjustments to reconcile net income to net cash provided by operating activities	(5,481)	(11,201)

Net cash provided by operating activities	18,580	5,672

Investing activities
Acquisition of businesses	(22,907)	(29,595)
Purchase of property and equipment	(2,407)	(1,476)
Proceeds from sale of property and equipment	711	862

Net cash used in investing activities	(24,603)	(30,209)

Financing activities
Net borrowings on revolving loan	9,075	13,350
Payments on long-term debt	(3,750)	(5,743)
Issuance of common stock	2,624	98
Purchase of treasury stock	(6,231)	0

Net cash provided by financing activities	1,718	7,705

Effect of exchange rate changes on cash	9	0

Net change in cash	(4,296)	(16,832)
Cash and cash equivalents at beginning of period	4,911	22,296

Cash and cash equivalents at end of period	615	5,464

Supplemental cash flow information
Cash paid during the period for:
Interest	2,449	2,779

Income taxes	6,404	3,926

See accompanying notes.

SCP POOL CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SEPTEMBER 30, 1999

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

Operating results for the three month or nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements for the year ended December 31, 1998 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2. Description of Business

As of September 30, 1999, the Company maintained 98 service centers in 34 states and 2 service centers in the United Kingdom from which it sells swimming pool equipment, parts and supplies to pool builders, retail stores and service firms.

In January 1999, the Company acquired certain assets of Benson Pump Company (the " Benson Acquisition") and capital stock of Pratts Plastics Limited (the "Swimming Pool Warehouse Acquisition") for an aggregate purchase price of $22.3 million. Both companies distributed swimming pool supplies and related products. Benson Pump Company operated 20 service centers in 16 states. The Company consolidated 15 of these service centers into existing locations. Pratts Plastic Limited operated one service center in Essex, England. In August 1998, the Company acquired the capital stock of Nor-Cal Limited, which distributed swimming pool supplies through a service center in Crawley, England (together with the Swimming Pool Warehouse Acquisition, the "United Kingdom Acquisitions"). The foregoing acquisitions were accounted for using the purchase method of accounting.

3. Earnings Per Share

Basic income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted income per common share equals net income plus the after tax interest incurred on the Company's convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes and diluted options.

4. Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, "Reporting on the Costs of Start-Up Activities ". The Company adopted the SOP on January 1, 1999 and wrote-off the unamortized balance of start-up costs of $863,000, net of a $319,000 tax benefit, as a cumulative effect of an accounting change.

5. Subsequent Events

Subsequent to September 30, 1999, the Company entered into definitive agreements to purchase the business and net assets of Albouy Distribution S.A.S. and Garden Leisure Products for an estimated aggregate consideration of $2 million. Albouy and Garden Leisure Products are both wholesale distributors of swimming pool supplies and related products in France and the United Kingdom, respectively. These acquisitions are expected to be consummated in the fourth quarter of 1999 and will be accounted for using the purchase method of accounting.

SCP POOL CORPORATION

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

The principal components of the Company's expenses include the cost of products purchased from manufacturers and operating expenses, which are primarily related to labor, occupancy, marketing, selling and administrative expenses.

Results of Operations

The following table shows, for the periods indicated, information derived from the consolidated statements of operations of the Company expressed as a percentage of net sales for such period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.4	77.6	76.2	77.3

Gross profit	23.6	22.4	23.8	22.7
Selling and administrative expenses	15.1	14.7	14.7	14.9
Goodwill amortization	0.2	0.2	0.2	0.2

Operating income	8.3	7.5	8.9	7.6

Other income (expense):
Interest expense	(0.4)	(0.8)	(0.5)	(0.7)
Amortization expense	(0.1)	(0.2)	(0.3)	(0.2)
Miscellaneous	0.1	0.3	(0.1)	0.2

Income before income taxes and change in accounting principle	7.9	6.8	8.0	6.9
Income taxes	3.0	2.5	3.0	2.5

Income before change in accounting principle	4.9	4.3	5.0	4.4

Change in accounting principle	0.0	0.0	(0.1)	0.0
Net Income	4.9%	4.3%	4.9%	4.4%

SCP POOL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Three Months Ended September 30, 1999 Compared to
     Three Months Ended September 30, 1998

Net sales increased by $29.4 million, or 22.0%, to $163.3 million in the three months ended September 30, 1999 from $133.9 million in the comparable 1998 period. Service centers acquired in the Benson Acquisition in 1999 contributed $6.5 million; service centers acquired in the United Kingdom Acquisitions contributed $1.6 million; and an increase of 11.7% in sales at service centers open at least 15 months contributed $12.9 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased by $8.5 million, or 28.3%, to $38.5 million in the three months ended September 30, 1999 from $30.0 million in the comparable 1998 period. An increase in same store gross profit margin of 13.0% accounted for $3.2 million of the increase, while service centers open less than 15 months accounted for $3.4 million of the increase. The Benson Acquisition and United Kingdom Acquisitions accounted for the remaining increase. Gross profit as a percentage of net sales increased 1.2% to 23.6% in the 1999 period from 22.4% in the 1998 period. The increase in margin was realized in most divisions during the third quarter of 1999 and is attributable to an increased focus on purchasing and pricing strategies in 1999.

Selling and operating expenses increased by $5.0 million, or 25.0%, to $25.0 million in the three months ended September 30, 1999 from $20.0 million in the comparable 1998 period. This increase reflects an additional $1.1 million and $0.3 million of operating expenses incurred at service centers acquired in the Benson Acquisition and United Kingdom Acquisitions, respectively, with the balance of $3.6 million attributable to service centers open less than 15 months. The same store selling expenses and operating expenses remained relatively unchanged. Operating expenses as a percentage of sales increased to 15.3% in 1999 from 14.9% in the comparable 1998 period. The increase reflects not only salaries, occupancy expense, other costs associated with new service centers, payroll and other operating costs required to support the increased sales volume at existing service centers but also additional expenditures related to new marketing programs and initiatives.

Interest and other expenses decreased by $0.2 million, or 22.2%, to $0.7 million in the three months ended September 30, 1999 from $0.9 million in the comparable 1998 period. The decrease is primarily attributable to lower interest expense resulting from lower average outstanding debt levels between periods.

Nine Months Ended September 30, 1999 Compared to
      Nine Months Ended September 30, 1998

Net sales increased by $101.0 million, or 26.1%, to $487.3 million in the nine months ended September 30, 1999 from $386.3 million in the comparable 1998 period. Service centers acquired in the Benson Acquisition in 1999 contributed $20.0 million; service centers acquired in the United Kingdom Acquisitions contributed $7.7 million; and an increase of 15.2% in sales at service centers open at least 15 months contributed $47.4 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased by $28.2 million, or 32.1%, to $116.0 million in the nine months ended September 30, 1999 from $87.8 million in the comparable 1998 period. An increase in same store gross profit margin of 19.3% accounted for $13.6 million of the increase, while service centers acquired in the Benson Acquisition and United Kingdom Acquisitions contributed $5.0 million and $2.3 million, respectively. The remaining increase is due to service centers open less than 15 months. Gross profit as a percentage of net sales increased 1.1% to 23.8% in the 1999 period compared to 22.7% in the 1998 period. The increase in margin was realized in most divisions during the third quarter of 1999 and is attributable to an increased focus on purchasing and pricing strategies in 1999.

SCP POOL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Selling and operating expenses increased by $14.1 million, or 24.1%, to $72.5 million in the nine months ended September 30, 1999 from $58.4 million in the comparable 1998 period. This increase reflects an additional $2.6 million and $1.1 million of operating expenses incurred at service centers acquired in the Benson Acquisition and United Kingdom Acquisitions, respectively, while an increase in selling and operating expenses at service centers open less than 15 months contributed $10.6 million. The same store selling and operating expenses decreased slightly by $0.2 million. Operating expenses as a percentage of sales decreased 0.2% to 14.9% in the 1999 period compared to 15.1% in the 1998 period.

Interest and other expenses increased $1.6 million to $4.3 million in the nine months ended September 30, 1999 from $2.7 million in the comparable 1998 period. The increase is attributable to the write-off of $1.4 million related to computer equipment replaced in connection primarily with improvements to the company's information system.

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

The principal external factor affecting the Company's business is weather. Hot weather can increase purchases of chemicals, supplies and pool installations. Unseasonably cool weather or extraordinary amounts of rainfall during the peak sales season can decrease purchases of chemicals, supplies and pool installations. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company's sales.

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

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions, if any. The Company attempts to open its new stores during the fourth quarter or the beginning of the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak season.

SCP POOL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

The following table sets forth the first three quarters of 1999 and the four quarters of 1998, which, in the opinion of management, reflect all adjustments (consisting of normal recurring adjustments), considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	1999			1998
(Unaudited)	1st	2nd	3rd	1st	2nd	3rd	4th
(Dollars in thousands)	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter	Quarter

Net sales	98,906	225,125	163,325	73,988	178,450	133,883	71,277
Gross profit	22,755	54,646	38,591	15,947	41,815	30,051	14,726
Operating income (loss)	1,973	27,926	13,592	(1,156)	20,554	10,017	(4,030)
Net sales as a percentage of annual net sales	N/A	N/A	N/A	16%	39%	29%	16%
Gross profit as a percentage of annual gross profit	N/A	N/A	N/A	16%	41%	29%	14%
Operating income as a percentage of annual operating income	N/A	N/A	N/A	(4)%	81%	39%	(16)%

Liquidity and Capital Resources

Currently, the Company's primary sources of working capital are cash flow from operations and borrowings under its Senior Loan Facility, which consists of a term loan and a revolving line of credit. The Company's borrowings under its credit facilities, together with cash flow from operations and seller financing have historically been sufficient to support the Company's growth and to finance acquisitions. Considering the Company's borrowing base as of September 30, 1999, the Company had $39.2 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company.

During the nine months ended September 30, 1999, the Company had net borrowings on its revolver loan of $9.1 million to meet seasonal working capital requirements and made scheduled principal payments of $3.7 million required under its Senior Loan Facility.

Borrowings under the Senior Loan Facility may, at the Company's option, bear interest at either (i) the agent bank's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.75% to 2.0%, in each case depending on the Company's leverage ratio. Substantially all of the assets of the Company, including the capital stock of its wholly owned subsidiaries, secure the obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company's ability to pay dividends and make capital expenditures.

As of September 30, 1999, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility matures on December 31, 2002.

Net cash provided by operating activities has increased $12.9 million from September  30, 1998. An increase in net income provided $7.2 million of the increase while a decrease in use of cash for operating assets and liabilities provided the remaining $5.7 million. Inventory management, which includes inventory turns, has improved by approximately 30 days; thereby, contributing to the decrease in use of cash for operating assets and liabilities.

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

SCP POOL CORPORATION

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Year 2000 Issue

The Company utilizes and relies upon computer technology in many facets of its operations, including its inventory and order information systems, the internal and external reporting of financial and operating information and other systems and equipment, such as telephones and security systems. The Company is currently continuing its Year 2000 compliance program initiated in 1997.

State of Readiness — The Company's core accounting and information systems date calculations are based on consecutively numbered days, and not the "month-date-year" format that is more vulnerable to Year 2000 problems. The Company's hardware and software system vendors have assured the Company that its systems are able to correctly function beyond 1999 when handling date-related data. The Company has devised a testing program to verify the assurances of third-party hardware and software vendors regarding Year 2000 issues. All planned testing has been completed. The Company has resolved all Year 2000 noncompliance issues identified as a result of the testing program. The Company has completed inventories at each of its service centers concerning all other electronic devices, such as personal computers, telephones, security systems, office and warehouse equipment which may have "embedded" microprocessors utilizing date information. The Company has completed the assessment, testing and all necessary remediation of such devices.

The Company has completed communications with its major suppliers and service providers regarding their compliance with Year 2000 requirements in order to identify potential problems and assess the compliance efforts undertaken by these parties. The majority of responses received have indicated Year 2000 compliance; however, there is no guarantee that the systems of third parties will be compliant and that noncompliance will not have an adverse effect on the Company.

Costs to Address the Year 2000 Issue — The Company has incurred costs of $330,000 to upgrade certain data communications equipment including the Company's e-mail system. The Company believes that this data communications upgrade would have been required in the normal course, but the timing of this upgrade was accelerated to improve Year 2000 readiness.

During the second quarter of 1999, the Company upgraded its main system server for a total cost of $700,000. The Company believes this cost is not primarily related to Year 2000 issues. During the third quarter, the Company incurred approximately $75,000 in consulting fees for Year 2000 contingency planning. The costs to address the Year 2000 issue were funded from cash generated from operations and from the borrowing capacity under the Senior Loan Facility.

Risks Presented by the Year 2000 Issue — Should any third parties who provide goods or services essential to the Company's business activities fail to appropriately address their Year 2000 issues, such failure could have a material adverse effect on the Company's business, financial condition or operating results.

Contingency Plans — The Company's Year 2000 initiative includes the development of contingency plans to address possible failures of significant portions of the Company's systems or failures by third parties that provide goods or services essential to the Company's business. The Company is currently working with consultants to develop and expand its business continuity plans and address business contingency and recovery plans which include Year 2000 contingency requirements.

SCP POOL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company is exposed to changes in short-term interest rates. If (a) the variable rates on the Company's Senior Loan Facility were to increase by 1.0% from the rate at December 31, 1998; (b) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 1999, and (c) the Company made all required payments of principal ($5.0 million) in 1999, solely as a result of the increase in interest rates, then the Company's interest expense would increase, resulting in a $274,000 decrease in net income, assuming an effective tax rate of 37.0%. The fair value of the Company's Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

Foreign Exchange Risk

The Company has two service centers located in the United Kingdom for which the functional currency is the British Pound. The Company typically does not hedge its foreign currency exposure. Historically, fluctuations in British Pound/US Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the US Dollar to the British Pound may positively or negatively impact the Company's revenues, operating expenses and earnings. However, due to the size of its operations in the United Kingdom, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 1999.

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

SCP POOL CORPORATION

Part II. Other Information

Item 1.	Legal Proceedings

The Company currently is not involved in any material legal proceedings.

Item 2.	Changes in Securities

None

Item3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a) Exhibits
27.1 Financial Data Schedule
Reports on Form 8-K
None

SCP POOL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP POOL CORPORATION

DATE:	November 9th, 1999	BY:	/s/ Craig K. Hubbard
Craig K. Hubbard, Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant