Form 10-K
period 1999-12-31
SCP POOL CORP
filed 2000-03-22
CIK 945841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-K

|X|	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

|_|	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION (Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	36-3943363 (I.R.S. Employer Identification No.)

109 Northpark Boulevard, Covington, Louisiana (Address of principal executive offices)	70433-5001 (Zip Code)

504-892-5521
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:             Common Stock, par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant as of February 29, 2000 was approximately $279,740,641.

As of February 29, 2000 the Registrant had 11,274,182 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about April 5, 2000 for the Annual Meeting to be held on May 10, 2000, are incorporated by reference in Part III.

PART I

Item 1.  Business

General

SCP Pool Corporation (together with its wholly owned subsidiaries, the “Company”) distributes swimming pool supplies and related products to swimming pool remodelers and builders, independent retail stores and swimming pool repair and service companies. These products include both non-discretionary pool maintenance products, such as chemicals and replacement parts, packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials), and pool equipment, such as cleaners, filters, heaters, pumps and lights. As of February 29, 2000, the Company conducted operations through 103 service center locations in 34 states, the United Kingdom and France.

The Company and its wholly owned operating subsidiary, South Central Pool Supply, Inc. ("SCP"), are successors to a business founded in 1980 by the Company's former President and Chief Executive Officer, Frank J. St. Romain. In December 1993, SCP acquired substantially all of the assets and business of Lake Villa Corporation (formerly known as South Central Pool Supply, Inc.), a Louisiana Corporation (the "Predecessor") in a leveraged buyout.

The Company’s net sales have grown from approximately $161.1 million in 1995 to $569.8 million in 1999. The Company’s domestic net sales for each of the years 1997, 1998 and 1999 have been $335.0 million, $455.2 million and $559.3 million, respectively, while the foreign net sales for each of the years 1998 and 1999 have been $2.4 million and $10.5 million, respectively. The Company’s net income has grown from $1.6 million in 1995 to $21.1 million in 1999. Total assets of the Company have grown from approximately $75.4 million in 1995 to $194.1 million in 1999. The Company expects to continue its growth strategy by opening service centers in new locations, increasing sales at existing service centers and making strategic acquisitions.

Recent Acquisitions

The Company completed four acquisitions during 1999 (the “1999 Acquisitions”). In January 1999, the Company acquired certain assets of Benson Pump Company (the “Benson Acquisition”) and the capital stock of Pratts Plastics Limited (the “SPW Acquisition”). The Company also acquired certain assets of Garden Leisure Products (the “GLP Acquisition”) and the capital stock of Jean Albouy, S.A. (the “Albouy Acquisition”) in November and December 1999, respectively. The 1999 Acquisitions were accounted for using the purchase method of accounting and the aggregate purchase price for the 1999 Acquisitions was $25.5 million. Benson Pump Company operated 20 service centers in 16 states. The Company consolidated the operations of 15 of these service centers into existing service center locations and closed one service center location. Pratts Plastic Limited operated one service center in Essex, England, while Garden Leisure Products operated one service center in Horsham, England. The Company now operates three service centers in the United Kingdom. Jean Albouy, S.A. operated one service center in Rodez, France. The Rodez service center is the Company’s first service center in France.

The Company intends to pursue additional strategic acquisitions to further penetrate existing markets and to expand into new geographic markets. The Company continues to explore appropriate acquisition candidates and is frequently engaged in discussions regarding potential acquisitions.

Acquisition History

In addition to the acquisitions completed in 1999, the Company has completed the following acquisitions since 1995:

Date of Acquisition	Company Acquired	# of Service Centers	Location

August 1998	Nor-Cal Limited	1	England
February 1998	Valve Engineering Acquisition Co.	0	Inventory of a California distributor
January 1998	Bicknell Huston Distributors, Inc.	11	6 northeastern states
September 1996	The B-L Network, Inc.	39	12 states (the operations of 15 service centers were consolidated into other centers)
December 1995	Pool Mart of Nevada, Inc.	1	Nevada
November 1995	Steven Portnoff Corporation	1	Arizona
October 1995	Crest Distributions	2	Oregon and Washington
March 1995	Aqua Chemical Sales and Delivery, Inc.	1	Illinois
February 1995	Orcal Pool Supplies, Inc.	9	California

In connection with the acquisition from The B-L Network, Inc., the Company sold the chemical manufacturing and repackaging assets of Alliance Packaging, Inc., a subsidiary of SCP, to Bio-Lab, Inc., the parent of The B-L Network, Inc. In addition, the Company and Bio-Lab, Inc. entered into two five-year supply agreements pursuant to which Bio-Lab, Inc. agreed to supply the Company with certain chemical products previously supplied to it by Alliance Packaging, Inc. and with certain chemical products previously supplied to The B-L Network, Inc. by Bio-Lab, Inc.

The purchase price for Bicknell Huston Distributors, Inc. (the “BHD Acquisition”) was financed through the offering to the public of 2,025,000 shares of the Company’s common stock in December 1997. In connection with the BHD Acquisition, the Company entered into a long-term supply agreement with Pacific Industries, Inc., a subsidiary of Cookson Group plc and the sole stockholder of BHD (“Pacific”). Under the terms of the Pacific Supply Agreement, Pacific will supply the Company with polymer panels, braces, steps, liners and other products used in the construction of in-ground vinyl pools. The Pacific Supply Agreement has a term of eight years and is subject to renewal options.

Customers and Marketing

The Company sells its products to approximately 26,000 customers, primarily swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies. No customer accounted for more than 1% of the Company’s sales during 1999.

The Company employs a dedicated sales force that prides itself on customer relationships. The Company’s principal marketing activities are conducted by a sales force of 73 salespersons and by its service center managers. Information regarding the Company’s product line and service center locations may be found on the internet at www.scppool.com.

Purchasing and Suppliers

The Company has good relationships with its suppliers who generally offer competitive pricing, return policies and promotional allowances. It is customary in the swimming pool supply industry for manufacturers to offer extended dating terms on their products to qualifying purchasers such as the Company. These terms are typically available to the Company for pre-season or early season purchases. During 1999, the Company focused on improving pricing and purchasing practices. A preferred vendor program was promoted whereby service centers were encouraged to purchase products from a smaller number of vendors in order to effect more efficient purchasing. The service centers were also encouraged to ensure accurate pricing and greater pricing discipline at the point of sale. These practices have resulted in better margins throughout the Company.

Purchasing and Suppliers (continued)

The Company regularly evaluates supplier relationships and considers alternate sourcing to assure competitive costs and quality standards. The Company's largest suppliers are Pac-Fab, Inc. (a subsidiary of Pentair Corporation), Hayward Pool Products, Inc. and Bio-Lab, Inc. (a subsidiary of Great Lakes Chemicals, Inc.); these suppliers provided approximately 15%, 14% and 8%, respectively, of the Company's material purchases in 1999.

Competition

The Company faces intense competition from many regional and local distributors in its markets, including several companies that distribute swimming pool supplies on a national basis, a few companies that distribute swimming pool supplies on a regional basis and, to a lesser extent, mass-market retailers and large pool supply retailers. Barriers to entry in the swimming pool supply industry are relatively low.

The Company competes with other distributors for rights to distribute brand-name products. The loss or inability to obtain such rights could have a material adverse effect on the Company. Management believes that the competition for such distribution rights may result in a competitive advantage to larger distributors, such as the Company, and a disadvantage to smaller distributors.

The Company believes that the principal competitive factors in pool supply distribution are the breadth and availability of products offered, the quality and level of customer service, competitive product pricing, and consistency and stability of business relationships with its customers. The Company believes it generally competes favorably with respect to each of these factors. Some geographic markets serviced by the Company, particularly higher density U.S. Sunbelt markets, tend to be more competitive than others.

Seasonality and Weather

The Company’s business is highly seasonal. The principal external factor affecting the Company’s business is weather. In 1999, approximately 68% of the Company’s net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and approximately 106% of the Company’s operating income was generated in the same period. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Seasonality and Quarterly Fluctuations”.

Environmental, Health and Safety Regulations

The Company’s business is subject to regulation under local fire codes and federal, state and local environmental and health and safety requirements including the Emergency Planning and Community Right-to-Know Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of pool chemicals by the Company. The Company stores chemicals at each of its service centers. Certain chemicals stored by the Company are combustible oxidizing compounds, and the storage of such chemicals is strictly regulated by local fire codes. In addition, the algicides sold by the Company are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and state pesticide laws which primarily relate to labeling and annual registration. While considerable resources are expended to operate in substantial compliance with environmental, health and safety requirements, there can be no assurance that the Company will not be determined to be out of compliance with, or liable under, such requirements. Such an instance of noncompliance or liability could have a material adverse effect on the Company and its operating results.

Employees

As of February 29, 2000, the Company employed approximately 1,100 persons on a full-time basis. During 1999 the Company added 145 employees in connection with the 1999 Acquisitions.

Intellectual Property

The Company maintains both domestic and foreign registered trademarks primarily for its private label products and intends to maintain the trademark registrations important to its business operations. The Company currently holds a patent on a chemical feeding apparatus and intends to renew the patent as long as the Company deems necessary. The Company also owns rights to several internet domain names.

Item 2.  Properties

As of February 29, 2000, the Company conducted operations through 103 service center locations located in 34 states, the United Kingdom and France. Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones.

The Company’s service centers range in size from approximately 6,000 square feet to 51,000 square feet and consist of warehouse, counter, display, and office space. Prior to June 1999, the Company owned only one property located in Phoenix, Arizona. In June 1999, the Company sold a facility in Phoenix, Arizona that it acquired in connection with a previous acquisition. All of the Company’s properties are leased for terms that expire between 2000 and 2007, and many of these leases may be extended. In certain instances, the Company’s service centers are leased from the former owners of businesses acquired by the Company.

The Company’s executive offices are located in approximately 26,000 square feet of leased space in Covington, Louisiana.

The Company believes that no single lease is material to its operations and that alternate sites are presently available at market rates. See Item 13, “Certain Relationships and Related Transactions” and Note 6 to the Company’s Consolidated Financial Statements.

Item 3.  Legal Proceedings

From time to time, the Company is involved in litigation and proceedings arising in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market for the Registrant’s Common Stock and Related Security Holder Matters

The common stock of the Company began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. At February 29, 2000, there were 53 holders of record of common stock.

The following table sets forth in dollars, for the periods indicated, the range of high and low bid prices for the common stock as reported by the Nasdaq National Market and adjusted to reflect a three-for-two stock split in July 1998.

Fiscal Year	High	Low

1999
First Quarter	15.625	12.375
Second Quarter	26.250	14.063
Third Quarter	26.125	20.063
Fourth Quarter	29.125	22.125

1998
First Quarter	15.672	12.250
Second Quarter	16.922	14.672
Third Quarter	16.578	12.000
Fourth Quarter	15.875	9.000

The bid information set forth above reflects inter-dealer prices without retail mark-ups, markdowns or commissions and may not necessarily represent actual transactions.

The Company currently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. The Third Amended and Restated Credit Agreement dated as of December 31, 1997, by and among the Company’s operating subsidiary, SCP, the institutions from time to time party thereto as lenders, LaSalle National Bank as Agent and Co-Arranger and Hibernia National Bank as Co-Arranger (the “Senior Loan Facility”) restricts the Company’s ability to pay dividends. The Senior Loan Facility consists of the Senior Revolving Note and the Senior Term Note. Any future determination to pay cash dividends will be made by the Board of Directors of the Company (the “Board”) in light of the Company’s earnings, financial position, capital requirements, credit agreements and such other factors as the Board deems relevant at such time. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” and Note 3 to the Company’s Consolidated Financial Statements.

Item 6.  Selected Financial Data

The following table sets forth selected financial data of the Company. This information should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements of the Company and the Predecessor and related Notes thereto included herein.

	Year Ended December 31,
	1999	1998	1997	1996	1995

	(dollars, in thousands except per share data)
Statement of Income Data:
Net sales	569,825	457,598	335,022	235,844	161,095
Cost of sales	436,530	355,059	261,645	183,814	123,974

Gross profit	133,295	102,539	73,377	52,030	37,121

Selling and administrative expenses	92,450	76,052	56,771	40,750	26,864
Goodwill amortization	1,502	1,102	885	793	735

Operating income	39,343	25,385	15,721	10,487	9,522
Other income (expense):
Interest expense	(3,053)	(3,480)	(4,482)	(3,176)	(5,113)
Amortization expense	(1,531)	(848)	(708)	(698)	(610)
Miscellaneous income (expense)	(231)	724	852	823	20
	(4,815)	(3,604)	(4,338)	(3,051)	(5,703)

Income before income taxes, extraordinary loss
and change in accounting principle	34,528	21,781	11,383	7,436	3,819
Provision for income taxes (1) (2)	12,906	8,043	4,327	2,903	1,490

Income before extraordinary loss and change in
accounting principle (1) (2)	21,622	13,738	7,056	4,533	2,329

Income before extraordinary loss and change in
accounting principle per share of common stock:
Basic	1.88	1.18	0.73	0.48	0.52
Diluted	1.82	1.15	0.71	0.46	0.50

Balance Sheet Data:
Working capital	63,774	61,672	63,387	34,602	21,187
Total assets	194,141	163,788	136,452	113,245	75,397
Total debt, including current portion	27,766	33,696	39,889	51,277	26,476
Stockholders' equity	97,612	80,564	66,635	36,810	32,277

(1)	In 1995, the Company recognized an extraordinary loss, net of tax, of $750,000, or $0.17 per share on a diluted basis, in connection with the write-off of loan financing fees and a prepayment premium associated with the application of the proceeds of the Company's initial public offering to reduce indebtedness.
(2)	In 1999, the Company adopted Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” and recognized a cumulative effect adjustment, net of a tax loss, of $500,000, or a net loss of $0.05 per share.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company derives its revenues primarily from the sale of swimming pool equipment, parts and supplies, including chemicals, cleaners, packaged pools and liners, filters, heaters, pumps, lights, repair parts and other equipment required to build, maintain, install and overhaul residential and small commercial swimming pools. The Company sells its products primarily to swimming pool remodelers and builders, independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small, family owned businesses with relatively limited capital resources. The Company maintains a strict credit policy. Losses from customer receivables have historically been within management’s expectations.

The swimming pool supply industry is affected by various factors including general economic conditions, consumer saving and discretionary spending levels, the level of new housing construction, weather and consumer attitudes toward pool products for environmental or safety reasons. Although management believes that the Company’s geographic diversity could mitigate the effect of a regional economic downturn and that the continuing maintenance and repair needs for existing swimming pools could mitigate the effect of a general economic downturn, there can be no assurance that the Company’s results of operations and expansion plans would not be materially adversely affected by any of such downturns.

The principal components of the Company’s expenses include the cost of products purchased from manufacturers and operating expenses which are primarily related to labor, occupancy, marketing and selling and administrative expenses. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company’s gross margins and operating results.

Results of Operations

The following table shows, for the periods indicated, information derived from the Consolidated Statements of Income of the Company expressed as a percentage of net sales for such year.

	Year Ended December 31,
	1999	1998	1997

Net sales	100.0%	100.0%	100.0%
Cost of sales	76.6	77.6	78.1

Gross profit	23.4	22.4	21.9

Selling and administrative expenses	16.2	16.6	16.9
Goodwill amortization	0.3	0.2	0.3

Operating income	6.9	5.6	4.7

Interest expense	(0.5)	(0.8)	(1.3)
Amortization expense	(0.3)	(0.2)	(0.3)
Other income	—	0.2	0.3

Income before income taxes and change in accounting principle	6.1%	4.8%	3.4%

The following discussion compares the results of operations for the year ended December 31, 1999 to the year ended December 31, 1998 and the results of operations for the year ended December 31, 1998 to the year ended December 31, 1997.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net sales increased $112.2 million, or 24.5%, to $569.8 million in 1999 from $457.6 million in 1998. An increase of 14.1% in sales at service centers open at least 15 months contributed $52.7 million to the increase, service centers acquired in the Benson Acquisition in 1999 contributed $21.1 million to the increase; and service centers acquired from the SPW Acquisition, the GLP Acquisition and the Albouy Acquisition (“the European Acquisitions”) contributed $8.1 million to the increase. The balance of the increase was attributable to sales at consolidated and new service centers open less than 15 months.

Results of Operations (continued)

Gross profit increased $30.8 million, or 30.0%, to $133.3 million in 1999 from $102.5 million in 1998. An increase in same store gross profits of 17.4% accounted for $14.6 million of the increase, while consolidated and new service centers open less than 15 months accounted for $9.1 million of the increase. The Benson Acquisition and the European Acquisitions accounted for the remaining increase. Gross profit as a percentage of net sales increased 1.0% to 23.4% in the 1999 period from 22.4% in the 1998 period. The increase in gross profit was realized in the majority of markets across the United States in 1999 and is attributable to an increased focus on pricing and purchasing disciplines.

Selling and administrative expenses increased $16.8 million, or 21.8%, to $94.0 million in 1999 from $77.2 million in the comparable 1998 period. Consolidated and new service centers open less than 15 months accounted for $8.5 million of the increase, and service centers open at least 15 months accounted for $3.5 million of the increase. This increase also reflects an additional $3.6 million and $1.2 million of operating expenses incurred at service centers acquired in the Benson Acquisition and the European Acquisitions, respectively. Operating expenses as a percentage of sales decreased 0.4% compared to 1998.

Interest and other expenses increased $1.2 million, or 33.3%, to $4.8 million in 1999 from $3.6 million in the comparable 1998 period. The increase is primarily attributable to an increase in amortization expense of $0.7 million. This increase is offset by a decrease in interest expense resulting from lower average outstanding debt levels between periods. Additionally, miscellaneous expense increased $1.0 million from the comparable 1998 period primarily due to the write-off of certain computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 efforts.

Income taxes increased $4.9 million to $12.9 million for 1999 compared to $8.0 million for 1998 primarily due to the $12.7 million increase in income before income taxes and change in accounting principle. The Company’s effective tax rate remained constant at 37.0% in 1999.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

Net sales increased $122.6 million, or 36.6%, to $457.6 million in the year ended December 31, 1998 from $335.0 million in the comparable 1997 period. Service centers acquired in 1998 contributed $69.2 million to the increase, sales at newly opened centers accounted for $9.1 million of the total increase, and an increase of approximately 13.6% in sales at service centers open at least 15 months contributed $44.3 million.

Gross profit increased $29.1 million, or 39.6%, to $102.5 million in the year ended December 31, 1998 from $73.4 million in the comparable 1997 period. Gross profit as a percentage of net sales improved to 22.4% in the 1998 period from 21.9% in the 1997 period due primarily to higher margins at service centers acquired in the 1998 BHD Acquisition and also due to improved margins in California, Florida and the central United States compared to the same period in the previous year.

Operating expenses increased $19.4 million, or 33.6%, to $77.1 million in the year ended December 31, 1998 from $57.7 million in the comparable 1997 period. This increase is reflective of salaries, occupancy expenses and other costs associated with new service centers, and, to a lesser extent, payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales decreased to 16.8% in the 1998 period compared to 17.2% in the 1997 period primarily as a result of greater internal operating efficiencies.

Interest and other expenses decreased to $3.6 million in the year ended December 31, 1998 from $4.3 million in the comparable 1997 period. The decrease was primarily attributable to lower interest expense resulting from lower average outstanding debt levels between periods and a more favorable interest rate on the Senior Loan Facility.

Income taxes increased $3.7 million to $8.0 million for 1998 compared to $4.3 million for 1997 primarily due to the $10.4 million increase in income before income taxes. The Company’s effective tax rate decreased to 37.0% for 1998 from 38.0% for 1997 as a result of decreases in the Company’s blended state income tax rate.

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

The Company experiences a build-up of inventory and accounts payable during the first and second quarters of the year in anticipation of the peak swimming pool supply selling season. The Company’s peak borrowing occurs during the second quarter primarily because dated accounts payable offered by the Company’s suppliers typically are payable in April, May and June, while the Company’s peak accounts receivable collections typically occur in June, July and August.

To encourage preseason orders, the Company, like many other swimming pool supply distributors, utilizes preseason sales programs that provide for extended dating terms and other incentives to its customers. Some of the Company’s suppliers also offer extended dating terms on certain products to the Company for preseason or early season purchases. In offering extended dating terms to its customers and accepting extended dating terms from its suppliers, the Company effectively finances a portion of its receivables with extended payables.

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open its new service centers at the end of the fourth quarter or the beginning of the first quarter to take advantage of preseason sales programs and the peak season.

The following table sets forth certain unaudited quarterly data for 1999 and 1998, which, in the opinion of management, reflects all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	QUARTER

	1999				1998

(dollars, in thousands)	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	98,906	225,125	163,325	82,469	73,988	178,450	133,883	71,277
Gross profit	22,755	54,646	38,591	17,303	15,947	41,815	30,051	14,726
Operating income (loss)	1,973	27,926	13,592	(4,148)	(1,156)	20,554	10,017	(4,030)
Net sales as a percentage of
annual net sales	17%	39%	29%	15%	16%	39%	29%	16%
Gross profit as a percentage of
annual gross profit	17%	41%	29%	13%	16%	41%	29%	14%
Operating income as a
percentage of annual operating income	5%	71%	35%	(11)%	(4)%	81%	39%	(16)%

Liquidity and Capital Resources

Currently, the Company’s primary sources of working capital are cash flow from operations and borrowings under a Senior Loan Facility consisting of a term loan and a revolving line of credit. The revolving line of credit has a total borrowing capacity of $65.0 million. The Company’s borrowings under its credit facility, together with cash flow from operations and seller financing, historically have been sufficient to support the Company’s growth and to finance acquisitions. Considering the Company’s borrowing base as of December 31, 1999, the Company had $39.2 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company.

During the twelve months ended December 31, 1999, the Company made net payments on its revolver loan of $0.9 million and made scheduled principal payments of $5.0 million required under its Senior Loan Facility.

Liquidity and Capital Resources (continued)

Borrowings under the Senior Loan Facility may, at the Company’s option, bear interest at either (i) the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.75% to 2.0%, in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company, including the capital stock of SCP, secure the Company’s obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures.

As of December 31, 1999, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility matures on December 31, 2002. Between February 24, 1999 and March 19, 1999 and between August 20, 1999 and September 20, 1999, the Company purchased 198,200 and 161,200 shares, respectively, of its common stock pursuant to a share repurchase program announced in October 1998 (see “Share Repurchase Program”). Certain intercompany dividends paid prior to March 19, 1999 by the Company created covenant defaults under the Senior Loan Facility. The lenders under the Senior Loan Facility have waived such defaults in accordance with the provisions of the Senior Loan Facility.

Net cash provided by operating activities increased $17.9 million to $37.3 million in 1999 from $19.4 million in 1998. An increase in net income provided $7.3 million of the increase while a decrease in use of cash for operating assets, liabilities and activities provided the remaining $10.6 million. The decrease in use of cash is primarily due to improved management of working capital.

With the exception of the BHD Acquisition in 1998, which was financed through the issuance of common stock to the public, the Company’s acquisitions have been financed primarily by borrowings under its credit facilities and by seller financing. To finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

Share Repurchase Program

In October 1998, the Company announced that it may purchase in the open market or directly from stockholders up to $10.0 million of common stock of the Company over a twelve-month period at prices deemed appropriate by the Company. As of February 29, 2000, the Company had purchased a total of 513,400 shares of its common stock at an average price of $19.47 per share. In addition, in November 1999, the Company announced that its Board authorized an additional $20.0 million for the purchase of the Company’s common stock over the following year. As of February 29, 2000, the Company had not purchased any shares with the additional $20.0 million authorized.

Intangible Assets

At December 31, 1999, the Company had net intangible assets which represented 27.4% of total assets and 54.5% of stockholders’ equity. These net intangible assets consist primarily of $23.2 million net of accumulated amortization, or 46.7% of the Company’s goodwill balance, which arose at the time the Company was established on December 29, 1993 in a leveraged buyout transaction. The remainder has arisen in connection with the Company’s subsequent acquisitions since its formation in 1993.

Intangible Assets (continued)

Goodwill is amortized over periods ranging from 20 to 40 years. In assigning such amortization periods, the Company considered the following factors: (i) projected future cash flows of the acquired business; (ii) effects of obsolescence, demand, competition and other economic factors that may reduce a useful life; and (iii) the expected actions of competitors and others that may restrict present competitive advantages. Management periodically assesses the recoverability of goodwill and considers whether the goodwill should be completely or partially written off or the amortization period accelerated. See Note 1 to the Company’s Consolidated Financial Statements for a complete discussion of the policy for evaluating goodwill for impairment. At December 31, 1999, management determined that there is no persuasive evidence that any material portion of goodwill will dissipate over a shorter period than the amortization period used.

Year 2000 Issue

As a result of the Company’s Year 2000 planning and remediation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems.

The Company incurred costs totaling $700,000 during the second quarter of 1999 to upgrade its main system server. The Company believes this cost was not primarily related to Year 2000 issues. During the third quarter of 1999, the Company incurred approximately $75,000 in consulting fees for Year 2000 contingency planning. The costs to address Year 2000 issues were funded from cash generated from operations and from the borrowing capacity under the Senior Loan Facility.

The Company is not aware of any other material problems resulting from Year 2000 issues, either with its products, its internal systems or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors to ensure that any latent Year 2000 matters that may arise are addressed promptly.

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

Interest Rate Risk

As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company’s earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company’s Senior Loan Facility were to increase by 1.0% from the rate at December 31, 1999; (ii) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 2000; and (iii) the Company made all required payments of principal ($5.0 million) in 2000, solely as a result of the increase in interest rates, the Company’s interest expense would increase by $441,000, resulting in a $278,000 decrease in net income, assuming an effective tax rate of 37.0%. The fair value of the Company’s Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

Foreign Exchange Risk

The Company has subsidiaries located in the United Kingdom and France for which the functional currency is the British Pound and the French Franc, respectively. Historically, the Company has not hedged its foreign currency exposure, and fluctuations in British Pound/U.S. Dollar and French Franc/U.S. Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. Dollar to the British Pound and French Franc may positively or negatively impact the Company’s revenues, operating expenses and earnings. However, due to the size of its operations in the United Kingdom and France, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2000.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation
  Reform Act of 1995

With the exception of historical matters, the matters discussed in the Company’s Annual Report and on Form 10-K are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the sensitivity of the swimming pool supply business to weather conditions; (ii) the intense competition and low barriers to entry in the swimming pool supply industry; (iii) the Company’s ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms or successfully integrate acquired businesses; (iv) the sensitivity of the swimming pool supply business to general economic conditions; (v) the Company’s ability to obtain financing on satisfactory terms and the degree to which the Company is leveraged; (vi) the risk of fire, safety and casualty losses and related liabilities claims inherent in the storage of chemicals sold by the Company; (vii) Year 2000 issues; (viii) the Company’s ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; and (ix) the other factors discussed in the Company’s filings with the Securities and Exchange Commission. Such factors could affect the Company’s actual results and could cause such results to differ materially from the Company’s expectations described above.

Item 8.  Financial Statements

See the attached Consolidated Financial Statements (pages F-1 through F-15).

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

PART III

Item 10.  Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2000 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to the Company’s 2000 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s 2000 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2000 Proxy Statement to be filed with the SEC.

PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

The following documents are filed as a part of this report:

(a) (1)	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages F-1 through F-15.

(2)	Financial Statement Schedules. All schedules are omitted because they are not applicable or are not required, or because the required information is included in the consolidated financial statements or notes thereto.

(3)	The exhibits listed in the Index to the Exhibits.

(b)	Reports on Form 8-K.

None.

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements of SCP Pool Corporation

REPORT OF INDEPENDENT AUDITORS

The Board of Directors
SCP Pool Corporation

We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for start-up costs in 1999.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 16, 2000

CONSOLIDATED BALANCE SHEETS
(dollars, in thousands except share data)

	December 31,
	1999	1998

Assets
Current assets:
Cash and cash equivalents	3,958	4,911
Receivables, net	40,932	34,609
Inventory, net	84,252	69,377
Prepaid expenses	757	1,673
Deferred income taxes	2,544	1,600

Total current assets	132,443	112,170

Property and equipment, net	6,831	5,435
Goodwill, net	49,692	43,940
Other assets, net	5,175	2,243

Total assets	194,141	163,788

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	51,132	34,589
Accrued and other current liabilities	12,537	10,909
Current portion of long-term debt	5,000	5,000

Total current liabilities	68,669	50,498

Deferred income taxes	5,094	4,030
Long-term debt, less current portion	22,766	28,696

Stockholders' equity:
Common stock, $.001 par value; 20,000,000 shares
authorized; 11,410,600 and 11,639,434 shares issued and
outstanding at December 31, 1999 and 1998, respectively	11	12
Additional paid-in capital	55,272	52,516
Retained earnings	49,091	28,013
Treasury stock, 359,400 common stock as of
December 31, 1999	(6,231)	—
Unearned compensation	(554)	—
Accumulated other comprehensive income	23	23

Total stockholders' equity	97,612	80,564

Total liabilities and stockholders' equity	194,141	163,788

See accompanying notes. F-3

CONSOLIDATED STATEMENTS OF INCOME (dollars, in thousands except share data)

	Year Ended December 31,
	1999	1998	1997

Net sales	569,825	457,598	335,022
Cost of sales	436,530	355,059	261,645

Gross profit	133,295	102,539	73,377

Selling and administrative expenses	92,450	76,052	56,771
Goodwill amortization	1,502	1,102	885

Operating income	39,343	25,385	15,721
Other income (expense):
Interest expense	(3,053)	(3,480)	(4,482)
Amortization expense	(1,531)	(848)	(708)
Miscellaneous income (expense), net	(231)	724	852

	(4,815)	(3,604)	(4,338)

Income before income taxes and change in
accounting principle	34,528	21,781	11,383
Income taxes	12,906	8,043	4,327

Income before change in accounting principle	21,622	13,738	7,056
Change in accounting principle, net of tax	(544)	—	—

Net income	21,078	13,738	7,056

Net income per share of common stock:
Basic:
Income before change in accounting principle	1.88	1.18	0.73
Change in accounting principle	(0.05)	—	—

Net income	1.83	1.18	0.73

Diluted:
Income before change in accounting principle	1.82	1.15	0.71
Change in accounting principle	(0.05)	—	—

Net income	1.77	1.15	0.71

Weighted average shares outstanding:
Basic	11,511	11,626	9,628

Diluted	11,881	11,911	9,887

See accompanying notes. F-4

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (dollars, in thousands except share data)

	Common Stock		Treasury	Additional Paid-In	Unearned	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income	Total

Balance at January 1, 1997	9,501	9	—	29,582	—	7,219	—	36,810
Common stock issued	2,025	3	—	22,555	—	—	—	22,558
Exercise of stock options	41	—	—	182	—	—	—	182
Conversion of convertible debt	43	—	—	29	—	—	—	29
Net income	—	—	—	—	—	7,056	—	7,056

Balance at December 31, 1997	11,610	12	—	52,348	—	14,275	—	66,635
Net income	—	—	—	—	—	13,738	—	13,738
Foreign currency translation
adjustment, net of income taxes of $14	—	—	—	—	—	—	23	23
Comprehensive income	—	—	—	—	—	—	—	13,761
Exercise of stock options	29	—	—	168	—	—	—	168

Balance at December 31, 1998	11,639	12	—	52,516	—	28,013	23	80,564
Net income	—	—	—	—	—	21,078	—	21,078
Change in foreign currency translation
adjustment	—	—	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—	—	21,078
Treasury stock, 359,400 shares of
common stock	(359)	(1)	(6,231)	—	—	—	—	(6,232)
Net unearned compensation	—	—	—	—	(554)	—	—	(554)
Exercise of stock options	110	—	—	2,568	—	—	—	2,568
Employee stock purchase plan	13	—	—	183	—	—	—	183
Conversion of convertible debt	8	—	—	5	—	—	—	5

Balance at December 31, 1999	11,411	11	(6,231)	55,272	(554)	49,091	23	97,612

See accompanying notes. F-5

CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars, in thousands)

	Year Ended December 31,
	1999	1998	1997

Operating activities
Net income	21,078	13,738	7,056
Adjustments to reconcile net income to net cash provided
by operating activities:
Depreciation and amortization	4,588	3,285	2,553
Provision for doubtful accounts receivable, net of write-offs	218	247	544
Provision for inventory obsolescence, net of write-offs	32	730	447
Provision for deferred income taxes	120	(574)	1,277
Loss (gain) on sale of property and equipment	296	222	(28)
Changes in operating assets and liabilities, net of effects
of acquisitions and disposals:
Accounts receivable	(3,628)	(1,321)	(26)
Inventory	(3,060)	(8,813)	(7,086)
Prepaid expenses and other assets	1,268	(1,420)	(437)
Accounts payable	16,290	10,454	5,115
Accrued expenses and other current liabilities	127	2,852	(2,143)

Net cash provided by operating activities	37,329	19,400	7,272

Investing activities
Acquisition of businesses, net of cash acquired	(26,383)	(29,676)	—
Purchase of property and equipment	(3,204)	(1,971)	(1,105)
Proceeds from sale of property and equipment	711	864	127

Net cash used in investing activities	(28,876)	(30,783)	(978)
Financing activities
Net borrowings (repayments) of revolving loan	(925)	550	4,050
Payments on long-term debt	(5,000)	(6,743)	(15,409)
Issuance of common stock	2,751	168	22,740
Purchase of treasury stock	(6,232)	—	—

Net cash provided by (used in) financing activities	(9,406)	(6,025)	11,381

Effect of exchange rate changes on cash	—	23	—
Change in cash and cash equivalents	(953)	(17,385)	17,675
Cash and cash equivalents at beginning of year	4,911	22,296	4,621

Cash and cash equivalents at end of year	3,958	4,911	22,296

Supplemental cash flow information
Cash paid during the year for:
Interest	3,012	3,416	4,424
Income taxes, net of refunds	12,940	9,505	4,508
Non cash financing and investing transactions:
Convertible note exchanged for stock	5	—	29

See accompanying notes.

1.  Organization and Summary of Significant Accounting Policies

Description of Business

As of February 16, 2000, SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the “Company”), maintained 103 service centers in 34 states, the United Kingdom and France from which they sell swimming pool equipment, parts and supplies to pool builders, retail stores and service firms.

During the first and fourth quarters of 1999, the Company made four acquisitions for an aggregate purchase price of $25.5 million, which after the closures of duplicate facilities, added 7 service centers throughout the Unites States, the United Kingdom and France. The Company recorded a $4.0 million non-compete agreement and $6.3 million in goodwill in connection with these acquisitions.

During the first and fourth quarters of 1998, the Company made two acquisitions for an aggregate purchase price of $31.2 million. The acquisitions added 12 service centers throughout the United States and the United Kingdom. The Company recorded $12.4 million in goodwill in connection with these acquisitions.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company. Significant intercompany accounts and transactions have been eliminated in consolidation.

Seasonality and Weather

The Company’s business is highly seasonal. Sales are substantially lower during the first and fourth quarters of the year when the Company may incur net losses. The principal external factor affecting the Company’s business is weather. Unseasonably early or late warming trends can increase or decrease the length of the pool season, and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, each of which can adversely affect the Company’s sales and operating profit.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Financial Instruments

The Company’s carrying value of cash, trade receivables, accounts payable and accrued liabilities approximates fair value due to the short maturity of those instruments. The carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Credit Risk

The Company performs periodic credit evaluations of its customers and typically does not require collateral. Receivables are generally due within 30 days except for winter sales under early-buy programs for which extended terms are provided. Credit losses have historically been within management’s expectations.

1.  Organization and Summary of Significant Accounting Policies (continued)

Inventory

Inventory consists primarily of goods purchased for resale and is carried at the lower of cost, using the average cost method, or market. At December 31, 1999 and 1998, the reserve for inventory obsolescence was approximately $3,040,000 and $3,008,000, respectively. The reserve for inventory obsolescence at each service center is based upon a number of factors including aging of the inventory, the experience of the manager at the service center, the previous inventory management performance of the service center, geographical location, product offerings and other factors. The Company believes that the reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

Property and Equipment

Property and equipment is stated at cost. The Company provides for depreciation principally by the straight-line method over estimated useful lives of three years for autos and trucks, five to ten years for leasehold improvements and ten years for furniture and fixtures and machinery and equipment. Depreciation expense was approximately $1,589,000, $1,335,000 and $990,000 in 1999, 1998 and 1997, respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized over periods ranging from 20 to 40 years. At December 31, 1999 and 1998, accumulated amortization was approximately $5,702,000 and $4,196,000, respectively. The recoverability of goodwill is assessed periodically and takes into account whether the goodwill should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill, the recoverability from operating income is measured. Under this approach, the carrying value of goodwill would be reduced if it is probable that management’s best estimate of future operating income before goodwill amortization will be less than the carrying amount of goodwill over the remaining amortization period. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement No. 121, “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). Under those rules, goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable.

Other Assets

Loan financing fees are being amortized over the term of the related debt. A non-compete agreement is being amortized over its contractual term, which is five years.

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” which required capitalized start-up costs to be written-off at the date of adoption and any future start-up costs be expensed as incurred. The Company adopted the Statement on January 1, 1999 and wrote off $863,000, net of a $319,000 tax benefit.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (SFAS 109). Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

1.  Organization and Summary of Significant Accounting Policies (continued)

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of the Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25).

Revenue Recognition

The Company recognizes revenue when products are shipped.

2.  Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below (dollars, in thousands):

	December 31,
	1999	1998

Receivables:
Trade accounts	32,093	30,465
Vendor rebates	9,112	5,374
Income tax receivable	1,775	446
Other	767	721

	43,747	37,006
Less allowance for doubtful accounts	2,815	2,397

	40,932	34,609

Property and equipment:
Land	—	185
Building	—	432
Leasehold improvements	1,937	1,282
Autos and trucks	367	287
Machinery and equipment	3,332	2,465
Furniture and fixtures	5,572	4,082

	11,208	8,733
Less accumulated depreciation	4,377	3,298

	6,831	5,435

Other assets:
Loan financing fees	519	2,539
Non-compete agreement	4,000	—
Organization costs	—	1,717
Other	1,650	356

	6,169	4,612
Less accumulated amortization	994	2,369

	5,175	2,243

Accrued expenses and other current liabilities:
Salaries, bonuses and profit sharing	9,303	6,975
Other	3,234	3,934

	12,537	10,909

3.  Debt

The components of the Company’s debt were as follows (dollars, in thousands):

	December 31,
	1999	1998

Senior Revolving Note, variable rate (effective interest
rate of 6.3% at December 31, 1999), due in 2002	15,675	16,600
Senior Term Note, variable rate (effective interest rate
of 6.1% at December 31, 1999), payable in quarterly
installments of variable amounts through 2002	12,000	17,000
10% Convertible Notes, due in 2002	91	96

	27,766	33,696
Less current portion	5,000	5,000

	22,766	28,696

Maturities of long-term debt for the remaining years are $5,000,000 in 2000, $5,000,000 in 2001, and $17,766,000 in 2002.

The Company’s credit agreement includes, among other things, covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and restrict the ability of the Company and its subsidiaries to pay dividends and make capital expenditures. As of December 31, 1999, the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31, 2002.

Between February 24, 1999 and March 19, 1999 and between August 20, 1999 and September 20, 1999, the Company purchased 198,200 and 161,200 shares, respectively, of its common stock pursuant to a share repurchase program announced in October 1998. Certain intercompany dividends paid prior to March 19, 1999 by the Company created a covenant default under the Senior Loan Facility. On March 25, 1999, the lenders under the Senior Loan Facility waived such defaults in accordance with the provisions of the Senior Loan Facility.

Substantially all of the assets of the Company are pledged as collateral for the Senior Revolving Note and the Senior Term Note. Considering the Company’s borrowing base as of December 31, 1999, the Company had $39.2 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company. The Company pays a quarterly commitment fee of 0.25% per annum of the unused portion of available credit under the Senior Revolving Note.

The Company’s convertible notes may be converted at any time through December 31, 2002 into shares of the Company’s common stock at a conversion price of $0.65 per share. At December 31, 1999, the conversion of these notes would result in the issuance of 140,000 shares of the Company’s common stock. The Company has reserved such shares.

4.  Income Taxes

Significant components of the Company’s deferred tax liabilities and assets were as follows (dollars, in thousands):

	December 31,
	1999	1998

Deferred tax liabilities:
Intangible assets, primarily goodwill	4,950	3,853
Trade discounts on purchases	120	106
Prepaid expenses	211	244
Other	664	919

Total deferred tax liabilities	5,945	5,122

Deferred tax assets:
Inventory	1,659	1,432
Allowance for doubtful accounts	959	1,023
Accrued expenses	777	237

Total deferred tax assets	3,395	2,692

Net deferred tax liabilities	2,550	2,430

Significant components of income taxes before the tax effect of the accounting change were as follows (dollars, in thousands):

	December 31,
	1999	1998	1997

Current:
Federal	11,702	7,917	2,644
Other, primarily state	1,084	700	406

	12,786	8,617	3,050

Deferred:
Federal	109	(513)	1,142
Other, primarily state	11	(61)	135

	120	(574)	1,277

Total	12,906	8,043	4,327

The reconciliation of income taxes computed at the federal statutory rates to income taxes before the tax effect of the accounting change was (dollars, in thousands):
	December 31,
	1999	1998	1997

Tax at statutory rates	12,085	7,623	3,884
Other, primarily state income taxes	821	420	443

Total	12,906	8,043	4,327

F-11

5.  Common Stock and Earnings Per Share

In accordance with FASB Statement No. 128, “Earnings per Share” (SFAS 128), the Company has presented basic earnings per share computed on the basis of the weighted average number of shares outstanding during the period and diluted earnings per share, computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the year. A reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below for each of the years ended December 31 (dollars, in thousands except per share data):

	1999	1998	1997

Numerator:
Net income before change in accounting principle	21,622	13,738	7,056
Adjustment for interest expense, net of tax, on convertible notes	8	8	8

Numerator for diluted earnings per share before change in accounting principle	21,630	13,746	7,064

Numerator:
Net income after change in accounting principle	21,078	13,738	7,056
Adjustment for interest expense, net of tax, on convertible notes	8	8	8

Numerator for diluted earnings per share after change in accounting principle	21,086	13,746	7,064

Denominator:
Denominator for basic earnings per share—weighted-average shares	11,511	11,626	9,628
Effect of dilutive securities:
Stock options	223	138	93
Convertible notes	147	147	166

Denominator for diluted earnings per share	11,881	11,911	9,887

6. Commitments and Contingencies

The Company leases facilities for its corporate office, service centers and vehicles under non-cancelable operating leases that expire in various years through 2007 but which have options to extend for various terms. Rental expense under such operating leases was approximately $13,463,000 in 1999, $10,563,000 in 1998 and $7,747,000 in 1997. The future minimum lease payments as of December 31, 1999 related to non-cancelable operating leases with initial terms of one year or more are set forth below (dollars, in thousands):

2000	8,004
2001	6,165
2002	4,503
2003	3,251
2004	1,827
Thereafter	727

24,477

7.  Employee Benefit Plans

The Company’s employees participate in a Company sponsored savings and retirement plan that provides for discretionary Company contributions under a profit-sharing provision. Employees who are eligible to participate in the savings plan are able to contribute a percentage of their base compensation not to exceed 15%, subject to a dollar limit. The Company contributes an amount equal to 25% of employee contributions up to 6% of their base compensation. Employee contributions are invested in certain equity and fixed income securities based on employee elections. Matching contributions and profit-sharing contributions made by the Company were $330,000 and $733,000, respectively in 1999, $272,000 and $1,100,000, respectively in 1998, and $197,000 and $934,000, respectively in 1997.

8.  Stock Option Plans

The 1995 Stock Option Plan (the “1995 Plan”) authorized the Board to grant, at its discretion, to employees, agents, consultants or independent contractors of the Company, options to purchase shares of common stock. The number of shares granted under this plan was limited to an aggregate amount of 900,000 shares. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally are exercisable two years after the date of grant and expire December 31, 2008. In May 1998, the 1995 Plan was suspended. This action had no effect on options granted prior to the suspension.

In May 1998, the shareholders approved the 1998 Stock Option Plan (the “1998 Plan”) which authorizes the Board to grant, at its discretion, options to purchase shares of common stock, stock appreciation rights, restricted stock and performance awards to employees, agents, consultants or independent contractors of the Company. The number of shares authorized for issuance under the 1998 Plan is limited to 1,125,000 shares of which 846,000 shares were available for grant as of December 31, 1999. Granted options usually have an exercise price of not less than the fair market value of the stock on the date of grant. During 1999, the Company granted 283,000 options to its employees and officers. Of those options, the Company granted 62,500 stock options at $0.01 per share to the executive officers and certain senior managers. Options generally are exercisable two or more years after the date of grant and expire ten years after the date of grant. Total compensation expense for options granted below market price was $549,000 for the year ended December 31, 1999.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant to each non-employee director options to purchase shares of the Company’s common stock. The number of shares granted under this plan is limited to an aggregate amount of 450,000 shares. During 1999, the Company granted 28,000 options to its directors. The options will have an exercise price of not less than the fair market value of the stock on the date of grant and generally are exercisable one year after the date of grant and expire ten years after the date of grant.

In March 1998, the Company’s Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (“ESPP”). Under the plan, eligible employees may be granted rights to purchase up to an aggregate of 900,000 shares of common stock. Rights are exercisable at 85% of the applicable market value provided that this value is greater than book value per share. If 85% of the applicable market value is less than book value per share, rights are exercisable at book value per share. The applicable market value, as defined, is the lower of either the closing price of the Company’s stock at the end of a six month period or the average of the beginning and ending closing prices of the Company’s stock at the end of a six month period. Book value per share is determined as of the most recent audited consolidated balance sheet date. There were 12,500 shares issued in 1999 under the ESPP.

FASB Statement No. 123, “Accounting for Stock-Based Compensation” (SFAS 123) requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	1999		1998		1997

Risk-free interest rate	5.41%		4.71%		6.2%
Expected dividend yield	—		—		—
Expected volatility	0.31		0.29		0.38
Weighted average expected life	5.0	years	4.1	years	4.1	years

F-13

8.  Stock Option Plans (continued)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options vesting period. Had the Company’s stock based compensation plan been determined based on the fair value at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below (dollars, in thousands except per share data):

	1999	1998	1997

Pro forma net income	20,407	13,193	6,704
Pro forma earnings per share:
Basic	1.77	1.13	0.70
Diluted	1.72	1.11	0.68

A summary of the Company’s stock option activity and related information for the plans described above is as follows:

	1999		1998		1997

	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price

Outstanding—Beginning of year	580,763	9.29	439,554	7.17	253,214	4.55
Granted equal to fair value	248,425	13.85	178,500	13.87	226,125	9.25
Granted less than fair value	62,500	0.01	—	—	—	—
Total granted	310,925		178,500		226,125
Exercised	90,391	7.54	26,011	4.68	39,785	2.29
Forfeitures	24,000	13.39	11,280	9.85	—	—
Outstanding—End of year	777,297	10.08	580,763	9.29	439,554	7.17

Exercisable at end of year	405,990	8.92	318,629	7.12	210,605	6.18

Weighted average fair value of options
granted during the year	7.71		4.21		3.63

A summary of the exercise prices weighted average contractual life for options outstanding as of December 31, 1999 is as follows (dollars, except as noted):

	Exercise Price Range
	$0.01 - $10.17	$10.18 - $17.50
Options outstanding (shares)	371,747	405,550

Weighted average exercise price	5.98	13.84
Weighted average remaining contractual life (years)	4.82	7.11
Options exercisable (shares)	299,115	106,875
Weighted average exercise price of options exercisable	7.42	13.91

F-14

9.  Quarterly Financial Data (Unaudited)

The following is a tabulation of the Company’s unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 (dollars, in thousands except per share data):

	Quarter Ended
	3/99	6/99	9/99	12/99	3/98	6/98	9/98	12/98

Net sales	98,906	225,125	163,325	82,469	73,988	178,450	133,883	71,277
Gross profit	22,755	54,646	38,591	17,303	15,947	41,815	30,051	14,726
Net income (loss)
before change in
accounting principle	678	15,877	8,051	(2,984)	—	—	—	—
Net income (loss)	134	15,877	8,051	(2,984)	(1,180)	12,233	5,820	(3,135)
Net income (loss) per
share before change in
accounting principle:
Basic	0.06	1.38	0.70	(0.26)	(0.10)	1.05	0.50	(0.27)
Diluted	0.06	1.34	0.67	(0.26)	(0.10)	1.03	0.49	(0.27)
Net income (loss) per
share after change in
accounting principle:
Basic	0.01	1.37	0.70	(0.26)	(0.10)	1.05	0.50	(0.27)
Diluted	0.01	1.33	0.67	(0.26)	(0.10)	1.03	0.49	(0.27)

As a result of differences in the manner in which in-the-money stock options are considered from quarter-to-quarter under the requirements of SFAS 128, diluted earnings per share for annual periods may not equal the sum of the individual quarter’s diluted earnings per share amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 22, 2000.

SCP POOL CORPORATION

By:	/s/ WILSON B. SEXTON ———————————— Wilson B. Sexton, Chairman, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 22, 2000.

Signature:	Title:
/s/ WILSON B. SEXTON ——————————————— Wilson B. Sexton	Chairman, Chief Executive Officer and Director

/s/ MANUEL J. PEREZ DE LA MESA ——————————————— Manuel J. Perez de la Mesa	President and Chief Operating Officer

/s/ CRAIG K. HUBBARD ——————————————— Craig K. Hubbard	Chief Financial Officer, Treasurer and Secretary

/s/ ANDREW W. CODE ——————————————— Andrew W. Code	Director

/s/ JAMES J. GAFFNEY ——————————————— James J. Gaffney	Director

/s/ PETER M. GOTSCH ——————————————— Peter M. Gotsch	Director

/s/ Frank J. St. Romain ——————————————— Frank J. St. Romain	Director

/s/ ROBERT C. SLEDD ——————————————— Robert C. Sledd	Director

Exhibit Number	Document Description	Sequential Page Number

3.1	Restated Certificate of Incorporation of the Company.	(1)
3.2	Restated Bylaws of the Company.	(2)
4.1	Form of certificate representing shares of common stock of the Company.	(2)
4.2	Credit Agreement, dated as of December 31, 1993, by and among South Central Pool Supply, Inc. (previously known as SCP Acquisition Corp.), The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.	(2)
4.3	Amendment No. 1 to Credit Agreement, dated as of September 1, 1994, by and among South Central Pool Supply, Inc., The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.	(2)
4.4	Amendment No. 2 to Credit Agreement, dated as of January 20, 1995, by and among SCP Supply, The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.	(2)
4.5	Amendment No. 3 to Credit Agreement, dated as of February 28, 1995, by and among South Central Pool Supply, Inc., The First National Bank of Chicago, as agent, and various lenders from time to time party thereto.	(2)
10.1	Asset Purchase Agreement dated as of December 31, 1993, by and among the Company, SCP Acquisition Corp., and South Central Pool Supply, Inc.	(2)
10.2	Registration Agreement, dated as of December 31, 1993, by and among the Company, Code Hennessy & Simmons, LLC (“CHS”), various management and outside investors, Berkeley Atlantic Income Limited, BG Services Limited, and PNC Equity Management Corp.	(2)
10.3	Asset Purchase Agreement dated as of January 4, 1994, by and between Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.	(2)
10.4	Amendment No. 1 to Asset Purchase Agreement, dated as of January 7, 1994, by and among Aqua Fab Industries, Inc. and South Central Pool Supply Industries, Inc.	(2)
10.5	Amendment No. 2 to Asset Purchase Agreement, dated as of January 18, 1994, by and among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.	(2)
10.6	Amendment No. 3 to Asset Purchase Agreement, dated as of February 17, 1994, by and among Aqua Fab Industries, Inc. and South Central Pool Supply, Inc.	(2)
10.7	Asset Purchase Agreement dated as of January 20, 1995, by and among Alliance Packaging, Inc., York Chemical Corporation and Wexco Incorporated.	(2)
10.8	Stock Purchase Agreement, dated as of February 15, 1995, by and among the Company, Orcal Pool Supplies, Inc. and Ronald Hetzner.	(2)
10.9	Agreement dated as of March 31, 1992, by and between Wexco and W.B. Sexton.	(2)
10.10	Patent Assignment, dated as of January 20, 1995, between Wexco Incorporated and Alliance Packaging, Inc.	(2)
10.11	Management Agreement, dated as of December 31, 1993, by and between CHS Management Limited Partnership, an Illinois limited partnership, and SCP Acquisition Corp.	(2)
10.12	Management Agreement dated as of February 28, 1995, by and between SCP Supply and Ronald Hetzner.	(2)
10.13	SCP Pool Corporation 1995 Stock Option Plan.*	(2)
10.14	Form of Individual Stock Option Agreement.*	(2)
10.15	Form of Convertible Subordinated Note dated as of December 31, 1993 issued by SCP Holding Corp.	(2)
10.16	Form of Junior Subordinated Note, dated as of December 31, 1993, issued by SCP Holding Corp.	(2)
10.17	Form of Executive Securities Agreement, dated as of December 31, 1993, among SCP Holding Corp., Code Hennessy & Simmons Limited Partnership and certain executives.	(2)
10.18	Form of Lease, dated as of February 28, 1995, by and between Ronald Hetzner and South Central Pool Supply, Inc.	(2)
10.19	Lease, dated as of November 8, 1993, by and between Northpark Alliance, LLC and South Central Pool Supply, Inc.	(2)
10.20	Lease, dated as of November 7, 1991, by and between St. Romain Children's Trust and South Central Pool Supply, Inc.	(2)
+10.21	Sales Agreement dated as of October 1, 1993, between PPG Industries, Inc. and SCP Supply.	(2)
10.22	Asset Purchase Agreement, dated as of September 7, 1995, by and among SCP Supply, Aman Enterprises, Inc., Stephen Aman and Walter Aman.	(3)
10.23	Stock Purchase Agreement, dated as of November 10, 1995, by and among SCP Supply, Steven Portnoff Corporation and Steven Portnoff	(3)
10.24	Asset Purchase Agreement, dated as of December 12, 1995, by and among SCP Supply, Pool Mart of Nevada, Inc., Robert Portnoff, Sarah Portnoff and Steven Portnoff	(3)
10.25	SCP Pool Corporation 1996 Non-Employee Director Equity Incentive Plan*	(3)
10.26	Second Amended and Restated Credit Agreement, dated as of September 26, 1996, among South Central Pool Supply, Inc., the First National Bank of Chicago and the Institutions party thereto as lenders	(4)
10.27	Asset Purchase Agreement, dated as of September 26, 1996, among South Central Pool Supply, Inc., SCP Pool Corporation, The B-L Network, Inc. and Bio-Lab, Inc.	(4)
10.28	Asset Purchase Agreement, dated as of September 26, 1996, among Alliance Packaging, Inc., SCP Pool Corporation, South Central Pool Supply, Inc. and Bio-Lab, Inc.	(4)
+10.29	Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP Pool Corporation	(4)
+10.30	Supply Agreement, dated as of September 26, 1996, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP Pool Corporation	(4)
++10.31	Asset Purchase Agreement, dated as of November 13, 1997, among SCP Pool Corporation, South Central Pool Supply, Inc., Bicknell Huston Distributors, Inc., Pacific Industries, Inc. and Cookson America, Inc.	(5)
10.32	Third Amended and Restated Credit Agreement, dated as of December 31, 1997, by and among South Central Pool Supply, Inc., the institutions from time to time party thereto as lenders, LaSalle National Bank, as Agent and Co-Arranger and Hibernia National Bank as Co-Arranger.	(6)
10.33	Amendment, dated December 31, 1997, to the Asset Purchase Agreement, dated as of November 13, 1997, among SCP Pool Corporation, South Central Pool Supply, Inc., Bicknell Huston Distributors, Inc., Pacific Industries, Inc. and Cookson America, Inc.	(6)
10.34	SCP Pool Corporation 1998 Stock Option Plan*	(1)
10.35	Form of Stock Option Agreement under 1998 Stock Option Plan*	(7)
10.36	SCP Pool Corporation Employee Stock Purchase Plan*	(1)
10.37	Amendment No. 1 to SCP Pool Corporation Employee Stock Purchase Plan*	(7)
10.38	Asset Purchase Agreement dated as of January 8, 1999, among South Central Pool Supply, Inc., Benson Pump Co., Benson Pump-Georgia, Inc., and J.K.K.T. Corp.	(7)
10.39	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa*	(7)
21.1	Subsidiaries of the registrant.	(6)
23.1	Consent of Ernst & Young LLP
27.1	Financial Data Schedule
____________
+	Confidential Treatment Granted.

++	Confidential Treatment Granted for portions of Exhibit C to this Agreement.

*	Management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the respective exhibit to the Company's Definitive Proxy Statement on Schedule 14A, filed April 8, 1998.

(2)	Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-92738.

(3)	Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995.

(4)	Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 1996.

(5)	Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 333-40245.

(6)	Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997.

(7)	Incorporated by reference to the respective exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.