Form 10-Q
period 2000-03-31
SCP POOL CORP
filed 2000-04-26
CIK 945841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640 SCP POOL CORPORATION ———————————————————————————————— ————————— (Exact name of registrant as specified in its charter)

DELAWARE ————————————————————	36-3943363 ———————————
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard, Covington, Louisiana ————————————————————	70433-5001 ———————————
(Address of principal executive offices)	(Zip Code)

504-892-5521
——————————————————————————————————— ——————
(Registrant’s telephone number, including area code)

__________________________________________________________________________
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

At April 21, 2000, there were 11,296,882 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

TABLE OF CONTENTS

Part I. Financial Information	Page

Item 1. Financial Statements (2000 Unaudited)
Consolidated Balance Sheets—
March 31, 2000 and December 31, 1999	1

Consolidated Statements of Income—
Three Months Ended March 31, 2000 and March 31, 1999	2

Condensed Consolidated Statements of Cash Flows—
Three Months Ended March 31, 2000 and March 31, 1999	3

Notes to Condensed Consolidated Financial Statements—
March 31, 2000	4

Item 2. Management’s Discussion and Analysis of Financial Condition and
Results of Operations	5

Item 3. Quantitative and Qualitative Disclosures About Market Risk	9

Part II. Other Information

Items 1. - 6.	10

SCP POOL CORPORATION

CONSOLIDATED BALANCE SHEETS (dollars, in thousands except share data)

	(Unaudited) March 31, 2000	(note) December 31, 1999

Assets
Current assets:
Cash and cash equivalents	2,136	3,958
Receivables, net	75,001	40,932
Inventory, net	130,517	84,252
Prepaid expenses	1,126	757
Deferred income taxes	2,081	2,544

Total current assets	210,861	132,443

Property and equipment, net	7,335	6,831
Goodwill, net	50,092	49,692
Other assets, net	3,351	5,175

Total assets	271,639	194,141

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	115,899	51,132
Accrued and other current liabilities	8,875	12,537
Current portion of long-term debt	5,000	5,000

Total current liabilities	129,774	68,669

Deferred income taxes	3,827	5,094
Long-term debt, less current portion	42,141	22,766

Stockholders’ equity:
Common stock, $.001 par value; 20,000,000 shares authorized;
11,302,132 and 11,410,600 shares issued and outstanding in
2000 and 1999, respectively	11	11
Additional paid-in capital	56,117	55,272
Retained earnings	50,336	49,091
Treasury stock	(10,019)	(6,231)
Unearned compensation	(554)	(554)
Accumulated other comprehensive income	6	23

Total stockholders’ equity	95,897	97,612

Total liabilities and stockholders’ equity	271,639	194,141

Note:	The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

See accompanying notes. 1.

SCP POOL CORPORATION

CONSOLIDATED STATEMENTS OF INCOME (dollars, in thousands except per share data) (Unaudited)

	Three Months Ended March 31,
	2000	1999

Net sales	120,631	98,906
Cost of sales	92,109	76,151

Gross profit	28,522	22,755

Selling and administrative expenses	25,403	20,456
Goodwill amortization	440	326

Operating income	2,679	1,973
Other income (expense):
Interest expense	(714)	(852)
Amortization expense	(222)	(316)
Miscellaneous income	238	274

	(698)	(894)

Income before income taxes and change in
accounting principle	1,981	1,079
Income taxes	739	401

Income before change in accounting principle	1,242	678
Change in accounting principle, net of tax	—	(544)

Net income	1,242	134

Net income per share of common stock:
Basic:
Income before change in accounting principle	0.11	0.06
Change in accounting principle	—	(0.05)

Net income	0.11	0.01

Diluted:
Income before change in accounting principle	0.11	0.06
Change in accounting principle	—	(0.05)

Net income	0.11	0.01

Average shares outstanding:
Basic	11,368	11,613

Diluted	11,797	11,908

See accompanying notes. 2.

SCP POOL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (dollars, in thousands) (Unaudited)

	Three Months Ended March 31,
	2000	1999

Operating activities
Income before change in accounting principle	1,242	678
Adjustments to reconcile income before change in accounting principle to net cash used in operating activities	(18,362)	(3,334)

Net cash used in operating activities	(17,120)	(2,656)

Investing activities
Acquisition of businesses, net of cash acquired	(130)	(21,823)
Purchase of property and equipment	(996)	(981)
Proceeds from sale of property and equipment	9	—

Net cash used in investing activities	(1,117)	(22,804)

Financing activities
Net borrowings on revolving loan	20,625	27,075
Payments on long-term debt	(1,250)	(952)
Issuance of common stock	845	735
Purchase of treasury stock	(3,788)	(2,678)

Net cash provided by financing activities	16,432	24,180

Effect of exchange rate changes on cash	(17)	(53)

Change in cash and cash equivalents	(1,822)	(1,333)
Cash and cash equivalents at beginning of period	3,958	4,911

Cash and cash equivalents at end of period	2,136	3,578

Supplemental cash flow information
Cash paid during the period for:
Interest	676	775
Income taxes, net of refunds	71	280

See accompanying notes. 3.

SCP POOL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

MARCH 31, 2000

1.	Unaudited Interim Financial Statements

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the results of the interim period.

Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements for the year ended December 31, 1999 and footnotes thereto included in the annual report on Form 10-K filed by the Company with the Securities and Exchange Commission.

2.	Description of Business

As of March 31, 2000, the Company conducted operations through 107 service centers in 34 states, the United Kingdom and France.

The Company completed four acquisitions during 1999 (the “1999 Acquisitions”). In January 1999, the Company acquired certain assets of Benson Pump Company and the capital stock of Pratts Plastics Limited. The Company also acquired certain assets of Garden Leisure Products and the capital stock of Jean Albouy, S.A. in November and December 1999, respectively. The 1999 Acquisitions were accounted for using the purchase method of accounting and the aggregate purchase price for the 1999 Acquisitions was $25.5 million. Benson Pump Company operated 20 service centers in 16 states. The Company consolidated the operations of 15 of these service centers into existing service center locations and closed one service center location. Pratts Plastic Limited operated one service center in Essex, England, while Garden Leisure Products operated one service center in Horsham, England. The Company now operates three service centers in the United Kingdom. Jean Albouy, S.A. operated one service center in Rodez, France. The Rodez service center is the Company’s first service center in France.

3.	Earnings Per Share

Basic income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted income per common share equals net income plus the after tax interest incurred on the Company’s convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes and dilutive options.

4.	Change in Accounting Principle

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position 98-5, “Reporting on the Costs of Start-Up Activities” which required capitalized start-up costs to be written-off at the date of adoption and any future start up costs to be expensed as incurred. The Company adopted the statement on January 1, 1999 and wrote-off $863,000, net of a $319,000 tax benefit.

4.

SCP POOL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
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

The principal components of the Company’s expenses include the cost of products purchased from manufacturers and operating expenses, which are primarily related to labor, occupancy, marketing and selling and administrative expenses.

Results of Operations

The following table shows, for the periods indicated, information derived from the consolidated statements of income of the Company expressed as a percentage of net sales for such period.

	Three Months Ended March 31,
	2000	1999

Net sales	100.0%	100.0%
Cost of sales	76.4	77.0

Gross profit	23.6	23.0

Selling and administrative expenses	21.0	20.7
Goodwill amortization	0.4	0.3

Operating income	2.2	2.0

Other income (expense):
Interest expense	(0.6)	(0.9)
Amortization expense	(0.2)	(0.3)
Miscellaneous income	0.2	0.3

Income before income taxes and change in accounting principle	1.6	1.1
Income taxes	0.6	0.4

Income before change in accounting principle	1.0	0.7
Change in accounting principle, net of tax	—	(0.6)

Net Income	1.0	0.1

5.

SCP POOL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Three Months Ended March 31, 2000 Compared to Three Months Ended March 31, 1999

Net sales increased $21.7 million, or 21.9%, to $120.6 million in the three months ended March 31, 2000 from $98.9 million in the comparable 1999 period. An increase of 21.0% in same store sales at service centers open at least 15 months contributed $15.5 million to the increase, and service centers with consolidated locations from acquisitions in the past 15 months contributed $2.2 million to the increase. The balance of the increase was attributable to service centers acquired in 1999 and sales at new service centers open less than 15 months.

Gross profit increased $5.8 million, or 25.6%, to $28.5 million in the three months ended March 31, 2000 from $22.7 million in the comparable 1999 period. An increase in same store gross profit margin of 24.7% accounted for $4.1 million of the increase, while consolidated service centers and service centers open less than 15 months accounted for $1.3 million of the increase. Service centers acquired in the 1999 Acquisitions accounted for the remaining increase. Gross profit as a percentage of net sales increased to 23.6% for the three months ended March 31, 2000 from 23.0% in the comparable 1999 period. The increase in margin was realized in all regions during the first quarter of 2000 and is attributable to an increased focus on pricing and purchasing practices initiated in 1999.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $5.0 million, or 24.0%, to $25.8 million in the three months ended March 31, 2000 from $20.8 million in the comparable 1999 period. The same store selling and operating expenses increased 26.5% and accounted for $2.7 million of the increase with the balance of the increase attributable to consolidated service centers, service centers acquired in the 1999 Acquisitions and service centers open less than 15 months. The increase reflects not only salaries, occupancy expense, other costs associated with new service centers, payroll and other operating costs required to support the increased sales volume at existing service centers but also additional expenditures related to new marketing programs and management and sales incentives initiated in 1999. Operating expenses as a percentage of sales remained relatively unchanged.

Interest and other expenses decreased $0.2 million, or 22.2%, to $0.7 million in the three months ended March 31, 2000 from $0.9 million in the comparable 1999 period. The decrease is primarily attributable to lower interest expense resulting from lower average outstanding debt levels between periods and lower amortization expense for the first quarter of 2000 compared to the first quarter of 1999.

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. The principal external factor affecting the Company’s business is weather. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

The Company experiences a build-up of inventory and accounts payable during the first and second quarters of the year in anticipation of the peak swimming pool supply selling season. The Company’s peak borrowing occurs during the second quarter, primarily because dated accounts payable offered by the Company’s suppliers typically are payable in April, May and June, while the Company’s peak accounts receivable collections typically occur in June, July and August.

6.

SCP POOL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Seasonality and Quarterly Fluctuations (continued)

To encourage preseason orders, the Company, like many other swimming pool supply distributors, utilizes preseason sales programs that provide extended dating terms and other incentives to its customers. Some of the Company’s suppliers also offer extended dating terms on certain products to the Company for preseason or early season purchases. In offering extended dating terms to its customers and accepting extended dating terms from its suppliers, the Company effectively finances a portion of its receivables and inventory with extended payables.

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

The following table sets forth the first quarter of 2000 and the four quarters of 1999, which, in the opinion of management, reflect all adjustments consisting of normal recurring adjustments, considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

	QUARTER
(Unaudited)	2000	1999
(dollars, in thousands)	First	First	Second	Third	Fourth

Net sales	120,631	98,906	225,125	163,325	82,469
Gross profit	28,522	22,755	54,646	38,591	17,303
Operating income (loss)	2,679	1,973	27,926	13,592	(4,148)
Net sales as a percentage of annual net sales	N/A	17%	39%	29%	15%
Gross profit as a percentage of annual gross profit	N/A	17%	41%	29%	13%
Operating income as a percentage of annual operating income	N/A	5%	71%	35%	(11)%

Liquidity and Capital Resources

Currently, the Company’s primary sources of working capital are cash flows from operations and borrowings under its Senior Loan Facility consisting of a term loan and a revolving line of credit. The revolving line of credit has a total borrowing capacity of $65.0 million. The Company’s borrowings under its credit facilities, together with cash flows from operations and seller financing have historically been sufficient to support the Company’s growth and to finance acquisitions. Considering the Company’s borrowing base as of March 31, 2000, the Company had $27.7 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company.

During the three months ended March 31, 2000, the Company had net borrowings on its revolver loan of $20.6 million to meet seasonal working capital requirements and made scheduled principal payments of $1.3 million required under its Senior Loan Facility.

7.

SCP POOL CORPORATION

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(continued)

Liquidity and Capital Resources (continued)

Borrowings under the Senior Loan Facility may, at the Company’s option, bear interest at either (i) the agent bank’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.75% to 2.0%, in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company, including the capital stock of its wholly owned subsidiaries, secure the obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures.

In February 2000, the Company purchased 155,000 shares of its common stock pursuant to a share repurchase program announced in October 1998. In addition, in April 2000, the Company purchased 21,000 shares of its common stock pursuant to a share repurchase program announced in November 1999. Certain intercompany dividends paid by the Company and related to such stock repurchases created covenant defaults under the Senior Loan Facility. On April 17, 2000, the lenders under the Senior Loan Facility waived such defaults in accordance with the provisions of the Senior Loan Facility.

Net cash used in operating activities increased $14.4 million to $17.1 million in the first quarter of 2000 from $2.7 million in the comparable 1999 period. This increase is primarily due to an extensive amount of inventory purchased in anticipation of the peak swimming pool supply selling season.

With the exception of the 1998 acquisition of the assets of Bicknell Huston Distributors, Inc., (which was financed through issuance of common stock to the public), the Company’s acquisitions have been financed primarily by borrowings under its credit facilities and seller financing. In order to finance future acquisitions, the Company may utilize its ability to borrow additional funds under the Senior Loan Facility or, depending on market conditions, incur additional indebtedness or issue common or preferred stock (which may be issued to third parties or to sellers of acquired businesses).

8.

SCP POOL CORPORATION

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company’s earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company’s Senior Loan Facility were to increase by 1.0% from the rate at December 31, 1999; (ii) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 2000; and (iii) the Company made all required payments of principal ($5.0 million) in 2000, solely as a result of the increase in interest rates, the Company’s interest expense would increase $739,000 resulting in a $465,000 decrease in net income, assuming an effective tax rate of 37.0%. The fair value of the Company’s Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

Foreign Exchange Risk

The Company has subsidiaries located in the United Kingdom and France for which the functional currencies are the British Pound and the French Franc, respectively. Historically, the Company has not hedged its foreign currency exposure, and fluctuations in British Pound/U.S. Dollar and French Franc/U.S. Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. Dollar to the British Pound and French Franc may positively or negatively impact the Company’s revenues, operating expenses and earnings. However, due to the size of its operations in the United Kingdom and France, the Company does not anticipate its exposure to foreign currency rate fluctuations to be material in 2000.

Cautionary Statement for Purposes of the “Safe Harbor“Provisions of the Private Securities Litigation Reform Act of 1995

The above statements regarding future periods which are not historical facts are forward-looking statements that involve risks and uncertainties, including but not limited to factors related to (i) the sensitivity of the swimming pool supply business to weather conditions; (ii) the intense competition and low barriers to entry in the swimming pool supply industry; (iii) the sensitivity of the swimming pool supply business to general economic conditions; (iv) the Company’s ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms, or successfully integrate acquired businesses; (v) the Company’s ability to obtain financing on satisfactory terms; (vi) the risk of fire, safety and casualty losses and related claims of liability inherent in the storage of chemicals sold by the Company; (vii) the Company’s ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject; and (viii) the other factors discussed in the Company’s filings with the Securities and Exchange Commission. Such factors could affect the Company’s actual results and could cause such results to differ materially from the Company’s expectations described above.

9.

SCP POOL CORPORATION

Part II. Other Information

Item 1.	Legal Proceedings

The Company currently is not involved in any material legal proceedings.

Item 2.	Changes in Securities

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits

27.1 Financial Data Schedule

(b) Reports on Form 8-K.

None.
10.

SCP POOL CORPORATION

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCP POOL CORPORATION

DATE:	April 26, 2000	BY:	/s/ Craig K. Hubbard Craig K. Hubbard, Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant