Form 10-Q
period 2000-06-30
SCP POOL CORP
filed 2000-08-11
CIK 945841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640 SCP POOL CORPORATION ———————————————————————————————— ————————————— (Exact name of registrant as specified in its charter)

DELAWARE ——————————————————— (State or other jurisdiction of incorporation or organization)	36-3943363 ——————————————————— (I.R.S. Employer Identification No.)

109 Northpark Boulevard, Covington, Louisiana ——————————————————— (Address of principal executive offices)	70433-5001 ——————————————————— (Zip Code)

504-892-5521
——————————————————————————————————— ——————————
(Registrant’s telephone number, including areacode)

————————————————————————————————————— ————————
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At July 31, 2000, there were 16,969,448 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q For the Quarter Ended June 30, 2000

SCP POOL CORPORATION

Part I.  Financial Information Item 1.  Financial Statements

Consolidated Balance Sheets
(dollars, in thousands except share data)	(Unaudited) June 30, 2000	(Note) December 31, 1999

Assets
Current assets
Cash and cash equivalents	3,161	3,958
Receivables, net	101,005	40,932
Product inventories, net	108,812	84,252
Prepaid expenses	1,199	757
Deferred income taxes	2,068	2,544

Total current assets	216,245	132,443

Property and equipment, net	7,722	6,831
Goodwill, net	49,650	49,692
Other assets, net	4,006	5,175

Total assets	277,623	194,141

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	82,773	51,132
Accrued and other current liabilities	26,728	12,537
Current portion of long-term debt	5,000	5,000

Total current liabilities	114,501	68,669

Deferred income taxes	3,827	5,094
Long-term debt, less current portion	43,891	22,766

Stockholders’ equity
Common stock, $.001 par value; 20,000,000
shares authorized; 16,957,698 and 17,115,900
shares issued and outstanding in 2000 and
1999, respectively	17	17
Additional paid-in capital	57,091	55,266
Retained earnings	70,132	49,091
Treasury stock	(10,607)	(6,231)
Unearned compensation	(1,079)	(554)
Accumulated other comprehensive income	(150)	23

Total stockholders’ equity	115,404	97,612

Total liabilities and stockholders’ equity	277,623	194,141

Note:	The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements. 1

SCP POOL CORPORATION

Consolidated Statements of Income
(dollars, in thousands except per share data) (Unaudited)	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Net sales	253,957	225,125	374,588	324,031
Cost of sales	190,872	170,479	282,981	246,630

Gross profit	63,085	54,646	91,607	77,401

Selling and administrative expenses	29,523	26,394	54,926	46,850
Goodwill amortization	434	326	874	652

Operating income	33,128	27,926	35,807	29,899
Other income (expense)
Interest expense	(1,138)	(920)	(1,852)	(1,772)
Amortization expense	(223)	(757)	(445)	(1,073)
Miscellaneous income (expense)	256	(1,037)	494	(763)

	(1,105)	(2,714)	(1,803)	(3,608)

Income before income taxes and change in
accounting principle	32,023	25,212	34,004	26,291
Income taxes	12,228	9,335	12,967	9,736

Income before change in accounting
principle	19,795	15,877	21,037	16,555
Change in accounting principle,
net of tax	0	0	0	(544)

Net income	19,795	15,877	21,037	16,011

Net income per share of common stock
Basic
Income before change in accounting
principle	1.17	0.92	1.24	0.95
Change in accounting principle	0.00	0.00	0.00	(0.03)

Net income	1.17	0.92	1.24	0.92

Diluted
Income before change in accounting
principle	1.12	0.89	1.19	0.93
Change in accounting principle	0.00	0.00	0.00	(0.03)

Net income	1.12	0.89	1.19	0.90

Average shares outstanding
Basic	16,950	17,269	17,001	17,344

Diluted	17,698	17,808	17,697	17,834

The accompanying Notes are an integral part of the Consolidated Financial Statements. 2

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows
(dollars, in thousands) (Unaudited)	Six Months Ended June 30,
	2000	1999

Operating activities
Income before change in accounting principle	21,037	16,555
Adjustments to reconcile income before change in
accounting principle to net cash provided by (used
in) operating activities	(37,741)	15,859

Net cash provided by (used in) operating activities	(16,704)	696

Investing activities
Acquisition of businesses, net of cash acquired	(130)	(22,577)
Purchase of property and equipment	(1,856)	(2,080)
Proceeds from sale of property and equipment	9	702

Net cash used in investing activities	(1,977)	(23,955)

Financing activities
Net borrowings on revolving loan	23,625	27,975
Payments on long-term debt	(2,500)	(945)
Issuance of common stock	1,267	1,843
Purchase of treasury stock	(4,376)	(2,678)
Amortization of unearned compensation	33	0

Net cash provided by financing activities	18,049	26,195

Effect of exchange rate changes on cash	(165)	(53)

Change in cash and cash equivalents	(797)	2,883
Cash and cash equivalents at beginning of period	3,958	4,911

Cash and cash equivalents at end of period	3,161	7,794

Supplemental cash flow information
Cash paid during the period
Interest	1,780	1,682
Income taxes, net of refunds	706	1,344

The accompanying Notes are an integral part of the Consolidated Financial Statements. 3

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared by SCP Pool Corporation (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the results of the interim period.

Operating results for the three month or six month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. The financial information set forth herein should be read in conjunction with the Company’s Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

2.  Earnings Per Share

Basic income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted income per common share equals net income plus the after tax interest incurred on the Company’s convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes and dilutive options.

3.  Stock Split

In May 2000, the Board of Directors declared a three-for-two stock split of the Company’s common stock, which was paid in the form of a stock dividend on June 19, 2000 to the stockholders of record at the close of business on May 19, 2000. Accordingly, all share and per share data and related capital amounts for all periods presented reflect the effects of this split.

4.  Change in Effective Income Tax Rate

During the quarter ended June 30, 2000, the Company increased its effective income tax rate from 37.0% to 38.25% as a result of changes in its state income tax mix.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

5.  Recent Developments

On August 1, 2000 the Company announced that it had completed the purchase of substantially all of the assets and the assumption of certain liabilities of Superior Pool Products, Inc. (“Superior”), a distributor of swimming pool equipment, parts and supplies, previously operated as a subsidiary of Arch Chemicals, Inc. (“Arch”). The Superior distribution network encompasses nineteen service centers in California, Arizona and Nevada. This acquisition was accounted for using the purchase method of accounting.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

Results of Operations

Including the six service center locations that were opened during the first and second quarters of 2000 and the nineteen service center locations acquired from Superior, the Company currently conducts operations through 127 service centers in 34 states, the United Kingdom and France.

The following table shows, for the periods indicated, information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such period.

SCP POOL CORPORATION

Results of Operations (continued)
	Three Months Ended June 30,		Six Months Ended June 30,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	75.2	75.7	75.5	76.1

Gross profit	24.8	24.3	24.5	23.9

Selling and administrative expenses	11.6	11.7	14.7	14.5
Goodwill amortization	0.2	0.2	0.2	0.2

Operating income	13.0	12.4	9.6	9.2
Other income (expense)
Interest expense	(0.4)	(0.4)	(0.5)	(0.6)
Amortization expense	(0.1)	(0.3)	(0.1)	(0.3)
Miscellaneous income (expense)	0.1	(0.5)	0.1	(0.2)

Income before income taxes and change
in accounting principle	12.6	11.2	9.1	8.1
Income taxes	4.8	4.1	3.5	3.0

Income before change in accounting
principle	7.8	7.1	5.6	5.1
Change in accounting principle, net of tax	0.0	0.0	0.0	(0.2)

Net income	7.8	7.1	5.6	4.9

The following discussions compare the Company’s results of operations for the three month and six month periods ended June 30, 2000 and 1999.

Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

Net sales increased $28.9 million, or 13%, to $254.0 million in the three months ended June 30, 2000 from $225.1 million in the comparable 1999 period. An increase of 12% in same store sales at service centers open at least 15 months contributed $24.1 million to the increase, and service centers from acquisitions in the fourth quarter of 1999 contributed $3.9 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

SCP POOL CORPORATION

Results of Operations (continued)

Gross profit increased $8.5 million, or 16%, to $63.1 million in the three months ended June 30, 2000 from $54.6 million in the comparable 1999 period. An increase in same store gross profit of 13% accounted for $6.5 million of the increase, while service centers open less than 15 months and service centers acquired in the fourth quarter of 1999 accounted for the remaining increase. Gross profit as a percentage of net sales increased to 24.8% for the three months ended June 30, 2000 from 24.3% in the comparable 1999 period. The increase in margin was realized in all domestic regions during the second quarter of 2000 and is attributable to a continued focus on managing margins at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $3.3 million, or 12%, to $30.0 million in the three months ended June 30, 2000 from $26.7 million in the comparable 1999 period. The increase reflects not only salaries, occupancy expense and other costs associated with new service centers, but also payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales remained relatively unchanged between quarters.

Interest and other expenses decreased $1.6 million, or 59%, to $1.1 million in the three months ended June 30, 2000 from $2.7 million in the comparable 1999 period. A $0.2 million increase in interest expense was offset by a reduction in amortization expense in the second quarter of 2000 compared to the same quarter last year. In addition, miscellaneous income was $0.3 million for the quarter ended June 30, 2000 compared to miscellaneous expense of $1.0 million for the same period in 1999. The fluctuation is primarily a result of the write-off in the second quarter of 1999 of $1.2 million related to computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 compliance efforts.

SCP POOL CORPORATION

Results of Operations (continued)

Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

Net sales increased $50.6 million, or 16%, to $374.6 million in the six months ended June 30, 2000 from $324.0 million in the comparable 1999 period. An increase of 13% in same store sales at service centers open at least 15 months contributed $36.8 million to the increase, and service centers from acquisitions in the fourth quarter of 1999 contributed $5.5 million to the increase. The balance of the increase was attributable to sales at new service centers open less than 15 months.

Gross profit increased $14.2 million, or 18%, to $91.6 million in the six months ended June 30, 2000 from $77.4 million in the comparable 1999 period. An increase in same store gross profit of 16% accounted for $10.4 million of the increase, while service centers open less than 15 months and service centers acquired in the fourth quarter of 1999 accounted for the remaining increase. Gross profit as a percentage of net sales increased to 24.5% for the six months ended June 30, 2000 from 23.9% in the comparable 1999 period. The increase in margin was realized in all domestic regions and is attributable to a continued focus on managing margins at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $8.3 million, or 18%, to $55.8 million in the six months ended June 30, 2000 from $47.5 million in the comparable 1999 period. The increase reflects not only salaries, occupancy expense and other costs associated with new service centers, but also payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales remained relatively unchanged.

Interest and other expenses decreased $1.8 million, or 50%, to $1.8 million in the six months ended June 30, 2000 from $3.6 million in the comparable 1999 period. A $0.1 million increase in interest expense was offset by a $0.6 million reduction in amortization expense for the six month period ended June 30, 2000 compared to the same period last year. In addition, miscellaneous income was $0.5 million for the six months ended June 30, 2000 compared to miscellaneous expense of $0.8 million for the same period in 1999. The fluctuation is primarily a result of the write-off in the second quarter of 1999 of $1.2 million related to computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 compliance efforts.

SCP POOL CORPORATION

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot weather can increase the purchase of chemicals and supplies and pool installations. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease the purchase of chemicals and supplies and pool installations. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company’s sales. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

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

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions, if any. The Company attempts to open new service centers during the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak season.

SCP POOL CORPORATION

Seasonality and Quarterly Fluctuations (continued)

The following table sets forth certain unaudited quarterly data for the first and second quarters of 2000 and the four quarters of 1999, which, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(dollars, in thousands)	QUARTER
(Unaudited)	2000			1999
	First	Second	First	Second	Third	Fourth

Net sales	120,631	253,957	98,906	225,125	163,325	82,469
Gross profit	28,522	63,085	22,755	54,646	38,591	17,303
Operating income (loss)	2,679	33,128	1,973	27,926	13,592	(4,148)
Net sales as a
percentage of annual
net sales	N/A	N/A	17%	39%	29%	15%
Gross profit as a
percentage of annual
gross profit	N/A	N/A	17%	41%	29%	13%
Operating income (loss)
as a percentage of
annual operating income	N/A	N/A	5%	71%	35%	(11)%

Liquidity and Capital Resources

Currently, the Company’s primary sources of working capital are cash flows from operations and borrowings under its Senior Loan Facility consisting of a term loan and a revolving line of credit. The revolving line of credit has a total borrowing capacity of $65.0 million. The Company’s borrowings under its credit facilities, together with cash flows from operations and seller financing have historically been sufficient to support the Company’s growth and to finance acquisitions. Considering the Company’s borrowing base as of June 30, 2000, the Company had $25.7 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company.

During the six months ended June 30, 2000, the Company had net borrowings on its revolver loan of $23.6 million to meet seasonal working capital requirements and made scheduled principal payments of $2.5 million required under its Senior Loan Facility.

SCP POOL CORPORATION

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

In February 2000, the Company purchased 232,500 shares of its common stock pursuant to a share repurchase program announced in October 1998. In April 2000, the Company purchased 31,500 shares of its common stock pursuant to a share repurchase program announced in November 1999. Certain intercompany dividends paid by the Company and related to such stock repurchases created covenant defaults under the Senior Loan Facility. On April 17, 2000, the lenders under the Senior Loan Facility waived such defaults in accordance with the provisions of the Senior Loan Facility.

The above mentioned shares purchased pursuant to the Company’s share repurchase program have been adjusted to reflect the three-for-two stock split of the Company’s common stock effective June 19, 2000.

Net cash used in operating activities was $16.7 million for the six month period ended June 30, 2000 compared to $0.7 million provided by operating activities in the same period last year. This increase in the use of cash is primarily due to an extensive build-up of inventory purchased in anticipation of the peak swimming pool supply selling season.

On July 31, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Superior Pool Products, Inc., a distributor of swimming pool equipment, parts and supplies encompassing nineteen service centers in California, Arizona and Nevada. The acquisition was financed by additional borrowings under the Company’s revolving line of credit.

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

SCP POOL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As a result of the variable interest rates on the Senior Revolving Note and Senior Term Note under the Senior Loan Facility, the Company’s earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company’s Senior Loan Facility were to increase by 1.0% from the rate at December 31, 1999; (ii) the Company borrowed the maximum amount available under its revolving line of credit ($65.0 million) for all of 2000; and (iii) the Company made all required payments of principal ($5.0 million) in 2000, then solely as a result of the increase in interest rates, the Company’s interest expense would increase $739,000 resulting in a $456,000 decrease in net income, assuming an effective tax rate of 38.25%. The fair value of the Company’s Senior Revolving Note and Senior Term Note is not affected by changes in market interest rates.

Foreign Exchange Risk

There have been no material changes from that reported in the Company’s Form 10-K for the year ended December 31, 1999.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

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

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

The Company’s stockholders should also be aware that while the Company does, at various times, communicate with securities analysts, it is against the Company’s policies to disclose to such analysts any material non-public information or other confidential information. Accordingly, the Company’s stockholders should not assume that the Company agrees with statements or reports issued by such analysts. To the extent such statements or reports contain projections, forecasts or opinions by such analysts about the Company, such reports are not the responsibility of the Company.

For additional information identifying other important factors which may affect the Company’s operations and markets and could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including but not limited to the discussion included in the Business section of the Company’s Form 10-K.

Part II.  Other Information

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 10, 2000, the following proposals were adopted by the margins indicated (such margins reflect the three-for-two stock split effective June 19, 2000):

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	12,972,504	900,699
James J. Gaffney	13,873,203	0
Frank J. St. Romain	13,850,553	22,650
Wilson B. Sexton	13,850,553	22,650
Robert C. Sledd	13,873,203	0
John E. Stokely	13,873,203	0

2.	To ratify the appointment of Ernst & Young LLP as the Company’s independent auditors for the fiscal year ending December 31, 2000.

For	13,870,899
Against	8,672
Abstain	30,962

13

SCP POOL CORPORATION

Item 6. Exhibits and Reports on Form 8-K
(a)	Exhibits required by Item 601 of Regulation S-K

10.1	Asset Purchase Agreement dated as of June 14, 2000, by and among the Company, Arch Chemicals, Inc. and Superior Pool Products, Inc.

27.1	Financial Data Schedule

(b)	No reports were filed on Form 8-K during the quarter ended June 30, 2000.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

14

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 14, 2000.

SCP POOL CORPORATION

BY: /s/ Craig K. Hubbard Craig K. Hubbard, Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant

15

SCP POOL CORPORATION

Index to Exhibits
10.1	Asset Purchase Agreement dated as of June 14, 2000, by and among the Company, Arch Chemicals, Inc. and Superior Pool Products, Inc.

27.1	Financial Data Schedule

16