Form 10-Q
period 2000-09-30
SCP POOL CORP
filed 2000-11-09
CIK 945841

UNITED STATES SECURITIES AND EXCHANGE COMMISSION WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640 SCP POOL CORPORATION —————————————————————————————————— —— (Exact name of registrant as specified in its charter)

DELAWARE ———————————— (State or other jurisdiction of incorporation or organization)	36-3943363 ———————————— (I.R.S. Employer Identification No.)

109 Northpark Boulevard, Covington, Louisiana ———————————— (Address of principal executive offices)	70433-5001 ———————————— (Zip Code)

504-892-5521
————————————————————————————————————
(Registrant’s telephone number, including areacode)

————————————————————————————————————
(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES    [X]    NO     [_]

At October 31, 2000, there were 16,986,184 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended September 30, 2000

SCP POOL CORPORATION

Part I.       Financial Information
Item 1.      Financial Statements

Consolidated Balance Sheets
(Dollars, in thousands except share data)	(Unaudited)	(Note)
	September 30,	December 31,
	2000	1999

Assets
Current assets
Cash and cash equivalents	4,265	3,958
Receivables, net	66,951	40,932
Product inventories, net	88,222	84,252
Prepaid expenses	1,126	757
Deferred income taxes	2,874	2,544

Total current assets	163,438	132,443

Property and equipment, net	8,847	6,831
Goodwill, net	61,345	49,692
Other assets, net	2,507	5,175

Total assets	236,137	194,141

Liabilities and stockholders' equity
Current liabilities
Accounts payable	40,553	51,132
Accrued and other current liabilities	19,514	12,537
Current portion of long-term debt	6,250	5,000

Total current liabilities	66,317	68,669

Deferred income taxes	4,116	5,094
Long-term debt, less current portion	40,091	22,766

Stockholders’ equity
Common stock, $.001 par value; 20,000,000 shares
authorized; 16,985,734 and 17,115,900 shares issued and
outstanding in 2000 and 1999, respectively	18	17
Additional paid-in capital	57,573	55,266
Retained earnings	79,880	49,091
Treasury stock	(10,608)	(6,231)
Unearned compensation	(964)	(554)
Accumulated other comprehensive income	(286)	23

Total stockholders' equity	125,613	97,612

Total liabilities and stockholders' equity	236,137	194,141

Note:     The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

1.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars, in thousands except per share data) (Unaudited)	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net sales	190,474	163,325	565,062	487,356
Cost of sales	144,883	124,734	427,864	371,364

Gross profit	45,591	38,591	137,198	115,992
Selling and administrative expenses	28,173	24,583	83,099	71,433
Goodwill amortization	457	416	1,331	1,068

Operating income	16,961	13,592	52,768	43,491

Other income (expense)
Interest expense	(987)	(751)	(2,839)	(2,524)
Amortization expense	(222)	(232)	(667)	(1,305)
Miscellaneous income (expense)	49	269	543	(494)

	(1,160)	(714)	(2,963)	(4,323)

Income before income taxes and change
in accounting principle	15,801	12,878	49,805	39,168
Income taxes	6,051	4,827	19,018	14,563

Income before change in accounting principle	9,750	8,051	30,787	24,605
Change in accounting principle, net of tax	—	—	—	(544)

Net income	9,750	8,051	30,787	24,061

Net income per share of common stock
Basic
Income before change in accounting principle	0.57	0.47	1.81	1.42
Change in accounting principle	—	—	—	(0.03)

Net income	0.57	0.47	1.81	1.39

Diluted
Income before change in accounting principle	0.55	0.45	1.74	1.38
Change in accounting principle	—	—	—	(0.03)

Net income	0.55	0.45	1.74	1.35

Average shares outstanding
Basic	16,973	17,282	16,991	17,323

Diluted	17,777	17,906	17,723	17,858

The accompanying Notes are an integral part of the Consolidated Financial Statements.

2.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars, in thousands) (Unaudited)	Nine Months Ended September 30,
	2000	1999

Operating activities
Income before change in accounting principle	30,787	24,605
Adjustments to reconcile income before change in accounting
principle to net cash provided by operating activities	(17,447)	(6,025)

Net cash provided by operating activities	13,340	18,580

Investing activities
Acquisition of businesses, net of cash acquired	(25,287)	(22,907)
Purchase of property and equipment	(3,254)	(2,407)
Proceeds from the sale of property and equipment	17	711

Net cash used in investing activities	(28,524)	(24,603)

Financing activities
Net borrowings on revolving loan	21,075	9,075
Payments on long-term debt	(2,500)	(3,750)
Issuance of common stock	1,584	2,624
Purchase of treasury stock	(4,377)	(6,231)

Net cash provided by financing activities	15,782	1,718
Effect of exchange rate changes on cash	(291)	9

Change in cash and cash equivalents	307	(4,296)
Cash and cash equivalents at beginning of period	3,958	4,911

Cash and cash equivalents at end of period	4,265	615

The accompanying Notes are an integral part of the Consolidated Financial Statements.

3.

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

Operating results for the three month or nine month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending
December 31, 2000. The financial information set forth herein should be read in conjunction with the Company’s Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

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

3.     Stock Split
In May 2000, the Board of Directors declared a three-for-two stock split of the Company's common stock, which was paid in the form of a stock dividend on June 19, 2000 to the stockholders of record at the close of business on May 19, 2000. Accordingly, all prior period share and per share data and related capital amounts have been adjusted to reflect the effects of this split.

4.     Change in Effective Income Tax Rate
During the second quarter of 2000, the Company increased its effective income tax rate from 37.0% to 38.25% as a result of changes in its state income tax mix.

5.     Recent Developments
On July 31, 2000 and October 26, 2000, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of Superior Pool Products, Inc. (“Superior”) and Pool Rite, Inc., (distributors of swimming pool equipment, parts and supplies) respectively. The Superior distribution network encompasses nineteen service centers in California, Arizona and Nevada. Pool Rite, Inc., operated two service centers in Miami, Florida. Both acquisitions were accounted for using the purchase method of accounting.

4.

SCP POOL CORPORATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 1999 filed by the Company with the Securities and Exchange Commission.

Results of Operations
The Company currently conducts operations through 130 service centers in 34 states, the United Kingdom and France.

The following table shows, for the periods indicated, information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2000	1999	2000	1999

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.1	76.4	75.7	76.2

Gross profit	23.9	23.6	24.3	23.8
Selling and administrative expenses	14.8	15.1	14.7	14.7
Goodwill amortization	0.2	0.2	0.2	0.2

Operating income	8.9	8.3	9.4	8.9

Other income (expense)
Interest expense	(0.5)	(0.4)	(0.5)	(0.5)
Amortization expense	(0.1)	(0.1)	(0.1)	(0.3)
Miscellaneous income (expense)	—	0.1	—	(0.1)

Income before income taxes and change
in accounting principle	8.3	7.9	8.8	8.0
Income taxes	3.2	3.0	3.4	3.0

Income before change in accounting principle	5.1	4.9	5.4	5.0
Change in accounting principle, net of tax	—	—	—	(0.1)

Net income	5.1	4.9	5.4	4.9

5.

SCP POOL CORPORATION

Results of Operations (continued)

The following discussions compare the Company’s results of operations for the three month and nine month periods ended September 30, 2000 and 1999.

Three Months Ended September 30, 2000 Compared to Three Months Ended
September 30, 1999
Net sales increased $27.2 million, or 17%, to $190.5 million in the three months ended September 30, 2000 from $163.3 million in the comparable 1999 period. An increase of 6.5% in same store sales at service centers open at least 15 months contributed $9.7 million to the increase, while service centers acquired from Superior in the third quarter of 2000 accounted for $15.2 million of the increase. Service centers acquired in the fourth quarter of 1999 and the sales at new service centers open less than 15 months contributed the balance of the increase.

Gross profit increased $7.0 million, or 18%, to $45.6 million in the three months ended September 30, 2000 from $38.6 million in the comparable 1999 period. The same store gross margin increased 60 basis points for the quarter ended September 30, 2000 compared to the third quarter of 1999. Gross profit as a percentage of net sales increased 30 basis points to 23.9% for the three months ended September 30, 2000 from 23.6% in the comparable 1999 period. The increase in margin was realized in all domestic regions during the third quarter of 2000 and is attributable to a continued focus on margin management at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $3.6 million, or 14%, to $28.6 million in the three months ended September 30, 2000 from $25.0 million in the comparable 1999 period. The increase reflects not only salaries, occupancy expense and other costs associated with new service centers, but also payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales decreased 30 basis points to 15.0% from 15.3% in the third quarter of 1999.

Interest and other expenses increased $0.5 million to $1.2 million in the three months ended September 30, 2000 from $0.7 million in the comparable 1999 period. The increase is primarily due to a slight decrease in miscellaneous income as well as a $0.2 million increase in interest expense. The increase in interest expense is a result of higher average debt levels between periods due to the acquisition of Superior in the third quarter of 2000.

6.

SCP POOL CORPORATION

Results of Operations (continued)

Nine Months Ended September 30, 2000 Compared to Nine Months Ended
September 30, 1999
Net sales increased $77.7 million, or 16%, to $565.1 million in the nine months ended September 30, 2000 from $487.4 million in the comparable 1999 period. An increase of 11.5% in same store sales at service centers open at least 15 months contributed $49.0 million to the increase, while service centers acquired from Superior in the third quarter of 2000 accounted for $15.2 million of the increase. Service centers acquired in the fourth quarter of 1999 and sales at new service centers open less than 15 months contributed the balance of the increase.

Gross profit increased $21.2 million, or 18%, to $137.2 million in the nine months ended September 30, 2000 from $116.0 million in the comparable 1999 period. Gross profit as a percentage of net sales increased to 24.3% for the nine months ended September 30, 2000 from 23.8% in the comparable 1999 period. The increase in margin was realized in all domestic regions and is attributable to a continued focus on margin management at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $11.9 million, or 16%, to $84.4 million in the nine months ended September 30, 2000 from $72.5 million in the comparable 1999 period. The increase reflects not only salaries, occupancy expense and other costs associated with new service centers, but also payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales remained unchanged.

Interest and other expenses decreased $1.3 million, or 30%, to $3.0 million in the nine months ended September 30, 2000 from $4.3 million in the comparable 1999 period. In the second quarter of 1999, the Company wrote off $1.2 million related to computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 compliance efforts. There were no such write-offs in the nine month period ended September 30, 2000.

7.

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

8.

SCP POOL CORPORATION

Seasonality and Quarterly Fluctuations (continued)

The following table sets forth certain unaudited quarterly data for the first, second and third quarters of 2000 and the four quarters of 1999, which, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	QUARTER
(Unaudited)	2000			1999
	First	Second	Third	First	Second	Third	Fourth

Net sales	120,631	253,957	190,474	98,906	225,125	163,325	82,469
Gross profit	28,522	63,085	45,591	22,755	54,646	38,591	17,303
Operating income (loss)	2,679	33,128	16,961	1,973	27,926	13,592	(4,148)
Net sales as a % of
annual net sales	N/A	N/A	N/A	17%	39%	29%	15%
Gross profit as a % of
annual gross profit	N/A	N/A	N/A	17%	41%	29%	13%
Operating income (loss)
as a % of annual
operating income	N/A	N/A	N/A	5%	71%	35%	(11)%

Liquidity and Capital Resources
Currently, the Company’s primary sources of working capital are cash flows from operations and borrowings under its Senior Loan Facility consisting of a term loan and a revolving line of credit. The revolving line of credit has a total borrowing capacity of $65.0 million. The Company’s borrowings under its credit facilities, together with cash flows from operations and seller financing have historically been sufficient to support the Company’s growth and to finance acquisitions. Considering the Company’s borrowing base as of September 30, 2000, the Company had $28.3 million available for borrowing under its Senior Loan Facility, the only additional credit source currently available to the Company.

Net cash provided by operating activities was $13.3 million for the nine month period ended September 30, 2000 compared to $18.6 million in the same period last year.

During the nine months ended September 30, 2000, the Company had net borrowings on its revolver loan of $21.1 million to fund the acquisition of businesses and to meet net seasonal working capital requirements. On July 31, 2000, the Company acquired substantially all of the assets and assumed certain liabilities of Superior Pool Products, Inc., a distributor of swimming pool equipment, parts and supplies encompassing nineteen service centers in California, Arizona and Nevada. The Company also made scheduled principal payments of $2.5 million required under its Senior Loan Facility.

9.

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

The above-mentioned shares purchased pursuant to the Company’s share repurchase program have been adjusted to reflect the three-for-two stock split of the Company’s common stock effective June 19, 2000.

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

10.

SCP POOL CORPORATION

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

Part II. Other Information Item 6. Exhibits and Reports on Form 8-K
(a.)	Exhibits required by Item 601 of Regulation S-K
27.1	Financial Data Schedule
(b.)

On August 14, 2000, the Company filed a Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Item 2, Acquisition or Disposition of Assets reporting the acquisition of the business of Superior Pool Products, Inc., previously operated as a subsidiary of Arch Chemicals, Inc. The acquisition was completed at the close of business on July 31, 2000.

Items 1 - 5 are not applicable and have been omitted.

11.

SCP POOL CORPORATION

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on
November 9, 2000.

SCP POOL CORPORATION

BY: /s/ Craig K. Hubbard

Craig K. Hubbard, Chief Financial Officer,
Treasurer and Secretary and duly
authorized signatory on behalf of the
Registrant

12.

SCP POOL CORPORATION

Index to Exhibits
27.1 Financial Data Schedule

13.