Form 10-K
period 2000-12-31
SCP POOL CORP
filed 2001-03-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON‚ D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31‚ 2000 OR

__	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________TO_________

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	36-3943363
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

109 Northpark Boulevard‚ Covington‚ Louisiana	70433-5001
(Address of principal executive offices)	(Zip Code)

985-892-5521
(Registrant’s telephone number‚ including area code)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock‚ par value $0.001 per share

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)‚ and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained‚ to the best of the Registrant’s knowledge‚ in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X

The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant as of February 28‚ 2001 was approximately $567‚058‚800.

As of February 28‚ 2001 the Registrant had 17‚054‚400 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about April 4‚ 2001 for the Annual Meeting to be held on May 9‚ 2001‚ are incorporated by reference in Part III.

SCP POOL CORPORATION

Part I.

Item 1.          Business

General

SCP Pool Corporation (together with its wholly owned subsidiaries‚ the “Company”) was incorporated in 1993 and is the world’s largest wholesale distributor of swimming pool supplies and related equipment. The Company’s net sales have grown from approximately $161.1 million in 1995 to $669.8 million in 2000. As of February 28‚ 2001‚ the Company conducted operations through 160 service centers in 35 states‚ the United Kingdom and France. The Company’s domestic and foreign net sales were 97% and 3%‚ respectively‚ in 2000; 98% and 2%‚ respectively‚ in 1999; and 99% and 1%‚ respectively‚ in 1998.

2000 Acquisitions

The Company completed two acquisitions during 2000 (the “2000 Acquisitions”). The Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of Superior Pool Products‚ Inc. (the “Superior Acquisition” or “Superior”) and Pool-Rite‚ Inc. (“Pool-Rite”) in July and October 2000‚ respectively‚ for an aggregate purchase price of approximately $25.0 million. The 2000 Acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the accompanying Consolidated Financial Statements since the respective dates of acquisition.

Superior‚ previously operated as a subsidiary of Arch Chemicals‚ Inc.‚ distributed swimming pool equipment‚ parts and supplies through 19 service centers in California‚ Arizona and Nevada. Pool-Rite operated two service centers in Miami – Dade County‚ Florida.

1999 Acquisitions

The Company completed four acquisitions during 1999 (the “1999 Acquisitions”). In January 1999‚ the Company acquired certain assets of Benson Pump Company (the “Benson Acquisition”) and the capital stock of Pratts Plastics Limited (the “SPW Acquisition”). The Company also acquired certain assets of Garden Leisure Products (the “GLP Acquisition”) and the capital stock of Jean Albouy‚ S.A. (the “Albouy Acquisition”) in November and December 1999‚ respectively. The 1999 Acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the accompanying Consolidated Financial Statements since the respective dates of acquisition. The aggregate purchase price for the 1999 Acquisitions was approximately $25.5 million. Benson Pump Company operated 20 service centers in 16 states. The Company consolidated the operations of 16 of these service centers into existing service center locations and closed one service center location. Pratts Plastic Limited operated one service center in Essex‚ England‚ while Garden Leisure Products operated one service center in Horsham‚ England. Jean Albouy‚ S.A. operated one service center in Rodez‚ France.

Recent Events

In January 2001‚ the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply‚ Inc. (the “Hughes Acquisition” or “Hughes”) for a purchase price of approximately $48.0 million. The Hughes Acquisition added 31 service centers to the Company’s distribution network in the eastern half of the United States.

Operating Strategy

In an effort to establish a second national distribution network‚ the 19 service centers acquired in the Superior Acquisition and 26 of the service centers acquired in the Hughes Acquisition will operate under the Superior Pool Products name and will retain certain suppliers‚ product relationships and marketing programs exclusive to them. Both Superior and Hughes had historically been prominent forces in the industry and had a high degree of customer loyalty. The Company adopted an operating strategy of offering two distinct distribution choices to customers in order to capitalize on this loyalty‚ recognition and expanding market base.

SCP POOL CORPORATION

Part I.

Item 1.          Business (continued)

Growth Strategy

The Company’s growth strategy primarily consists of internal growth complemented by acquisitions as strategically and tactically appropriate.

The Company has grown internally through increases in same store sales and the opening of new service centers. Same store sales increased 11%‚ 14% and 14% in 2000‚ 1999 and 1998‚ respectively. These increases are primarily attributable to increased market share due to several factors including an increase in the breadth of products offered and the further development of joint marketing programs with both the Company’s suppliers and the Company’s dealers. The Company believes that these marketing programs add value to the customer’s businesses by increasing consumer awareness regarding the ease and low cost of pool ownership and maintenance. Additionally‚ the Company has opened 22 new service centers since 1996.

Since 1996‚ the Company has successfully completed 11 acquisitions consisting of 96 service centers (net of service center consolidations). The Company intends to pursue additional strategic acquisitions to further penetrate existing markets and to expand into new geographic markets. The Company continues to explore appropriate acquisition candidates and is frequently engaged in discussions regarding potential acquisitions.

Products

The Company offers more than 60‚000 national brand and private label products including both non-discretionary pool maintenance products (products which must be purchased by pool owners)‚ such as chemicals and replacement parts and discretionary products‚ such as packaged pools (kits to build swimming pools which include walls‚ liners‚ bracing and other materials) and pool equipment such as cleaners‚ filters‚ heaters‚ pumps and lights. In 2000‚ the Company significantly increased the breadth of complementary products offered including toys and games‚ hand tools‚ building materials‚ electrical supplies‚ and water features such as fountains.

Customers and Marketing

The Company distributes its products to more than 38‚000 customers‚ primarily swimming pool remodelers and builders‚ retail swimming pool stores and swimming pool repair and service companies. Historically‚ no customer has accounted for more than 1% of the Company’s sales.

The Company conducts its operations through 160 service centers in 35 states‚ the United Kingdom and France. The Company’s principal markets include Florida‚ California‚ Texas and Arizona.

The Company employs a dedicated sales force that prides itself on customer relationships. The Company’s principal marketing activities are conducted by a sales force of 149 salespersons and 148 service center managers as of February 28‚ 2001.

Distribution

Service centers are located near customer concentrations‚ typically in industrial‚ commercial or mixed-use zones. Customers may procure products at any service center location‚ or products may be delivered via the Company’s trucks.

The Company’s service centers maintain well-stocked inventories to meet customers’ immediate needs. Technology in warehouse management is utilized to optimize receiving‚ inventory control‚ picking‚ packing and shipping functions.

SCP POOL CORPORATION

Part I.

Item 1.          Business (continued)

Purchasing and Suppliers

The Company has good relationships with its suppliers who generally offer competitive pricing‚ return policies and promotional allowances. It is customary in the swimming pool supply industry for manufacturers to offer extended payment terms on their products to qualifying purchasers such as the Company. These terms are typically available to the Company for pre-season or early season purchases. The Company initiated a preferred vendor program in 1999 whereby service centers are encouraged to purchase products from a smaller number of vendors in order to effect more efficient purchasing and inventory management. The service centers are also encouraged to ensure accurate pricing and greater pricing discipline at the point of sale. These practices have resulted in improved margins throughout the Company.

The Company regularly evaluates supplier relationships and considers alternate sourcing to assure competitive costs and quality standards. The Company’s largest suppliers are Pac-Fab‚ Inc. (a subsidiary of Pentair Corporation)‚ Hayward Pool Products‚ Inc. and Bio-Lab‚ Inc. (a subsidiary of Great Lakes Chemicals‚ Inc.); these suppliers provided approximately 16%‚ 14% and 8%‚ respectively‚ of the Company’s material purchases in 2000.

Supply Agreements

In connection with the acquisition of The B-L Network‚ Inc. in September 1996‚ the Company sold the chemical manufacturing and repackaging assets of its subsidiary Alliance Packaging‚ Inc. to Bio-Lab‚ Inc.‚ the parent of The B-L Network‚ Inc. In addition‚ the Company and Bio-Lab‚ Inc. entered into supply agreements pursuant to which Bio-Lab‚ Inc. agreed to supply the Company with certain chemical products previously supplied to it by Alliance Packaging‚ Inc. and with certain chemical products previously supplied to The B-L Network‚ Inc. by Bio-Lab‚ Inc. The supply agreements expire in 2001 and are subject to renewal upon the agreement of both parties.

In connection with the acquisition of Bicknell Huston Distributors‚ Inc. in January 1998‚ the Company entered into a long-term supply agreement with Pacific Industries‚ Inc.‚ a subsidiary of Cookson Group plc and the sole stockholder of Bicknell Huston Distributors‚ Inc. (the “Pacific Supply Agreement”). Under the terms of the Pacific Supply Agreement‚ Pacific Industries‚ Inc. supplies the Company with polymer panels‚ braces‚ steps‚ liners and other products used in the construction of in-ground vinyl pools. The Pacific Supply Agreement expires in 2005 and is subject to renewal at the option of both parties.

Competition

The Company faces intense competition from many regional and local distributors in its markets and to a lesser extent‚ mass-market retailers and large pool supply retailers. Some geographic markets served by the Company‚ particularly higher density markets in Florida‚ California‚ Texas and Arizona‚ tend to be more competitive than others. Barriers into entry in the swimming pool supply industry are relatively low.

The Company competes with other distributors for rights to distribute brand-name products. The loss of or inability to obtain such rights could have a material adverse effect on the Company. Management believes that the competition for such distribution rights may result in a competitive advantage to larger distributors‚ such as the Company‚ and a disadvantage to smaller distributors.

The Company believes that the principal competitive factors in pool supply distribution are the breadth and availability of products offered‚ the quality and level of customer service‚ the breadth and depth of sales and marketing programs‚ competitive product pricing‚ and consistency and stability of business relationships with its customers. The Company believes it generally competes favorably with respect to each of these factors.

SCP POOL CORPORATION

Part I.

Item 1.          Business (continued)

Seasonality and Weather

See Item 7‚ “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations”.

Environmental‚ Health and Safety Regulations

The Company’s business is subject to regulation under local fire codes and federal‚ state and local environmental and health and safety requirements including the Emergency Planning and Community Right-to-Know Act‚ the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Most of these requirements govern the packaging‚ labeling‚ handling‚ transportation‚ storage and sale of pool chemicals by the Company. The Company stores chemicals at each of its service centers. Certain chemicals stored by the Company are combustible oxidizing compounds‚ and the storage of such chemicals is strictly regulated by local fire codes. In addition‚ the algicides sold by the Company are regulated as pesticides under the Federal Insecticide‚ Fungicide and Rodenticide Act and state pesticide laws which primarily relate to labeling and annual registration. While considerable efforts are made to ensure the Company operates in substantial compliance with environmental‚ health and safety requirements‚ there can be no assurance that the Company will not be determined to be out of compliance with‚ or liable under‚ such requirements. Such an instance of noncompliance or liability could have a material adverse effect on the Company and its operating results.

Employees

As of February 28‚ 2001‚ the Company employed approximately 1‚800 individuals on a full-time basis. During 2000‚ the Company added approximately 220 employees in connection with the 2000 Acquisitions. In 2001‚ the Company gained approximately 275 employees in connection with the Hughes Acquisition. The Company considers its relations with its employees to be good.

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

Item 2.          Properties

The Company’s service centers range in size from approximately 3‚000 square feet to 51‚000 square feet and consist of warehouse‚ counter‚ display and office space. As of February 28‚ 2001‚ the Company owns three service centers in Florida. All of the Company’s other properties are leased for terms that expire between 2001 and 2011‚ and many of these leases may be extended. The Company believes that all of its facilities are well maintained‚ suitable for the Company’s business and occupy sufficient space to meet the Company’s operating needs.

The Company’s executive offices are located in approximately 29‚000 square feet of leased space in Covington‚ Louisiana.

The Company believes that no single lease is material to its operations and that alternate sites are presently available at market rates.

SCP POOL CORPORATION

Part I.

Item 2.          Properties (continued)

The following table illustrates the concentration of service centers in each state and foreign country as of February 28‚ 2001:

Location	# of Service Centers

Florida	30
California	28
Texas	13
Arizona	8
Tennessee	7
Alabama	6
Georgia	5
Illinois	4
Louisiana	4
New Jersey	4
New York	4
North Carolina	4
Ohio	4
Michigan	3
Nevada	3
Oklahoma	3
Pennsylvania	3
United Kingdom	3
Indiana	2
Massachusetts	2
Missouri	2
South Carolina	2
Virginia	2
Arkansas	1
Colorado	1
Connecticut	1
France	1
Kansas	1
Kentucky	1
Maine	1
Maryland	1
Minnesota	1
Mississippi	1
Nebraska	1
New Mexico	1
Oregon	1
Washington	1

TOTAL	160

Item 3.          Legal Proceedings

From time to time‚ the Company is involved in litigation and proceedings arising in the ordinary course of its business. There are no pending material legal proceedings to which the Company is a party or to which the property of the Company is subject.

Item 4.          Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31‚ 2000.

SCP POOL CORPORATION

Part II.

Item 5.          Market for the Registrant’s Common Stock and Related Security Holder Matters

The common stock of the Company began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. At February 28‚ 2001‚ there were 51 holders of record of common stock.

The following table sets forth in Dollars‚ for the periods indicated‚ the range of high and low sales prices for the Company’s common stock as reported by the Nasdaq National Market. The prices for fiscal year 1999 and the first quarter of 2000 have been adjusted to reflect the three-for-two stock split effective June 19‚ 2000.

Fiscal Year	High	Low

2000
First Quarter	20.813	14.917
Second Quarter	26.167	18.583
Third Quarter	30.625	21.750
Fourth Quarter	31.625	22.750

1999
First Quarter	10.417	8.250
Second Quarter	17.500	9.375
Third Quarter	17.417	13.375
Fourth Quarter	19.417	14.750

Historically‚ no cash dividends have been declared‚ and the Company currently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. Any future determination to pay cash dividends will be made by the Company’s Board of Directors (the “Board”) based upon the Company’s earnings‚ financial position‚ capital requirements‚ credit agreements and such other factors as the Board deems relevant at such time. The current terms of the Company’s Senior Loan Facility restrict the Company’s ability to pay dividends. For further discussion‚ see Item 7‚ “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” and Note 3 to the Company’s Consolidated Financial Statements.

SCP POOL CORPORATION

Part II.

Item 6.          Selected Financial Data

The following table sets forth selected financial data derived from the Company’s Consolidated Financial Statements. This information should be read in conjunction with Item 7‚ “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Company’s Consolidated Financial Statements and accompanying Notes.

(Dollars‚ in thousands except per share data)	Year Ended December 31‚ (1)
	2000	1999	1998	1997	1996

Statement of Income Data
Net sales	669‚761	569‚825	457‚598	335‚022	235‚844
Income before change in accounting principle (2)	28‚076	21‚622	13‚738	7‚056	4‚533
Income before change in accounting principle per
share of common stock
Basic	1.65	1.25	0.79	0.49	0.32
Diluted	1.58	1.21	0.77	0.48	0.31

Balance Sheet Data
Working capital	88‚908	63‚774	61‚672	63‚387	34‚602
Total assets	251‚905	194‚141	163‚788	136‚452	113‚245
Total long-term debt‚ including current portion	40‚991	27‚766	33‚696	39‚889	51‚277
Stockholders’ equity	123‚195	97‚612	80‚564	66‚635	36‚810

Other
Same store sales growth (3)	11%	14%	14%	11%	19%
Number of service centers at year end	129	102	90	74	68

_________________

  During the years 1996 to 2000‚ the Company successfully completed 10 acquisitions consisting of 96 service centers‚ 31 of which were consolidated into existing service centers. For further discussion‚ see Item 1.
  In 1999‚ the Company adopted Statement of Position 98-5‚ "Reporting on the Costs of Start-Up Activities" and recognized a cumulative effect adjustment‚ net of a tax benefit‚ of $544‚000‚ or a net loss of $0.03 per share.
  Same store sales growth is calculated using a 15-month convention whereby all newly opened service centers‚ all newly acquired service centers and all service centers which are consolidated with newly acquired or opened service centers are excluded from the calculation for a period of 15 months.

Item 7.          Management’s Discussion and
                      Analysis of Financial Condition and Results of Operations

General

The Company derives its revenues primarily from the sale of swimming pool equipment‚ parts and supplies‚ including chemicals‚ cleaners‚ packaged pools and liners‚ filters‚ heaters‚ pumps‚ lights‚ repair parts and other equipment required to build‚ maintain‚ install and overhaul residential and small commercial swimming pools. In 2000‚ the Company significantly increased the breadth of complementary products offered including toys and games‚ hand tools‚ building materials‚ electrical supplies‚ and water features such as fountains. The Company sells its products primarily to swimming pool remodelers and builders‚ independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small‚ family owned businesses with relatively limited capital resources. The Company maintains a strict credit policy. Losses from customer receivables have historically been within management’s expectations.

In an effort to establish a second national distribution network‚ the 19 service centers acquired in the Superior Acquisition and 26 of the service centers acquired in the Hughes Acquisition will operate under the Superior Pool Products name and will retain certain suppliers‚ product relationships and marketing programs exclusive to them. Both Superior and Hughes had historically been prominent forces in the industry and had a high degree of customer loyalty. The Company adopted an operating strategy of offering two distinct distribution choices to customers to capitalize on this loyalty‚ recognition and expanding market base.

SCP POOL CORPORATION

Part II.

Item 7.          Management’s Discussion and
                      Analysis of Financial Condition and Results of Operations

General (continued)

The swimming pool supply industry is affected by various factors including weather‚ general economic conditions‚ consumer saving and discretionary spending levels‚ the rate of new housing construction and consumer attitudes toward pool products for environmental or safety reasons. Although management believes that the Company’s geographic diversity and the continuing maintenance and repair needs for existing swimming pools could mitigate the effect of a regional adverse weather or economic downturn‚ there can be no assurance that the Company’s results of operations and expansion plans would not be materially adversely affected by any of such circumstances.

The principal components of the Company’s expenses include the cost of product purchased for resale and operating expenses which are primarily related to labor‚ occupancy‚ marketing‚ selling and administrative expenses. In response to competitive pressures from any of its current or future competitors‚ the Company may be required to lower selling prices in order to maintain or increase market share‚ and such measures could adversely affect the Company’s gross margins and operating results.

Same store sales and gross profit growth are calculated using a 15-month convention whereby all newly opened service centers‚ all newly acquired service centers and all service centers which are consolidated with newly acquired or opened service centers are excluded from the calculation for a period of 15 months.

The following table shows‚ for the periods indicated‚ information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such year.

	Year Ended December 31‚
	2000	1999	1998

Net sales	100.0%	100.0%	100.0%
Cost of sales	75.8	76.6	77.6

Gross profit	24.2	23.4	22.4
Selling and administrative expenses	16.6	16.2	16.6
Goodwill amortization	0.2	0.3	0.2

Operating income	7.4	6.9	5.6

Interest expense	(0.5)	(0.5)	(0.8)
Amortization expense	(0.2)	(0.3)	(0.2)
Miscellaneous income‚ net	0.1	—	0.2

Income before income taxes and change in accounting principle	6.8	6.1	4.8

The following discussions of consolidated operating results include the results of operations from service centers acquired during 2000‚ 1999 and 1998. The acquisitions were accounted for using the purchase method of accounting and‚ accordingly‚ the results of operations have been included in the consolidated results of the Company beginning on the respective dates of acquisition.

Year Ended December 31‚ 2000 Compared to Year Ended December 31‚ 1999

Net sales increased $100.0 million‚ or 18%‚ to $669.8 million in 2000 from $569.8 million in 1999. Same store sales growth of 11% accounted for $52.2 million of the increase‚ while service centers acquired in the Superior Acquisition contributed $30.4 million to the increase. The balance of the increase was attributable to sales from new service centers opened or acquired in the past 15 months.

SCP POOL CORPORATION

Part II.

Item 7.          Management’s Discussion and
                      Analysis of Financial Condition and Results of Operations

Year Ended December 31‚ 2000 Compared to Year Ended December 31‚ 1999 (continued)

Gross profit increased $28.6 million‚ or 21%‚ to $161.9 million in 2000 from $133.3 million in 1999. Same store gross profit growth of 16% accounted for $18.3 million of the increase‚ while service centers acquired in the Superior Acquisition contributed $6.0 million to the increase. Gross profit as a percentage of net sales increased to 24.2% in the 2000 period from 23.4% in the 1999 period. The increase in gross profit margin was realized in all domestic regions and is attributable to a continued focus on pricing and purchasing disciplines.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $18.6 million‚ or 20%‚ to $112.6 million in 2000 from $94.0 million in the comparable 1999 period. Service centers acquired in the Superior Acquisition accounted for $5.2 million of the increase. The remaining increase reflects not only salaries‚ occupancy expense and other costs associated with new service centers‚ but also payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales increased to 16.8% in 2000 from 16.5% in 1999.

Interest and other expenses decreased $0.7 million‚ or 15%‚ to $4.1 million in 2000 from $4.8 million in the comparable 1999 period. The decrease is primarily attributable to a $1.0 million write-off in 1999 of certain computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 efforts. There were no such write-offs in 2000.

Income taxes increased $4.2 million to $17.1 million for 2000 compared to $12.9 million for 1999 primarily due to the $10.7 million increase in income before income taxes. During the second quarter of 2000‚ the Company’s effective income tax rate increased from 37.0% to 38.25% as a result of changes in its state income tax mix.

Year Ended December 31‚ 1999 Compared to Year Ended December 31‚ 1998

Net sales increased $112.2 million‚ or 25%‚ to $569.8 million in 1999 from $457.6 million in 1998. Same store sales growth of 14% accounted for $52.7 million of the increase‚ while service centers acquired in the Benson Acquisition in 1999 contributed $21.1 million to the increase. Service centers acquired from the SPW Acquisition‚ the GLP Acquisition and the Albouy Acquisition (the “European Acquisitions”) accounted for $8.1 million of the increase‚ and the balance of the increase was attributable to sales at consolidated and new service centers open less than 15 months.

Gross profit increased $30.8 million‚ or 30%‚ to $133.3 million in 1999 from $102.5 million in 1998. Same store gross profit growth of 17% accounted for $14.6 million of the increase‚ while consolidated and new service centers open less than 15 months contributed $9.1 million to the increase. The Benson Acquisition and the European Acquisitions accounted for the remaining increase. Gross profit as a percentage of net sales increased to 23.4% in the 1999 period from 22.4% in the 1998 period. The increase in gross profit margin was realized in the majority of markets across the United States in 1999 primarily as a result of increased focus on pricing and purchasing disciplines initiated in 1999.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $16.8 million‚ or 22%‚ to $94.0 million in 1999 from $77.2 million in the comparable 1998 period. The increase reflects not only salaries‚ occupancy expense and other costs associated with new service centers‚ but also payroll and other operating costs required to support the increased sales volume at existing service centers. Operating expenses as a percentage of net sales decreased to 16.5% in 1999 from 16.9% in 1998.

SCP POOL CORPORATION

Part II.

Item 7.          Management’s Discussion and
                      Analysis of Financial Condition and Results of Operations

Year Ended December 31‚ 1999 Compared to Year Ended December 31‚ 1998 (continued)

Interest and other expenses increased $1.2 million‚ or 33%‚ to $4.8 million in 1999 from $3.6 million in 1998. The increase was primarily attributable to a $1.0 million increase in miscellaneous expense due to the write-off of certain computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 efforts.

Income taxes increased $4.9 million to $12.9 million for 1999 compared to $8.0 million for 1998 primarily due to the $12.7 million increase in income before income taxes and change in accounting principle. The Company’s effective tax rate remained constant at 37.0% in 1999.

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot weather can increase pool installations and the purchase of chemicals and supplies. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition‚ unseasonably early or late warming trends can increase or decrease the length of the pool season and‚ consequently‚ the Company’s sales. In general‚ sales and operating income are highest during the second and third quarters‚ which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

In 2000‚ approximately 66% of the Company’s net sales were generated in the second and third quarters of the year‚ which represent the peak months of swimming pool use‚ installation‚ remodeling and repair‚ and approximately 102% of the Company’s operating income was generated in the same period.

The Company experiences a build-up of product inventories and accounts payable during the first and second quarters of the year in anticipation of the peak selling season. The Company’s peak borrowing occurs during the second quarter primarily because extended payment terms offered by the Company’s suppliers typically are payable in April‚ May and June‚ while the Company’s peak accounts receivable collections typically occur in June‚ July and August.

To encourage preseason orders‚ the Company‚ like many other swimming pool supply distributors‚ utilizes preseason sales programs that provide for extended payment terms and other incentives to its customers. Some of the Company’s suppliers also offer extended payment terms on certain products to the Company for preseason or early season purchases. In offering extended payment terms to its customers and accepting extended payment terms from its suppliers‚ the Company effectively finances a portion of its receivables with extended payables.

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

SCP POOL CORPORATION

Part II.

Item 7.          Management’s Discussion and
                      Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The following table sets forth certain unaudited quarterly data for 2000 and 1999‚ which‚ in the opinion of management‚ reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(Dollars‚ in thousands)	QUARTER
	2000				1999
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	120‚631	253‚957	190‚474	104‚699	98‚906	225‚125	163‚325	82‚469
Gross profit	28‚522	63‚085	45‚591	24‚670	22‚755	54‚646	38‚591	17‚303
Operating income (loss)	2‚679	33‚128	16‚961	(3‚466)	1‚973	27‚926	13‚592	(4‚148)
Net sales as a % of annual net sales	18%	38%	28%	16%	17%	39%	29%	15%
Gross profit as a % of annual gross profit	18%	39%	28%	15%	17%	41%	29%	13%
Operating income (loss) as a % of
annual operating income	5%	67%	35%	(7)%	5%	71%	35%	(11)%

Liquidity and Capital Resources

Currently‚ the Company’s primary sources of working capital are cash flows from operations and borrowings under a Senior Loan Facility consisting of a term loan (the “Term Loan”) and a revolving line of credit (the “Revolving Loan”). Borrowings are used to fund seasonal working capital needs and for other general corporate purposes‚ including acquisitions. The Company’s borrowings under its Senior Loan Facility‚ together with cash flows from operations and seller financing‚ historically have been sufficient to support the Company’s growth and to finance acquisitions.

Net cash provided by operating activities decreased $19.0 million to $18.3 million in 2000 from $37.3 million in 1999. A $7.0 million increase in net income was offset by an increase in cash used in operations primarily due to substantial purchases of product inventories made in the fourth quarter of 2000 intended to maximize vendor programs and to take advantage of current vendor pricing levels in anticipation of price increases in 2001. Net cash provided by operating activities was $37.3 million in 1999 compared to $19.4 million in 1998. An increase in net income provided $7.3 million of the increase while a decrease in use of cash for operating assets‚ liabilities and activities provided the remaining $10.6 million. The decrease in the use of cash was primarily due to improved management of working capital.

The 2000 Acquisitions were financed by borrowings under the Revolving Loan. The $48.0 million purchase price of the Hughes Acquisition in January 2001 was financed by borrowings under the Revolving Loan and a $25.0 million seller’s note issued by Hughes (the “Hughes Note”). Acquisitions completed in 1999 were financed by borrowings under the Revolving Loan. Acquisitions completed in 1998 were financed by borrowings under the Revolving Loan and by the proceeds of a 1997 stock offering.

The Revolving Loan has a total borrowing capacity of $65.0 million. During the twelve months ended December 31‚ 2000‚ the Company received net proceeds of $17.0 million from the Revolving Loan. As of December 31‚ 2000‚ the Company had $31.6 million available for borrowing under its Revolving Loan‚ of which $23.0 million was used in January 2001 to finance a portion of the Hughes Acquisition. During the twelve months ended December 31‚ 2000‚ the Company made required scheduled principal payments of $3.8 million on the Term Loan‚ which had a balance of $8.3 million at December 31‚ 2000.

SCP POOL CORPORATION

Part II.

Item 7.          Management’s Discussion and
                      Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Borrowings under the Senior Loan Facility may‚ at the Company’s option‚ bear interest at either (i) the agent’s corporate base rate or the federal funds rate plus 0.5%‚ whichever is higher‚ plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.875% to 2.125%‚ in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company‚ including the capital stock of the Company’s wholly owned subsidiaries‚ secure the Company’s obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures. As of December 31‚ 2000‚ the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility matures on December 31‚ 2002.

The Company believes it has adequate availability of capital from operations and its borrowings under the Senior Loan Facility to fund present operations and anticipated growth‚ including expansion in its existing and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. However‚ the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing‚ the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally‚ the Company may issue common or preferred stock‚ which may be issued to third parties or to sellers of acquired businesses.

Share Repurchase Program

Since October 1998‚ the Company has purchased 803‚100 shares of its common stock at an average price of $13.21 per share. An additional $19.4 million remains authorized for the repurchase of the Company’s common stock. The terms of the Hughes Note limit the Company’s ability to repurchase shares of its common stock prior to the maturity date of November 1‚ 2001. The Hughes Note does permit the Company to purchase up to $5.0 million of its common stock‚ subject to certain limitations.

Intangible Assets

At December 31‚ 2000‚ the Company had net intangible assets of $64.3 million‚ representing 26% of total assets and 52% of stockholders’ equity. The net goodwill balance at December 31‚ 2000 includes $22.6 million of net goodwill that arose at the time the Company was established in 1993 in a leveraged buyout transaction. The remaining goodwill has arisen in connection with the Company’s subsequent acquisitions. In addition to goodwill‚ loan financing fees are being amortized over the term of the related debt‚ and three non-compete agreements are being amortized over the respective contractual terms.

Goodwill is amortized over periods ranging from 20 to 40 years. In assigning such amortization periods‚ the Company considered the following factors: (i) projected future cash flows of the acquired business; (ii) effects of obsolescence‚ demand‚ competition and other economic factors that may reduce a useful life; and (iii) the expected actions of competitors and others that may restrict present competitive advantages. Management periodically assesses the recoverability of goodwill and considers whether the goodwill should be completely or partially written off or the amortization period accelerated. See Note 1 to the Company’s Consolidated Financial Statements for a complete discussion of the policy for evaluating goodwill for impairment. At December 31‚ 2000‚ management determined that there was no persuasive evidence that any material portion of goodwill will dissipate over a shorter period than the amortization periods used.

SCP POOL CORPORATION

Part II.

Item 7a.          Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to market risks‚ including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below. The following discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further‚ in the event of changes of such magnitude‚ management would likely take actions to mitigate its exposure to such changes. The Company has not used derivative instruments to engage in speculative transactions or hedging activities.

The Company will adopt Financial Accounting Standards Board Statement No. 133‚ "Accounting for Derivative Instruments and Hedging Activities‚" as amended‚ on January 1‚ 2001. As the Company has no derivatives at the date of adoption‚ there will be no financial statement impact.

Interest Rate Risk

As a result of the variable interest rates on the Revolving Loan and Term Loan under the Senior Loan Facility‚ the Company’s earnings are exposed to changes in short-term interest rates. If (i) the variable rates on the Company’s Senior Loan Facility were to increase by 1.0% from the rate at December 31‚ 2000; (ii) the Company borrowed the maximum amount available under its Revolving Loan ($65.0 million) for all of 2001; and (iii) the Company made all required payments of principal under its Term Loan ($5.0 million) in 2001‚ solely as a result of the increase in interest rates‚ the Company’s interest expense would increase by $689‚000‚ resulting in a $425‚000 decrease in net income‚ assuming an effective tax rate of 38.25%. The fair value of the Company’s Revolving Loan and Term Loan is not affected by changes in market interest rates.

Foreign Exchange Risk

The Company has wholly-owned subsidiaries located in the United Kingdom and France for which the functional currencies are the British Pound and the French Franc‚ respectively. Historically‚ the Company has not hedged its foreign currency exposure‚ and fluctuations in British Pound/U.S. Dollar and French Franc/U.S. Dollar exchange rates have not had a material effect on the Company. Future changes in the exchange rate of the U.S. Dollar to the British Pound and French Franc may positively or negatively impact the Company’s revenues‚ operating expenses and earnings. However‚ due to the size of its operations in the United Kingdom and France‚ the Company does not anticipate its exposure to foreign currency rate fluctuations will be material in 2001.

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Statements contained in this report regarding future periods which are not historical facts are forward-looking statements that involve risks and uncertainties‚ including‚ but not limited to‚ factors related to (i) the sensitivity of the swimming pool supply business to weather conditions; (ii) the intense competition and low barriers to entry in the swimming pool supply industry; (iii) the sensitivity of the swimming pool supply business to general economic conditions; (iv) the Company’s ability to identify appropriate acquisition candidates‚ complete acquisitions on satisfactory terms and successfully integrate acquired businesses; (v) the Company’s ability to obtain financing on satisfactory terms; (vi) the risk of fire‚ safety and casualty losses and related claims of liability inherent in the storage of chemicals sold by the Company; and (vii) the Company’s ability to remain in compliance with the numerous environmental‚ health and safety requirements to which it is subject. Such factors could affect the Company’s actual results and could cause results to differ materially from the Company’s expectations described above.

The Company’s stockholders should also be aware that while the Company does‚ at various times‚ communicate with securities analysts‚ it is against the Company’s policies to disclose to such analysts any material non-public information or other confidential information. Accordingly‚ the Company’s stockholders should not assume that the Company agrees with statements or reports issued by such analysts. To the extent such statements or reports contain projections‚ forecasts or opinions by such analysts about the Company‚ such reports are not the responsibility of the Company.

SCP POOL CORPORATION

Part II.

Item 8.          Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements and related Notes (pages F-1 through F-17).

Item 9.          Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

The Company has not had any change in‚ or disagreements with‚ its accountants‚ nor has any event occurred which is required to be reported in response to this item.

Part III.

Item 10.          Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2001 Proxy Statement to be filed with the SEC.

Item 11.          Executive Compensation

Incorporated by reference to the Company’s 2001 Proxy Statement to be filed with the SEC.

Item 12.          Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s 2001 Proxy Statement to be filed with the SEC.

Item 13.          Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2001 Proxy Statement to be filed with the SEC.

Part IV.

Item 14.          Exhibits‚ Financial Statement Schedules and Reports on Form 8-K

a.	1.	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages
F-1 through F-16.

	2.	Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or are not required‚
or because the required information is included in the Consolidated Financial
Statements or Notes thereto

	3.	The exhibits listed in the Index to the Exhibits.

b.		Reports on Form 8-K. On December 5‚ 2000‚ the Company filed a Form 8-K under
Item 5‚ Other Events and Item 7‚ Financial Statement and Exhibits reporting the acquisition of the business of Pool-Rite‚ Inc.

SCP POOL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

SCP POOL CORPORATION

Report of Independent Auditors

The Board of Directors
SCP Pool Corporation

We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31‚ 2000 and 1999‚ and the related consolidated statements of income‚ stockholders’ equity and cash flows for each of the three years in the period ended December 31‚ 2000. Our audits also included the financial statement schedule listed in the index item 14a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining‚ on a test basis‚ evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management‚ as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion‚ the consolidated financial statements referred to above present fairly‚ in all material respects‚ the consolidated financial position of SCP Pool Corporation at December 31‚ 2000 and 1999‚ and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31‚ 2000‚ in conformity with accounting principles generally accepted in the United States. Also‚ in our opinion‚ the related financial statement schedule‚ when considered in relation to the basic financial statements taken as a whole‚ presents fairly in all respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements‚ the Company changed its method of accounting for start-up costs in 1999.

/S/ ERNST & YOUNG LLP

New Orleans‚ Louisiana
February 13‚ 2001

SCP POOL CORPORATION

Consolidated Balance Sheets

(Dollars‚ in thousands except share data)	December 31‚
	2000	1999

Assets
Current assets
Cash and cash equivalents	3‚431	3‚958
Receivables‚ net	53‚255	40‚932
Product inventories‚ net	116‚849	84‚252
Prepaid expenses	1‚510	757
Deferred income taxes	3‚135	2‚544

Total current assets	178‚180	132‚443

Property and equipment‚ net	9‚229	6‚831
Goodwill‚ net	59‚744	49‚692
Other assets‚ net	4‚752	5‚175

Total assets	251‚905	194‚141

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	68‚144	51‚132
Accrued and other current liabilities	14‚878	12‚537
Current portion of long-term debt	6‚250	5‚000

Total current liabilities	89‚272	68‚669

Deferred income taxes	4‚697	5‚094
Long-term debt‚ less current portion	34‚741	22‚766

Stockholders’ equity
Common stock‚ $.001 par value; 20‚000‚000 shares
authorized; 16‚989‚559 and 17‚115‚900 shares
issued and outstanding at December 31‚ 2000
and 1999‚ respectively	17	17
Additional paid-in capital	57‚787	55‚266
Retained earnings	77‚167	49‚091
Treasury stock‚ 803‚100 and 539‚100 shares of
common stock at December 31‚ 2000 and 1999‚
respectively	(10‚608)	(6‚231)
Unearned compensation	(849)	(554)
Accumulated other comprehensive income	(319)	23

Total stockholders’ equity	123‚195	97‚612

Total liabilities and stockholders’ equity	251‚905	194‚141

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars‚ in thousands except per share data)	Year Ended December 31‚
	2000	1999	1998

Net sales	669‚761	569‚825	457‚598
Cost of sales	507‚893	436‚530	355‚059

Gross profit	161‚868	133‚295	102‚539
Selling and administrative expenses	110‚919	92‚450	76‚052
Goodwill amortization	1‚647	1‚502	1‚102

Operating income	49‚302	39‚343	25‚385

Other income (expense)
Interest expense	(3‚639)	(3‚053)	(3‚480)
Amortization expense	(1‚058)	(1‚531)	(848)
Miscellaneous income (expense)‚ net	617	(231)	724

	(4‚080)	(4‚815)	(3‚604)

Income before income taxes and change in
accounting principle	45‚222	34‚528	21‚781
Income taxes	17‚146	12‚906	8‚043

Income before change in accounting principle	28‚076	21‚622	13‚738
Change in accounting principle	—	(544)	—

Net income	28‚076	21‚078	13‚738

Net income per share of common stock
Basic
Income before change in accounting principle	1.65	1.25	0.79
Change in accounting principle	—	(0.03)	—

Net income	1.65	1.22	0.79

Diluted
Income before change in accounting principle	1.58	1.21	0.77
Change in accounting principle	—	(0.03)	—

Net income	1.58	1.18	0.77

Weighted average shares outstanding
Basic	16‚990	17‚266	17‚438

Diluted	17‚742	17‚821	17‚867

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Stockholders’ Equity

(Dollars‚ in thousands except share data)							Accumulated
				Additional			Other
	Common Stock		Treasury	Paid-In	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income	Total

Balance at January 1‚ 1998	17‚415	18	—	52‚342	—	14‚275	—	66‚635
Net income	—	—	—	—	—	13‚738	—	13‚738
Foreign currency translation adjustment	—	—	—	—	—	—	23	23

Comprehensive income	—	—	—	—	—	—	—	13‚761
Exercise of stock options	44	—	—	168	—	—	—	168

Balance at December 31‚ 1998	17‚459	18	—	52‚510	—	28‚013	23	80‚564
Net income	—	—	—	—	—	21‚078	—	21‚078
Change in foreign currency translation
adjustment	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	21‚078
Treasury stock‚ 539‚100 shares of
common stock	(539)	(1)	(6‚231)	—	—	—	—	(6‚232)
Net unearned compensation	—	—	—	—	(554)	—	—	(554)
Exercise of stock options	165	—	—	2‚568	—	—	—	2‚568
Employee stock purchase plan	19	—	—	183	—	—	—	183
Conversion of convertible debt	12	—	—	5	—	—	—	5

Balance at December 31‚ 1999	17‚116	17	(6‚231)	55‚266	(554)	49‚091	23	97‚612
Net income	—	—	—	—	—	28‚076	—	28‚076
Change in foreign currency translation
adjustment	—	—	—	—	—	—	(342)	(342)

Comprehensive income	—	—	—	—	—	—	—	27‚734
Treasury stock‚ 264‚000 shares of
common stock	(264)	—	(4‚377)	—	—	—	—	(4‚377)
Net unearned compensation	—	—	—	—	(295)	—	—	(295)
Exercise of stock options	121	—	—	2‚253	—	—	—	2‚253
Employee stock purchase plan	17	—	—	268	—	—	—	268

Balance at December 31‚ 2000	16‚990	17	(10‚608)	57‚787	(849)	77‚167	(319)	123‚195

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows

(Dollars‚ in thousands)	Year Ended December 31‚
	2000	1999	1998

Operating activities
Net income	28‚076	21‚078	13‚738
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	5‚131	4‚588	3‚285
Provision for doubtful accounts receivable‚ net of write-offs	(221)	218	247
Provision for inventory obsolescence‚ net of write-offs	1‚484	32	730
Provision for deferred income taxes	(988)	120	(574)
Loss on sale of property and equipment	71	296	222
Changes in operating assets and liabilities‚ net of effects
of acquisition and disposals
Accounts receivable	(6‚036)	(3‚628)	(1‚321)
Product inventories	(23‚195)	(3‚060)	(8‚813)
Prepaid expenses and other assets	102	1‚268	(1‚420)
Accounts payable	11‚816	16‚290	10‚454
Accrued expenses and other current liabilities	2‚063	127	2‚852

Net cash provided by operating activities	18‚303	37‚329	19‚400

Investing activities
Acquisition of businesses‚ net of cash acquired	(24‚879)	(26‚383)	(29‚676)
Purchase of property and equipment	(4‚289)	(3‚204)	(1‚971)
Proceeds from sale of property and equipment	27	711	864

Net cash used in investing activities	(29‚141)	(28‚876)	(30‚783)

Financing activities
Net borrowings (repayments) of revolving loan	16‚975	(925)	550
Payments on long-term debt	(3‚750)	(5‚000)	(6‚743)
Issuance of common stock	1‚799	2‚751	168
Purchase of treasury stock	(4‚377)	(6‚232)	—

Net cash provided by (used in) financing activities	10‚647	(9‚406)	(6‚025)
Effect of exchange rate changes on cash	(336)	—	23

Change in cash and cash equivalents	(527)	(953)	(17‚385)
Cash and cash equivalents at beginning of year	3‚958	4‚911	22‚296

Cash and cash equivalents at end of year	3‚431	3‚958	4‚911

Supplemental cash flow information
Cash paid during the year for
Interest	3‚426	3‚012	3‚416
Income taxes‚ net of refunds	18‚405	12‚940	9‚505
Non cash financing and investing transactions
Convertible note exchanged for stock	—	5	—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

1.          Organization and Summary of Significant Accounting Policies

Description of Business

As of February 13‚ 2001‚ SCP Pool Corporation and its wholly owned subsidiaries (collectively referred to as the “Company”)‚ maintained 160 service centers in 35 states‚ the United Kingdom and France from which it sells swimming pool equipment‚ parts and supplies to pool builders‚ retail stores and service firms.

The Company completed two acquisitions in 2000 (the “2000 Acquisitions”). The Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of Superior Pool Products‚ Inc. (“Superior” or the “Superior Acquisition”) and Pool-Rite‚ Inc. (“Pool-Rite”) in July and October 2000‚ respectively‚ for an aggregate purchase price of approximately $25.0 million. The 2000 Acquisitions added 21 service centers in California‚ Arizona‚ Nevada and Florida. The Company recorded $10.9 million in goodwill and $2.1 million in non-compete agreements in connection with the 2000 Acquisitions‚ which were accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Financial Statements since the respective dates of acquisition.

During the first and fourth quarters of 1999‚ the Company made four acquisitions for an aggregate purchase price of approximately $25.5 million‚ which after the closures of duplicate facilities‚ added six service centers in the United States‚ the United Kingdom and France. The Company recorded a $4.0 million non-compete agreement and $6.3 million in goodwill in connection with these acquisitions.

During the first and fourth quarters of 1998‚ the Company completed two acquisitions for an aggregate purchase price of $31.2 million. The acquisitions added 12 service centers throughout the United States and the United Kingdom. The Company recorded $12.4 million in goodwill in connection with these acquisitions.

In January 2001‚ the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply‚ Inc. which added 31 service centers to the Company’s distribution network in the eastern half of the United States. The $48.0 million purchase price of the Hughes Acquisition was financed by borrowings under the Revolving Loan and a $25.0 million seller’s note issued by Hughes (the “Hughes Note”).

Principles of Consolidation

The Consolidated Financial Statements include the accounts of SCP Pool Corporation and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Seasonality and Weather

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot weather can increase pool installations and the purchase of chemicals and supplies. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition‚ unseasonably early or late warming trends can increase or decrease the length of the pool season and‚ consequently‚ the Company’s sales. In general‚ sales and net income are highest during the second and third quarters‚ which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

SCP POOL CORPORATION

1.          Organization and Summary of Significant Accounting Policies

Financial Instruments

The Company’s carrying value of cash‚ trade receivables‚ accounts payable and accrued liabilities approximates fair value due to the short maturity of those instruments. The carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Credit Risk

The Company performs periodic credit evaluations of its customers and typically does not require collateral. Receivables are generally due within 30 days except for winter sales under early-buy programs for which extended payment terms are provided. Credit losses have historically been within management’s expectations.

Product Inventories

Product inventories consist primarily of goods purchased for resale and are carried at the lower of cost‚ using the average cost method‚ or market. At December 31‚ 2000 and 1999‚ the reserve for inventory obsolescence was approximately $4‚891‚000 and $3‚040‚000‚ respectively. The reserve for inventory obsolescence at each service center is based upon a number of factors including aging of the inventory‚ the experience of the service center manager‚ the previous inventory management performance of the service center‚ geographical location‚ product offerings and other factors. The Company believes that the reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation principally by the straight-line method over estimated useful lives of three years for autos and trucks and ten years for furniture and fixtures and machinery and equipment. Leasehold improvements are depreciated over the remaining life of the lease. Depreciation expense was approximately $1‚997‚000‚ $1‚589‚000 and $1‚335‚000 in 2000‚ 1999 and 1998‚ respectively.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight-line basis over periods ranging from 20 to 40 years. Accumulated goodwill amortization was approximately $7‚361‚000 and $5‚702‚000 at December 31‚ 2000 and 1999‚ respectively.

The recoverability of goodwill is assessed periodically and the Company considers whether the goodwill should be completely or partially written off or the amortization period accelerated. In evaluating the value and future benefits of goodwill‚ the recoverability from operating income is measured. Under this approach‚ the carrying value of goodwill would be reduced if it is probable that management’s best estimate of future operating income before goodwill amortization will be less than the carrying amount of goodwill over the remaining amortization period. The Company assesses long-lived assets for impairment under Financial Accounting Standards Board (FASB) Statement No. 121‚ “Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of” (SFAS 121). Under those rules‚ goodwill associated with assets acquired in a purchase business combination is included in impairment evaluations when events or circumstances exist that indicate the carrying amounts of those assets may not be recoverable. At December 31‚ 2000‚ management determined that there was no persuasive evidence that any material portion of goodwill will dissipate over a shorter period than the amortization period used.

SCP POOL CORPORATION

1.          Organization and Summary of Significant Accounting Policies

Other Long-Term Assets

Loan financing fees are being amortized over the term of the related debt. Three non-compete agreements are being amortized over the respective contractual terms.

In April 1999‚ the American Institute of Certified Public Accountants issued Statement of Position 98-5‚ “Reporting on the Costs of Start-Up Activities” which required capitalized start-up costs to be written-off at the date of adoption and any future start-up costs be expensed as incurred. The Company adopted the Statement on January 1‚ 1999 and wrote off $863‚000 and recognized a cumulative effect adjustment‚ net of a tax benefit‚ of $544‚000.

Income Taxes

Deferred income taxes are determined by the liability method in accordance with FASB Statement No. 109‚ “Accounting for Income Taxes” (SFAS 109). Under this method‚ deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements under the provisions of the Accounting Principles Board Opinion No. 25‚ "Accounting for Stock Issued to Employees" (APB 25).

Revenue Recognition

The Company recognizes revenue when products are delivered to customers.

Shipping and Handling Costs

Shipping and handling costs represent costs associated with shipping products to customers and handling finished goods. Included in selling‚ general and administrative expenses are shipping and handling costs of $6.6 million in 2000‚ $5.0 million in 1999 and $4.0 million in 1998.

Adoption of Pending Pronouncements

The Company will adopt Financial Accounting Standards Board Statement No. 133‚ "Accounting for Derivative Instruments and Hedging Activities‚" as amended‚ on January 1‚ 2001. As the Company has no derivatives at the date of adoption‚ there will be no financial statement impact.

SCP POOL CORPORATION

2.          Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

(Dollars‚ in thousands)	December 31‚
	2000	1999

Receivables
Trade accounts	40‚088	32‚093
Vendor rebates	11‚918	9‚112
Income tax receivable	1‚797	1‚775
Other	2‚300	767

	56‚103	43‚747
Less allowance for doubtful accounts	(2‚848)	(2‚815)

	53‚255	40‚932

Property and equipment
Leasehold improvements	3‚136	1‚937
Autos and trucks	314	367
Machinery and equipment	4‚548	3‚332
Furniture and fixtures	8‚624	5‚572

	16‚622	11‚208
Less accumulated depreciation	(7‚393)	(4‚377)

	9‚229	6‚831

Other assets
Loan financing fees	519	519
Non-compete agreements	6‚100	4‚000
Other	185	1‚650

	6‚804	6‚169
Less accumulated amortization	(2‚052)	(994)

	4‚752	5‚175

Accrued expenses and other current liabilities
Salaries‚ bonuses and profit sharing	9‚667	9‚303
Other	5‚086	3‚234

	14‚753	12‚537

3.          Debt

The Company’s borrowings under its Senior Loan Facility consist of a term loan (the “Term Loan”) and a revolving line of credit (the “Revolving Loan”). The components of the Company’s debt were as follows:

(Dollars‚ in thousands)	December 31‚
	2000	1999

Revolving Loan‚ variable rate (effective interest
rate of 6.9% at December 31‚ 2000)‚ due in 2002	32‚650	15‚675
Term Loan‚ variable rate (effective interest rate
of 7.4% at December 31‚ 2000)‚ payable in quarterly
installments of variable amounts through 2002	8‚250	12‚000
10% Convertible Notes‚ due in 2002	91	91

	40‚991	27‚766
Less current portion	(6‚250)	(5‚000)

	34‚741	22‚766

Maturities of long-term debt for the remaining years are $6‚250‚000 in 2001 and $34‚741‚000 in 2002.

SCP POOL CORPORATION

3.          Debt (continued)

The Company’s credit agreement includes‚ among other things‚ covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which restrict the ability of the Company and its subsidiaries to pay dividends and make capital expenditures. As of December 31‚ 2000‚ the Company was in compliance with all such covenants and financial ratio requirements. The Senior Loan Facility expires on December 31‚ 2002.

Substantially all of the Company’s assets, excluding those acquired in the Hughes Acquisition‚ are pledged as collateral for the Revolving Loan and the Term Loan. As of December 31‚ 2000‚ the Company had $31.6 million available for borrowing under its Revolving Loan. The Company pays a quarterly commitment fee of 0.25% per annum of the unused portion of available credit under the Revolving Loan.

As of December 31‚ 2000‚ the Company has outstanding convertible notes in the aggregate principal amount of $91‚250 that were issued in connection with the Company’s original formation in 1993. Such notes may be converted at any time through December 31‚ 2002 into shares of the Company’s common stock at a conversion price of approximately $0.44 per share. At December 31‚ 2000‚ the conversion of these notes would result in the issuance of 210‚000 shares of the Company’s common stock. The Company has reserved such shares.

The Hughes Note requires principal payments which are due in four installments beginning with a $1.0 million payment on August 1‚ 2001 followed by three payments of $8.0 million each due September 1‚ October 1 and November 1‚ 2001. The Hughes Note matures on November 1‚ 2001 and bears interest of 7% per annum payable monthly beginning March 1‚ 2001 through maturity. The assets acquired in the Hughes Acquisition are pledged as collateral for the Hughes Note.

4.          Income Taxes

Significant components of the Company’s deferred tax liabilities and assets were as follows:

(Dollars‚ in thousands)	December 31‚
	2000	1999

Deferred tax liabilities
Intangible assets‚ primarily goodwill	4‚564	4‚950
Trade discounts on purchases	464	120
Prepaid expenses	705	211
Other	336	664

Total deferred tax liabilities	6‚069	5‚945

Deferred tax assets
Product inventories	2‚711	1‚659
Allowance for doubtful accounts	983	959
Accrued expenses	813	777

Total deferred tax assets	4‚507	3‚395

Net deferred tax liabilities	1‚562	2‚550

SCP POOL CORPORATION

4.          Income Taxes (continued)

Significant components of income taxes before the tax effect of the accounting change were as follows:

(Dollars‚ in thousands)	December 31‚
	2000	1999	1998

Current
Federal	16‚321	11‚702	7‚917
Other‚ primarily state	1‚813	1‚084	700

	18‚134	12‚786	8‚617

Deferred
Federal	(889)	109	(513)
Other‚ primarily state	(99)	11	(61)

	(988)	120	(574)

Total	17‚146	12‚906	8‚043

The reconciliation of income taxes computed at the federal statutory rates to income taxes before the tax effect of the accounting change was:

(Dollars‚ in thousands)	December 31‚
	2000	1999	1998

Tax at statutory rates	15‚828	12‚085	7‚623
Other‚ primarily state income taxes	1‚318	821	420

Total	17‚146	12‚906	8‚043

SCP POOL CORPORATION

5.          Common Stock and Earnings Per Share

In May 2000‚ the Board of Directors declared a three-for-two stock split of the Company’s common stock‚ which was paid in the form of a stock dividend on June 19‚ 2000 to the stockholders of record at the close of business on May 19‚ 2000. Accordingly‚ all prior period share and per share data and related capital amounts have been adjusted to reflect the effects of this split.

In accordance with FASB Statement No. 128‚ “Earnings per Share” (SFAS 128)‚ the Company has presented basic earnings per share computed on the basis of the weighted average number of shares outstanding during the period and diluted earnings per share‚ computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the year. A reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below:

	December 31‚
	2000	1999	1998

(Dollars‚ in thousands)
Numerator
Net income before change in accounting principle	28‚076	21‚622	13‚738
Adjustment for interest expense‚ net of tax‚ on convertible notes	8	8	8

Numerator for diluted earnings per share before change in accounting principle	28‚084	21‚630	13‚746

Numerator
Net income after change in accounting principle	28‚076	21‚078	13‚738
Adjustment for interest expense‚ net of tax‚ on convertible notes	8	8	8

Numerator for diluted earnings per share after change in accounting principle	28‚084	21‚086	13‚746

(In thousands)
Denominator
Denominator for basic earnings per share - weighted-average shares	16‚990	17‚266	17‚438
Effect of dilutive securities
Stock options	542	334	208
Convertible notes	210	221	221

Denominator for diluted earnings per share	17‚742	17‚821	17‚867

6.          Commitments and Contingencies

The Company leases facilities for its corporate office‚ service centers and vehicles under non-cancelable operating leases that expire in various years through 2011 but which have options to extend for various terms. Rental expense under such operating leases was approximately $16‚513‚000 in 2000‚ $13‚463‚000 in 1999 and $10‚563‚000 in 1998. The future minimum lease payments as of December 31‚ 2000 related to non-cancelable operating leases with initial terms of one year or more are set forth below (Dollars‚ in thousands):

2001	14‚463
2002	11‚524
2003	9‚182
2004	6‚145
2005	3‚910
Thereafter	4‚085

49‚309

SCP POOL CORPORATION

7.          Employee Benefit Plans

The Company’s eligible employees may participate in a Company sponsored savings and retirement plan that provides for discretionary Company contributions under a profit-sharing provision. Employees who are eligible to participate in the savings plan are able to contribute a percentage of their base compensation not to exceed 15%‚ subject to a dollar limit. Beginning in 2000‚ the Company contributes an amount equal to 50% of employee contributions up to 6% of their base compensation. In 1999 and 1998‚ the Company contributed an amount equal to 25% of employee contributions up to 6% of their base compensation. Employee contributions are invested in certain equity and fixed income securities based on employee elections. Matching contributions and profit-sharing contributions made by the Company were $894‚000 and $954‚000‚ respectively in 2000‚ $330‚000 and $733‚000‚ respectively in 1999‚ and $272‚000 and $1‚100‚000‚ respectively in 1998.

8.          Stock Option and Stock Purchase Plans

The 1995 Stock Option Plan (the “1995 Plan”) authorized the Board to grant‚ at its discretion‚ to employees‚ agents‚ consultants or independent contractors of the Company‚ options to purchase shares of the Company’s common stock. The number of shares granted under this plan was limited to an aggregate amount of 1‚350‚000 shares. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally were exercisable two years after the date of grant and expire ten years from the date of grant. In May 1998‚ the 1995 Plan was suspended. This action had no effect on options granted prior to the suspension.

In May 1998‚ the shareholders approved the 1998 Stock Option Plan (the “1998 Plan”) which authorizes the Board to grant‚ at its discretion‚ options to purchase shares of the Company’s common stock‚ stock appreciation rights‚ restricted stock and performance awards to employees‚ agents‚ consultants or independent contractors of the Company. The number of shares authorized for issuance under the 1998 Plan is limited to 1‚687‚500 shares of which 786‚800 shares were available for grant as of December 31‚ 2000. Granted options usually have an exercise price of not less than the fair market value of the stock on the date of grant. During 2000‚ the Company granted 490‚750 options to its employees and officers. Of those options‚ the Company granted 45‚000 stock options at $0.01 per share to the executive officers and certain senior managers. Options generally are exercisable two or more years after the date of grant and expire ten years after the date of grant. Total compensation expense for options granted below market price was $428‚000 for the year ended December 31‚ 2000.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant to each non-employee director options to purchase shares of the Company’s common stock. The number of shares granted under this plan is limited to an aggregate amount of 675‚000 shares of which 464‚060 shares were available for grant as of December 31‚ 2000. During 2000‚ the Company granted 42‚185 options to its non-employee directors. The options have an exercise price of not less than the fair market value of the stock on the date of grant and generally are exercisable one year after the date of grant and expire ten years after the date of grant.

In March 1998‚ the Company’s Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (“ESPP”). Under the plan‚ eligible employees may be granted rights to purchase up to an aggregate of 1‚350‚000 shares of the Company’s common stock of which 1‚313‚939 shares were available for grant as of December 31‚ 2000. Rights are exercisable at 85% of the applicable market value per share. The applicable market value‚ as defined‚ is the lower of either (a) the closing price of the Company’s common stock at the end of a six month period ending either June 30 or December 31 of any given year or (b) the average of the beginning and ending closing prices of the Company’s common stock for such six month period. There were 17‚311 shares issued in 2000 under the ESPP.

SCP POOL CORPORATION

8.          Stock Option and Stock Purchase Plans (continued)

FASB Statement No. 123‚ “Accounting for Stock-Based Compensation” (SFAS 123) requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31‚
	2000	1999	1998

Risk-free interest rate	6.77%	5.41%	4.71%
Expected dividend yield	—	—	—
Expected volatility	0.27	0.31	0.29
Weighted average expected life	7.3 years	5.5 years	4.1 years

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition‚ option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company’s employee stock options have characteristics significantly different from those of traded options and because changes in the subjective input assumptions can materially affect the fair value estimate‚ in management’s opinion‚ the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures‚ the estimated fair value of the options is amortized to expense over the options’ vesting period. Had the Company’s stock-based compensation plan been determined based on the fair value at the grant dates‚ the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars‚ in thousands expect per share data)	December 31‚
	2000	1999	1998

Pro forma net income	26‚330	20‚407	13‚193
Pro forma earnings per share
Basic	1.55	1.18	0.75
Diluted	1.49	1.15	0.74

SCP POOL CORPORATION

8.          Stock Option and Stock Purchase Plans (continued)

A summary of the Company’s stock option activity and related information for the plans described above is as follows:

(Exercise price and fair value of		2000		1999		1998
options in Dollars)			Weighted		Weighted		Weighted
			Average		Average		Average
			Exercise		Exercise		Exercise
		Options	Price	Options	Price	Options	Price

Outstanding - beginning of year		1‚165‚943	6.79	871‚143	6.29	659‚329	4.90
Granted equal to fair value		487‚935	17.02	372‚637	9.24	267‚750	9.25
Granted less than fair value		45‚000	0.01	93‚750	0.01	—	—

Total granted		532‚935		466‚387		267‚750
Exercised		120‚457	7.09	135‚587	5.03	39‚017	3.12
Forfeitures		8‚625	13.75	36‚000	8.93	16‚920	6.41

	Outstanding - end of year	1‚569‚796	9.71	1‚165‚943	6.79	871‚143	6.29

Exercisable at end of year		759‚828	7.36	522‚830	5.67	341‚241	4.41
Weighted average fair value of
options granted during the year		8.88		7.71		4.21

A summary of the exercise prices weighted average contractual life for options outstanding as of December 31‚ 2000 is as follows:

(Dollars‚ except as noted)	Exercise Price Range
	$0.01 - $11.67	$11.68 - $25.75

Options outstanding (shares)	1‚087‚486	482‚310
Weighted average exercise price	6.41	17.02
Weighted average remaining contractual life (years)	6.97	9.16
Options exercisable (shares)	714‚828	45‚000
Weighted average exercise price of options exercisable	6.58	16.33

SCP POOL CORPORATION

9.          Quarterly Financial Data (Unaudited)

The following is a tabulation of the Company’s unaudited quarterly results of operations for the years ended December 31‚ 2000 and 1999:

(Dollars‚ in thousands	Quarter Ended
except per share data)
	3/00	6/00	9/00	12/00	3/99	6/99	9/99	12/99

Net sales	120‚631	253‚957	190‚474	104‚699	98‚906	225‚125	163‚325	82‚469
Gross profit	28‚522	63‚085	45‚591	24‚670	22‚755	54‚646	38‚591	17‚303
Net income (loss)
before change in
accounting principle	1‚242	19‚795	9‚750	(2‚711)	678	15‚877	8‚051	(2‚984)
Net income (loss)	1‚242	19‚795	9‚750	(2‚711)	134	15‚877	8‚051	(2‚984)
Net income (loss) per
share before change
in accounting principle
Basic	0.07	1.17	0.57	(0.16)	0.04	0.92	0.47	(0.17)
Diluted	0.07	1.12	0.55	(0.16)	0.04	0.89	0.45	(0.17)
Net income (loss) per
share after change in
accounting principle
Basic	0.07	1.17	0.57	(0.16)	0.01	0.92	0.47	(0.17)
Diluted	0.07	1.12	0.55	(0.16)	0.01	0.89	0.45	(0.17)

As a result of differences in the manner in which in-the-money stock options are considered from quarter-to-quarter under the requirements of SFAS 128‚ diluted earnings per share for annual periods may not equal the sum of the individual quarter’s diluted earnings per share amount.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934‚ the registrant has duly caused this report to be signed on its behalf by the undersigned‚ thereunto duly authorized on March 27‚ 2001.

SCP POOL CORPORATION

By:   /S/ WILSON B. SEXTON
Wilson B. Sexton‚ Chairman‚
Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934‚ this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 27‚ 2001.

Signature:	Title:
/S/ WILSON B. SEXTON

Wilson B. Sexton	Chairman‚ Chief Executive Officer and Director

/S/ MANUEL J. PEREZ DE LA MESA

Manuel J. Perez de la Mesa	President and Chief Operating Officer

/S/ CRAIG K. HUBBARD

Craig K. Hubbard	Chief Financial Officer‚ Treasurer and Secretary

/S/ ANDREW W. CODE

Andrew W. Code	Director

/S/ JAMES J. GAFFNEY

James J. Gaffney	Director

/S/ FRANK J. ST. ROMAIN

Frank J. St. Romain	Director

/S/ ROBERT C. SLEDD

Robert C. Sledd	Director

/S/ JOHN E. STOKELY

John E. Stokely	Director

SCP POOL CORPORATION

SCHEDULE II - Valuation and Qualifying Accounts

	Balance At	Charged To
	Beginning Of	Costs And	Charged To		Balance At End
(Dollars‚ in thousands)	Period	Expenses	Other Accounts (1)	Deductions (2)	of Period

Year ended December 31‚ 2000
Reserves and allowances deducted from asset accounts
Allowance for uncollectable accounts	2‚815	1‚031	254	1‚252	2‚848
Allowance for inventory obsolescence	3‚040	1‚724	367	240	4‚891

Year ended December 31‚ 1999
Reserves and allowances deducted from asset accounts
Allowance for uncollectable accounts	2‚397	1‚515	200	1‚297	2‚815
Allowance for inventory obsolescence	3‚008	280	0	248	3‚040

Year ended December 31‚ 1998
Reserves and allowances deducted from asset accounts
Allowance for uncollectable accounts	1‚938	1‚313	212	1‚066	2‚397
Allowance for inventory obsolescence	2‚161	904	117	174	3‚008

_________________

(1)     Acquisition of business.

(2)     Deductions represent uncollectable accounts written off net of recoveries and inventory adjustments.

SCP POOL CORPORATION

Exhibit
Number	Document Description

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Restated Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Agreement dated as of March 31‚ 1992‚ by and between Wexco and W.B. Sexton. (2)
10.2	Patent Assignment‚ dated as of January 20‚ 1995‚ between Wexco Incorporated and
Alliance Packaging‚ Inc. (2)
10.3	SCP Pool Corporation 1995 Stock Option Plan. (2)
10.4	Form of Individual Stock Option Agreement. (2)
10.5	Form of Convertible Subordinated Note dated as of December 31‚ 1993 issued by
SCP Holding Corp. (2)
10.6	Lease‚ dated as of November 7‚ 1991‚ by and between St. Romain’s Children’s Trust and South Central Pool Supply‚ Inc. (2)
†10.7	Sales Agreement dated as of October 1‚ 1993‚ between PPG Industries‚ Inc. and
SCP Supply (2)
10.8	SCP Pool Corporation 1996 Non-Employee Director Equity Incentive Plan (3)
10.10	Asset Purchase Agreement‚ dated as of September 26‚ 1996‚ among South Central
Pool Supply‚ Inc.‚ SCP Pool Corporation‚ The B-L Network‚ Inc. and Bio-Lab‚ Inc. (4)
10.11	Asset Purchase Agreement‚ dated as of September 26‚ 1996‚ among Alliance
Packaging‚ Inc.‚ SCP Pool Corporation‚ South Central Pool Supply‚ Inc. and Bio-Lab‚ Inc. (4)
†10.12	Supply Agreement‚ among Bio-Lab‚ Inc.‚ South Central Pool Supply‚ Inc.‚ and SCP
Pool Corporation (4)
†10.13	Supply Agreement‚ dated as of September 26‚ 1996‚ among Bio-Lab‚ Inc.‚ South
Central Pool Supply‚ Inc.‚ and SCP Pool Corporation (4)
††10.14	Asset Purchase Agreement‚ dated as of November 13‚ 1997‚ among SCP Pool
Corporation‚ South Central Pool Supply‚ Inc.‚ Bicknell Huston Distributors‚ Inc.‚
Pacific Industries‚ Inc. and Cookson America‚ Inc. (5)
10.15	Third Amended and Restated Credit Agreement‚ dated as of December 31‚ 1997‚ by and among South Central Pool Supply‚ Inc.‚ the institutions from time to time party thereto as lenders‚ LaSalle National Bank‚ as Agent and Co-Arranger and Hibernia
National Bank as Co-Arranger (6)
10.16	Amendment‚ dated December 31‚ 1997‚ to the Asset Purchase Agreement‚ dated as of November 13‚ 1997‚ among SCP Pool Corporation‚ South Central Pool Supply‚
Inc.‚ Bicknell Huston Distributors‚ Inc.‚ Pacific Industries‚ Inc. and Cookson
America‚ Inc. (6)
10.17	SCP Pool Corporation 1998 Stock Option Plan (1)
10.19	Form of Stock Option Agreement under 1998 Stock Option Plan (7)
10.20	SCP Pool Corporation Employee Stock Purchase Plan (1)
10.21	Amendment No. 1 to SCP Pool Corporation Employee Stock Purchase Plan (7)
10.22	Asset Purchase Agreement dated as of January 8‚ 1999‚ among South Central Pool
Supply‚ Inc.‚ Benson Pump Co.‚ Benson Pump-Georgia‚ Inc.‚ and J.K.K.T. Corp. (7)
10.23	Employment Agreement‚ dated January 25‚ 1999‚ among SCP Pool Corporation‚
South Central Pool Supply‚ Inc. and Manuel J. Perez de la Mesa (7)
10.24	Asset Purchase Agreement‚ dated June 14‚ 2000‚ by and among SCP Pool
Corporation‚ Arch Chemicals‚ Inc. and Superior Pool Products‚ Inc. (8)
10.25	Amendment No. 1 to the Third Amended and Restated Credit Agreement, dated as of
July 31, 1998, by and among South Central pool Supply, Inc., the financial institutions listed on the signature pages thereof, LaSalle National Bank and each of the Persons identified on the signature pages thereto as a loan party.
10.26	Amendment No. 2 to the Third Amended and Restated Credit Agreement, dated as of
December 18, 1998, by and among South Central pool Supply, Inc., the financial institutions listed on the signature pages thereof, LaSalle National Bank and each of the Persons identified on the signature pages thereto as a loan party.
10.27	Amendment No. 3 to the Third Amended and Restated Credit Agreement, dated as of
June 25, 1999, by and among South Central pool Supply, Inc., the financial institutions listed on the signature pages thereof, LaSalle Bank National Association and each of the Persons identified on the signature pages thereto as a loan party.
10.28	Amendment No. 4 to the Third Amended and Restated Credit Agreement, dated as of
November 22, 1999, by and among South Central pool Supply, Inc., the financial institutions listed on the signature pages thereof, LaSalle Bank National Association and each of the Persons identified on the signature pages thereto as a loan party.
10.29	Consent Agreement to the Third Amended and Restated Credit Agreement
dated as of July 31‚ 2000‚ by and among South Central Pool Supply‚ Inc.‚ the financial institutions listed on the signature pages thereof‚ LaSalle Bank
National Association and each of the Persons identified on the signature pages thereto as a loan party.
10.30	Consent and Amendment No. 5 to the Third Amended and Restated Credit
Agreement‚ dated as of December 28‚ 2000‚ by and among South Central
Pool Supply‚ Inc.‚ the financial institutions listed on the signature pages thereof‚ LaSalle Bank National Association and each of the Persons identified on the signature pages thereto as a loan party
10.31	Consent and Amendment No. 6 to the Amended and Restated Credit
Agreement‚ dated as of January 26‚ 2001‚ by and among South Central Pool
Supply‚ Inc.‚ the financial institutions listed on the signature pages thereof‚
LaSalle Bank National Association and each of the Persons identified on the signature pages thereto as a loan party.
10.32	Asset Purchase Agreement‚ dated January 26‚ 2001‚ by and between Hughes
Supply‚ Inc.‚ Allstate Pool Supplies‚ Inc.‚ Allstate Pool Business‚ L.P. and
Superior Pool Products LLC‚ SCP Distributors LLC and SCP Acquisition
Co. LLC. (9)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.

_________________

†	Confidential Treatment Granted.
††	Confidential Treatment Granted for portions of Exhibit C to this Agreement.
(1)	Incorporated by reference to the respective exhibit to the Company’s Definitive Proxy Statement on Schedule 14A‚ filed April 8‚ 1998.
(2)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-92738.
(3)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form
10-K for the fiscal year ended December 31‚ 1995.
(4)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form
10-Q for the period ended September 30‚ 1996.
(5)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 333-40245.
(6)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31‚ 1997.
(7)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on
Form 10-K for the fiscal year ended December 31‚ 1998.
(8)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30‚ 2000.
(9)	Incorporated by reference to the respective exhibit to the Company’s Report on Form
8-K filed with the SEC on February 2‚ 2001.