Form 10-Q
period 2001-03-31
SCP POOL CORP
filed 2001-05-02
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________

COMMISSION FILE NO.:0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard,
Covington, Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant's telephone number, including area code)

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At April 30, 2001, there were 17,088,964 outstanding shares of the Registrant's common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended March 31, 2001

INDEX

Part I.	Financial Information	Page

Item 1.	Financial Statements (2001 Unaudited)

	Consolidated Balance Sheets	1

	Consolidated Statements of Income	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	9

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	10

Signature Page		11

SCP POOL CORPORATION

Part I.          Financial Information
Item 1.         Financial Statements

Consolidated Balance Sheets

(Dollars, in thousands except share data)	(Unaudited)	(Note)
	March 31,	December 31,
	2001	2000

Assets
Current assets
Cash and cash equivalents	3,056	3,431
Receivables, net	104,649	53,255
Product inventories, net	177,484	116,849
Prepaid expenses	3,920	1,510
Deferred income taxes	2,051	3,135

Total current assets	291,160	178,180

Property and equipment, net	12,121	9,229
Goodwill, net	77,228	59,744
Other assets, net	5,595	4,752

Total assets	386,104	251,905

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	154,395	68,144
Accrued and other current liabilities	11,316	14,878
Note payable	25,000	—
Current portion of long-term debt	6,250	6,250

Total current liabilities	196,961	89,272

Deferred income taxes	4,166	4,697
Long-term debt, less current portion	58,986	34,741

Stockholders’ equity
Common stock, $.001 par value; 20,000,000 shares
authorized; 17,083,526 and 16,989,559 shares
issued and outstanding in 2001 and 2000,
respectively	18	17
Additional paid-in capital	59,811	57,787
Retained earnings	78,212	77,167
Treasury stock	(10,608)	(10,608)
Unearned compensation	(1,214)	(849)
Accumulated other comprehensive loss	(228)	(319)

Total stockholders’ equity	125,991	123,195

Total liabilities and stockholders’ equity	386,104	251,905

Note:      The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

1.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars, in thousands except per share data)	Three Months
(Unaudited)	Ended
	March 31,
	2001	2000

Net sales	155,514	121,084
Cost of sales	117,103	92,109

Gross profit	38,411	28,975
Selling and administrative expenses	34,530	25,856
Goodwill amortization	536	440

Operating income	3,345	2,679

Other income (expense)
Interest expense	(1,487)	(714)
Amortization expense	(363)	(222)
Miscellaneous income	213	238

	(1,637)	(698)

Income before income taxes	1,708	1,981
Income taxes	666	739

Net income	1,042	1,242

Net income per share of common stock
Basic	0.06	0.07
Diluted	0.06	0.07

Average shares outstanding
Basic	17,034	17,052
Diluted	17,879	17,695

The accompanying Notes are an integral part of the Consolidated Financial Statements.

2.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars, in thousands)	Three Months Ended
(Unaudited)	March 31,
	2001	2000

Operating activities
Net income	1,042	1,242
Adjustments to reconcile net income to net cash
used in operating activities	2,633	1,271
Changes in operating assets and liabilities, net
of effects of acquisitions
Receivables	(41,045)	(34,234)
Product inventories	(32,005)	(47,028)
Accounts payable	76,097	64,767
Other	(9,174)	(3,138)

Net cash used in operating activities	(2,452)	(17,120)

Investing activities
Acquisition of businesses, net of cash acquired	(23,010)	(130)
Purchase of property and equipment	(824)	(996)
Proceeds from the sale of property and equipment	2	9

Net cash used in investing activities	(23,832)	(1,117)

Financing activities
Net proceeds from revolving loan	25,495	20,625
Payments on long-term debt	(1,250)	(1,250)
Issuance of common stock	1,573	845
Purchase of treasury stock	—	(3,788)

Net cash provided by financing activities	25,818	16,432
Effect of exchange rate changes on cash	91	(17)

Change in cash and cash equivalents	(375)	(1,822)
Cash and cash equivalents at beginning of period	3,431	3,958

Cash and cash equivalents at end of period	3,056	2,136

Supplemental disclosure of non-cash investing and
financing activities
Debt issued to acquire business	25,000	—

The accompanying Notes are integral part of the Consolidated Financial Statements.

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

Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The financial information set forth herein should be read in conjunction with the Company’s Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

2.     Earnings Per Share

Basic net income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share equals net income plus the after tax interest incurred on the Company’s convertible notes, divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes and dilutive options.

3.     Acquisition

In January 2001, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply, Inc. (“Hughes” or the “Hughes Acquisition”) which added 31 service centers to the Company’s distribution network in the eastern half of the United States. The estimated $48.0 million purchase price of the Hughes Acquisition was financed by borrowings under the Company’s revolving line of credit and a $25.0 million short-term seller’s note issued by Hughes (the “Hughes Note”). The Hughes Acquisition was accounted for using the purchase method of accounting, and $18.0 million of goodwill was recorded in connection with this acquisition. The purchase price and its allocation are tentative and may be adjusted based on provisions of the purchase agreement and management’s evaluation of assets acquired and liabilities assumed.

4.     Changes in Estimates

Effective January 1, 2001, the Company’s effective income tax rate increased from 38.25% to 39.0% as a result of changes in its state income tax mix.

5.     Reclassifications

Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

4.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

6.     Adoption of Accounting Pronouncement

On January 1, 2001, the Company adopted Financial Accounting Standards Board Statement No. 133 “Accounting for Derivative Instruments and Hedging Activities”. As the Company has no derivatives at the date of adoption, there is no financial statement impact.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

Results of Operations

The Company currently conducts operations through 161 service centers in 35 states, the United Kingdom and France.

The following table shows, for the periods indicated, information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such period.

	Three Months
	Ended
	March 31,
	2001	2000

Net sales	100.0%	100.0%
Cost of sales	75.3	76.1

Gross profit	24.7	23.9
Selling and administrative expenses	22.2	21.3
Goodwill amortization	0.3	0.4

Operating income	2.2	2.2

Other income (expense)
Interest expense	(1.0)	(0.6)
Amortization expense	(0.2)	(0.2)
Miscellaneous income	0.1	0.2

Income before income taxes	1.1	1.6
Income taxes	0.4	0.6

Net income	0.7	1.0

5.

SCP POOL CORPORATION

Results of Operations (continued)

The following discussion of consolidated operating results includes the results of operations from service centers acquired in 2001 and 2000. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated results beginning on the respective acquisition dates.

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000

Net sales increased $34.4 million, or 28%, to $155.5 million in the three months ended March 31, 2001 from $121.1 million in the comparable 2000 period. Service centers acquired in the Superior Pool Products acquisition (the “Superior Acquisition”) in 2000 and the Hughes Acquisition in 2001 contributed $34.0 million to the increase. This increase was partially offset by a decline in same store sales of $3.2 million, or 3%, due to unfavorable weather throughout most of the continental United States, excluding Florida. The balance of the increase is attributable to sales from new service centers opened or acquired in the past 15 months.

Gross profit increased $9.4 million, or 32%, to $38.4 million in the three months ended March 31, 2001 from $29.0 million in the comparable 2000 period. Gross profit as a percentage of net sales increased 80 basis points to 24.7% for the three months ended March 31, 2001 from 23.9% in the comparable 2000 period. The increase was realized in all domestic regions during the first quarter of 2001 and is attributable to a continuing focus on pricing and purchasing disciplines.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $8.8 million, or 33%, to $35.1 million in the three months ended March 31, 2001 from $26.3 million in the comparable 2000 period. Operating expenses as a percentage of net sales increased to 22.6% in the first quarter of 2001 compared to 21.7% in the comparable prior year quarter. The increase reflects salaries, occupancy expense and other costs primarily associated with newly acquired service centers.

Interest and other expenses increased $0.9 million to $1.6 million in the three months ended March 31, 2001 from $0.7 million in the comparable 2000 period. The increase is primarily due to a $0.8 million increase in interest expense as a result of higher average debt levels between periods due to the Superior Acquisition in July 2000 and the Hughes Acquisition in January 2001.

6.

SCP POOL CORPORATION

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot, dry weather can increase pool installations and the purchase of chemicals and supplies. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company’s sales. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

The Company experiences a build-up of product inventories and accounts payable during the first and second quarters of the year in anticipation of the peak selling season. The Company’s peak borrowing occurs during the second quarter, primarily because extended payment terms offered by the Company’s suppliers typically are payable in April, May and June, while the Company’s peak accounts receivable collections typically occur in June, July and August.

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

7.

SCP POOL CORPORATION

Seasonality and Quarterly Fluctuations (continued)

The following table sets forth certain unaudited quarterly data for the first quarter of 2001 and the four quarters of 2000, which, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	QUARTER
(Unaudited)	2001	2000
	First	First	Second	Third	Fourth

Net sales	155,514	121,084	255,324	191,543	105,252
Gross profit	38,411	28,975	64,452	46,660	25,223
Operating income (loss)	3,345	2,679	33,128	16,961	(3,466)
Net sales as a % of
annual net sales	N/A	18%	38%	28%	16%
Gross profit as a % of
annual gross profit	N/A	18%	39%	28%	15%
Operating income (loss)
as a % of annual
operating income	N/A	5%	67%	35%	(7)%

Liquidity and Capital Resources

Currently, the Company’s primary sources of working capital are cash flows from operations and borrowings under a Senior Loan Facility consisting of a term loan (the “Term Loan”) and a revolving line of credit (the “Revolving Loan”). Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. The Company’s borrowings under its Senior Loan Facility, together with cash flows from operations and seller financing, historically have been sufficient to support the Company’s growth and to finance acquisitions.

Net cash used in operating activities was $2.5 million for the three month period ended March 31, 2001 compared to $17.1 million in the same period last year. The decrease in the use of cash is a result of an increase in accounts payable between quarters and lower inventory purchases between quarters, primarily resulting from higher inventory purchases made in the fourth quarter of 2000.

The Hughes Note requires principal payments which are due in four installments beginning with a $1.0 million payment on August 1, 2001 followed by three payments of $8.0 million each due September 1, October 1 and November 1, 2001. The Hughes Note matures on November 1, 2001 and bears interest of 7% per annum payable monthly beginning March 1, 2001 through maturity. The assets acquired in the Hughes Acquisition are pledged as collateral for the Hughes Note.

8.

SCP POOL CORPORATION

Liquidity and Capital Resources (continued)

The Revolving Loan has a total borrowing capacity of $65.0 million. During the three months ended March 31, 2001, the Company received net proceeds of $48.3 million from the Revolving Loan, of which $23.0 million was used in January 2001 to finance a portion of the Hughes Acquisition. As of March 31, 2001, the Company had $5.7 million available for borrowing under its Revolving Loan. During the three months ended March 31, 2001, the Company made required scheduled principal payments of $1.3 million on the Term Loan, which had a balance of $7.0 million at March 31, 2001.

Borrowings under the Senior Loan Facility may, at the Company’s option, bear interest at either (i) the agent bank’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.875% to 2.125%, in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company, including the capital stock of its wholly owned subsidiaries, secure the obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures. The Senior Loan Facility matures on December 31, 2002.

The Company believes it has adequate availability of capital from operations and its borrowings under the Senior Loan Facility to fund present operations and anticipated growth, including expansion in its existing and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. However, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, the Company may issue common or preferred stock to third parties or to sellers of acquired businesses.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from that reported in the Company’s Form 10-K for the year ended December 31, 2000.

Foreign Exchange Risk

There have been no material changes from that reported in the Company’s Form 10-K for the year ended December 31, 2000.

9.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Statements contained in this report regarding future periods which are not historical facts are forward-looking statements that involve risks and uncertainties, including, but not limited to, factors related to (i) the sensitivity of the swimming pool supply business to weather conditions; (ii) the intense competition and low barriers to entry in the swimming pool supply industry; (iii) the sensitivity of the swimming pool supply business to general economic conditions; (iv) the Company’s ability to identify appropriate acquisition candidates, complete acquisitions on satisfactory terms and successfully integrate acquired businesses; (v) the Company’s ability to obtain financing on satisfactory terms; (vi) the risk of fire, safety and casualty losses and related claims of liability inherent in the storage of chemicals sold by the Company; and (vii) the Company’s ability to remain in compliance with the numerous environmental, health and safety requirements to which it is subject. Such factors could affect the Company’s actual results and could cause results to differ materially from the Company’s expectations described above.

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

For additional information identifying other important factors which may affect the Company’s operations and markets and could cause actual results to vary materially from those anticipated in the forward-looking statements, see the Company’s Securities and Exchange Commission filings, including, but not limited to, the discussion included in the Business section of the Company’s Form 10-K.

Part II.     Other Information

Item 6.		Exhibits and Reports on Form 8-K
	(a)	Exhibits required by Item 601 of Regulation S-K.
None.
	(b)	Reports on Form 8-K.
On January 4, 2001, the Company filed a form 8-K pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934, Item 5, Other Events, announcing that its wholly owned subsidiary, South Central Pool Supply, Inc. was converted from a “C” Corporation into a Limited Liability Corporation (LLC). At the same time, South Central Pool Supply, Inc. changed its name to SCP Distributors LLC.

On February 2, 2001, the Company filed a Form 8-K pursuant to Section 13 or
15(d) of the Securities Exchange Act of 1934, Item 2, Acquisition or
Disposition of Assets, reporting the acquisition of the business of the pool division of Hughes Supply, Inc. The acquisition was completed on January 26,
2001.

Items 1 - 5 are not applicable and have been omitted.

10.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2001.

SCP POOL CORPORATION

BY:	/s/ Craig K. Hubbard

Craig K. Hubbard, Chief Financial
Officer, Treasurer and Secretary and
duly authorized signatory on behalf
of the Registrant

11.