Form 10-Q
period 2001-06-30
SCP POOL CORP
filed 2001-08-13
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30‚ 2001 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant’s telephone number‚ including area code)

(former name‚ former address and former fiscal year‚ if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports)‚ and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At July 31‚ 2001‚ there were 17‚119‚298 outstanding shares of the Registrant’s common stock‚ $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended June 30‚ 2001

SCP POOL CORPORATION

Part I.            Financial Information
Item 1.           Financial Statements

Consolidated Balance Sheets

(Dollars‚ in thousands except share data)	(Unaudited)	(Note)
	June 30‚	December 31‚
	2001	2000

Assets
Current assets
Cash and cash equivalents	2‚962	3‚431
Receivables‚ net	134‚418	53‚255
Product inventories‚ net	137‚766	116‚849
Prepaid expenses	3‚420	1‚510
Deferred income taxes	2‚884	3‚135

Total current assets	281‚450	178‚180
Property and equipment‚ net	11‚922	9‚229
Goodwill‚ net	77‚989	59‚744
Other assets‚ net	5‚240	4‚752

Total assets	376‚601	251‚905

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	101‚913	68‚144
Accrued and other current liabilities	31‚776	14‚878
Note payable	23‚000	—
Current portion of long-term debt	5‚750	6‚250

Total current liabilities	162‚439	89‚272

Deferred income taxes	4‚458	4‚697
Long-term debt‚ less current portion	58‚026	34‚741

Stockholders’ equity
Common stock‚ $.001 par value; 40‚000‚000 shares
authorized; 17‚104‚339 and 16‚989‚559 shares issued
and outstanding in 2001 and 2000‚ respectively	18	17
Additional paid-in capital	60‚192	57‚787
Retained earnings	103‚678	77‚167
Treasury stock	(10‚608)	(10‚608)
Unearned compensation	(1‚112)	(849)
Accumulated other comprehensive income (loss)	(490)	(319)

Total stockholders’ equity	151‚678	123‚195

Total liabilities and stockholders’ equity	376‚601	251‚905

Note: The balance sheet at December 31‚ 2000 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

1.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars‚ in thousands except per share data)	Three Months		Six Months
(Unaudited)	Ended		Ended
	June 30‚		June 30‚
	2001	2000	2001	2000

Net sales	332‚130	255‚324	487‚644	376‚408
Cost of sales	243‚827	190‚872	360‚930	282‚981

Gross profit	88‚303	64‚452	126‚714	93‚427
Selling and administrative expenses	45‚177	30‚890	79‚707	56‚746
Goodwill amortization	577	434	1‚113	874

Operating income	42‚549	33‚128	45‚894	35‚807

Other income (expense)
Interest expense	(1‚413)	(1‚138)	(2‚900)	(1‚852)
Amortization expense	(378)	(223)	(741)	(445)
Miscellaneous income	636	256	849	494

	(1‚155)	(1‚105)	(2‚792)	(1‚803)

Income before income taxes	41‚394	32‚023	43‚102	34‚004
Income taxes	15‚928	12‚228	16‚594	12‚967

Net income	25‚466	19‚795	26‚508	21‚037

Net income per share of common stock
Basic	1.49	1.17	1.55	1.24
Diluted	1.42	1.12	1.48	1.19

Average shares outstanding
Basic	17‚091	16‚950	17‚063	17‚001
Diluted	17‚947	17‚698	17‚914	17‚697

The accompanying Notes are an integral part of the Consolidated Financial Statements.

2.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars‚ in thousands)	Six Months Ended
(Unaudited)	June 30‚
	2001	2000

Operating activities
Net income	26‚508	21‚037
Adjustments to reconcile net income to net cash provided
by (used in) operating activities	5‚282	3‚528
Changes in operating assets and liabilities‚ net of effects
of acquisitions
Receivables	(69‚693)	(60‚697)
Product inventories	6‚234	(25‚944)
Accounts payable	21‚914	31‚641
Other	11‚763	13‚764

Net cash provided by (used in) operating activities	2‚008	(16‚671)

Investing activities
Acquisition of business‚ net of cash acquired	(25‚059)	(130)
Purchase of property and equipment	(2‚020)	(1‚856)
Proceeds from the sale of property and equipment	33	9

Net cash used in investing activities	(27‚046)	(1‚977)

Financing activities
Net proceeds from revolving loan	25‚285	23‚625
Payments on long-term debt	(2‚500)	(2‚500)
Issuance of common stock	1‚955	1‚267
Purchase of treasury stock	—	(4‚376)

Net cash provided by financing activities	24‚740	18‚016
Effect of exchange rate changes on cash	(171)	(165)

Change in cash and cash equivalents	(469)	(797)
Cash and cash equivalents at beginning of period	3‚431	3‚958

Cash and cash equivalents at end of period	2‚962	3‚161

Supplemental disclosure of non-cash investing and
financing activities
Debt issued to acquire business	23‚000	—

The accompanying Notes are integral part of the Consolidated Financial Statements.

3.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.           Basis of Presentation

The accompanying unaudited Consolidated Financial Statements have been prepared by SCP Pool Corporation (the “Company”) in accordance with generally accepted accounting principles (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly‚ they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management‚ the accompanying unaudited interim financial statements reflect all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the results of the interim period.

Operating results for the six month period ended June 30‚ 2001 are not necessarily indicative of the results that may be expected for the year ending December 31‚ 2001. The financial information set forth herein should be read in conjunction with the Company’s Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31‚ 2000 filed by the Company with the Securities and Exchange Commission.

2.           Earnings Per Share

Basic net income per common share equals net income divided by the weighted average number of common shares outstanding during the period. Diluted net income per common share equals net income plus the after tax interest incurred on the Company’s convertible notes‚ divided by common shares outstanding after giving effect to shares assumed to be issued on conversion of those notes and dilutive options.

3.           Acquisition

In January 2001‚ the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply‚ Inc. (“Hughes” or the “Hughes Acquisition”) which added 31 service centers to the Company’s distribution network in the eastern half of the United States. The approximate $46.0 million purchase price of the Hughes Acquisition was financed by borrowings under the Company’s revolving line of credit and a $25.0 million short-term seller’s note issued by Hughes (the “Hughes Note”). The Hughes Note is subject to adjustment based upon the final purchase price. The Hughes Acquisition was accounted for using the purchase method of accounting‚ and approximately $19.4 million of goodwill has been recorded in connection with this acquisition. The purchase price and its allocation are tentative and may be adjusted based on provisions of the purchase agreement and management’s evaluation of assets acquired and liabilities assumed.

4.           Changes in Estimates

Effective May 2001‚ the Company’s effective income tax rate decreased from 39.0% to 38.5% as a result of changes in its state income tax mix.

5.           Reclassifications

Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

4.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

6.           Recent Accounting Pronouncements

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements, which were required to be adopted for fiscal years beginning after June 15, 2000, require the Company to recognize derivatives on the balance sheet at fair value. The statements also established new accounting rules for hedging instruments, which depend on the nature of the hedge relationship.

At the date of adoption on January 1, 2001, the Company held no derivatives and thus there was no financial statement impact in the first quarter of 2001. However, in the second quarter of 2001, the Company entered into two interest rate swap agreements primarily to reduce the Company’s exposure to adverse fluctuations in interest rates. The execution of these agreements resulted in an immaterial impact on the Company’s consolidated results of operations and financial position at June 30, 2001.

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria which must be met in order for certain acquired intangible assets to be recorded separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS No. 142. Goodwill acquired in business combinations completed prior to July 1, 2001 will continue to be amortized through December 31, 2001.

The Company adopted SFAS No. 141 effective July 1, 2001, and SFAS No. 142 will be adopted effective January 1, 2002. Upon adoption of SFAS No. 142, the Company will be required to measure goodwill for impairment as part of the transition process. Any impairment resulting from this transition test will be recorded as a change in accounting principle. The Company is currently evaluating the potential impact of adoption on the Company’s consolidated financial statements.

7.           Stock Split

In July 2001, the Board of Directors declared a three–for–two stock split of the Company’s common stock, which will be paid in the form of a stock dividend on September 7, 2001 to the stockholders of record at the close of business on August 15, 2001.

5.

SCP POOL CORPORATION

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31‚ 2000 filed by the Company with the Securities and Exchange Commission.

Results of Operations

The Company currently conducts operations through 165 service centers in the United States and Europe.

The following table shows‚ for the periods indicated‚ information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such period.

	Three Months		Six Months
	Ended		Ended
	June 30‚		June 30‚
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4	74.8	74.0	75.2

Gross profit	26.6	25.2	26.0	24.8
Selling and administrative expenses	13.6	12.1	16.3	15.1
Goodwill amortization	0.2	0.1	0.3	0.2

Operating income	12.8	13.0	9.4	9.5

Other income (expense)
Interest expense	(0.4)	(0.4)	(0.6)	(0.5)
Amortization expense	(0.1)	(0.1)	(0.2)	(0.1)
Miscellaneous income	0.2	0.1	0.2	0.1

Income before income taxes	12.5	12.6	8.8	9.0
Income taxes	4.8	4.8	3.4	3.4

Net income	7.7	7.8	5.4	5.6

The following discussion of consolidated operating results includes the results of operations from service centers acquired in 2001 and 2000. The acquisitions were accounted for using the purchase method of accounting and‚ accordingly‚ the results of operations have been included in the Company’s consolidated results beginning on the respective acquisition dates.

6.

SCP POOL CORPORATION

Results of Operations (continued)

Three Months Ended June 30‚ 2001 Compared to Three Months Ended June 30‚ 2000

Net sales increased $76.8 million‚ or 30%‚ to $332.1 million in the three months ended June 30‚ 2001 from $255.3 million in the comparable 2000 period. Service centers acquired in the Superior Pool Products acquisition (the “Superior Acquisition”) in 2000 and the pool division of Hughes Supply‚ Inc. (“Hughes” or the “Hughes Acquisition”) in 2001 contributed $71.3 million to the increase. Same store sales increased approximately 1%‚ and the balance of the increase is attributable to sales from service centers opened‚ acquired or consolidated in the past 15 months.

Gross profit increased $23.8 million‚ or 37%‚ to $88.3 million in the three months ended June 30‚ 2001 from $64.5 million in the comparable 2000 period. Gross profit as a percentage of net sales increased 140 basis points to 26.6% for the three months ended June 30‚ 2001 from 25.2% in the comparable 2000 period. The increase was realized in all regions during the second quarter of 2001 and is attributable to a continuing focus on pricing and purchasing disciplines at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $14.5 million‚ or 46%‚ to $45.8 million in the three months ended June 30‚ 2001 from $31.3 million in the comparable 2000 period. Service centers acquired in the Superior and Hughes Acquisitions contributed $10.2 million to the increase. Operating expenses as a percentage of net sales increased to 13.8% in the second quarter of 2001 compared to 12.3% in the comparable prior year quarter‚ primarily due to the Superior and Hughes Acquisitions.

Operating income in the second quarter of 2001 increased $9.4  million to $42.5 million compared to $33.1 million for the same period in 2000. Service centers acquired in the Superior and Hughes Acquisitions contributed $6.9 million to the increase. Operating profit margin for the quarter increased on a same store basis by approximately 70 basis points‚ while overall operating margins decreased slightly to 12.8% from 13.0% for the same quarter last year.

Interest and other expenses increased slightly to $1.2 million in the three months ended June 30‚ 2001 from $1.1 million in the comparable 2000 period.

7.

SCP POOL CORPORATION

Results of Operations (continued)

Six Months Ended June 30‚ 2001 Compared to Six Months Ended June 30‚ 2000

Net sales increased $111.2 million‚ or 30%‚ to $487.6 million in the six months ended June 30‚ 2001 from $376.4 million in the comparable 2000 period. Service centers acquired in the Superior and Hughes Acquisitions contributed $105.3 million to the increase. The balance of this increase is attributable to service centers opened‚ acquired or consolidated in the past 15 months. Same store sales on a year to date basis were relatively unchanged.

Gross profit increased $33.3 million‚ or 36%‚ to $126.7 million in the six months ended June 30‚ 2001 from $93.4 million in the comparable 2000 period. Gross profit as a percentage of net sales increased 120 basis points to 26.0% for the six months ended June 30‚ 2001 from 24.8% in the comparable 2000 period. The increase was realized in all domestic regions during the six month period and is attributable to a continuing focus on pricing and purchasing disciplines at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $23.2 million‚ or 40%‚ to $80.8 million in the six months ended June 30‚ 2001 from $57.6 million in the comparable 2000 period. Operating expenses as a percentage of net sales increased to 16.6% compared to 15.3% in the comparable prior year period‚ primarily due to the Superior and Hughes Acquisitions.

Operating income increased $10.1 million‚ or 28%‚ to $45.9 million in the six months ended June 30‚ 2001 compared to $35.8 million in the same period in 2000. Service centers acquired in the Superior and Hughes Acquisitions contributed $7.7 million to the increase. Operating profit margin for the quarter increased on a same store basis by approximately 60 basis points‚ while overall operating margins decreased slightly to 9.4% from 9.5% for the same period in 2000.

Interest and other expenses increased $1.0 million to $2.8 million in the six months ended June 30‚ 2001 from $1.8 million in the comparable 2000 period. The increase is due to a $1.0 million increase in interest expense as a result of higher average debt levels between periods due to the Superior Acquisition in July 2000 and the Hughes Acquisition in January 2001.

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot‚ dry weather can increase pool installations and the purchase of chemicals and supplies. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition‚ unseasonably early or late warming trends can increase or decrease the length of the pool season and‚ consequently‚ the Company’s sales. In general‚ sales and operating income are highest during the second and third quarters‚ which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

8.

SCP POOL CORPORATION

Seasonality and Quarterly Fluctuations (continued)

The Company experiences a build-up of product inventories and accounts payable during the first and second quarters of the year in anticipation of the peak selling season. The Company’s peak borrowing usually occurs during the second quarter‚ primarily because extended payment terms offered by the Company’s suppliers typically are payable in April‚ May and June‚ while the Company’s peak accounts receivable collections typically occur in June‚ July and August.

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table sets forth certain unaudited quarterly data for the first and second quarters of 2001 and the four quarters of 2000‚ which‚ in the opinion of management‚ reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(Dollars‚ in thousands)	QUARTER
(Unaudited)	2001		2000
	First	Second	First	Second	Third	Fourth

Net sales	155‚514	332‚130	121‚084	255‚324	191‚543	105‚252
Gross profit	38‚411	88‚303	28‚975	64‚452	46‚660	25‚223
Operating income (loss)	3‚345	42‚549	2‚679	33‚128	16‚961	(3‚466)
Net sales as a % of
annual net sales	N/A	N/A	18%	38%	28%	16%
Gross profit as a % of
annual gross profit	N/A	N/A	18%	39%	28%	15%
Operating income (loss)
as a % of annual
operating income	N/A	N/A	5%	67%	35%	(7)%

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

9.

SCP POOL CORPORATION

Liquidity and Capital Resources (continued)

Net cash provided by operating activities was $2.0 million for the six months ended June 30‚ 2001 compared to net cash used in operating activities of $16.7 million for the same period last year. The decrease in the use of cash is primarily due to lower inventory purchases between quarters as a result of higher inventory purchases made in the fourth quarter of 2000 and the consolidation of certain inventories aquired in the Hughes Acquisition. This decrease was offset by an increase in accounts receivable and a decrease in accounts payable‚ net of the effects of acquisitions‚ between quarters.

The Hughes Note requires principal payments which are due in four installments beginning with a $1.0 million payment on August 1‚ 2001 followed by three payments of $8.0 million each due September 1‚ October 1 and November 1‚ 2001. The Hughes Note matures on November 1‚ 2001 and bears interest of 7% per annum payable monthly beginning March 1‚ 2001 through maturity. The assets acquired in the Hughes Acquisition are pledged as collateral for the Hughes Note. As of August 3‚ 2001‚ the Company has made $22.0 million in principal payments which the Company believes will substantially fulfill its obligation under the Hughes Note pending final adjustments to the purchase price.

The Revolving Loan has a total borrowing capacity of $65.0 million. During the six months ended June 30‚ 2001‚ the Company received net proceeds of $25.3 million from the Revolving Loan‚ of which $23.0 million was used in January 2001 to finance a portion of the Hughes Acquisition. As of June 30‚ 2001‚ the Company had $6.7 million available for borrowing under its Revolving Loan. During the six months ended June 30‚ 2001‚ the Company made required scheduled principal payments of $2.5 million on the Term Loan‚ which had a balance of $5.8 million at June 30‚ 2001.

Borrowings under the Senior Loan Facility may‚ at the Company’s option‚ bear interest at either (i) the agent bank’s corporate base rate or the federal funds rate plus 0.5%‚ whichever is higher‚ plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.875% to 2.125%‚ in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company‚ including the capital stock of its wholly owned subsidiaries‚ secure the obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures. The Senior Loan Facility matures on December 31‚ 2002.

The Company believes it has adequate availability of capital from operations and its borrowings under the Senior Loan Facility to fund present operations and anticipated growth‚ including expansion in its existing and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. However‚ the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing‚ the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally‚ the Company may issue common or preferred stock to third parties or to sellers of acquired businesses.

10.

SCP POOL CORPORATION

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from that reported in the Company’s Form 10-K for the year ended December 31‚ 2000.

Foreign Exchange Risk

There have been no material changes from that reported in the Company’s Form 10-K for the year ended December 31‚ 2000.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Statements contained in this Form 10-Q which are not historical facts are “forward-looking statements” as defined under the Private Securities Litigation Reform Act of 1995. Statements made in this Form 10-Q‚ including those relating to the expected fluctuation of the Company’s quarterly results of operations‚ the adequacy and availability of capital from operations and borrowings under the Senior Loan Facility‚ the fulfillment of the Company's obligation under the Hughes Note‚ and the Company’s ability to obtain additional financing‚ are forward-looking statements.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include‚ but are not limited to:

  the sensitivity of the industry to weather conditions
  the intense competition and low barriers to entry in the industry the sensitivity of the industry to general economic and market conditions the Company’s ability to:
•	identify appropriate acquisition candidates‚complete acquisitions on satisfactory terms and successfully integrate acquired businesses
•	obtain financing on satisfactory terms
•	penetrate new markets
•	generate sufficient cash flows to support expansion plans and for general operating activities
•	maintain favorable supplier arrangements and relationships
•	remain in compliance with the numerous environmental‚ health and safety requirements to which it is subject.
  the effectiveness of the Company’s advertising‚ marketing and promotional programs changes in laws and regulations‚ including changes in accounting standards and taxation requirements (including tax rate changes‚ new tax laws and revised tax law interpretations)
  the risk of fire‚ safety and casualty losses and related liability claims inherent in the storage of chemicals sold by the Company

The Company cautions that while forward-looking statements are made in good faith and are based upon reasonable assumptions‚ investors should not place undue reliance on these forward-looking statements‚ each of which speaks only as of the date the statement was made.

The Company undertakes no obligation to publicly update or revise any forward-looking statements‚ whether as a result of subsequent events‚ new information or otherwise.

11.

SCP POOL CORPORATION

Part II.           Other Information

Item 4.           Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 9‚ 2001‚ the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	13‚897‚299	82‚403
James J. Gaffney	13‚979‚702	0
Manuel J. Perez de la Mesa	11‚929‚162	2‚027‚477
Frank J. St. Romain	13‚897‚403	82‚299
Wilson B. Sexton	11‚910‚449	2‚046‚190
Robert C. Sledd	13‚979‚552	150
John E. Stokely	13‚979‚327	375

2.	To approve an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Common Stock from 20‚000‚000 to 40‚000‚000.

For	13‚877‚559
Against	327‚074
Abstain	11‚406

3.	To approve an amendment to the Company’s Restated Certificate of Incorporation to increase the number of authorized shares of the Company’s Preferred Stock from 100‚000 to 1‚000‚000.

For	9‚822‚891
Against	4‚381‚742
Abstain	11‚406

4.	To ratify the appointment of Ernst & Young LLP‚ certified public accountants‚ as the Company’s independent auditors for the fiscal year ending December 31‚ 2001.

For	14‚156‚168
Against	52‚057
Abstain	7‚814

12.

SCP POOL CORPORATION

Part II.           Other Information

Item 6.           Exhibits and Reports on Form 8-K

(a)		Exhibits required by Item 601 of Regulation S-K.
	3.1	Composite Certificate of Incorporation of the Company.
	3.2	Composite By-laws of the Company.
	10.8	Amended and Restated Non-Employee Directors Equity Incentive Plan.

(b)		Reports on Form 8-K.
On April 18‚ 2001‚ the company filed a Form 8-K pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934‚ Item 5‚ Other Events‚ announcing the
Company’s first quarter earnings results.

On July 23‚ 2001‚ the company filed a Form 8-K pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934‚ Item 5‚ Other Events‚ announcing the
Company’s second quarter earnings results.

Items 1‚ 2‚ 3 & 5 are not applicable and have been omitted.

13.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934‚ the Registrant has duly caused this report to be signed on its behalf by the undersigned‚ thereunto duly authorized on August 13‚ 2001.

SCP POOL CORPORATION

BY:	/s/ Craig K. Hubbard

Craig K. Hubbard‚ Chief Financial Officer‚ Treasurer
and Secretary and duly authorized signatory on
behalf of the Registrant

14.