Form 10-Q
period 2001-09-30
SCP POOL CORP
filed 2001-11-09
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30‚ 2001 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant’s telephone number‚ including area code)

(former name‚ former address and former fiscal year‚ if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At October 31, 2001, there were 24,963,870 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended September 30, 2001

SCP POOL CORPORATION

Part I.           Financial Information
Item 1.          Financial Statements

Consolidated Balance Sheets

(Dollars, in thousands except share data)	(Unaudited)	(Note)
	September 30,	December 31,
	2001	2000

Assets
Current assets
Cash and cash equivalents	14,193	3,431
Receivables, net	87,307	53,255
Product inventories, net	133,031	116,849
Prepaid expenses	2,794	1,510
Deferred income taxes	2,856	3,135

Total current assets	240,181	178,180

Property and equipment, net	13,709	9,229
Goodwill, net	76,220	59,744
Other assets, net	5,777	4,752

Total assets	335,887	251,905

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	74,197	68,144
Accrued and other current liabilities	36,664	14,878
Note payable	3,000	—
Current portion of long-term debt	4,500	6,250

Total current liabilities	118,361	89,272

Deferred income taxes	4,777	4,697
Long-term debt, less current portion	62,591	34,741

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 25,031,276 and 25,484,339 shares issued
and outstanding in 2001 and 2000, respectively	27	26
Additional paid-in capital	60,773	57,778
Retained earnings	116,430	77,167
Treasury stock	(24,927)	(10,608)
Unearned compensation	(1,011)	(849)
Accumulated other comprehensive loss	(1,134)	(319)

Total stockholders’ equity	150,158	123,195

Total liabilities and stockholders’ equity	335,887	251,905

Note:          The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

1.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars, in thousands except per share data)	Three Months		Nine Months
(Unaudited)	Ended		Ended
	September 30,		September 30,
	2001	2000	2001	2000

Net sales	236,368	191,543	724,012	567,951
Cost of sales	174,083	144,883	535,013	427,864

Gross profit	62,285	46,660	188,999	140,087
Selling and administrative expenses	39,958	29,242	119,665	85,988
Goodwill amortization	560	457	1,673	1,331

Operating income	21,767	16,961	67,661	52,768

Other income (expense)
Interest expense	(996)	(987)	(3,896)	(2,839)
Amortization expense	(393)	(222)	(1,133)	(667)
Miscellaneous income	357	49	1,205	543

	(1,032)	(1,160)	(3,824)	(2,963)

Income before income taxes	20,735	15,801	63,837	49,805
Income taxes	7,983	6,051	24,577	19,018

Net income	12,752	9,750	39,260	30,787

Net income per share of common stock
Basic	0.50	0.38	1.53	1.21
Diluted	0.47	0.37	1.46	1.16

Average shares outstanding
Basic	25,566	25,460	25,585	25,487
Diluted	26,896	26,666	26,885	26,585

The accompanying Notes are an integral part of the Consolidated Financial Statements.

2.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars, in thousands)	Nine Months Ended
(Unaudited)	September 30,
	2001	2000

Operating activities
Net income	39,260	30,787
Adjustments to reconcile net income to net cash provided
by operating activities	7,325	4,391
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(22,403)	(19,400)
Product inventories	11,364	4,873
Accounts payable	(6,187)	(15,044)
Other	15,416	7,733

Net cash provided by operating activities	44,775	13,340

Investing activities
Acquisition of businesses, net of cash acquired	(45,281)	(25,287)
Purchase of property and equipment	(3,137)	(3,254)
Proceeds from the sale of property and equipment	48	17

Net cash used in investing activities	(48,370)	(28,524)

Financing activities
Net proceeds from revolving loan	29,850	21,075
Payments on long-term debt	(3,750)	(2,500)
Issuance of common stock	2,546	1,584
Purchase of treasury stock	(14,319)	(4,377)

Net cash provided by financing activities	14,327	15,782
Effect of exchange rate changes on cash	30	(291)

Change in cash and cash equivalents	10,762	307
Cash and cash equivalents at beginning of period	3,431	3,958

Cash and cash equivalents at end of period	14,193	4,265

Supplemental disclosure of non-cash investing and
financing activities
Debt issued to acquire business	3,000	—

The accompanying Notes are integral part of the Consolidated Financial Statements.

3.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

SCP Pool Corporation (the “Company”) has prepared the accompanying Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted. In the opinion of management, the accompanying unaudited interim financial statements reflect all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of the results of the interim period.

Operating results for the three month or nine month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The financial information set forth herein should be read in conjunction with the Company’s Notes to the Consolidated Financial Statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

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

In January 2001, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply, Inc. (“Hughes” or the “Hughes Acquisition”) which added 31 service centers to the Company’s distribution network in the eastern half of the United States. The approximate $47.0 million purchase price of the Hughes Acquisition was financed by borrowings under the Company’s revolving line of credit and a $25.0 million short-term seller’s note issued by Hughes (the “Hughes Note”). At September 30, 2001 the Company had made payments of $22.0 million on the Hughes Note which have been reported as acquisition costs in the Consolidated Statements of Cash Flows. The Hughes Acquisition was accounted for using the purchase method of accounting, and approximately $18.0 million of goodwill has been recorded in connection with this acquisition. The purchase price and its allocation are tentative and may be adjusted based on provisions of the purchase agreement and management’s evaluation of assets acquired and liabilities assumed.

4.	Subsequent Events

In July and October 2001, the Company completed the purchase transactions of Capital Pool Industries Limited (“Capital”) and Exporlinea Importação e Exportação de Equipamentos para Tratamento de Águas e Outros, LDA (“Exporlinea”), distributors of swimming pool equipment, parts and supplies. Capital distributes through 2 service centers in Ontario, Canada and Exporlinea distributes through 2 service centers in Portimao and Lisbon, Portugal with aggregate total sales of approximately $10.0 million.

4.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

5.	Reclassifications

Certain amounts in the 2000 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

6.	Interest Rate Swaps

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statements 137 and 138 in June 1999 and June 2000, respectively. These statements, required to be adopted for fiscal years beginning after June 15, 2000, require the Company to recognize derivatives on the balance sheet at fair value. The statements also established new accounting rules for hedging instruments dependent on the nature of the hedge relationship.

At the required date of adoption on January 1, 2001, the Company held no derivatives and thus there was no financial statement impact in the first quarter of 2001. However, in the second quarter of 2001, the Company entered into two interest rate swap agreements primarily to reduce the Company’s exposure to fluctuations in interest rates.

Under the swap agreements, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation.

Both of the Company’s interest rate swaps are designated as cash flow hedges. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in other comprehensive income, a component of stockholder’s equity, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. Any ineffective portion of a derivative instrument’s change in fair value is immediately recognized in earnings.

The Company recorded the cumulative fair market value of the swaps at September 30, 2001 as a reduction to accumulated other comprehensive income and an increase to current liabilities of $845,000. No ineffectiveness related to these two swaps was recognized in the period ended September 30, 2001.

7.	Recent Accounting Pronouncements

In July 2001, the FASB issued SFAS No. 141, “Business Combinations”, and SFAS No. 142, “Goodwill and Other Intangible Assets”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS No. 141 also specifies the criteria that must be met in order for certain acquired intangible assets to be recorded separately from goodwill. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment annually or more frequently if circumstances indicate potential impairment. Furthermore, any goodwill or intangible asset determined to have an indefinite useful life that is acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with SFAS No. 142. Goodwill acquired in business combinations completed prior to July 1, 2001 will continue to be amortized through December 31, 2001.

5.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

7.	Recent Accounting Pronouncements (continued)

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

8.	Stock Split

In July 2001, the Board of Directors declared a three-for-two stock split of the Company’s common stock, which was paid in the form of a stock dividend on September 7, 2001 to the stockholders of record at the close of business on August 15, 2001. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with Management’s Discussion and Analysis included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000 filed by the Company with the Securities and Exchange Commission.

Results of Operations

The Company currently conducts operations through 169 service centers in North America and Europe.

The following table shows, for the periods indicated, information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such period.

	Three Months		Nine Months
	Ended		Ended
	September 30‚		September 30‚
	2001	2000	2001	2000

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.6	75.6	73.9	75.3

Gross profit	26.4	24.4	26.1	24.7
Selling and administrative expenses	17.0	15.3	16.5	15.1
Goodwill amortization	0.2	0.2	0.3	0.3

Operating income	9.2	8.9	9.3	9.3

Other income (expense)
Interest expense	(0.4)	(0.5)	(0.5)	(0.5)
Amortization expense	(0.2)	(0.1)	(0.2)	(0.1)
Miscellaneous income	0.2	0.0	0.2	0.1

Income before income taxes	8.8	8.3	8.8	8.8
Income taxes	3.4	3.2	3.4	3.3

Net income	5.4	5.1	5.4	5.5

6.

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

Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

Net sales increased $44.9 million, or 23%, to $236.4 million in the three months ended September 30, 2001 from $191.5 million in the comparable 2000 period. Service centers acquired in the Superior Pool Products acquisition (the “Superior Acquisition”) in July 2000 and the pool division of Hughes Supply, Inc. (“Hughes” or the “Hughes Acquisition”) in January 2001 contributed $39.3 million to the increase. Same store sales increased approximately 1%, and the balance of the increase is attributable to sales from other service centers opened, acquired or consolidated in the past 15 months.

Gross profit increased $15.6 million, or 33%, to $62.3 million in the three months ended September 30, 2001 from $46.7 million in the comparable 2000 period. Gross profit as a percentage of net sales increased 200 basis points to 26.4% for the three months ended September 30, 2001 from 24.4% in the comparable 2000 period. The increase was realized in all domestic regions during the third quarter of 2001 and is attributable to a continuing focus on pricing and purchasing disciplines at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $10.5 million, or 35%, to $40.5 million in the three months ended September 30, 2001 from $30.0 million in the comparable 2000 period. Service centers acquired in the Superior and Hughes Acquisitions contributed $7.5 million to the increase. Operating expenses as a percentage of net sales increased to 17.1% in the third quarter of 2001 compared to 15.7% in the comparable prior year quarter, primarily due to service centers acquired in the Hughes Acquisition.

Operating income in the third quarter of 2001 increased $4.8 million to $21.8 million compared to $17.0 million for the same period in 2000. Service centers acquired in the Superior and Hughes Acquisitions contributed $3.1 million to the increase. Operating margins increased 30 basis points to 9.2% from 8.9% for the same quarter last year.

Interest and other expenses decreased slightly to $1.0 million in the third quarter of 2001 from $1.2 million in the third quarter of 2000.

7.

SCP POOL CORPORATION

Results of Operations (continued)

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30, 2000

Net sales increased $156.0 million, or 27%, to $724.0 million in the nine months ended September 30, 2001 from $568.0 million in the comparable 2000 period. Service centers acquired in the Superior and Hughes Acquisitions contributed $144.7 million to the increase. The balance of this increase is attributable to other service centers opened, acquired or consolidated in the past 15 months. Same store sales on a year to date basis were relatively unchanged.

Gross profit increased $48.9 million, or 35%, to $189.0 million in the nine months ended September 30, 2001 from $140.1 million in the comparable 2000 period. Gross profit as a percentage of net sales increased 140 basis points to 26.1% for the nine months ended September 30, 2001 from 24.7% in the comparable 2000 period. The increase in margin was realized in all domestic regions and is attributable to a continuing focus on pricing and purchasing disciplines at the service center level.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $34.0 million, or 39%, to $121.3 million in the nine months ended September 30, 2001 from $87.3 million in the comparable 2000 period. Operating expenses as a percentage of net sales increased to 16.8% compared to 15.4% in the comparable prior year period, primarily due to service centers acquired in the Hughes Acquisition.

Operating income increased $14.9 million, or 28%, to $67.7 million in the nine months ended September 30, 2001 compared to $52.8 million in the same period in 2000. Service centers acquired in the Superior and Hughes Acquisitions contributed $10.9 million to the increase. Excluding recent acquisitions and new service centers, operating profit margin for the period increased approximately 80 basis points, while overall operating margins remained unchanged.

Interest and other expenses increased $0.8 million, or 27%, to $3.8 million in the nine months ended September 30, 2001 from $3.0 million in the comparable 2000 period. The increase is primarily due to a $1.1 million increase in interest expense as a result of higher average debt levels between periods due to the Superior Acquisition in July 2000 and the Hughes Acquisition in January 2001.

8.

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

The Company experiences a build-up of product inventories and accounts payable during the fourth quarter and the first quarter of the subsequent year in anticipation of the peak selling season. Excluding borrowings to finance acquisitions, the Company’s peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by the Company’s suppliers typically are payable in April, May and June, while the Company’s peak accounts receivable collections typically occur in June, July and August.

The Company expects that its quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table sets forth certain unaudited quarterly data for the first, second and third quarters of 2001 and the four quarters of 2000, which, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	QUARTER
(Unaudited)	2001			2000
	First	Second	Third	First	Second	Third	Fourth

Net sales	155,514	332,130	236,368	121,084	255,324	191,543	105,252
Gross profit	38,411	88,303	62,285	28,975	64,452	46,660	25,223
Operating income (loss)	3,345	42,549	21,767	2,679	33,128	16,961	(3,466)
Net sales as a % of
annual net sales	N/A	N/A	N/A	18%	38%	28%	16%
Gross profit as a % of
annual gross profit	N/A	N/A	N/A	18%	39%	28%	15%
Operating income (loss)
as a % of annual
operating income	N/A	N/A	N/A	5%	67%	35%	(7)%

9.

SCP POOL CORPORATION

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

Net cash provided by operating activities was $44.8 million for the nine months ended September 30, 2001 compared to $13.3 million for the same period last year. The increase in cash is due in part to new tax laws that allowed the Company to defer the $13.0 million third quarter payment to the fourth quarter of 2001. The payment deferral provided by the new tax laws is non-recurring. An increase in net income contributed $8.5 million to the increase, while the remainder of the increase is due to a net decrease in cash used related to operating assets and liabilities.

The terms of the Hughes Note required principal payments due in four installments beginning with a $1.0 million payment on August 1, 2001 followed by three payments of $8.0 million each due September 1, October 1 and November 1, 2001. The Hughes Note matured on November 1, 2001 and bore interest of 7% per annum which was paid monthly beginning March 1, 2001 through maturity. The assets acquired in the Hughes Acquisition were pledged as collateral for the Hughes Note. The Company paid the remaining $3.0 million outstanding on November 1, 2001.

The Revolving Loan has a total borrowing capacity of $65.0 million. During the nine months ended September 30, 2001, the Company received net proceeds of $29.9 million from the Revolving Loan, of which $23.0 million was used in January 2001 to finance a portion of the Hughes Acquisition. As of September 30, 2001, the Company had $2.5 million available for borrowing under its Revolving Loan. During the nine months ended September 30, 2001, the Company made required scheduled principal payments of $3.8 million on the Term Loan, which had a balance of $4.5 million at September 30, 2001.

Borrowings under the Senior Loan Facility may, at the Company’s option, bear interest at either (i) the agent bank’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.0% to 0.5% or (ii) LIBOR plus a margin ranging from 0.875% to 2.125%, in each case depending on the Company’s leverage ratio. Substantially all of the Company’s assets, including the capital stock of its wholly owned subsidiaries, secure the obligations under the Senior Loan Facility. The Senior Loan Facility has numerous restrictive covenants which require the Company to maintain minimum levels of interest coverage and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures. The Senior Loan Facility matures on December 31, 2002.

From August through October 2001, the Company purchased 793,500 shares of its common stock at an average purchase price of $20.87 per share pursuant to a share repurchase plan announced in November 1999 (the “1999 Plan”). Of the aforementioned shares, 558,000 shares were purchased subsequent to the September 11, 2001 terrorist attacks. The Company’s management believes that these repurchases are accretive to the Company’s current and future earnings per share.

10.

SCP POOL CORPORATION

Liquidity and Capital Resources (continued)

Certain intercompany dividends paid by the Company’s subsidiaries and related to such stock repurchases created covenant defaults under the Senior Loan Facility. On November 5, 2001, the lenders under the Senior Loan Facility waived the defaults.

The above mentioned repurchased shares have been adjusted to reflect the three-for-two stock split effective September 7, 2001.

The Company has signed a commitment letter (the “Credit Agreement”) with Banc One Capital Markets, Inc. (“BOCM”) for a new $110.0 million credit facility (the “BOCM Credit Facility”), which will replace the Company’s existing Senior Loan Facility. Management expects the BOCM Credit Facility to be in place by the fourth quarter of 2001 although there are no assurances that events will occur as Management expects.

The Company believes that the BOCM Credit Facility, in addition to cash generated from operations, will provide adequate availability of capital to fund current operations and anticipated growth, including expansion in its existing and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. However, the Company currently has no binding agreement with respect to any material acquisition candidate. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its current financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, the Company may issue common or preferred stock to third parties or to sellers of acquired businesses.

11.

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

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Statements made in this Form 10-Q, including those relating to the expected fluctuation of the Company’s quarterly results of operations, the commencement of the BOCM Credit Facility in the fourth quarter of 2001, the adequacy and availability of capital from operations and future borrowings under the BOCM Credit Facility, Management’s belief that share repurchases will be accretive to future earnings per share and the Company’s ability to obtain additional financing, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995.

These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from the Company’s historical experience and its present expectations or projections. These risks and uncertainties include, but are not limited to:

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
  the effectiveness of the Company’s advertising, marketing and promotional programs changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations)
  the risk of fire, safety and casualty losses and related liability claims inherent in the storage of chemicals sold by the Company

The Company cautions that while forward-looking statements are made in good faith and are based upon reasonable assumptions, investors should not place undue reliance on these forward-looking statements, each of which speaks only as of the date the statement was made.

The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of subsequent events, new information or otherwise.

12.

SCP POOL CORPORATION

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K.

3.1 Restated Certificate of Incorporation of the Company. (1)
3.2 Restated Bylaws of the Company. (1)
4.1 Form of certificate representing shares of common stock of the Company. (2)

(b)	Reports on Form 8-K.

On July 23, 2001, the Company filed a Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Item 5, Other Events, announcing the Company’s second quarter earnings results.

Items 1-5 are not applicable and have been omitted.

_________________

(1)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report of Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-92738.

13.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 9, 2001.

SCP POOL CORPORATION

BY:	/s/ Craig K. Hubbard

Craig K. Hubbard‚ Chief Financial Officer‚ Treasurer
and Secretary and duly authorized signatory on
behalf of the Registrant

14.