Form 10-K
period 2001-12-31
SCP POOL CORP
filed 2002-03-21
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON‚ D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31‚ 2001 OR

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

The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant as of February 28‚ 2002 was approximately $744‚252‚209.

As of February 28‚ 2002 the Registrant had 25‚016‚881 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about April 4‚ 2002 for the Annual Meeting to be held on May 8‚ 2002‚ are incorporated by reference in Part III.

SCP POOL CORPORATION

Part I.

Item 1.	Business

General

SCP Pool Corporation (together with its wholly-owned subsidiaries, the “Company”) was incorporated in 1993 and is the world’s largest wholesale distributor of swimming pool supplies and related equipment. The Company’s net sales have grown from approximately $161.1 million in 1995 to $856.1 million in 2001. As of February 28, 2002, the Company conducted operations through 173 service centers in North America and Europe.

Net sales by geographic region were as follows:

(Dollars, in thousands)	Year Ended December 31,
	2001	2000	1999

United States	835,757	654,182	561,898
International	20,295	19,021	10,641

Total	856,052	673,203	572,539

Property and equipment by geographic region were as follows:

(Dollars, in thousands)	December 31,
	2001	2000	1999

United States	15,275	8,841	6,552
International	569	388	279

Total	15,844	9,229	6,831

Growth Strategy

As the leading distributor in the swimming pool industry, the Company’s focus is to invest in the future and promote the growth of its customers and the industry as it strives to operate more effectively. The Company’s growth strategy primarily consists of internal growth complemented by acquisitions as strategically and tactically appropriate.

Historically, the Company has grown internally through increases in same store sales and the opening of new service centers. Same store sales increased 2%, 11% and 14% in 2001, 2000 and 1999, respectively. These increases are primarily attributable to increased market share due to several factors including an increase in the breadth of products offered and the further development of joint marketing programs with both the Company’s customers and suppliers. The Company believes that these marketing programs add value to the customers’ businesses by increasing consumer awareness regarding the ease and low cost of pool ownership and maintenance. In addition to increasing sales at existing service centers, the Company has opened 32 new service centers since 1997.

Since 1997, the Company has successfully completed 12 acquisitions consisting of 75 service centers (net of service center closings and consolidations). The Company intends to pursue additional strategic acquisitions to further penetrate existing markets and to expand into new geographic markets. The Company continues to explore appropriate acquisition candidates and is frequently engaged in discussions regarding potential acquisitions. For a complete discussion of recent acquisitions, see Note 2 to the Company’s Consolidated Financial Statements.

SCP POOL CORPORATION

Part I.

Item 1.	Business

Operating Strategy

In order to establish a second national distribution network, the Company operates the 19 service centers acquired in the acquisition of Superior Pool Products, Inc. in July 2000 (“Superior” or the “Superior Acquisition”), 26 of the service centers acquired in the acquisition of the pool division of Hughes Supply, Inc. in January 2001 (“Hughes” or the “Hughes Acquisition”), and one newly opened service center under the Superior Pool Products name. This network has certain exclusive suppliers, product relationships and marketing programs. The Company adopted an operating strategy of offering two distinct national distribution choices to customers in order to promote internal competition to further the value provided by its service centers.

Products

The Company offers more than 63,000 national brand and private label products including both non-discretionary pool maintenance products (products which must be purchased by pool owners), such as chemicals and replacement parts, and discretionary products, such as packaged pools (kits to build swimming pools which include walls, liners, bracing and other materials) and whole goods, such as cleaners, filters, heaters, pumps and lights. In 2000 and 2001, the Company significantly increased the breadth of complementary products offered including building materials, electrical supplies, toys and games, water features such as fountains, and hand tools.

Customers and Marketing

The Company distributes its products to more than 34,000 customers, primarily swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies. Historically, no customer has accounted for more than 1% of the Company’s sales.

The Company conducts its operations through 173 service centers in North America and Europe. The Company’s principal markets include California, Florida, Texas and Arizona.

The Company employs a dedicated sales force that prides itself on customer relationships. A sales force of 168 salespersons and 173 service center managers as of February 28, 2002 conducts the Company’s principal marketing activities. In addition, the Company has four central shipping locations that re-distribute parts and other products purchased in bulk quantities.

Distribution

Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. Customers may procure products at any service center location, or products may be delivered via the Company’s trucks or third party carriers.

The Company’s service centers maintain well-stocked inventories to meet customers’ immediate needs. Warehouse management technology is utilized to optimize receiving, inventory control, picking, packing and shipping functions.

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

SCP POOL CORPORATION

Part I.

Item 1.	Business

Purchasing and Suppliers (continued)

The Company regularly evaluates supplier relationships and considers alternate sourcing to assure competitive costs and quality standards. The Company’s largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Bio-Lab, Inc. (a subsidiary of Great Lakes Chemicals, Inc.); these suppliers provided approximately 15%, 11% and 7%, respectively, of the Company’s products sold in 2001.

Competition

The Company faces intense competition from many regional and local distributors in its markets and to a lesser extent, mass-market retailers and large pool supply retailers. Some geographic markets served by the Company, particularly higher density markets in Florida, California, Texas and Arizona, tend to be more competitive than are others. Barriers to entry in the swimming pool supply industry are relatively low.

The Company competes with other distributors for rights to distribute brand-name products. The loss of, or inability to obtain, such rights could have a material adverse effect on the Company. Management believes that the competition for such distribution rights may result in a competitive advantage to larger distributors, such as the Company, and a disadvantage to smaller distributors.

The Company believes that the principal competitive factors in pool supply distribution are the breadth and availability of products offered, the quality and level of customer service, the breadth and depth of sales and marketing programs, competitive product pricing, and consistency and stability of business relationships with its customers. The Company believes it generally competes favorably with respect to each of these factors.

Seasonality and Weather

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations”.

SCP POOL CORPORATION

Part I.

Item 1.	Business

Environmental, Health and Safety Regulations

The Company’s business is subject to regulation under local fire codes and federal, state and local environmental and health and safety requirements including the Emergency Planning and Community Right-to-Know Act, the Hazardous Materials Transportation Act and the Occupational Safety and Health Act. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of pool chemicals by the Company. The Company stores chemicals at each of its service centers. Certain chemicals stored by the Company are combustible oxidizing compounds, and the storage of such chemicals is strictly regulated by local fire codes. In addition, the algicides sold by the Company are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and state pesticide laws which primarily relate to labeling and annual registration. While considerable efforts are made to ensure the Company operates in substantial compliance with environmental, health and safety requirements, there can be no assurance that the Company will not be determined to be out of compliance with, or liable under, such requirements. Such an instance of noncompliance or liability could have a material adverse effect on the Company and its operating results.

Employees

As of February 28, 2002, the Company employed approximately 1,900 individuals on a full-time basis. The Company gained approximately 310 employees in connection with the acquisitions completed in 2001. The Company considers its relations with its employees to be good.

Intellectual Property

The Company maintains both domestic and foreign registered trademarks primarily for its private label products and intends to maintain the trademark registrations important to its business operations. The Company also owns rights to several Internet domain names.

Item 2.	Properties

The Company’s service centers range in size from approximately 3,000 square feet to 54,000 square feet and consist of warehouse, counter, display and office space. As of February 28, 2002, the Company owns three service centers in Florida. All of the Company’s other properties are leased for terms that expire between 2002 and 2011, and many of these leases may be extended. The Company believes that all of its facilities are well maintained, suitable for the Company’s business and occupy sufficient space to meet the Company’s operating needs.

The Company’s executive offices are located in approximately 31,000 square feet of leased space in Covington, Louisiana.

The Company believes that no single lease is material to its operations and that alternate sites are presently available at market rates.

SCP POOL CORPORATION

Part I.

Item 2.	Properties (continued)

The following table illustrates the concentration of service centers in each state and foreign country as of February 28, 2002:

Location	# of Service Centers

California	31
Florida	31
Texas	15
Arizona	8
Tennessee	7
Alabama	6
Georgia	5
Illinois	4
Louisiana	4
New Jersey	4
New York	4
North Carolina	4
Ohio	4
Canada	3
Michigan	3
Missouri	3
Nevada	3
Oklahoma	3
Pennsylvania	3
United Kingdom	3
Indiana	2
Massachusetts	2
Portugal	2
South Carolina	2
Virginia	2
Arkansas	1
Colorado	1
Connecticut	1
France	1
Kansas	1
Kentucky	1
Maine	1
Maryland	1
Minnesota	1
Mississippi	1
Nebraska	1
New Mexico	1
Oregon	1
Washington	1
Wisconsin	1

TOTAL	173

SCP POOL CORPORATION

Part I.

Item 3.	Legal Proceedings

The Company is subject to claims and litigation in the ordinary course of business, but does not believe that any such claim or litigation will have a material adverse effect on its consolidated financial position.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the year ended December 31, 2001.

Part II.

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

The Company’s common stock began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. At February 28, 2002, there were 54 holders of record of common stock.

The following table sets forth in Dollars, for the periods indicated, the range of high and low sales prices for the Company’s common stock as reported by the Nasdaq National Market. The prices for fiscal year 2000 and the first two quarters of 2001 have been adjusted to reflect the three-for-two stock split effective September 7, 2001.

(Dollars)	Fiscal Year	High	Low

2001
	First Quarter	24.00	18.33
	Second Quarter	24.59	19.42
	Third Quarter	27.20	17.74
	Fourth Quarter	28.34	20.75

2000
	First Quarter	13.88	9.94
	Second Quarter	17.44	12.39
	Third Quarter	20.42	14.50
	Fourth Quarter	21.08	15.17

Historically, no cash dividends have been declared, and the Company currently intends to retain its earnings for use in its business and therefore does not anticipate paying any cash dividends in the near future. Any future determination to pay cash dividends will be made by the Company’s Board of Directors (the “Board”) based upon the Company’s earnings, financial position, capital requirements, credit agreements and such other factors as the Board deems relevant at such time. The current terms of the Company’s Credit Agreement restrict the Company’s ability to pay dividends. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 4 to the Company’s Consolidated Financial Statements.

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

(Dollars, in thousands except per share data)	Year Ended December 31, (1)
	2001	2000	1999	1998	1997

Statement of Income Data
Net sales (2)	856,052	673,203	572,539	459,395	336,236
Income before change in accounting principle (3)	35,444	28,076	21,622	13,738	7,056
Income before change in accounting principle per
share of common stock (4)
Basic	1.39	1.10	0.83	0.53	0.33
Diluted	1.33	1.06	0.81	0.51	0.32

Balance Sheet Data
Working capital	136,856	88,908	63,774	61,672	63,387
Total assets	348,590	251,905	194,141	163,788	136,452
Total long-term debt, including current portion	85,091	40,991	27,766	33,696	39,889
Stockholders’ equity	144,572	123,195	97,612	80,564	66,635

Other
Same store sales growth (5)	2%	11%	14%	14%	11%
Number of service centers at year end	172	129	102	90	74

_________________

  During the years 1997 to 2001, the Company successfully completed 12 acquisitions consisting of 92 service centers, of which 17 were closed or consolidated into existing service centers. For further discussion, see Item 1.
  Prior year amounts have been adjusted to reflect adoption of Emerging Issues Task Force 00-10, Accounting for Shipping and Handling Fees and Costs.
  In 1999, the Company adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities and recognized a cumulative effect adjustment, net of a tax benefit, of $544,000, or a net loss of $0.02 per share.
  Income per share of common stock has been adjusted to reflect the three-for-two stock split effective September 7, 2001.
  Same store sales growth is calculated using a 15-month convention whereby all newly opened, acquired or consolidated service centers and all existing service centers in the immediate market areas of the aforementioned service centers are excluded from the calculation for a period of 15 months.
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

The Company derives its revenues primarily from the sale of swimming pool equipment, parts and supplies, including chemicals, cleaners, packaged pools and liners, filters, heaters, pumps, lights, repair parts and other equipment required to build, maintain, install and overhaul residential and small commercial swimming pools. In 2000 and 2001, the Company significantly increased the breadth of complementary products offered including building materials, electrical supplies, toys and games, water features such as fountains, and hand tools. The Company sells its products primarily to swimming pool remodelers and builders, independent swimming pool retailers and swimming pool repair and service companies. These customers tend to be small, family owned businesses with relatively limited capital resources. The Company maintains a strict credit policy. Losses from customer receivables have historically been within management’s expectations.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General (continued)

In order to establish a second national distribution network, the Company operates the 19 service centers acquired in the acquisition of Superior Pool Products, Inc. in July 2000 (“Superior” or the “Superior Acquisition”), 26 of the service centers acquired in the acquisition of the pool division of Hughes Supply, Inc. in January 2001 (“Hughes” or the “Hughes Acquisition”), and one newly opened service center under the Superior Pool Products name. This network has certain exclusive suppliers, product relationships and marketing programs. The Company adopted an operating strategy of offering two distinct national distribution choices to customers in order to promote internal competition to further the value provided by its service centers.

The swimming pool supply industry is affected by various factors including weather, general economic conditions, consumer saving and discretionary spending levels, the rate of new housing construction and consumer attitudes toward pool products for environmental or safety reasons. Although management believes that the Company’s geographic diversity and the continuing required maintenance and repair of existing swimming pools could mitigate the effect of an economic downturn or regional adverse weather conditions, there can be no assurance that the Company’s results of operations and expansion plans would not be materially adversely affected by any of such circumstances.

The principal components of the Company’s expenses include the cost of products purchased for resale and operating expenses which are primarily related to labor, occupancy, marketing, selling and administrative expenses. In response to competitive pressures from any of its current or future competitors, the Company may be required to lower selling prices in order to maintain or increase market share, and such measures could adversely affect the Company’s gross margins and operating results.

Same store sales and gross profit growth are calculated using a 15-month convention whereby all newly opened, acquired or consolidated service centers and all existing service centers in the immediate market areas of the aforementioned service centers are excluded from the calculation for a period of 15 months.

Same store sales growth was 2% in 2001 compared to 11% in 2000 and 14% in 1999. The same store sales growth trend was adversely affected in 2001 primarily by unfavorable weather throughout most of the year. The pool season experienced a slow start with extended cold weather in the North and unusually wet conditions in the South. Mild temperatures in the North during the summer months further aggravated the season’s slow start, while a stagnant tropical system shut down the pool business in the South Central United States for two weeks in June, which is typically the most active sales month. Additionally, the tragic events of September 11th put a damper on September sales in the pool industry.

In the fourth quarter of 2001 when the weather returned to conditions typical for that time of year, same store sales grew 8% compared to the fourth quarter of 2000. The pool industry, in general, has not been materially adversely affected by the economic downturn, although there can be no assurance that this will continue.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General (continued)

The following table shows, for the periods indicated, information derived from the Company’s Consolidated Statements of Income expressed as a percentage of net sales for such year.

	Year Ended December 31,
	2001	2000	1999

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.0	75.4	76.2

Gross profit	26.0	24.6	23.8
Selling and administrative expenses	18.2	17.0	16.6
Goodwill amortization	0.3	0.2	0.3

Operating income	7.5	7.4	6.9

Interest expense	(0.6)	(0.5)	(0.5)
Amortization expense	(0.3)	(0.2)	(0.3)
Miscellaneous income, net	0.2	0.1	—

Income before income taxes and change in accounting principle	6.8	6.8	6.1

The following discussions of consolidated operating results include the results of operations from service centers acquired in 2001, 2000 and 1999. The acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations have been included in the Company’s consolidated results beginning on the respective dates of acquisition.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net sales increased $182.9 million, or 27%, to $856.1 million in 2001 from $673.2 million in 2000. Service centers acquired in 2001 contributed $108.9 million to the increase, while incremental sales from service centers acquired in 2000 contributed $59.4 million. The balance of the increase was attributable to 2% same store sales growth and sales from new service centers opened in the past 15 months.

Gross profit increased $57.4 million, or 35%, to $222.7 million in 2001 from $165.3 million in 2000. Service centers acquired in 2001 contributed $27.7 million to the increase, while incremental gross profit from service centers acquired in 2000 contributed $12.6 million to the increase. Same store gross profit growth of nearly 9% contributed $12.7 million to the increase, while new service centers accounted for the remaining increase. The increase in same store gross profit growth is attributable to several factors including:

  a 2% increase in same store sales
  improvements in pricing accuracy and greater pricing discipline at the point of sale a continued focus on a preferred vendor program initiated in 1999 whereby service centers are encouraged to purchase products from a smaller number of vendors in order to effect more efficient purchasing and inventory management increased sales of complementary products that typically have gross margins equal to or higher than the Company’s average the utilization of centralized shipping locations which purchase slower turning inventories (such as parts) in bulk quantities and then redistribute products to service centers

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000 (continued)

Gross profit as a percentage of net sales (“gross margin”) increased to 26.0% in 2001 from 24.6% in 2000, despite the dilutive impact of newly opened service centers and service centers acquired in 2000 and 2001. Gross margins for service centers acquired in 2001 and 2000, new service centers and same stores were as follows:

Service centers acquired in 2001	25.4%
Service centers acquired in 2000	21.2%
Newly opened service centers	24.9%
Same stores	26.2%

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $42.2 million, or 36%, to $158.2 million in 2001 from $116.0 million in the comparable 2000 period. Service centers opened or acquired in 2001 accounted for $25.3 million of the increase, while incremental operating expenses from service centers acquired in 2000 contributed $9.3 million. Same store operating expenses increased $5.5 million primarily due to the following:

  increases in salary expense to support the increase in sales and a continued focus on improving customer service an increase in occupancy costs due to the relocation of existing stores to larger sites to accommodate their growth in activity and the introduction of new products an increase in freight costs resulting from higher gas prices in 2001

Operating expenses as a percentage of net sales increased to 18.5% in 2001 from 17.2% in 2000, primarily due to the dilutive impact of newly opened service centers and service centers acquired in 2000 and 2001. Operating expenses as a percentage of net sales for service centers acquired in 2001 and 2000, new service centers and the Company’s “base business” (service centers included in the same store calculations and related corporate expenses) were as follows:

Service centers acquired in 2001	20.9%
Service centers acquired in 2000	15.7%
Newly opened service centers	32.2%
Base business	16.3%

Interest and other expenses increased $1.8 million to $5.9 million in 2001 from $4.1 million in the comparable 2000 period. Interest expense increased $1.4 million to $5.0 million in 2001 from $3.6 million in 2000 as a result of higher average debt outstanding between periods. Average debt outstanding was $63.8 million in 2001 compared to $38.3 million in 2000. Amortization expense increased $1.2 million to $2.3 million in 2001 from $1.1 million in 2000. This increase is primarily due to approximately $0.6 million of amortization expense related to a five-year non-compete agreement recorded in 2001 in connection with the Hughes Acquisition. Additionally, the Company wrote-off approximately $0.2 million of financing costs in the fourth quarter of 2001 when the Company replaced its Senior Loan Facility one year prior to the maturity date. Miscellaneous income increased $0.8 million to $1.4 million in 2001 from $0.6 million in 2000. Approximately $0.3 million of income was recognized as a result of insurance proceeds, while the remaining increase is primarily attributable to miscellaneous income recognized at service centers acquired in the Hughes Acquisition.

Income taxes increased $6.0 million to $23.1 million for 2001 compared to $17.1 million for 2000, primarily due to the $13.4 million increase in income before income taxes. During the fourth quarter of 2001, the Company’s effective income tax rate increased from 38.5% to 39.5% as a result of changes in its state income tax mix.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net sales increased $100.7 million, or 18%, to $673.2 million in 2000 from $572.5 million in 1999. Same store sales growth of 11% accounted for $52.2 million of the increase, while service centers acquired in the Superior Acquisition contributed $30.4 million to the increase. The balance of the increase was attributable to sales from new service centers opened or acquired in the past 15 months.

Gross profit increased $29.3 million, or 22%, to $165.3 million in 2000 from $136.0 million in 1999. Same store gross profit growth of 16% accounted for $18.3 million of the increase, while service centers acquired in the Superior Acquisition contributed $6.0 million to the increase. Gross margin increased to 24.6% in the 2000 period from 23.8% in the 1999 period, despite the dilutive impact of the Superior Acquisition. Gross margin from service centers acquired in the Superior Acquisition was 19.7% in 2000. The increase in consolidated gross margin was realized in all domestic regions and is attributable to a continued focus on pricing and purchasing disciplines.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $19.3 million, or 20%, to $116.0 million in 2000 from $96.7 million in the comparable 1999 period. Service centers acquired in 2000 accounted for $5.4 million of the increase while service centers opened in 2000 contributed $2.3 million. An increase in same store operating expenses of 10% contributed $5.6 million to the increase, primarily due to the costs associated with the 11% increase in same store sales, which required additional staffing and support. The remaining increase is attributable to incremental expenses from service centers opened or acquired in 1999 and the Company’s investment in new marketing programs designed to promote the growth of the Company and the industry.

Operating expenses as a percentage of net sales increased to 17.2% in 2000 from 16.9% in 1999, primarily due to the dilutive impact of service centers acquired or opened in 2000. Operating expenses as a percentage of net sales for service centers acquired in 2000, new service centers and the Company’s base business were as follows:

Service centers acquired in 2000	17.1%
Newly opened service centers	23.1%
Base business	15.1%

Interest and other expenses decreased $0.7 million, or 15%, to $4.1 million in 2000 from $4.8 million in the comparable 1999 period. The decrease is primarily attributable to a $1.0 million write-off in 1999 of certain computer equipment replaced in connection with improvements to the Company’s information system and Year 2000 efforts. There were no such write-offs in 2000.

Income taxes increased $4.2 million to $17.1 million for 2000 compared to $12.9 million for 1999, primarily due to the $10.7 million increase in income before income taxes. During the second quarter of 2000, the Company’s effective income tax rate increased from 37.0% to 38.25% as a result of changes in its state income tax mix.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot, dry weather can increase the purchase of chemicals and supplies for existing pools and stimulate increased purchases of above ground pools. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company’s sales. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

In 2001, approximately 66% of the Company’s net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and approximately 100% of the Company’s operating income was generated in the same period.

The Company typically experiences a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season. The Company’s peak borrowing occurs during the second quarter primarily because extended payment terms offered by the Company’s suppliers typically are payable in April, May and June, while the Company’s peak accounts receivable collections typically occur in June, July and August.

The Company expects that its quarterly results of operations will fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. The Company attempts to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table sets forth certain unaudited quarterly data for 2001 and 2000, which, in the opinion of management, reflects all adjustments consisting of normal recurring adjustments considered necessary for a fair presentation of such data. Results of any one or more quarters are not necessarily indicative of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	Quarter
	3/01	6/01	9/01	12/01	3/00	6/00	9/00	12/00

Net sales	155,514	332,130	236,368	132,040	121,084	255,324	191,543	105,252
Gross profit	38,411	88,303	62,285	33,693	28,975	64,452	46,660	25,223
Operating income (loss)	3,345	42,549	21,767	(3,137)	2,679	33,128	16,961	(3,466)
Net sales as a % of annual net sales	18%	39%	28%	15%	18%	38%	28%	16%
Gross profit as a % of
annual gross profit	17%	40%	28%	15%	18%	39%	28%	15%
Operating income (loss) as a % of
annual operating income	5%	66%	34%	(5)%	5%	67%	35%	(7)%

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

The preparation of the Company’s Consolidated Financial Statements requires the use of accounting estimates. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may differ significantly from management’s expectations.

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results, and require management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain.

The Company has identified the following four accounting policies that management believes are the most critical in presenting fairly the Company’s consolidated financial position and results of operations.

Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of its customers and typically does not require collateral. Consistent with industry practices, receivables are generally due within 30 days except sales under early-buy programs for which extended payment terms are provided to qualified customers. The extended terms require payments in equal installments in April, May and June or May and June, depending on geographical location. Credit losses have been historically within management’s expectations.

Management evaluates the collectibility of accounts receivable based on a combination of factors including:

  aging statistics and trends
  customer payment history
  independent credit reports
  discussions with customers

Based on historical information and management’s analysis of current trends, the Company accrues for uncollectible accounts as a percentage of net sales. In circumstances where management is aware of a customer’s likely inability to meet their financial obligations, the Company records a specific reserve for uncollectible accounts. For all other customers, the Company provides reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.25% for amounts currently due to 25% for amounts more than 120 days past due.

If the balance in the Company’s “more than 120 days past due” category of its accounts receivable aging was to increase 100% from the balance at December 31, 2001, pretax income would decrease by approximately $0.5 million or $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2001.

Inventory Obsolescence and Shrink Reserve

In evaluating the adequacy of the reserve for inventory obsolescence and shrink, management considers a combination of factors including:

  the level of inventory in relationship to historical sales level by product, including inventory usage by class based on product sales at both the service center and company levels changes in customer preferences
  the experience of the service center manager
  the previous inventory management performance of the service center geographical location
  new product offerings

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (continued)

The reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

The Company believes its greatest exposure to inventory obsolescence is inventory that typically turns three times or less per year but which the Company must have in stock in order to maintain a high level of customer service. The Company provides a reserve of 5% for such inventory. For each 100 basis point difference between the Company’s actual experience and the 5% reserve provided, pretax income would change by approximately $0.4 million or $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2001.

At December 31, 2001, the Company’s product inventories balance was approximately $35.0 million higher than typically required at the end of the year. In the fourth quarter, the Company made accelerated early-buy purchases to take advantage of purchase discounts offered by vendors in order to reduce their own inventory levels. Such purchases consisted mainly of high velocity whole goods such as pumps, filters, heaters and cleaners, thus the Company does not expect there to be additional risk of obsolescence associated with these early-buy purchases.

Revenue Recognition

Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. Customers may procure products at any service center location, or products may be delivered via the Company’s trucks or third party carriers. The Company recognizes revenue when customers take delivery of products. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point.

The Company may offer volume rebates, which are accrued monthly as an adjustment to net sales. Additionally, in certain markets, the Company may offer discount terms of 5%/10, net 30 days. Customer returns, including those associated with early-buy programs, have been historically immaterial and are recorded as an adjustment to net sales.

Goodwill

At December 31, 2001, the Company had a net goodwill balance of $73.6 million, representing 21% of total assets and 51% of stockholders’ equity. This balance includes $21.9 million of net goodwill that arose at the time the Company was established in 1993 in a leveraged buyout transaction. The remaining goodwill has arisen in connection with subsequent acquisitions.

In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, which established a new method of testing goodwill for impairment using a fair-value based approach and does not permit amortization of goodwill as was previously required. The Company adopted SFAS No. 142 on January 1, 2002.

The Company completed its transitional goodwill impairment test as required under SFAS No. 142 and determined that goodwill is not impaired. This transitional test required comparison of the Company’s estimated fair value at January 1, 2002 to its book value, including goodwill. Additionally, SFAS No. 142 requires that goodwill be tested for impairment annually or if an event occurs or circumstances change that may reduce the fair value of the Company below its book value.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (continued)

Should circumstances change or events occur to indicate that the fair market value of the Company has fallen below its book value, management must then compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, an impairment loss will be recognized in an amount equal to that excess. Such an impairment loss would be recognized as a component of operating income.

Liquidity and Capital Resources

On November 27, 2001, the Company prepaid its existing Senior Loan Facility (the “Former Credit Facility”) and entered into a new credit agreement (the “Credit Agreement”) with a group of banks. The Credit Agreement, which matures on November 27, 2004, permits the Company to borrow up to $110.0 million under a revolving line of credit (the “Revolving Credit Facility”). The Credit Agreement has an accordion feature that permits the Company to increase the Revolving Credit Facility to $150.0 million at the Company’s option.

During the twelve months ended December 31, 2001, the Company received net proceeds of $52.4 million under its Revolving Credit Facility and Former Credit Facility. As of December 31, 2001, the Company had $85.0 million outstanding and $23.9 million available for borrowing under its Revolving Credit Facility.

Borrowings under the Revolving Credit Facility may, at the Company’s option, bear interest at either (i) the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375% or (ii) the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%, in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company, including the capital stock of the Company’s wholly-owned subsidiaries, secure the Company’s obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require the Company to maintain a minimum net worth and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures. As of December 31, 2001, the Company was in compliance with all such covenants and financial ratio requirements. The effective interest rate of the Revolving Credit Facility was 4.8% at December 31, 2001.

At December 31, 2001, the Company’s contractual obligations of long-term debt and operating leases were as follows:

		Payments due by period
Contractual		Less than			5 years and
obligations	Total	1 year	1-2 years	3-4 years	thereafter

Long-term debt	85,000	—	—	85,000	—
Operating leases	60,970	17,185	26,006	13,278	4,501

	145,970	17,185	26,006	98,278	4,501

Currently, the Company’s primary sources of working capital are cash from operations and borrowings under the Revolving Credit Facility. Borrowings are used to fund seasonal working capital needs and for other general corporate purposes, including acquisitions. The Company’s borrowings, together with cash from operations and seller financing, historically have been sufficient to support the Company’s growth and to finance acquisitions.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Net cash provided by operating activities increased $8.5 million to $26.8 million in 2001 from $18.3 million in 2000, primarily due to a $7.3 million increase in net income. In 2000, net cash provided by operating activities decreased $19.0 million to $18.3 million from $37.3 million in 1999. A $7.0 million increase in net income was offset by substantial product inventory purchases made in the fourth quarter of 2000.

In the fourth quarters of 2001 and 2000, the Company made advance payments to vendors of approximately $27.4 million and $10.9 million, respectively, for accelerated product inventory purchases. These purchases allowed the Company to take advantage of vendor programs whereby manufacturers offer purchase discounts to reduce their own inventory levels. Such purchases consisted mainly of high velocity whole goods such as pumps, filters, heaters and cleaners. The purchase discounts offered by the Company’s vendors are greater than the costs incurred to handle, store and finance the inventory.

The $47.5 million purchase price of the Hughes Acquisition in January 2001 was financed by borrowings under the Company’s Former Credit Facility and a $25.0 million seller’s note issued by Hughes (the “Hughes Note”). The Hughes Note was fully paid in November 2001. Acquisitions completed in 2000 and 1999 were financed by borrowings under the Company’s Former Credit Facility.

The Company believes it has adequate availability of capital from operations and the Revolving Credit Facility to fund present operations and anticipated growth, including expansion in its existing and targeted market areas. The Company continually evaluates potential acquisitions and has held discussions with a number of acquisition candidates. However, the Company currently has no binding agreement with respect to any acquisition candidates. Should suitable acquisition opportunities or working capital needs arise that would require additional financing, the Company believes that its financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, the Company may issue common or preferred stock, which may be issued to third parties or to sellers of acquired businesses.

Share Repurchase Program

Since October 1998, the Company has purchased 1,998,000 shares of its common stock at an average price of $13.80 per share. An additional $32.5 million remains authorized for the repurchase of the Company’s common stock.

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

Interest Rate Risk

As a result of the variable interest rates on the Company’s long-term debt, the Company’s earnings are exposed to changes in short-term interest rates. To mitigate this risk, in 2001 the Company entered into two interest rate swap agreements with variable notional amounts. The swaps expire December 31, 2002. If (i) the variable rates on the Company’s Revolving Credit Facility were to increase 1.0% from the rate at December 31, 2001; and (ii) the Company borrowed the maximum amount available under its Revolving Credit Facility ($110.0 million) for all of 2002, solely as a result of the increase in interest rates on the outstanding debt in excess of the stated notional amounts of the swaps, the Company’s pretax income would decrease by approximately $0.8 million or $0.02 per diluted share based on the number of diluted shares outstanding at December 31, 2001. The fair value of the Company’s Revolving Credit Facility is not affected by changes in market interest rates.

SCP POOL CORPORATION

Part II.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk (continued)

Foreign Exchange Risk

The Company has wholly-owned subsidiaries located in the United Kingdom, France, Portugal and Canada. Historically, the Company has not hedged its foreign currency exposure, and fluctuations in exchange rates have not had a material effect on the Company. Future changes in exchange rates may positively or negatively impact the Company’s revenues, operating expenses and earnings. However, due to the size of the Company’s foreign operations, the Company does not anticipate that exposure to foreign currency rate fluctuations will be material in 2002.

Functional Currencies

United Kingdom	British Pound
France	Eurodollar
Portugal	Eurodollar
Canada	Canadian Dollar

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Statements made in this Form 10-K that are not historical facts, including those relating to the Company’s intention to pursue additional strategic acquisitions, the expected fluctuation of the Company’s quarterly results of operations, management’s belief that no current claims or litigation will have an adverse affect on the Company’s financial position, the adequacy and availability of capital from operations and borrowings under the Revolving Credit Facility, the Company’s ability to obtain additional financing, the Company’s belief that its exposure to foreign currency fluctuations will be immaterial in 2002 and the Company’s belief that geographic diversity and the continuing required maintenance and repair of existing swimming pools could mitigate the effect of an economic downturn or regional adverse weather conditions, are forward-looking statements as defined under the Private Securities Litigation Reform Act of 1995.

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
•	penetrate new markets
•	identify appropriate acquisition candidates, complete acquisitions on satisfactory terms and successfully integrate acquired businesses
•	obtain financing on satisfactory terms
•	generate sufficient cash flows to support expansion plans and for general operating activities
•	maintain favorable supplier arrangements and relationships
•	remain in compliance with the numerous environmental, health and safety requirements to which it is subject
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

SCP POOL CORPORATION

Cautionary Statement for Purpose of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

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

Item 8.	Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements and related Notes (pages F-1 through F-20).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III.

Item 10.	Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2002 Proxy Statement to be filed with the SEC.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s 2002 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s 2002 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2002 Proxy Statement to be filed with the SEC.

Part IV.

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	1.	The Consolidated Financial Statements included in Item 8 hereof and set forth on pages
F-1 through F-20.

	2.	Financial Statement Schedules. Schedule II - Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial
Statements or Notes thereto.

	3.	The exhibits listed in the Index to the Exhibits.

b.		Reports on Form 8-K.

On October 22, 2001, the Company filed a Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Item 5, Other Events, announcing the
Company’s third quarter earnings results.

On December 11, 2001, the Company filed a Form 8-K pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934, Item 5, Other Events, announcing the completion of a new $110.0 million Revolving Credit Facility.

SCP POOL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

SCP POOL CORPORATION

Report of Independent Auditors

The Board of Directors
SCP Pool Corporation

We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the index at item 14a. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the Consolidated Financial Statements, the Company changed its method of accounting for start-up costs in 1999.

/S/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 6, 2002

SCP POOL CORPORATION

Consolidated Balance Sheets

(Dollars, in thousands except share data)	December 31,
	2001	2000

Assets
Current assets
Cash and cash equivalents	3,524	3,431
Receivables, less allowances of $2,777 in 2001 and $2,848 in 2000	60,231	53,255
Product inventories, less reserves of $3,920 in 2001 and $4,891 in 2000	181,462	116,849
Prepaid expenses	2,517	1,510
Deferred income taxes	2,599	3,135

Total current assets	250,333	178,180
Property and equipment, net	15,844	9,229
Goodwill, net	73,582	59,744
Other assets, net	8,831	4,752

Total assets	348,590	251,905

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	95,588	68,144
Accrued and other current liabilities	17,798	14,878
Current portion of long-term debt	91	6,250

Total current liabilities	113,477	89,272
Deferred income taxes	5,541	4,697
Long-term debt, less current portion	85,000	34,741
Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 26,966,519 and 26,688,989 shares
issued and outstanding at December 31, 2001
and 2000, respectively	27	27
Additional paid-in capital	61,353	57,777
Retained earnings	112,611	77,167
Treasury stock, 1,998,150 and 1,204,650 shares of
common stock as of December 31, 2001 and 2000,
respectively	(27,567)	(10,608)
Unearned compensation	(909)	(849)
Accumulated other comprehensive loss	(943)	(319)

Total stockholders’ equity	144,572	123,195

Total liabilities and stockholders’ equity	348,590	251,905

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars, in thousands except per share data)	Year Ended December 31,
	2001	2000	1999

Net sales	856,052	673,203	572,539
Cost of sales	633,360	507,893	436,530

Gross profit	222,692	165,310	136,009
Selling and administrative expenses	155,989	114,361	95,164
Goodwill amortization	2,179	1,647	1,502

Operating income	64,524	49,302	39,343

Other income (expense)
Interest expense	(5,035)	(3,639)	(3,053)
Amortization expense	(2,274)	(1,058)	(1,531)
Miscellaneous income (expense), net	1,370	617	(231)

	(5,939)	(4,080)	(4,815)

Income before income taxes and change in
accounting principle	58,585	45,222	34,528
Income taxes	23,141	17,146	12,906

Income before change in accounting principle	35,444	28,076	21,622
Change in accounting principle	—	—	(544)

Net income	35,444	28,076	21,078

Net income per share of common stock
Basic
Income before change in accounting principle	1.39	1.10	0.83
Change in accounting principle	—	—	(0.02)

Net income	1.39	1.10	0.81

Diluted
Income before change in accounting principle	1.33	1.06	0.81
Change in accounting principle	—	—	(0.02)

Net income	1.33	1.06	0.79

Weighted average shares outstanding
Basic	25,425	25,486	25,899
Diluted	26,725	26,613	26,732

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands; amounts in Dollars except share data)							Accumulated
				Additional			Other
	Common Stock		Treasury	Paid-In	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income	Total

Balance at December 31, 1998	26,189	27	—	52,501	—	28,013	23	80,564
Net income	—	—	—	—	—	21,078	—	21,078
Foreign currency translation	—	—	—	—	—	—	—	—

Comprehensive income	—	—	—	—	—	—	—	21,078
Treasury stock, 809 shares of
common stock	—	—	(6,231)	—	—	—	—	(6,232)
Unearned compensation	—	—	—	—	(554)	—	—	(554)
Exercise of stock options,
including tax benefit of $447	248	—	—	2,568	—	—	—	2,568
Employee stock purchase plan	28	—	—	183	—	—	—	183
Conversion of convertible debt	18	—	—	5	—	—	—	5

Balance at December 31, 1999	26,483	27	(6,231)	55,257	(554)	49,091	23	97,612
Net income	—	—	—	—	—	28,076	—	28,076
Foreign currency translation	—	—	—	—	—	—	(342)	(342)

Comprehensive income	—	—	—	—	—	—	—	27,734
Treasury stock, 396 shares of
common stock	—	—	(4,377)	—	—	—	—	(4,377)
Unearned compensation	—	—	—	—	(295)	—	—	(295)
Exercise of stock options,
including tax benefit of $675	180	—	—	2,252	—	—	—	2,253
Employee stock purchase plan	26	—	—	268	—	—	—	268

Balance at December 31, 2000	26,689	27	(10,608)	57,777	(849)	77,167	(319)	123,195
Net income	—	—	—	—	—	35,444	—	35,444
Foreign currency translation	—	—	—	—	—	—	38	38
Interest rate swaps	—	—	—	—	—	—	(662)	(662)

Comprehensive income	—	—	—	—	—	—	—	34,820
Treasury stock, 794 shares of
common stock	—	—	(16,959)	—	—	—	—	(16,959)
Unearned compensation	—	—	—	—	(60)	—	—	(60)
Exercise of stock options
including tax benefit of $789	256	—	—	3,223	—	—	—	3,223
Employee stock purchase plan	22	—	—	353	—	—	—	353

Balance at December 31, 2001	26,967	27	(27,567)	61,353	(909)	112,611	(943)	144,572

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows

(Dollars, in thousands)	Year Ended December 31,
	2001	2000	1999

Operating activities
Net income	35,444	28,076	21,078
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	8,107	5,131	4,588
Provision for doubtful accounts receivable, net of write-offs	(71)	(221)	218
Provision for inventory obsolescence, net of write-offs	(971)	1,484	32
Provision for deferred income taxes	1,380	(988)	120
Loss on sale of property and equipment	4	71	296
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	5,678	(6,036)	(3,628)
Product inventories	(34,912)	(23,195)	(3,060)
Prepaid expenses and other assets	(3,601)	102	1,268
Accounts payable	15,203	11,816	16,290
Accrued expenses and other current liabilities	492	2,063	127

Net cash provided by operating activities	26,753	18,303	37,329
Investing activities
Acquisition of businesses, net of cash acquired	(50,684)	(24,879)	(26,383)
Purchase of property and equipment	(6,325)	(4,289)	(3,204)
Proceeds from sale of property and equipment	52	27	711

Net cash used in investing activities	(56,957)	(29,141)	(28,876)
Financing activities
Net borrowings (repayments) of revolving loan	52,350	16,975	(925)
Payments on long-term debt	(8,250)	(3,750)	(5,000)
Issuance of common stock	3,125	1,799	2,751
Purchase of treasury stock	(16,958)	(4,377)	(6,232)

Net cash provided by (used in) financing activities	30,267	10,647	(9,406)
Effect of exchange rate changes on cash	30	(336)	--

Change in cash and cash equivalents	93	(527)	(953)
Cash and cash equivalents at beginning of year	3,431	3,958	4,911

Cash and cash equivalents at end of year	3,524	3,431	3,958
Supplemental cash flow information
Cash paid during the year for
Interest	4,659	3,426	3,012
Income taxes, net of refunds	18,399	18,405	12,940
Non cash financing and investing transactions
Convertible note exchanged for stock	—	—	5

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2001, SCP Pool Corporation and its wholly-owned subsidiaries (collectively referred to as the “Company”), maintained 172 service centers in North America and Europe from which it sells swimming pool equipment, parts and supplies to pool builders, retail stores and service firms.

Net sales by geographic region were as follows:

(Dollars, in thousands)	Year Ended December 31,
	2001	2000	1999

United States	835,757	654,182	561,898
International	20,295	19,021	10,641

Total	856,052	673,203	572,539

Property and equipment by geographic region were as follows:

(Dollars, in thousands)	December 31,
	2001	2000	1999

United States	15,275	8,841	6,552
International	569	388	279

Total	15,844	9,229	6,831

Principles of Consolidation

The Consolidated Financial Statements include the accounts of SCP Pool Corporation and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Segment Reporting

In June 1997, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company has reviewed SFAS No. 131 and determined that the Company operates as a single segment.

Seasonality and Weather

The Company’s business is highly seasonal. Weather is the principal external factor affecting the Company’s business. Hot, dry weather can increase the purchase of chemicals and supplies for existing pools and stimulate increased purchases of above ground pools. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company’s sales. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when the Company may incur net losses.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the Company’s Consolidated Financial Statements and accompanying Notes. Actual results could differ materially from those estimates.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Financial Instruments

The Company’s carrying value of cash, receivables, accounts payable and accrued liabilities approximates fair value due to the short maturity of those instruments. The carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Credit Risk and Allowance for Doubtful Accounts

The Company performs periodic credit evaluations of its customers and typically does not require collateral. Consistent with industry practices, receivables are generally due within 30 days except for sales under early-buy programs for which extended payment terms are provided. Credit losses have been historically within management’s expectations.

Management evaluates the collectibility of accounts receivable based on a combination of factors including aging statistics and trends, customer payment history, independent credit reports and discussions with customers. In circumstances where management is aware of a customer’s likely inability to meet their financial obligations, the Company records a specific reserve for uncollectible accounts. For all other customers, the Company provides reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.25% for amounts currently due to 25% for amounts more than 120 days past due.

Product Inventories and Reserve for Inventory Obsolescence and Shrink

Product inventories consist primarily of goods purchased for resale and are carried at the lower of cost, using the average cost method, or market. The Company’s largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Bio-Lab, Inc. (a subsidiary of Great Lakes Chemicals, Inc.); these suppliers provided approximately 15%, 11% and 7%, respectively, of the Company’s products sold in 2001.

In evaluating the adequacy of the reserve for inventory obsolescence, management looks primarily to the level of inventory in relationship to historical sales level by product, including inventory usage by class based on product sales at both the service center and company levels. Management also considers in its evaluation the experience of the service center manager, the previous inventory management performance of the service center, geographical location and new product offerings. The reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

Property and Equipment

Property and equipment are stated at cost. The Company provides for depreciation principally by the straight-line method over estimated useful lives of three years for autos and trucks and ten years for furniture and fixtures and machinery and equipment. Leasehold improvements are depreciated over the remaining lease term, including expected renewal periods, if applicable. Depreciation expense was approximately $3,265,000, $1,997,000 and $1,589,000 in 2001, 2000 and 1999, respectively.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets which addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board (“APB”) Opinion No. 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The Company will adopt SFAS No. 144 on January 1, 2002 and does not expect that the adoption of the Statement will have a significant impact on the Company’s Consolidated Financial Statements.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Intangibles

Intangible assets represent the excess of acquisition costs over the estimated fair value of net assets acquired and consist of goodwill and non-compete agreements. Through December 31, 2001, goodwill was amortized on a straight-line basis over periods ranging from 20-40 years. Five non-compete agreements are amortized on a straight-line basis over their respective contractual terms ranging from four to five years. Accumulated goodwill amortization was approximately $9,540,000 and $7,361,000 at December 31, 2001 and 2000, respectively.

In June 2001, the FASB issued SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 141 on July 1, 2001 and will adopt SFAS No. 142 on January 1, 2002. Accordingly, the Company did not record goodwill amortization related to goodwill acquired after July 1, 2001, and no goodwill amortization will be recorded in 2002 and thereafter. Management believes that the effect of adopting SFAS No. 142 will increase diluted earnings per share approximately $0.01 per quarter in 2002 based on the number of diluted shares outstanding as of December 31, 2001.

The Company will complete its transitional goodwill impairment test as required under SFAS No. 142 and does not expect that goodwill will be considered impaired. This transitional test requires comparison of the Company’s estimated fair value at January 1, 2002 to its book value, including goodwill. Additionally, SFAS No. 142 requires that goodwill be tested for impairment annually and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company below its book value.

Prior to adoption of SFAS No. 142, the Company periodically assessed the recoverability of goodwill and considered whether the goodwill should have been completely or partially written-off or the amortization period accelerated. In evaluating the value and future benefits of goodwill‚ management measured the recoverability from operating income. Under this approach‚ the book value of goodwill would be reduced if management’s best estimate of future operating income before goodwill was less than the book value of goodwill over the remaining amortization period. The Company also assesses long-lived assets for impairment under SFAS No. 121‚ Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of. Under those rules‚ intangible assets associated with assets acquired in a purchase business combination are included in impairment evaluations when events or circumstances exist that indicate the book value of those assets may not be recoverable.

Loan Financing Fees

Loan financing fees are being amortized over the term of the related debt.

Start-up Costs

In April 1999, the American Institute of Certified Public Accountants issued Statement of Position 98-5, Reporting on the Costs of Start-Up Activities which required capitalized start-up costs to be written-off at the date of adoption and any future start-up costs be expensed as incurred. The Company adopted the Statement on January 1, 1999 and wrote off $863,000 and recognized a cumulative effect adjustment, net of a tax benefit, of $544,000.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Income Taxes

Deferred income taxes are determined by the liability method in accordance with SFAS No. 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The assets and liabilities are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Compensation Arrangements

The Company accounts for its stock compensation arrangements with employees under the provisions of the APB Opinion No. 25, Accounting for Stock Issued to Employees. Compensation costs for fixed awards with pro-rata vesting are recognized on a straight-line basis over the vesting period.

Revenue Recognition

Service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. Customers may procure products at any service center location, or products may be delivered via the Company’s trucks or third party carriers. The Company recognizes revenue when customers take delivery of products. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point.

Derivatives and Hedging Activities

On January 1, 2001, the Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its amendments Statements 137 and 138. Accordingly, the Company recognizes all derivatives on the balance sheet at fair value. At the date of adoption, the Company held no derivatives and thus there was no financial statement impact. In June 2001, the Company entered into two interest rate swaps as a cash flow hedge to reduce the Company’s exposure to fluctuations in interest rates. The effective portion of changes in the fair value of derivatives qualifying as cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, or until it becomes unlikely that the hedged transaction will occur. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

Shipping and Handling Costs

In September 2000, the Emerging Issues Task Force issued EITF 00-10, Accounting for Shipping and Handling Fees and Costs (“EITF 00-10”). EITF 00-10 requires that shipping and handling fees billed to customers be classified as revenue and shipping and handling costs be either classified as cost of sales or disclosed in the notes to the financial statements. The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with inbound freight are included in cost of sales. Shipping and handling costs associated with outbound freight are included in selling, general and administrative expenses and totaled approximately $14,724,000, $10,087,000 and $7,746,000 in 2001, 2000 and 1999, respectively.

Stock Split

In July 2001, the Board of Directors declared a three-for-two stock split of the Company’s common stock, which was paid in the form of a stock dividend on September 7, 2001 to the stockholders of record at the close of business on August 15, 2001. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split.

Reclassifications

Certain amounts in the 2000 and 1999 Consolidated Financial Statements have been reclassified to conform to the 2001 presentation.

SCP POOL CORPORATION

2.	Acquisitions

The Company completed three acquisitions in 2001 (the “2001 Acquisitions”). In January 2001, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply, Inc. (“Hughes” or the “Hughes Acquisition”) which distributed swimming pool equipment, parts and supplies. The Hughes Acquisition added 31 service centers to the Company’s distribution network in the eastern half of the United States allowing the Company to further penetrate existing markets and enter new markets. The approximate $47.5 million cash purchase price was financed by borrowings under the Company’s revolving line of credit and a $25.0 million short-term seller’s note issued by Hughes (the “Hughes Note”). The Hughes Note was fully paid in November 2001. The Hughes Acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Financial Statements since the acquisition date. The purchase price, net of cash, was allocated as follows (Dollars, in thousands):

Receivables	11,000
Product inventories	27,000
Property and equipment	3,500
Goodwill	15,000
Non-compete agreement	3,000
Other assets	500
Accounts payable and other current liabilities	(12,500)

47,500

The goodwill acquired in the Hughes Acquisition is expected to be fully deductible for tax purposes. The non-compete agreement will be amortized using the straight-line method over the agreement’s five-year contractual life.

In July and October 2001, the Company acquired certain assets of Capital Pool Industries Limited (“Capital”) and the capital stock of Exporlinea Importação e Exportação de Equipamentos para Tratamento de Águas E Outros, LDA (“Exporlinea”), distributors of swimming pool equipment, parts and supplies. The Capital and Exporlinea Acquisitions were accounted for using the purchase method of accounting, and the results of operations have been included in the Consolidated Financial Statements since the respective acquisition dates. Capital operated three service centers in Ontario, Canada and Exporlinea operated two service centers in Portimao and Lisbon, Portugal. As a result of the Capital and Exporlinea Acquisitions, the Company expanded its international operations from four service centers to nine service centers.

SCP POOL CORPORATION

2.	Acquisitions (continued)

The Company completed two acquisitions in 2000 (the “2000 Acquisitions”). In July 2000, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of Superior Pool Products, Inc. (“Superior” or the “Superior Acquisition”), a distributor of swimming pool equipment, parts and supplies. The Superior Acquisition added 19 service centers in California, Arizona and Nevada allowing the Company to further penetrate existing markets. The Superior Acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Financial Statements since the acquisition date. The approximate $23.5 million cash purchase price, net of cash acquired, was allocated as follows (Dollars, in thousands):

Receivables	5,500
Product inventories	10,000
Goodwill	10,500
Non-compete agreement	2,000
Accounts payable and other current liabilities	(4,500)

23,500

The goodwill acquired in the Superior Acquisition is expected to be fully deductible for tax purposes. The non-compete agreement will be amortized using the straight-line method over the agreement’s four-year contractual life.

In October 2000, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of Pool-Rite, Inc. (the “Pool-Rite Acquisition”), which distributed swimming pool equipment, parts and supplies through two service centers in Miami – Dade County, Florida. The Pool-Rite Acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Financial Statements since the acquisition date.

The Company completed four acquisitions in 1999 (the “1999 Acquisitions”). In January 1999, the Company completed the purchase of substantially all of the assets and the assumption of certain liabilities of Benson Pump Company (“Benson” or the “Benson Acquisition”), a distributor of swimming pool equipment, parts and supplies. Benson operated 20 service centers in 16 states. The Company closed one service center and consolidated the operations of 16 service centers into existing locations. The Benson Acquisition was accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Financial Statements since the acquisition date. The approximate $23.5 million cash purchase price was allocated as follows (Dollars, in thousands):

Receivables	3,000
Product inventories	11,000
Goodwill	6,000
Non-compete agreement	4,000
Other assets	1,000
Accounts payable and other current liabilities	(1,500)

23,500

The goodwill acquired in the Benson Acquisition is expected to be fully deductible for tax purposes. The non-compete agreement will be amortized using the straight-line method over the agreement’s five-year contractual life.

SCP POOL CORPORATION

2.	Acquisitions (continued)

The Company acquired the capital stock of Pratts Plastic Limited (“SPW”) in January 1999; certain assets of Garden Leisure Products (“GLP”) in November 1999; and the capital stock of Jean Albouy, S.A. (“Albouy”) in December 1999. These acquisitions were accounted for using the purchase method of accounting and the results of operations have been included in the Consolidated Financial Statements since the respective acquisition dates. SPW operated one service center in Essex, England, while GLP operated one service center in Horsham, England. Albouy operated one service center in Rodez, France. These acquisitions allowed the Company to further its presence in the European market.

3.	Details of Certain Balance Sheet Accounts

Additional information regarding certain balance sheet accounts is presented below:

(Dollars, in thousands)	December 31,
	2001	2000

Receivables
Trade accounts	45,675	40,088
Vendor rebates	15,443	11,918
Income tax receivable	465	1,797
Other	1,425	2,300

	63,008	56,103
Less allowance for doubtful accounts	(2,777)	(2,848)

	60,231	53,255

Property and equipment
Land	1,026	—
Building	1,079	—
Leasehold improvements	4,084	3,136
Autos and trucks	556	314
Machinery and equipment	6,687	4,548
Computer equipment	7,124	4,549
Furniture and fixtures	5,297	4,075

	25,853	16,622
Less accumulated depreciation	(10,009)	(7,393)

	15,844	9,229

Other assets
Loan financing fees	638	519
Non-compete agreements	9,529	6,100
Deposits and other	2,386	185

	12,553	6,804
Less accumulated amortization	(3,722)	(2,052)

	8,831	4,752

Accrued expenses and other current liabilities
Salaries, bonuses and profit sharing	9,824	9,667
Other	7,974	5,211

	17,798	14,878

Accumulated other comprehensive loss
Foreign currency items	(281)	(319)
Net loss on cash flow hedge derivatives	(662)	—

	(943)	(319)

SCP POOL CORPORATION

4.	Debt

The components of the Company’s debt were as follows:

(Dollars, in thousands)	December 31,
	2001	2000

Revolving Credit Facility, variable rate (effective interest
rate of 4.8% at December 31, 2001), due in 2004	85,000	—
10% Convertible Notes, due in 2002	91	91
Revolving Loan, terminated in 2001	—	32,650
Term Loan, terminated in 2001	—	8,250
	85,091	40,991
Less current portion	(91)	(6,250)

	85,000	34,741

On November 27, 2001, the Company entered into a new credit agreement (the “Credit Agreement”) with a group of banks. This Credit Agreement replaced the Company’s previous Senior Loan Facility, which consisted of a Term Loan and a Revolver Loan. The new Credit Agreement permits the Company to borrow up to $110.0 million under a revolving line of credit (the “Revolving Credit Facility”).

Borrowings under the Revolving Credit Facility may, at the Company’s option, bear interest at either (i) the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375% or (ii) the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%, in each case depending on the Company’s leverage ratio. Substantially all of the assets of the Company, including the capital stock of the Company’s wholly-owned subsidiaries, secure the Company’s obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants which require the Company to maintain a minimum net worth and fixed charge coverage and which also restrict the Company’s ability to pay dividends and make capital expenditures. As of December 31, 2001, the Company was in compliance with all such covenants and financial ratio requirements. The Credit Agreement expires on November 27, 2004.

As of December 31, 2001, the Company had $23.9 million available for borrowing under its Revolving Credit Facility. The Company pays a quarterly commitment fee of 0.30% to 0.45% (depending on the Company’s leverage ratio) of the unused portion of available credit under the Revolving Credit Facility.

As of December 31, 2001, the Company had outstanding convertible notes in the aggregate principal amount of $91,250 that were issued in connection with the Company’s original formation in 1993. Such notes may be converted at any time through December 31, 2002 into shares of the Company’s common stock at a conversion price of approximately $0.29 per share. At December 31, 2001, the conversion of these notes would result in the issuance of 314,000 shares of the Company’s common stock. The Company has reserved such shares.

In May 2001, the Company entered into two interest rate swap agreements, primarily to reduce the Company’s exposure to fluctuations in interest rates. Under the swap agreements, the Company agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements are recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Both of the Company’s interest rate swaps are designated as cash flow hedges.

SCP POOL CORPORATION

4.	Debt (continued)

The Company recorded the cumulative fair market value of the swaps at December 31, 2001 as an increase to accumulated other comprehensive loss and an increase to other current liabilities of $662,000. No ineffectiveness related to these two swaps was recognized in 2001.

5.	Income Taxes

Significant components of the Company’s deferred tax liabilities and assets were as follows:

(Dollars, in thousands)	December 31,
	2001	2000

Deferred tax liabilities
Intangible assets, primarily goodwill	5,267	4,564
Trade discounts on purchases	556	464
Prepaid expenses	1,447	705
Other	426	336

Total deferred tax liabilities	7,696	6,069

Deferred tax assets
Product inventories	2,864	2,711
Allowance for doubtful accounts	865	983
Accrued expenses	1,025	813

Total deferred tax assets	4,754	4,507

Net deferred tax liabilities	2,942	1,562

Significant components of income taxes before the tax effect of the 1999 accounting change were as follows:

(Dollars, in thousands)	December 31,
	2001	2000	1999

Current
Federal	18,919	16,321	11,702
Other, primarily state	2,842	1,813	1,084

	21,761	18,134	12,786

Deferred
Federal	1,200	(889)	109
Other, primarily state	180	(99)	11

	1,380	(988)	120

Total	23,141	17,146	12,906

The reconciliation of income taxes computed at the federal statutory rates to income taxes before the tax effect of the 1999 accounting change was:

(Dollars, in thousands)	December 31,
	2001	2000	1999

Tax at statutory rates	20,505	15,828	12,085
Other, primarily state income taxes	2,636	1,318	821

Total	23,141	17,146	12,906

SCP POOL CORPORATION

6.	Common Stock and Earnings Per Share

In July 2001, the Board of Directors declared a three-for-two stock split of the Company’s common stock, which was paid in the form of a stock dividend on September 7, 2001 to the stockholders of record at the close of business on August 15, 2001. Accordingly, all prior period share and per share data and related capital amounts have been adjusted to reflect the effects of this split.

In accordance with SFAS No. 128, Earnings per Share, the Company has presented basic earnings per share computed on the basis of the weighted average number of shares outstanding during the period and diluted earnings per share, computed on the basis of the weighted average number of shares and all dilutive potential shares outstanding during the year. A reconciliation between basic and diluted weighted average number of shares outstanding and the related earnings per share calculation is presented below:

	December 31,
	2001	2000	1999

(Dollars, in thousands)
Numerator
Net income before change in accounting principle	35,444	28,076	21,622
Adjustment for interest expense, net of tax, on convertible notes	6	8	8

Numerator for diluted earnings per share before change in accounting principle	35,450	28,084	21,630

Numerator
Net income after change in accounting principle	35,444	28,076	21,078
Adjustment for interest expense, net of tax, on convertible notes	6	8	8

Numerator for diluted earnings per share after change in accounting principle	35,450	28,084	21,086

(In thousands)
Denominator
Denominator for basic earnings per share — weighted-average shares	25,425	25,486	25,899
Effect of dilutive securities
Stock options	984	814	501
Employee stock purchase plan	2	—	—
Convertible notes	314	314	332

Denominator for diluted earnings per share	26,725	26,614	26,732

7.	Commitments

The Company leases facilities for its corporate office, service centers and vehicles under non-cancelable operating leases that expire in various years through 2011 but which have options to extend for various terms. Rental expense under such operating leases was approximately $24,661,000 in 2001, $16,513,000 in 2000 and $13,463,000 in 1999. The future minimum lease payments as of December 31, 2001 related to non-cancelable operating leases with initial terms of one year or more are set forth below (Dollars, in thousands):

2002	17,185
2003	14,891
2004	11,115
2005	8,120
2006	5,158
Thereafter	4,501

60,970

SCP POOL CORPORATION

8.	Related Party Transactions

In October 1999, the Company entered into a lease agreement with S&C Development, LLC with respect to a service center in Mandeville, Louisiana (the “Mandeville Lease”). The sole member of S&C Development, LLC is A. David Cook, an executive officer of the Company. The Mandeville Lease has a term of seven years commencing on January 1, 2000, and provides for rental payments of $6,510 per month.

In January 2001, the Company entered into a lease agreement with S&C Development, LLC with respect to a service center in Oklahoma City, Oklahoma (the “Oklahoma City Lease”). The Oklahoma City Lease has a term of ten years commencing on November 10, 2001, and provides for rental payments of $11,955 per month.

In March 1997, the Company entered into a lease agreement with Kenneth St. Romain with respect to a service center in Baton Rouge (the “Baton Rouge Lease”). Kenneth St. Romain is the son of Frank J. St. Romain, who, until January 1999, was President and Chief Executive Officer of the Company and who remains a director of the Company. The Baton Rouge Lease has a term of five years commencing on March 1, 1997, and provides for rental payments of $9,655 per month. In January 2002, the Company extended the Baton Rouge Lease agreement for a term of 5 years commencing on March 1, 2002 with rental payments of $10,137 per month.

In May 2001, the Company entered into a lease agreement with Kenneth St. Romain with respect to a service center in Jackson, Mississippi (the “Jackson Lease”). The Jackson Lease has a term of seven years commencing on November 16, 2001, and provides for rental payments of $8,317 per month.

Rent expense associated with these leases was approximately $230,000 in 2001, $201,000 in 2000 and $116,000 in 1999. The Company believes the leases discussed above reflect fair market rates.

9.	Employee Benefit Plans

The Company’s eligible employees may participate in a Company sponsored savings and retirement plan that provides for discretionary Company contributions under a profit-sharing provision. Employees who are eligible to participate in the savings plan are able to contribute a percentage of their base compensation not to exceed 15%, subject to a dollar limit. Beginning in 2000, the Company contributes an amount equal to 50% of employee contributions up to 6% of their base compensation. In 1999, the Company contributed an amount equal to 25% of employee contributions up to 6% of their base compensation. Employee contributions are invested in certain equity and fixed income securities based on employee elections. Matching contributions and profit-sharing contributions made by the Company were $1,476,000 and $392,000, respectively in 2001, $894,000 and $954,000, respectively in 2000, and $330,000 and $733,000, respectively in 1999.

SCP POOL CORPORATION

10.	Stock Option and Stock Purchase Plans

A summary of the Company’s stock option activity and related information for the plans described below is as follows:

(Exercise price and fair value of	2001		2000		1999
options in Dollars)		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding - beginning of year	2,365,098	6.48	1,755,381	4.53	1,311,495	4.20
Granted equal to fair value	625,575	20.03	731,903	11.34	560,641	6.16
Granted less than fair value	22,950	0.01	67,500	0.01	140,625	0.01

Total granted	648,525		799,403		701,266
Exercised	255,439	4.78	180,686	4.73	203,380	3.35
Forfeitures	24,712	9.73	9,000	8.42	54,000	5.95

Outstanding - end of year	2,733,472	9.66	2,365,098	6.48	1,755,381	4.53

Exercisable at end of year	1,265,671	5.95	1,144,523	4.91	840,890	3.92

Weighted average fair value of
options granted during the year		9.01		5.77		3.45

A summary of the exercise prices weighted average contractual life for options outstanding as of December 31, 2001 is as follows:

(Dollars, except as noted)	Exercise Price Range
	$0.01 — $7.78	$7.79 — $23.24

Options outstanding (shares)	1,409,162	1,324,310
Weighted average exercise price	4.14	15.36
Weighted average remaining contractual life (years)	5.91	8.66
Options exercisable (shares)	1,094,111	171,560
Weighted average exercise price of options exercisable	4.59	14.65

The 1995 Stock Option Plan (the “1995 Plan”) authorized the Board to grant, at its discretion, to employees, agents, consultants or independent contractors of the Company, options to purchase shares of the Company’s common stock. The number of shares granted under this plan was limited to an aggregate amount of 2,025,000 shares. Granted options have an exercise price of not less than the fair market value of the stock on the date of grant. Options generally were exercisable two years after the date of grant and expire ten years from the date of grant. In May 1998, the 1995 Plan was suspended. This action had no effect on options granted prior to the suspension.

In May 1998, the shareholders approved the 1998 Stock Option Plan (the “1998 Plan”) which authorizes the Board to grant, at its discretion, options to purchase shares of the Company’s common stock, stock appreciation rights, restricted stock and performance awards to employees, agents, consultants or independent contractors of the Company. The number of shares authorized for issuance under the 1998 Plan is limited to 2,531,250 shares of which 596,244 shares were available for grant as of December 31, 2001. Granted options usually have an exercise price of not less than the fair market value of the stock on the date of grant. During 2001, the Company granted 584,775 options to its employees and officers. Options generally are exercisable three or more years after the date of grant and expire ten years after the date of grant. Total compensation expense for options granted below market price was $391,000, $428,000 and $549,000 in 2001, 2000 and 1999, respectively.

SCP POOL CORPORATION

10.	Stock Option and Stock Purchase Plans (continued)

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant to each non-employee director options to purchase shares of the Company’s common stock. The number of shares granted under this plan is limited to an aggregate amount of 1,012,500 shares of which 632,340 shares were available for grant as of December 31, 2001. During 2001, the Company granted 63,750 options to its non-employee directors. The options have an exercise price of not less than the fair market value of the stock on the date of grant and generally are exercisable one year after the date of grant and expire ten years after the date of grant.

In March 1998, the Company’s Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (“ESPP”). Under the plan, eligible employees may be granted rights to purchase up to an aggregate of 2,025,000 shares of the Company’s common stock of which 1,948,765 shares were available for grant as of December 31, 2001. Rights are exercisable at 85% of the applicable market value per share. The applicable market value, as defined, is the lower of either (a) the closing price of the Company’s common stock at the end of a six month period ending either June 30 or December 31 of any given year or (b) the average of the beginning and ending closing prices of the Company’s common stock for such six month period. There were 22,144 shares issued in 2001 under the ESPP.

SFAS No. 123, Accounting for Stock-Based Compensation requires the Company to disclose pro forma information regarding net income and earnings per share as if the Company had accounted for its employee stock options under the fair value method. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2001		2000		1999

Risk-free interest rate	5.00%		6.77%		5.41%
Expected dividend yield	—		—		—
Expected volatility	0.28		0.27		0.31
Weighted average expected life	7.5	years	7.3	years	5.5	years

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

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had the Company’s stock-based compensation plan been determined based on the fair value at the grant dates, the Company’s net income and earnings per share would have been reduced to the pro forma amounts indicated below:

(Dollars, in thousands except per share data)	December 31,
	2001	2000	1999

Pro forma net income	33,985	27,156	20,756
Pro forma earnings per share
Basic	1.34	1.07	0.80
Diluted	1.27	1.02	0.78

SCP POOL CORPORATION

11.	Quarterly Financial Data (Unaudited)

The following is a tabulation of the Company’s unaudited quarterly results of operations for the years ended December 31, 2001 and 2000:

(Dollars, in thousands	Quarter
except per share data)
	3/01	6/01	9/01	12/01	3/00	6/00	9/00	12/00

Net sales	155,514	332,130	236,368	132,040	121,084	255,324	191,543	105,252
Gross profit	38,411	88,303	62,285	33,693	28,975	64,452	46,660	25,223
Net income (loss)	1,042	25,466	12,752	(3,816)	1,242	19,795	9,750	(2,711)
Net income (loss) per share
Basic	0.04	0.99	0.50	(0.15)	0.05	0.78	0.38	(0.11)
Diluted	0.04	0.95	0.47	(0.15)	0.05	0.75	0.37	(0.11)

As a result of differences in the manner in which in-the-money stock options are considered from quarter-to-quarter under the requirements of SFAS No. 128, diluted earnings per share for annual periods may not equal the sum of the individual quarter’s diluted earnings per share amount.

In the fourth quarter of 2001, the Company’s effective income tax rate increased from 38.5% to 39.5%. Accordingly, the Company recorded additional income tax expense of approximately $0.6 million in the fourth quarter of 2001.

Additionally, the Company wrote-off approximately $0.2 million of financing costs in the fourth quarter of 2001 when the Company replaced its Senior Loan Facility one year prior to the maturity date.

SCP POOL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 21, 2002.

SCP POOL CORPORATION
By: /S/ WILSON B. SEXTON

Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 21, 2002.

Signature:	Title:
/S/ WILSON B. SEXTON

Wilson B. Sexton	Chairman of the Board and Director

/S/ MANUEL J. PEREZ DE LA MESA

Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/S/ CRAIG K. HUBBARD

Craig K. Hubbard	Chief Financial Officer, Chief Accounting Officer,
Treasurer and Secretary

/S/ ANDREW W. CODE

Andrew W. Code	Director

/S/ JAMES J. GAFFNEY

James J. Gaffney	Director

/S/ FRANK J. ST. ROMAIN

Frank J. St. Romain	Director

/S/ ROBERT C. SLEDD

Robert C. Sledd	Director

/S/ JOHN E. STOKELY

John E. Stokely	Director

Signature Page

SCP POOL CORPORATION

SCHEDULE II — Valuation and Qualifying Accounts

	Balance at	Charged to	Charged to
	Beginning of	Costs and	Other		Balance at
(Dollars, in thousands)	Period	Expenses	Accounts (1)	Deductions (2)	End of Period

Year ended December 31, 2001
Reserves and allowances deducted from asset accounts
Allowance for uncollectible accounts	2,848	2,111	—	2,182	2,777
Allowance for inventory obsolescence	4,891	429	589	1,989	3,920

Year ended December 31, 2000
Reserves and allowances deducted from asset accounts
Allowance for uncollectible accounts	2,815	1,031	254	1,252	2,848
Allowance for inventory obsolescence	3,040	1,724	367	240	4,891

Year ended December 31, 1999
Reserves and allowances deducted from asset accounts
Allowance for uncollectible accounts	2,397	1,515	200	1,297	2,815
Allowance for inventory obsolescence	3,008	280	--	248	3,040

_________________

  Acquisition of business.
  Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.

SCP POOL CORPORATION

Exhibit
Number	Document Description
3.1	Restated Certificate of Incorporation of the Company (1)
3.2	Restated Bylaws of the Company (1)
4.1	Form of certificate representing shares of common stock of the Company (2)
10.1	SCP Pool Corporation 1995 Stock Option Plan (2)
10.2	Form of Individual Stock Option Agreement under 1995 Stock Option Plan (2)
10.3	Form of Convertible Subordinated Note dated as of December 31, 1993 issued by SCP Holding Corp. (2)
10.4	Amended and Restated Non-Employee Directors Equity Incentive Plan (1)
10.5	SCP Pool Corporation 1998 Stock Option Plan (4)
10.6	Form of Stock Option Agreement under 1998 Stock Option Plan
†10.7	Supply Agreement, among Bio-Lab, Inc., South Central Pool Supply, Inc., and SCP Pool Corporation (3)
†10.8	Supply Agreement, dated as of September 26, 1996, among Bio-Lab, Inc., South Central Pool Supply, Inc.
and SCP Pool Corporation (3)
††10.9	Exhibit C (Supply Agreement) of the Asset Purchase Agreement, dated as of November 13, 1997, among
SCP Pool Corporation, South Central Pool Supply, Inc., Bicknell Huston Distributors, Inc., Pacific
Industries, Inc. and Cookson America, Inc. (9)
10.10	SCP Pool Corporation Employee Stock Purchase Plan (4), as amended by Amendment No. 1 (10), and further amended by Amendment No.’s 2, 3 and 4
10.11	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation,
South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa (5)
10.12	Asset Purchase Agreement, dated June 14, 2000, by and among SCP Pool
Corporation, Arch Chemicals, Inc. and Superior Pool Products, Inc. (6)
10.13	Asset Purchase Agreement, dated January 26, 2001, by and between Hughes
Supply, Inc., Allstate Pool Supplies, Inc., Allstate Pool Business, L.P. and
Superior Pool Products LLC, SCP Distributors LLC and SCP Acquisition Co. LLC (7)
10.14	Credit Agreement dated as of November 27, 2001, among SCP Pool Corporation, the Lenders, Bank One,
NA as Administrative Agent, Hibernia National Bank, as Documentation Agent, Fleet Capital Corporation,
as Syndication Agent, and Bank One Capital Markets, Inc. as Lead Arranger and Sole Book Runner (8)
10.15	Guaranty dated as of November 27, 2001 (8)
10.16	Pledge and Security Agreement dated as of November 27, 2001 (8)
21.1	Subsidiaries of the registrant
23.1	Consent of Ernst & Young LLP

†	Confidential Treatment Granted.
††	Confidential Treatment Granted for portions of this Exhibit.
(1)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
June 30, 2001.
(2)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-92738.
(3)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
September 30, 1996.
(4)	Incorporated by reference to the respective exhibit to the Company’s Definitive Proxy Statement on Schedule 14A, filed
April 8, 1998.
(5)	Incorporated by reference to the respective exhibit to the Company’s Annual Report on Form 10-K for the fiscal year ended
December 31, 1998.
(6)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended
June 30, 2000.
(7)	Incorporated by reference to the respective exhibit to the Company’s Report on Form 8-K filed with the SEC on February 2, 2001.
(8)	Incorporated by reference to the respective exhibit to the Company’s Report on Form 8-K filed with the SEC on December 11, 2001.
(9)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 333-40245.
(10)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 333-58805.