Form 10-Q
period 2002-03-31
SCP POOL CORP
filed 2002-05-07
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant’s telephone number‚ including area code)

(former name‚ former address and former fiscal year‚ if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At April 30, 2002, there were 27,025,906 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2002

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 3.	Quantitative and Qualitative Disclosures about Market Risk	10
Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K	11
Signature Page		12

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(Dollars, in thousands except share data)	(Unaudited)	(Note)
	March 31,	December 31,
	2002	2001

Assets
Current assets
Cash and cash equivalents	7,255	3,524
Receivables, less allowances of $2,877 in 2002 and $2,777 in 2001	99,779	60,231
Product inventories, less reserves of $4,326 in 2002 and $3,920 in 2001	215,077	181,462
Prepaid expenses	5,829	2,517
Deferred income taxes	2,897	2,599

Total current assets	330,837	250,333

Property and equipment, net	16,141	15,844
Goodwill, net	73,831	73,582
Intangible assets, net	5,901	5,840
Other assets, net	1,105	2,991

Total assets	427,815	348,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	153,284	95,588
Accrued and other current liabilities	11,879	17,798
Short-term note	1,000	—
Convertible notes	91	91

Total current liabilities	166,254	113,477

Deferred income taxes	5,541	5,541
Long-term debt, less current portion	108,000	85,000

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 27,025,906 and 26,966,519 shares issued
and outstanding in 2002 and 2001, respectively	27	27
Additional paid-in capital	62,364	61,353
Retained earnings	114,513	112,611
Treasury stock	(27,567)	(27,567)
Unearned compensation	(826)	(909)
Accumulated other comprehensive loss	(491)	(943)

Total stockholders’ equity	148,020	144,572

Total liabilities and stockholders’ equity	427,815	348,590

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars, in thousands except per share data)	Three Months
(Unaudited)	Ended
	March 31,
	2002	2001

Net sales	171,354	155,207
Cost of sales	127,852	117,103

Gross profit	43,502	38,104
Selling and administrative expenses	39,171	34,356
Goodwill amortization	—	536

Operating income	4,331	3,212
Interest expense	1,213	1,504

Income before income taxes	3,118	1,708
Income taxes	1,216	666

Net income	1,902	1,042

Earnings per share
Basic	0.08	0.04
Diluted	0.07	0.04

Average shares outstanding
Basic	25,005	25,551
Diluted	26,137	26,818

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars, in thousands)	Three Months Ended
(Unaudited)	March 31,
	2002	2001

Operating activities
Net income	1,902	1,042
Adjustments to reconcile net income to net cash used in
operating activities	2,064	2,633
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(39,648)	(41,045)
Product inventories	(34,021)	(32,005)
Accounts payable	57,697	76,097
Other	(7,247)	(9,174)

Net cash used in operating activities	(19,253)	(2,452)

Investing activities
Acquisition of businesses, net of cash acquired	(28)	(23,010)
Purchase of property and equipment	(1,271)	(824)
Proceeds from the sale of property and equipment	—	2

Net cash used in investing activities	(1,299)	(23,832)

Financing activities
Net proceeds from revolving line of credit	23,000	25,495
Payments on long-term debt	—	(1,250)
Net proceeds from short-term note	1,000	—
Issuance of common stock	386	1,573

Net cash provided by financing activities	24,386	25,818
Effect of exchange rate changes on cash	(103)	91

Change in cash and cash equivalents	3,731	(375)
Cash and cash equivalents at beginning of period	3,524	3,431

Cash and cash equivalents at end of period	7,255	3,056

Supplemental disclosure of non-cash investing and
financing activities
Debt issued to acquire business	—	25,000

The accompanying Notes are integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

SCP Pool Corporation (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information normally required by GAAP have been condensed or omitted. The financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the interim periods are not necessarily indicative of the results to be expected for the full year.

You should also read the financial statements and notes included in the Company’s latest Annual Report on Form 10-K. Except for the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets and SFAS 144, Accounting for the Impairment of Long-Lived Assets, as discussed in Note 3 below, the accounting policies used in preparing these financial statements are the same as those described in our Annual Report.

Certain prior year amounts have been reclassified to conform to the current year presentation.

2.	Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock options and convertible notes.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

3.	New Accounting Standards

On January 1, 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. Under these new rules, goodwill is no longer amortized but will be tested for impairment annually or at any other time when impairment indicators exist. Intangible assets with finite lives continue to be amortized over their useful lives. We completed the transitional goodwill impairment test in the first quarter of 2002 and determined that goodwill is not impaired.

The following table presents net income and earnings per share for the first quarters of 2002 and 2001 in comparative format assuming no goodwill amortization in 2001:

	Three Months Ended
	March 31,
	2002	2001

Reported net income	1,902	1,042
Add back: goodwill amortization	—	536
Adjust: tax effect	—	(209)

Adjusted net income	1,902	1,369

Reported basic EPS	0.08	0.04
Add back: goodwill amortization	—	0.02
Adjust: tax effect	—	(0.01)

Adjusted basic EPS	0.08	0.05

Reported diluted EPS	0.07	0.04
Add back: goodwill amortization	—	0.02
Adjust: tax effect	—	(0.01)

Adjusted diluted EPS	0.07	0.05

On January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and Accounting Principles Board Opinion 30, Reporting on the Results of Operations for a Disposal of a Segment of a Business. The adoption of this Statement did not have a material impact on our financial position or operating results.

4.	Comprehensive Income

Comprehensive income at March 31, 2002 and March 31, 2001 was $2.4 million and $0.4 million, respectively.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

We currently conduct operations through 177 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2002	2001

Net sales	100.0%	100.0%
Cost of sales	74.6	75.4

Gross profit	25.4	24.6
Selling and administrative expenses	22.9	22.2
Goodwill amortization	—	0.3

Operating income	2.5	2.1
Interest expense	0.7	1.0

Income before income taxes	1.8	1.1

The following discussion of consolidated operating results includes the operating results from service centers acquired in 2001. We accounted for the acquisitions using the purchase method of accounting and the operating results have been included in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net sales increased $16.2 million, or 10%, to $171.4 million in the three months ended March 31, 2002 from $155.2 million in the comparable 2001 period. An 8% increase in same store sales contributed approximately $9.7 million to the increase, while service centers acquired in 2001 contributed $4.6 million. Sales at new service centers accounted for the remaining increase. The increase in same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products the continued execution of our sales, marketing and service programs improved weather conditions in the first quarter of 2002 compared to the first quarter of 2001

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001 (continued)

Gross profit increased $5.4 million, or 14%, to $43.5 million in the three months ended March 31, 2002 from $38.1 million in the comparable 2001 period. Same store gross profit growth of 9% contributed $2.5 million to the increase. Service centers acquired in 2001 contributed $0.9 million, and new service centers contributed approximately $1.0 million to the increase. The increase in same store gross profit growth is primarily due to the 8% increase in same store sales.

Gross profit as a percentage of net sales (gross margin) increased 80 basis points to 25.4% in the first quarter of 2002 from 24.6% in the comparable 2001 period, despite the dilutive impact of newly opened service centers and service centers acquired in 2001. The improvement in gross margin is due to several factors including:

  an increase in vendor purchasing incentives associated with prior year inventory purchases continued improvements in pricing accuracy and greater pricing discipline at the point of sale increased use of centralized shipping locations

Operating expenses, consisting of selling and administrative expenses, increased $4.3 million, or 12%, to $39.2 million in the three months ended March 31, 2002 from $34.9 million in the comparable 2001 period. Service centers acquired in 2001 contributed $2.1 million to the increase and new service centers contributed $1.0 million. Operating expenses for our base business increased $1.2 million, or 5%, primarily due to the increase in sales in the first quarter of 2002 compared to the first quarter of 2001.

Operating expenses as a percentage of net sales increased 40 basis points to 22.9% in the first quarter of 2002 compared to 22.5% in the first quarter of 2001. Excluding goodwill amortization in 2001, operating expenses as a percentage of net sales increased 70 basis points to 22.9% in 2002 from 22.2% in 2001, primarily due to the dilutive impact of newly opened and acquired service centers.

In the first quarter of 2002, interest expense decreased $0.3 million to $1.2 million from $1.5 million in the first quarter of 2001. Although average debt outstanding was higher in the first quarter of 2002, the effective interest rate was approximately 240 basis points lower than last year, which is consistent with the overall decline in interest rates over the past year.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. Hot, dry weather can increase the purchase of chemicals and supplies for existing swimming pools and stimulate increased purchases of above ground pools. Unseasonably cool weather or extraordinary amounts of rainfall during the peak selling season can decrease pool installations and the purchase of chemicals and supplies. In addition, unseasonably early or late warming trends can increase or decrease the length of the pool season and, consequently, the Company’s sales. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season. Excluding borrowings to finance acquisitions, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

We expect that our quarterly operating results will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table presents certain unaudited quarterly data for the first quarter of 2002 and the four quarters of 2001. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The results of any of these quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	QUARTER
(Unaudited)	2002	2001
	First	First	Second	Third	Fourth

Net sales	171,354	155,207	331,685	235,742	131,600
Gross profit	43,502	38,104	87,858	61,659	33,,254
Operating income (loss)	4,331	3,202	42,808	21,759	(3,900)
Net sales as a % of annual net sales	N/A	18%	39%	28%	15%
Gross profit as a % of annual gross profit	N/A	17%	40%	28%	15%
Operating income (loss) as a % of annual
operating income	N/A	5%	67%	34%	(6)%

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions. Our primary sources of working capital are cash from operations supplemented by bank borrowings under a credit agreement (the Credit Agreement) with a group of banks. Borrowings, together with cash from operations and seller financing, historically have been sufficient to support our growth and finance acquisitions.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources

The Credit Agreement, which matures on November 27, 2004, allows us to borrow up to $110.0 million under a revolving line of credit (the Revolving Credit Facility). The Credit Agreement also has an “accordion” feature that permits us to increase the Revolving Credit Facility to $150.0 million subject to bank participation.

During the three months ended March 31, 2002, we received net proceeds of $23.0 million from the Revolving Credit Facility. At March 31, 2002, there was $108.0 million outstanding and $1.0 million available for borrowing under the Revolving Credit Facility.

In the fourth quarter of 2001 and the first quarter of 2002, we made accelerated payments to several vendors for accelerated inventory purchases. These purchases allowed us to take advantage of purchase incentives offered by the manufacturers in an effort to reduce their inventory levels at the end of the year. Because we made these accelerated payments and our peak accounts receivable collections typically do not begin until the second quarter, we increased our borrowings under the Revolving Credit Facility and we also borrowed additional funds in the form of a short-term note. On March 31, 2002, there was $1.0 million outstanding under this note, which matures on July 11, 2002. On May 1, 2002, there was no debt outstanding under the note and $3.0 million available for borrowing.

Interest on borrowings under the Revolving Credit Facility may be paid at either (i) the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375% or (ii) the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%, in each case depending on our leverage ratio. Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require us to maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of March 31, 2002, we were in compliance with all covenants and financial ratio requirements. The effective interest rate of the Revolving Credit Facility was 4.2% at March 31, 2002.

Net cash used in operating activities was $19.3 million for the three months ended March 31, 2002 compared to $2.5 million for the same period last year. The increase in the use of cash is related to the accelerated inventory purchases we made in the fourth quarter of 2001. We paid for these purchases in the fourth quarter of 2001 and the first quarter of 2002, which allowed us to take advantage of prompt payment incentives in lieu of extended payment terms.

We believe we have adequate availability of capital to fund current operations and anticipated growth, including expansion in existing and targeted market areas. We continually evaluate potential acquisitions and we have held discussions with a number of acquisition candidates. However, we currently have no binding agreement with respect to any material acquisition candidate. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our current financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue common or preferred stock in connection with any such acquisition.

SCP POOL CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2001.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2001.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contain forward-looking information that involves risks and uncertainties. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of possible future results or events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. We often use words such as “anticipate”, “estimate”, “expect”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.

Among the factors that could cause actual results to differ materially are the following:

  the sensitivity of the industry to weather conditions
  the intense competition and low barriers to entry in the industry the sensitivity of the industry to general economic and market conditions our ability to:
•	penetrate new markets
•	identify appropriate acquisition candidates, complete acquisitions on satisfactory terms and successfully integrate acquired businesses
•	obtain financing on satisfactory terms
•	generate sufficient cash flows to support expansion plans and for general operating activities
•	maintain favorable supplier arrangements and relationships
•	remain in compliance with the numerous environmental, health and safety requirements to which we are subject the effectiveness of our advertising, marketing and promotional programs changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations)
  the risk of fire, safety and casualty losses and related liability claims inherent in the storage of the chemicals that we sell

We cannot guarantee that any future event or result will be realized, although we believe we have been prudent in our plans and assumptions. Should additional risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from those anticipated. Investors should bear this in mind as they consider forward-looking statements.

We undertake no obligation to publicly update forward-looking statements, whether as a result of subsequent events, new information or otherwise.

SCP POOL CORPORATION

Part II.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

(a)

Exhibits required by Item 601 of Regulation S-K
3.1     Restated Certificate of Incorporation of the Company. (1)
3.2     Restated Bylaws of the Company. (1)
4.1     Form of certificate representing shares of common stock of the Company. (2)
10.1   First Amendment to Credit Agreement, entered into as of January 10, 2002, between SCP Pool Corporation and Bank One, NA.

(b)	Reports on Form 8-K On February 11, 2002, the Company furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the Company’s fourth quarter earnings results.

Items 1 — 5 are not applicable and have been omitted.

_________________

  Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
  Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 8, 2002.

SCP POOL CORPORATION

By: /s/ Craig K. Hubbard
Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant