Form 10-Q
period 2002-06-30
SCP POOL CORP
filed 2002-07-25
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant’s telephone number‚ including area code)

(former name‚ former address and former fiscal year‚ if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At July 24, 2002, there were 23,694,321 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended June 30, 2002

INDEX

		Page
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Consolidated Balance Sheets	1

	Consolidated Statements of Income	2

	Condensed Consolidated Statements of Cash Flows	3

	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	5

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	12

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	14

Item 6.	Exhibits and Reports on Form 8-K	15

Signature Page		16

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(Dollars, in thousands except share data)	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	December 31,
	2002	2001	2001

Assets
Current assets
Cash and cash equivalents	11,960	2,962	3,524
Receivables, less allowances of $3,325 in 2002,
$3,646 at 6/30/01 and $2,777 at 12/31/01	144,594	134,418	60,231
Product inventories, less reserves of $3,860 in 2002,
$5,984 at 6/30/01 and $3,920 at 12/31/01	168,875	137,766	181,462
Prepaid expenses	4,126	3,420	2,517
Deferred income taxes	2,788	2,884	2,599

Total current assets	332,343	281,450	250,333

Property and equipment, net	16,395	11,922	15,844
Goodwill, net	73,831	77,989	73,582
Intangible assets, net	5,345	4,340	5,840
Other assets, net	997	900	2,991

Total assets	428,911	376,601	348,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	120,908	101,913	95,588
Accrued and other current liabilities	37,810	31,776	17,798
Short-term debt and note payable	91	28,750	91

Total current liabilities	158,809	162,439	113,477

Deferred income taxes	5,541	4,458	5,541
Long-term debt, less current portion	97,525	58,026	85,000

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 27,052,481, 26,861,159 and 26,966,519
shares issued at 6/30/02, 6/30/01 and 12/31/01,
respectively	27	27	27
Additional paid-in capital	62,960	60,183	61,353
Retained earnings	143,115	103,678	112,611
Treasury stock	(38,016)	(10,608)	(27,567)
Unearned compensation	(742)	(1,112)	(909)
Accumulated other comprehensive loss	(308)	(490)	(943)

Total stockholders’ equity	167,036	151,678	144,572

Total liabilities and stockholders’ equity	428,911	376,601	348,590

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Dollars, in thousands except per share data)	Three Months		Six Months
(Unaudited)	Ended		Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	364,088	331,685	535,442	486,892
Cost of sales	267,393	243,827	395,245	360,930

Gross profit	96,695	87,858	140,197	125,962
Selling and administrative expenses	48,320	44,474	87,491	78,830
Goodwill amortization	—	577	—	1,113

Operating income	48,375	42,807	52,706	46,019
Interest expense	1,486	1,413	2,699	2,917

Income before income taxes	46,889	41,394	50,007	43,102
Income taxes	18,287	15,928	19,503	16,594

Net income	28,602	25,466	30,504	26,508

Earnings per share
Basic	1.15	0.99	1.22	1.04
Diluted	1.09	0.95	1.16	0.99

Average shares outstanding
Basic	24,944	25,637	24,975	25,595
Diluted	26,330	26,931	26,234	26,876

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars, in thousands)	Six Months Ended
(Unaudited)	June 30,
	2002	2001

Operating activities
Net income	30,504	26,508
Adjustments to reconcile net income to net cash provided by
operating activities	3,636	5,282
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(84,911)	(69,693)
Product inventories	12,647	6,234
Accounts payable	25,321	21,914
Other	21,181	11,763

Net cash provided by operating activities	8,378	2,008

Investing activities
Acquisition of businesses, net of cash acquired	(28)	(25,059)
Purchase of property and equipment	(2,539)	(2,020)
Proceeds from the sale of property and equipment	10	33

Net cash used in investing activities	(2,557)	(27,046)

Financing activities
Net proceeds from revolving line of credit	12,525	25,285
Payments on long-term debt	—	(2,500)
Issuance of common stock	607	1,955
Purchase of treasury stock	(10,450)	—

Net cash provided by financing activities	2,682	24,740
Effect of exchange rate changes on cash	(67)	(171)

Change in cash and cash equivalents	8,436	(469)
Cash and cash equivalents at beginning of period	3,524	3,431

Cash and cash equivalents at end of period	11,960	2,962

The accompanying Notes are integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

The following table presents net income and earnings per share for the three month and six month periods ended June 30, 2002 and June 30, 2001 in a comparative format assuming there was no goodwill amortization in 2001:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Reported net income	28,602	25,466	30,504	26,508
Add back: goodwill amortization	—	577	—	1,113
Adjust: tax effect	—	(222)	—	(429)

Adjusted net income	28,602	25,821	30,504	27,192

Reported basic EPS	1.15	0.99	1.22	1.04
Add back: goodwill amortization	—	0.02	—	0.04
Adjust: tax effect	—	(0.01)	—	(0.02)

Adjusted basic EPS	1.15	1.00	1.22	1.06

Reported diluted EPS	1.09	0.95	1.16	0.99
Add back: goodwill amortization	—	0.02	—	0.04
Adjust: tax effect	—	(0.01)	—	(0.02)

Adjusted diluted EPS	1.09	0.96	1.16	1.01

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)(continued)

3.	New Accounting Standards (continued)

On January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and Accounting Principles Board Opinion 30, Reporting on the Results of Operations for a Disposal of a Segment of a Business. The adoption of this Statement did not have a material impact on our financial position or operating results.

4.	Comprehensive Income

Comprehensive income for the three months ended June 30, 2002 and June 30, 2001 was $28.8 million and $25.3 million, respectively. Comprehensive income for the six months ended June 30, 2002 and June 30, 2001 was $31.1 million and $26.4 million, respectively.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

We currently conduct operations through 177 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

(Note)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.4	73.5	73.8	74.1

Gross profit	26.6	26.5	26.2	25.9
Selling and administrative expenses	13.3	13.4	16.3	16.2
Goodwill amortization	—	0.2	—	0.2

Operating income	13.3	12.9	9.8	9.5
Interest expense	0.4	0.4	0.5	0.6

Income before income taxes	12.9	12.5	9.3	8.9

Note: Percentages may not total 100% due to rounding.

We calculate same store growth by excluding the following service centers from the calculation for 15 months:

  New service centers opened within the past 15 months,
  Service centers acquired within the past 15 months and
  Service centers located in the immediate market areas of those mentioned above. Sales often shift from an established location to a newly opened or acquired service center if it is closer in proximity or more convenient for the customer.

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

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net sales increased $32.4 million, or 10%, to $364.1 million in the three months ended June 30, 2002 from $331.7 million in the comparable 2001 period. A 7% increase in same store sales contributed approximately $18.0 million to the increase, while new locations and service centers acquired in the second half of 2001 accounted for the remaining increase. The increase in same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products the continued execution of our sales, marketing and service programs

Gross profit increased $8.8 million, or 10%, to $96.7 million in the three months ended June 30, 2002 from $87.9 million in the comparable 2001 period. Same store gross profit growth of 8% contributed $5.3 million to the increase while new service centers and stores acquired in the second half of 2001 accounted for the remaining increase. The increase in same store gross profit growth is primarily due to the 7% increase in same store sales.

Gross profit as a percentage of net sales (gross margin) increased slightly to 26.6% in the second quarter of 2002 compared to 26.5% in the second quarter of 2001.

Operating expenses, which consist of selling and administrative expenses, increased $3.2 million, or 7%, to $48.3 million for the three months ended June 30, 2002 compared to $45.1 million in 2001. Operating expenses as a percentage of net sales decreased 30 basis points to 13.3% in 2002 from 13.6% in 2001. Pro forma operating expenses excluding 2001 goodwill amortization increased $3.8 million, or 9%, to $48.3 million for the three months ended June 30, 2002 compared to $44.5 million in 2001. On a pro forma basis, operating expenses as a percentage of net sales decreased 10 basis points to 13.3% for the quarter from 13.4% in the second quarter of 2001.

In the second quarter of 2002, interest expense increased slightly to $1.5 million from $1.4 million in the second quarter of 2001. Although average debt outstanding was higher in the second quarter of 2002, the effective interest rate was approximately 134 basis points lower than last year, which is consistent with the overall decline in interest rates over the past year.

SCP POOL CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net sales increased $48.5 million, or 10%, to $535.4 million in the six months ended June 30, 2002 from $486.9 million in the comparable 2001 period. A 7% increase in same store sales contributed approximately $27.0 million to the increase, while new service centers and stores acquired in the second half of 2001 accounted for the remaining increase. The increase in same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products the continued execution of our sales, marketing and service programs

Gross profit increased $14.2 million, or 11%, to $140.2 million in the six months ended June 30, 2002 from $126.0 million in the comparable 2001 period. Same store gross profit growth of 8% contributed $7.6 million to the increase, while new service centers and stores acquired in the second half of 2001 accounted for the remaining increase. The increase in same store gross profit growth is primarily due to the 7% increase in same store sales.

Gross margin increased 30 basis points to 26.2% in the first six months of 2002 from 25.9% in the comparable 2001 period, primarily due to continued improvements in pricing accuracy and greater pricing discipline at the point of sale.

Operating expenses, which consist of selling and administrative expenses, increased $7.6 million, or 10%, to $87.5 million in the six months ended June 30, 2002 from $79.9 million in the comparable 2001 period. Operating expenses as a percentage of net sales decreased 10 basis points to 16.3% in the first six months of 2002 from 16.4% in the comparable 2001 period. Pro forma operating expenses excluding 2001 goodwill amortization increased $8.7 million, or 11%, to $87.5 million in the six months ended June 30, 2002 compared to $78.8 million in 2001. On a pro forma basis, operating expenses as a percentage of net sales increased 10 basis points to 16.3% in the first six months of 2002 from 16.2% in the comparable 2001 period.

In the first six months of 2002, interest expense decreased slightly to $2.7 million from $2.9 million in the same period of 2001. Although average debt outstanding was higher in the first six months of 2002, the effective interest rate was approximately 196 basis points lower than last year, which is consistent with the overall decline in interest rates over the past year.

SCP POOL CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. The following table presents some of the possible effects resulting from various weather conditions.

Weather		Possible Effects
Hot and dry	•	Increase the purchase of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above ground pools

Unseasonably cool weather or extraordinary	•	Decrease pool installations
amounts of rain	•	Decrease the purchase of chemicals and supplies
	•	Decrease the purchase of impulse items such as above
ground pools and accessories

Unseasonably early warming trends	•	Increase the length of the pool season, thus
(primarily in the northern region of the US)		increasing our sales

Unseasonably late warming trends	•	Decrease the length of the pool season, thus
(primarily in the northern region of the US)		decreasing our sales

In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the following peak selling season. Excluding borrowings to finance acquisitions, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

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

Results of Operations (continued)

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first and second quarters of 2002 and the four quarters of 2001. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The results of any of these quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	QUARTER
(Unaudited)	2002		2001
	First	Second	First	Second	Third	Fourth

Net sales	171,354	364,088	155,207	331,685	235,742	131,600
Gross profit	43,502	96,695	38,104	87,858	61,659	33,254
Operating income (loss)	4,331	48,375	3,202	42,808	21,759	(3,900)
Net sales as a % of annual
net sales	N/A	N/A	18%	39%	28%	15%
Gross profit as a % of
annual gross profit	N/A	N/A	17%	40%	28%	15%
Operating income (loss) as
a % of annual operating
income	N/A	N/A	5%	67%	34%	(6)%

Financial Condition

Liquidity and Capital Resources

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

Net cash provided by operating activities was $8.4 million for the six months ended June 30, 2002 compared to $2.0 million in the same period last year. We expect cash flows from operations will continue to increase in the third quarter of 2002 as we collect the seasonal build-up in accounts receivable with reductions in inventory and accounts payable largely offsetting one another.

The Credit Agreement, which matures on November 27, 2004, allows us to borrow up to $110.0 million under a revolving line of credit (the Revolving Credit Facility). The Credit Agreement also has an “accordion” feature that permits us, under certain circumstances, to increase the Revolving Credit Facility to $150.0 million.

During the six months ended June 30, 2002, we received net proceeds of $12.5 million from the Revolving Credit Facility. At June 30, 2002, there was $97.5 million outstanding and $12.5 million available for borrowing under the Revolving Credit Facility.

SCP POOL CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (continued)

Liquidity and Capital Resources (continued)

Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent's corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%, or the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of June 30, 2002, we were in compliance with all covenants and financial ratio requirements. The effective interest rate of the Revolving Credit Facility was 4.2% at June 30, 2002.

We believe we have adequate availability of capital to fund our current operations and anticipated growth, including expansion in existing and targeted market areas. We continually evaluate potential acquisitions and we have held discussions with a number of acquisition candidates. However, we currently have no binding agreement with respect to any material acquisition candidate. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our current financial position and earnings history provide a solid basis for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue common or preferred stock in connection with any such acquisition.

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable increased $10.2 million, or 8%, to $144.6 million at June 30, 2002 compared to $134.4 million at June 30, 2001. This increase is commensurate with the increase in sales, and approximately 96% of the accounts receivable balance at June 30, 2002 was included in the “current” or “under 30 days past due” categories of the aging compared to 94% at June 30, 2001. Less than 3% of the accounts receivable balance at June 30, 2002 was included in the “greater than 60 days past due” category of the aging compared to nearly 4% at June 30, 2001.

As we have improved the quality of our accounts receivable aging, the allowance for doubtful accounts decreased to $3.3 million at June 30, 2002 compared to $3.6 million in 2001. In 2002, we reserved approximately 96% of the accounts receivable in the “greater than 60 days” aging category, compared to 81% in 2001.

SCP POOL CORPORATION

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (continued)

Product Inventories and the Reserve for Shrink and Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs, thus providing the highest level of service to our customers. This requires maintaining at each service center the inventory SKUs with the highest sales volume. Inventory per service center has increased approximately 7% as we improve the availability of our high velocity items such as chemicals, accessories and whole goods such as pumps, filters, heaters and cleaners. At the same time, we are continuously working to better manage our slower moving classes of inventory which are not as important to our customers and thus inherently have lower velocity. We refer to our highest velocity goods as inventory classes 1 – 3. These products represent approximately 80% of our net sales. Inventory classes 4 – 12 consist of lower velocity goods that we stock to maintain a high level of customer service. Class 13 inventory consists of items with no sales at a particular service center for a period of twelve months or longer.

Product inventories increased $31.1 million, or 23%, to $168.9 million at June 30, 2002 from $137.8 million at June 30, 2001. This increase reflects the following:

  Fifteen service centers added to our distribution network in the past twelve months
  A 10% increase in sales in 2002 compared to 2001

At June 30, 2002, the inventory balance was approximately $10.0 million higher than our targeted balance for the end of the second quarter. Strong April sales drove inventory purchases in May and June, when the weather proved to be milder than expected. This additional inventory is primarily comprised of high velocity goods with little or no risk of obsolescence.

As we have improved the quality of our inventory, the inventory reserve has decreased to $3.9 million at June 30, 2002 from $6.0 million at June 30, 2001. The balance of class 13 inventory has decreased from 8.0% of total inventory at the end of the 2001 pool season to 4.2% at June 30, 2002. Our reserve as a percentage of class 13 inventory has remained consistent between periods. At June 30, 2002, approximately 70% of our inventory balance was comprised of high velocity inventory classes 1 – 3.

Share Repurchases

From June 1 through July 24, 2002, we repurchased 1.4 million shares of our common stock at an average price of $26.49 per share.

Since October 1998, we have repurchased a total of 3.4 million shares of our common stock at an average price of $18.94 per share. On July 23, 2002, the Board of Directors authorized an additional $50.0 million for the repurchase of our common stock in the open market.

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

SCP POOL CORPORATION

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Forward-looking statements give our current expectations or forecasts of possible future results or events. You can identify these statements by the fact that they do not relate strictly to historic or current facts. We often use words such as “anticipate”, “estimate”, “expect”, “believe” and other words and terms of similar meaning in connection with any discussion of future operating or financial performance.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of subsequent events, new information or otherwise.

SCP POOL CORPORATION

Part II.	Other Information
Item 4.	Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 8, 2002, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	20,532,551	332,129
James J. Gaffney	20,500,571	364,109
Manuel J. Perez de la Mesa	20,531,738	332,942
Frank J. St. Romain	20,452,019	412,661
Wilson B. Sexton	20,531,288	333,392
Robert C. Sledd	20,500,296	364,384
John E. Stokely	20,500,296	364,384

2.	To adopt the SCP Pool Corporation 2002 Long-Term Incentive Plan

For	20,033,314
Against	802,985
Abstain	28,381

3.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as the Company's independent auditors for the fiscal year ending December 31, 2002.

For	20,710,643
Against	134,044
Abstain	19,993

SCP POOL CORPORATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Restated Bylaws of the Company. (1)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Amendment No. 1 To Amended and Restated SCP Pool Corporation Non-Employee Directors Equity Incentive Plan
10.2	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan
10.3	SCP Pool Corporation 2002 Long-Term Incentive Plan

(b)	Reports on Form 8-K On April 16, 2002, the Company furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the Company's first quarter earnings results.

On May 9, 2002, the Company furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the Company's annual meeting voting results.

Items 1, 2, 3 and 5 are not applicable and have been omitted.

_________________

  Incorporated by reference to the respective exhibit to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
  Incorporated by reference to the respective exhibit to the Company's Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 2002.

SCP POOL CORPORATION

By: /s/ Craig K. Hubbard
Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant