Form 10-Q
period 2002-09-30
SCP POOL CORP
filed 2002-11-13
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30‚ 2002 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant’s telephone number‚ including area code)

(former name‚ former address and former fiscal year‚ if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [_]

At November 12, 2002, there were 23,260,296 outstanding shares of the Registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2002

SCP POOL CORPORATION

Part I.	Financial Information

Item 1.	Financial Statements

Consolidated Balance Sheets

(Dollars, in thousands except share data)	(Unaudited)	(Unaudited)	(Note)
	September 30,	September 30,	December 31,
	2002	2001	2001

Assets
Current assets
Cash and cash equivalents	11,566	14,193	3,524
Receivables, net	113,628	87,307	60,231
Product inventories, net	138,536	133,031	181,462
Prepaid expenses	3,917	2,794	2,517
Deferred income taxes	2,568	2,856	2,599

Total current assets	270,215	240,181	250,333

Property and equipment, net	19,124	13,709	15,844
Goodwill, net	102,606	76,220	73,582
Intangible assets, net	9,306	3,948	6,446
Other assets, net	1,023	1,829	2,385

Total assets	402,274	335,887	348,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	69,358	74,197	95,588
Accrued and other current liabilities	31,860	36,664	17,798
Short-term note and current portion
of long-term debt	977	7,500	91

Total current liabilities	102,195	118,361	113,477

Deferred income taxes	5,734	4,777	5,541
Long-term debt, less current portion	147,091	62,591	85,000

Stockholders’ equity
Common stock, $.001 par value; 40,000,000
shares authorized; 27,063,806,
26,904,926 and 26,966,519 shares
issued at 9/30/02, 9/30/01	27	27	27
and 12/31/01, respectively	27	27	27
Additional paid-in capital	62,957	60,773	61,353
Retained earnings	157,319	116,430	112,611
Treasury stock, 3,710,160, 1,873,650 and
1,998,150 shares of common stock at
9/30/02, 9/30/01 and 12/31/01,
respectively	(72,437)	(24,927)	(27,567)
Unearned compensation	(659)	(1,011)	(909)
Accumulated other comprehensive
income (loss)	47	(1,134)	(943)

Total stockholders’ equity	147,254	150,158	144,572

Total liabilities and stockholders’ equity	402,274	335,887	348,590

Note: The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Item 1.	Financial Statements (continued)

Consolidated Statements of Income

(Dollars, in thousands except per share data)	Three Months		Nine Months
(Unaudited)	Ended		Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net sales	288,799	235,742	824,241	722,634
Cost of sales	213,730	174,083	608,975	535,013

Gross profit	75,069	61,659	215,266	187,621
Selling and administrative expenses	50,622	39,331	138,113	118,163
Goodwill amortization	—	560	—	1,673

Operating income	24,447	21,768	77,153	67,785
Interest expense	1,162	1,033	3,861	3,948

Income before income taxes	23,285	20,735	73,292	63,837
Income taxes	9,081	7,983	28,584	24,577

Net income	14,204	12,752	44,708	39,260

Earnings per share
Basic	0.60	0.50	1.82	1.53
Diluted	0.57	0.47	1.73	1.46

Average shares outstanding
Basic	23,678	25,566	24,540	25,585
Diluted	25,003	26,896	25,820	26,885

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Item 1.	Financial Statements (continued)

Condensed Consolidated Statements of Cash Flows

(Dollars, in thousands)	Nine Months Ended
(Unaudited)	September 30,
	2002	2001

Operating activities
Net income	44,708	39,260
Adjustments to reconcile net income to net cash provided
by operating activities	6,500	7,325
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(38,257)	(22,403)
Product inventories	62,390	11,364
Accounts payable	(42,385)	(6,187)
Accrued expenses and other current liabilities	7,543	18,473
Prepaid expenses and other assets	546	(3,057)

Net cash provided by operating activities	41,045	44,775

Investing activities
Acquisition of businesses, net of cash acquired	(44,214)	(45,281)
Purchase of property and equipment	(3,445)	(3,137)
Proceeds from the sale of property and equipment	13	48

Net cash used in investing activities	(47,646)	(48,370)

Financing activities
Net proceeds from revolving line of credit	58,550	29,850
Payments on long-term debt	—	(3,750)
Issuance of common stock	581	2,546
Purchase of treasury stock	(44,870)	(14,319)

Net cash provided by financing activities	14,261	14,327
Effect of exchange rate changes on cash	382	30

Increase in cash and cash equivalents	8,042	10,762
Cash and cash equivalents at beginning of period	3,524	3,431

Cash and cash equivalents at end of period	11,566	14,193

The accompanying Notes are integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

We make estimates and assumptions that have an effect on the amounts that we report in our financial statements. Our most significant estimates are those relating to the allowance for doubtful accounts and the inventory reserve. We continually review our estimates and make adjustments as necessary, but actual results could turn out to be significantly different from what we expected when we made these estimates.

You should also read the financial statements and notes included in our latest Annual Report on Form 10-K. Except for the adoption of Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, and SFAS 144, Accounting for the Impairment of Long-Lived Assets, as discussed in Note 3 below, the accounting policies used in preparing these financial statements are the same as those described in our Annual Report.

We reclassified certain amounts in our 2001 financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income or earnings per share as previously reported.

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

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

3.	New Accounting Standards (continued)

The following table presents net income and earnings per share for the three month and nine month periods ended September 30, 2002 and September 30, 2001 in a comparative format assuming there was no goodwill amortization in 2001:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Reported net income	14,204	12,752	44,708	39,260
Add back: goodwill amortization	—	560	—	1,673
Adjust: tax effect	—	(216)	—	(644)

Adjusted net income	14,204	13,096	44,708	40,289

Reported basic EPS	0.60	0.50	1.82	1.53
Add back: goodwill amortization	—	0.02	—	0.07
Adjust: tax effect	—	(0.01)	—	(0.03)

Adjusted basic EPS	0.60	0.51	1.82	1.57

Reported diluted EPS	0.57	0.47	1.73	1.46
Add back: goodwill amortization	—	0.02	—	0.06
Adjust: tax effect	—	(0.01)	—	(0.02)

Adjusted diluted EPS	0.57	0.48	1.73	1.50

On January 1, 2002, we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses the financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and Accounting Principles Board Opinion 30, Reporting on the Results of Operations for a Disposal of a Segment of a Business. The adoption of this Statement did not have a material impact on our financial position or operating results.

4.	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income for the three months ended September 30, 2002 and September 30, 2001 was $14.6 million and $12.0 million, respectively. Comprehensive income for the nine months ended September 30, 2002 and September 30, 2001 was $45.7 million and $38.4 million, respectively.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

5.	Recent Acquisition

On August 16, 2002, we purchased 100% of the outstanding common shares of Fort Wayne Pools, Inc. (Fort Wayne or the Fort Wayne Acquisition). The results of Fort Wayne’s operations have been included in the Consolidated Financial Statements since that date. Fort Wayne was a distributor and manufacturer of swimming pool equipment, parts and supplies, and their distribution network consisted of 22 service centers in 16 states.

The acquisition of Fort Wayne is consistent with our strategy of complementing our internal growth with the purchase of additional service centers. The acquisition of these additional 22 service centers will expand the reach and market share of our Superior network allowing us to enhance our service capabilities and better serve the growing pool industry. In the fourth quarter of 2002, we plan to to close one of the acquired locations and consolidate 10 of the 22 acquired Fort Wayne service centers with Superior locations.

The approximate $44.2 million purchase price was paid in cash and included goodwill of approximately $28.8 million, none of which is expected to be deductible for tax purposes. Additionally, we signed non-compete agreements with certain former Fort Wayne shareholders providing for payments in the aggregate of $5.0 million over the next five years. We recorded the non-compete agreements at their present value of $4.4 million, which will be amortized over five years using the straight-line method.

The purchase price was determined based on negotiations with the former shareholders of Fort Wayne and our valuation considerations, which included historical and prospective earnings, net asset value and other valuation considerations consistent with our historical valuations of acquisitions. The purchase price, which is still preliminary, is being allocated primarily to inventory, accounts receivable, property and equipment, and goodwill.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion should be read in conjunction with and is intended to update Management’s Discussion and Analysis included in our Annual Report on Form 10-K for the year ended December 31, 2001.

Results of Operations

We currently conduct operations through 199 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

(Note)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.0	73.8	73.9	74.0

Gross profit	26.0	26.2	26.1	26.0
Selling and administrative expenses	17.5	16.7	16.8	16.4
Goodwill amortization	—	0.2	—	0.2

Operating income	8.5	9.2	9.4	9.4
Interest expense	0.4	0.4	0.5	0.5

Income before income taxes	8.1	8.8	8.9	8.9

Note: Percentages may not add to total due to rounding.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

We calculate same store growth by excluding the following service centers from the calculation for 15 months:

  New service centers opened within the past 15 months,
  Service centers acquired within the past 15 months and
  Service centers that experience market disruption due to their location in the immediate market areas of those mentioned above.

We believe that this same store analysis best demonstrates the year-to-year performance of our service centers because it isolates the contributions from service centers that have continuously operated for at least 15 months in a stable environment unaffected by our acquisition and expansion activities. We often shift sales to or from an established location to a newly opened or acquired service center in order to provide a higher level of customer service as well as to decrease delivery costs.

The following discussion of consolidated operating results includes the operating results from service centers acquired in 2001 and 2002. We accounted for the acquisitions using the purchase method of accounting and the operating results have been included in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

Net sales increased $53.1 million, or 23%, to $288.8 million for the three months ended September 30, 2002 from $235.7 million in the comparable 2001 period. A 14% increase in same store sales contributed approximately $28.6 million to the increase and service centers acquired from Fort Wayne contributed $14.3 million. New locations opened within the last 15 months and service centers acquired in the second half of 2001 accounted for the remaining $10.2 million increase. The increase in same store sales is primarily due to the following:

  More favorable weather conditions in the 2002 period
  A larger installed base of swimming pools resulting in increased sales of non-discretionary products
  The continued successful execution of our sales, marketing and service programs
  The disruption on prior period sales in the latter part of the third quarter due to the events of September 11th

Gross profit increased $13.4 million, or 22%, to $75.1 million for the three months ended September 30, 2002 from $61.7 million in the comparable 2001 period. Same store gross profit growth of 15% contributed $7.3 million to the increase and service centers acquired from Fort Wayne contributed $4.0 million. New service centers opened within the last 15 months and service centers acquired in the second half of 2001 accounted for the remaining $2.1 million increase. The increase in same store gross profit growth is primarily due to the 14% increase in same store sales.

Gross profit as a percentage of net sales (gross margin) decreased 20 basis points to 26.0% in the third quarter of 2002 compared to 26.2% in the third quarter of 2001, primarily due to higher freight-in costs compared to the prior period. Higher freight-in expense was a result of higher freight rates in 2002 and fewer freight-qualifying purchases made in the third quarter of 2002. The greater proportion and number of non-freight-qualifying orders were due primarily to the stronger than anticipated sales in the latter part of the pool season when service centers are motivated to reduce inventories, therefore buying in smaller non-freight-qualifying increments. When we place large orders or buy in bulk, the freight expense is either paid or discounted by the vendor. Despite the higher freight costs, same store gross margins increased by 20 basis points compared to the third quarter of 2001.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Operating expenses, which consist of selling and administrative expenses, increased $10.7 million, or 27%, to $50.6 million for the three months ended September 30, 2002 compared to $39.9 million in the third quarter of 2001. Excluding goodwill amortization in 2001, operating expenses increased $11.3 million, or 29%, from $39.3 million in the third quarter of 2001. Same store operating expenses increased 9%, or $2.6 million, while the acquired Fort Wayne service centers, new service centers opened within the last 15 months and service centers acquired in the second half of 2001 accounted for $5.1 million of the increase.

Operating expenses as a percentage of net sales increased 60 basis points to 17.5% in the third quarter of 2002 compared to 16.9% in the third quarter of 2001. Excluding goodwill amortization in 2001, operating expenses as a percentage of net sales increased 80 basis points to 17.5% in 2002 from 16.7% in 2001, primarily due to the dilutive effect of the Fort Wayne Acquisition, which was completed in the second half of the quarter when we typically experience lower sales, and new service centers. Other operating expenses with significant increases as a percentage of net sales in the third quarter of 2002 include insurance, advertising and payroll expenses. The increase in insurance expense is consistent with the overall rise in insurance costs, especially since the terrorist attacks of September 11, 2001. Our advertising and promotional expenses have also increased as a percentage of net sales as we continue to invest in our sales and marketing programs to promote the growth of the swimming pool industry and to help our customers grow their businesses. The increase in payroll is primarily attributable to an increase in our bonus accrual due to the strong sales and profit growth in the third quarter of 2002 versus the third quarter of 2001 when fewer service centers achieved their profitability and return on investment objectives. Same store operating expenses as a percentage of net sales decreased 60 basis points in the third quarter of 2002 compared to the third quarter of 2001 due to the strong sales growth and our overall control of expenses at the service center level.

In the third quarter of 2002, interest expense increased to $1.2 million from $1.0 million in the third quarter of 2001. Higher average debt outstanding in 2002 was partially offset by lower interest rates. The effective interest rate decreased to 3.7% in the third quarter of 2002 from 4.7% in the third quarter of 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net sales increased $101.6 million, or 14%, to $824.2 million for the nine months ended September 30, 2002 from $722.6 million in the comparable 2001 period. A 10% increase in same store sales contributed approximately $55.6 million to the increase and service centers acquired from Fort Wayne contributed $14.3 million. New service centers opened within the last 15 months and service centers acquired in the second half of 2001 accounted for the remaining $31.7 million increase. The increase in same store sales is primarily due to the following:

  More favorable weather conditions in the 2002 period
  A larger installed base of swimming pools resulting in increased sales of non-discretionary products
  The continued successful execution of our sales, marketing and service programs

Gross profit increased $27.7 million, or 15%, to $215.3 million for the nine months ended September 30, 2002 from $187.6 million in the comparable 2001 period. Same store gross profit growth of 10% contributed $14.9 million to the increase and service centers acquired from Fort Wayne contributed $4.0 million. New service centers opened within the last 15 months and service centers acquired in the second half of 2001 accounted for the remaining $8.8 million increase. The increase in same store gross profit growth is primarily due to the 10% increase in same store sales.

Gross margin increased 10 basis points to 26.1% in the first nine months of 2002 from 26.0% in the comparable 2001 period. The increase in freight costs in the third quarter of 2002 was largely offset by the increase in sales in the nine month period ended September 30, 2002. Same store gross margins increased 20 basis points in the first nine months of 2002 compared to the same period last year.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Operating expenses, which consist of selling and administrative expenses, increased $18.3 million, or 15%, to $138.1 million for the nine months ended September 30, 2002 compared to $119.8 million in the comparable 2001 period. Excluding goodwill amortization in 2001, operating expenses increased $19.9 million, or 17%, from $118.2 million in 2001. Same store operating expenses increased 6%, or $4.2 million, while the acquired Fort Wayne service centers, new service centers opened within the last 15 months and service centers acquired in the second half of 2001 accounted for $9.9 million of the increase.

Operating expenses as a percentage of net sales increased 20 basis points to 16.8% in the first nine months of 2002 compared to 16.6% in the first nine months of 2001. Excluding goodwill amortization in 2001, operating expenses as a percentage of net sales increased 40 basis points to 16.8% in 2002 from 16.4% in 2001, primarily due to the dilutive effect of the Fort Wayne Acquisition, which was completed in the second half of the quarter when we typically experience lower sales, and new service centers. Other operating expenses with significant increases as a percentage of net sales in the first nine months of 2002 include insurance and advertising expenses. The increase in insurance expense is consistent with the overall rise in insurance costs, especially since the terrorist attacks of September 11, 2001. Our advertising and promotional expenses have also increased as a percentage of net sales as we continue to invest in our sales and marketing programs to promote the growth of the swimming pool industry and to help our customers grow their businesses. Payroll expense as a percentage of net sales remained consistent between the nine month periods. Same store operating expenses as a percentage of net sales decreased 40 basis points in the first nine months of 2002 compared to the first nine months of 2001 due to the strong sales growth and our overall control of expenses at the service center level.

In the first nine months of 2002, interest expense decreased slightly to $3.9 million from $4.0 million in the same period of 2001. Although average debt outstanding was higher in the first nine months of 2002, the effective interest rate decreased to 4.0% from 5.6% in the comparable 2001 period, which is consistent with the overall decline in interest rates over the past year.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. The following table presents some of the possible effects resulting from various weather conditions.

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools

Unseasonably cool weather or extraordinary	•	Fewer pool installations
amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends	•	A longer pool season, thus increasing our sales
(primarily in the northern half of the US)

Unseasonably late warming trends	•	A shorter pool season, thus decreasing our sales
(primarily in the northern half of the US)

In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the following peak selling season. Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

We expect that our quarterly operating results will continue to fluctuate depending on the timing and amount of revenue contributed by new service centers and acquisitions. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2002 and the four quarters of 2001. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The results of any of these quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Dollars, in thousands)	QUARTER
(Unaudited)	2002			2001
	First	Second	Third	First	Second	Third	Fourth

Net sales	171,354	364,088	288,799	155,207	331,685	235,742	131,600
Gross profit	43,502	96,695	75,069	38,104	87,858	61,659	33,254
Operating income
(loss)	4,331	48,375	24,447	3,212	42,807	21,768	(3,919)
Net sales as a % of
annual net sales	N/A	N/A	N/A	18%	39%	28%	15%
Gross profit as a % of
annual gross profit	N/A	N/A	N/A	17%	40%	28%	15%
Operating income
(loss) as a % of
annual operating
income	N/A	N/A	N/A	5%	67%	34%	(6)%

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition

Liquidity and Capital Resources

Our primary sources of working capital are cash from operations supplemented by bank borrowings under a credit agreement (the Credit Agreement) with a group of banks. Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions and share repurchases. Borrowings, together with cash from operations and seller financing, historically have been sufficient to support our growth and to finance acquisitions.

Net cash provided by operating activities was $41.0 million for the nine months ended September 30, 2002 compared to $44.8 million in the same period in 2001. In 2002, third quarter estimated income taxes of approximately $20.0 million were paid in September while the third quarter of 2001 estimated income taxes of approximately $13.0 million were paid in the fourth quarter of 2001 due to the disruption caused by the terrorist attacks of September 11th.

The Credit Agreement, which matures on November 27, 2004, allows us to borrow funds under a revolving line of credit (the Revolving Credit Facility). In August, we expanded our borrowing capacity under the Revolving Credit Facility from $110.0 million to $150.0 million to facilitate the Fort Wayne Acquisition.

During the nine months ended September 30, 2002, we received net proceeds of $58.6 million from the Revolving Credit Facility. At September 30, 2002, there was $143.6 million outstanding and $6.5 million available for borrowing under the Revolving Credit Facility.

Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

a.	the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%, or

b.	the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of September 30, 2002, we were in compliance with all covenants and financial ratio requirements. The average effective interest rate of the Revolving Credit Facility was 4.0% for the nine month period ended September 30, 2002.

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

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (continued)

Accounts Receivable and the Allowance for Doubtful Accounts

(Dollars, in thousands)	September 30,	September 30,	December 31,
	2002	2001	2001

Accounts receivable, net	113,628	87,307	60,231
Allowance for doubtful accounts (AFDA)	4,157	3,764	2,777

Gross accounts receivable	117,785	91,071	63,008

Accounts receivable greater than 60 days
past due	5,470	5,840	6,086

AFDA as a percentage of gross accounts
receivable	3.5%	4.1%	4.4%
AFDA as a percentage of the accounts
receivable greater than 60 days
past due	76.0%	64.5%	45.6%

Excluding the $12.2 million Fort Wayne accounts receivable at the end of the third quarter, accounts receivable increased to $101.4 million at September 30, 2002 compared to $87.3 million at September 30, 2001 and $60.2 million at December 31, 2001. The increase from the third quarter of 2001 to the 2002 period is consistent with the increase in net sales.

The allowance for doubtful accounts is our estimate of the risk of potential losses if our credit customers do not or are unable to pay on their accounts. The allowance is calculated based on total accounts receivable outstanding; however, a significant portion of the allowance for doubtful accounts is assigned to the greater than 60 days past due receivables, as write-offs of the current and less than 60 days past due receivables have averaged less than 0.2% of net sales over the past several years. Additionally, in circumstances where we are aware of a customer’s likely inability to pay, we record a specific reserve.

The allowance for doubtful accounts increased to $4.2 million at September 30, 2002 from $3.8 million at September 30, 2001 and $2.8 million at December 31, 2001. This increase is consistent with the increase in gross accounts receivable from 2001 to 2002. The allowance as a percentage of gross accounts receivable decreased to 3.5% at September 30, 2002 compared to 4.1% at September 30, 2001 and 4.4% at December 31, 2001. This decrease is a result of the improvement in the quality of our accounts receivable aging, which is evidenced by the decrease in the greater than 60 days past due receivables to $5.5 million at September 30, 2002 from $5.8 million at September 30, 2001 and $6.1 million at December 31, 2001.

We continue to maintain an adequate reserve of the greater than 60 days past due receivables. The allowance as a percentage of the greater than 60 days past due receivables increased to 76.0% at September 30, 2002 from 64.5% at September 30, 2001 and 45.6% at December 31, 2001. Changes in this ratio between periods occur as the reserve is affected by factors other than the greater than 60 days past due receivables balance. Such factors include current and less than 60 days past due receivables, of which a percentage is also reserved, and activity related to those accounts which have been specifically reserved.

Product Inventories and the Reserve for Shrink and Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs, thus providing the highest level of service to our customers. This requires maintaining at each service center an adequate inventory of SKUs with the highest sales volume. At the same time, we are continuously working to better manage our slower moving classes of inventory which are not as critical to our customers and thus inherently have lower velocity. We refer to our highest velocity goods as inventory classes 1 - 3. These products represent approximately 80% of our net sales. Inventory classes 4 - 12 consist of lower velocity goods that we stock to maintain a high level of customer service. Class 13 and available non-stock inventories consist of items with the least velocity that we strive to reduce due to their greater risk of obsolescence.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Financial Condition (continued)

Product inventories increased $5.5 million, or 4%, to $138.5 million at September 30, 2002 from $133.0 million at September 30, 2001. Excluding the $15.6 million of Fort Wayne inventory at the end of the third quarter, inventory actually decreased $10.1 million, or 8% to $122.9 million at September 30, 2002.

Excluding Fort Wayne inventory, product inventories of $122.9 million at September 30, 2002 were $58.6 million, or 32%, lower than the $181.5 million inventory balance at December 31, 2001. As discussed in our 2001 annual report on Form 10-K, the inventory balance at the end of 2001 was approximately $35.0 million higher than typically required at the end of the year because we made early-buy purchases in the fourth quarter of 2001 to take advantage of off-season purchase discounts being offered by manufacturers motivated to reduce their own inventory levels.

As we have improved the quality of our inventory, the inventory reserve has decreased to $4.1 million at September 30, 2002 from $5.8 million at September 30, 2001. The balance of class 13 and available non-stock inventory has decreased to 5.4%, or approximately $6.8 million, of inventory (excluding Fort Wayne) at September 30, 2002 from 8.0%, or approximately $11.1 million, at September 30, 2001. Our reserve as a percentage of class 13 and available non-stock inventory has remained relatively consistent at 60% in 2002 compared to 52% in 2001. At September 30, 2002, approximately 65% of our inventory balance was comprised of high velocity inventory classes 1 - 3.

The inventory reserve balance of $4.1 million at September 30, 2002 is slightly higher than the $3.9 million reserve at December 31, 2001. Although the product inventory balance was higher at the end of 2001, the accelerated early buy purchases discussed above consisted mainly of high velocity inventory classes 1 – 3 which have little risk of obsolescence.

Share Repurchases

From June 1 through September 30, 2002, we repurchased 1.7 million shares of our common stock at an average price of $26.21 per share. In October 2002 we repurchased an additional 0.1 million shares at an average price of $25.85 per share.

Since the inception of our share repurchase program in October 1998, we have repurchased a total of 3.8 million shares of our common stock at an average price of $19.69 per share. As part of our continuing share repurchase program, in July 2002 our Board of Directors authorized an additional $50 million for share repurchases, of which $38.5 million was still available as of November 12, 2002.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2001.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2001.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of September 30, 2002, Management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of September 30, 2002.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to September 30, 2002.

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

We undertake no obligation to publicly update forward-looking statements, whether as a result of subsequent events, new information or otherwise.

SCP POOL CORPORATIO N

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Restated Bylaws of the Company. (1)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Second Amendment to Credit Agreement dated as of September 5, 2002
10.2	Guaranty Supplement dated as of September 5, 2002
10.3	Security Agreement Supplement dated as of September 5, 2002
10.4	Stock Purchase Agreement dated as of August 16, 2002, by and between Jeffrey Bertsch, Randall E. Bertsch, Robin E. Bertsch, Dominic DiNapoli, Thomas A. Epple, Erin Garton, Laura Garton, Richard K. Garton and Jamee Garton Insko, on the one hand, and SCP Acquisition Co. LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, on the other hand. (3)

(b)	Reports on Form 8-K
On July 19, 2002, the Company furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the Company’s second quarter earnings results.

On August 30, 2002, the Company filed a Form 8-K, Item 2, Acquisition or Disposition of Assets, reporting the acquisition of Fort Wayne Pools, Inc.

Items 1 — 5 are not applicable and have been omitted.

_________________

(1)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-92738.
(3)	Incorporated by reference to the respective exhibit to the Company’s Form 8-K, Item 2, Acquisition or Disposition of Assets, reporting the acquisition of Fort Wayne Pools, Inc. filed on August 30, 2002.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 13, 2002.

SCP POOL CORPORATION

By: /s/ Craig K. Hubbard
Craig K. Hubbard, Chief Financial Officer,
Treasurer and Secretary and duly authorized signatory on behalf of the Registrant

SCP POOL CORPORATION

Certifications

I, Manuel J. Perez de la Mesa, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCP Pool Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Manuel J. Perez de la Mesa
President and Chief Executive Officer

SCP POOL CORPORATION

Certifications

I, Craig K. Hubbard, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of SCP Pool Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee or registrant’s board of directors (or persons performing the equivalent functions):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary

SCP POOL CORPORATION

Index to Exhibits

3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Restated Bylaws of the Company. (1)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Second Amendment to Credit Agreement dated as of September 5, 2002
10.2	Guaranty Supplement dated as of September 5, 2002
10.3	Security Agreement Supplement dated as of September 5, 2002
10.4	Stock Purchase Agreement dated as of August 16, 2002, by and between Jeffrey Bertsch, Randall E. Bertsch, Robin E. Bertsch, Dominic DiNapoli, Thomas A. Epple, Erin Garton, Laura Garton, Richard K. Garton and Jamee Garton Insko, on the one hand, and SCP Acquisition Co. LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, on the other hand. (3)

_________________

(1)	Incorporated by reference to the respective exhibit to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to the respective exhibit to the Company’s Registration Statement No. 33-92738.
(3)	Incorporated by reference to the respective exhibit to the Company’s Form 8-K, Item 2., Acquisition or Disposition of Assets, reporting the acquisition of Fort Wayne Pools, Inc. filed on August 30, 2002.