Form 10-K
period 2002-12-31
SCP POOL CORP
filed 2003-03-18
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON‚ D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31‚ 2002 OR

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act) YES X NO __

The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 28‚ 2002 was approximately $684,903,909.

As of February 28, 2003 the Registrant had 23,523,979 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about April 4, 2003 for the Annual Meeting to be held on May 6, 2003, are incorporated by reference in Part III.

SCP POOL CORPORATION

Part I.

Item 1.	Business

General

SCP Pool Corporation (the Company, which may be referred to as SCP, we, us or our) is the world’s leading wholesale distributor of swimming pool supplies and related equipment. We are the largest company in the young swimming pool industry, and we believe we add considerable value to the swimming pool supply chain because we purchase products from a large number of manufacturers and then distribute these goods to a highly fragmented customer base on terms that are more favorable than these customers could obtain on their own. Our customers are swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies.

As of February 28, 2003, we operated 187 service centers in North America and Europe.

Net sales by geographic region were as follows (in thousands):

	2002	2001	2000

United States	$945,357	$833,939	$653,251
International	37,889	20,295	19,022

	$983,246	$854,234	$672,273

Property and equipment by geographic region were as follows (in thousands):

	2002	2001	2000

United States	$19,996	$15,275	$8,841
International	925	569	388

	$20,921	$15,844	$9,229

SCP Pool Corporation was incorporated in Delaware in 1993. Our executive offices are located at 109 Northpark Boulevard, Covington, Louisiana 70433, and our telephone number is 985-892-5521.

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements pursuant to Regulation 14A, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our company website at www.scppool.com as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

Growth Strategy

We promote the growth of the swimming pool industry through various advertising and promotional programs intended to raise consumer awareness regarding the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways to enjoy a pool beyond swimming. These programs include media advertising, website development and billboards. Our www.backyardescape.com website serves as one of our vehicles to educate consumers about swimming pools and lead prospective pool owners to our customers.

SCP POOL CORPORATION

Part I.

Item 1.	Business

Growth Strategy (continued)

We promote the growth of our customers’ businesses through a comprehensive support program which includes a wide range of promotional tools and advertising support. The industry promotional programs and the www.backyardescape.com website generate new business leads for our customers. We help our customers to further expand their businesses by offering uniquely tailored programs designed to assist our builder customers, our service customers and our retail customers. These programs include tools such as personalized websites, brochures to facilitate the sales process and professional and business development training. For retail customers, we also assist with everything from store layout and design to site selection.

These efforts have allowed us to grow internally through increases in base business sales of 10% in 2002 and 3% in 2001. Same store sales increased 10%, 2% and 11% in 2002, 2001 and 2000, respectively. Additionally, since 1998, we have opened 29 new service centers, and we expect to continue to open five to ten new service centers each year. Externally, since 1998 we have grown through the successful completion of 13 acquisitions consisting of 84 service centers (net of service center closings and consolidations). We intend to pursue additional strategic acquisitions which will allow us to further penetrate existing markets and expand into new geographic markets. In August 2002, we acquired Fort Wayne Pools, Inc., a distributor and manufacturer of swimming pool equipment, parts and supplies operating through 22 service centers in 16 states. For a complete discussion of recent acquisitions, read Note 3 to the Consolidated Financial Statements.

Operating Strategy

We operate two national distribution networks: the SCP network and the Superior Pool Products (SPP) network. The SCP network consists of 132 service centers. The SPP network was established in July 2000 and is composed of the following:

  19 service centers acquired in our acquisition of the assets of Superior Pool Products, Inc. in July 2000 (SPP or the Superior Acquisition);
  26 of the service centers acquired in our acquisition of the assets of the pool division of Hughes Supply, Inc. in January 2001 (Hughes or the Hughes Acquisition);
  eight service centers acquired in our acquisition of Fort Wayne Pools, Inc. in August 2002 (Fort Wayne or the Fort Wayne Acquisition); and,
  two newly opened services centers.

We adopted this strategy of operating two distinct national distribution networks primarily for two reasons:

  To offer our customers a choice of different distributors featuring distinctive product selections and relationships with manufacturers; and
  To increase the level of customer service provided by the service centers in each network by promoting a healthy competition between the two networks.

SCP POOL CORPORATION

Part I.

Item 1.	Business

Products

We offer more than 60,000 national brand and private label products. We believe that our selection of pool equipment and supplies, chemicals, replacement parts and complementary products is the most comprehensive in the swimming pool industry. The products we sell can be categorized as follows:

  Maintenance products such as chemicals, supplies and pool accessories;
  Repair and replacement parts for cleaners, filters, heaters, pumps and lights;
  Packaged pool kits including walls, liners, bracing, filters, heaters, pumps and lights for in-ground and above-ground pools; and
  Pool equipment and materials for new pool construction and the remodeling of existing pools.

Additionally, since 1999 we have significantly increased the breadth of complementary products we offer including building materials, electrical supplies, toys and games, water features such as fountains, and spas and spa accessories.

Maintenance products and repair and replacement parts are non-discretionary in nature, meaning that these items must be purchased by pool owners to maintain existing swimming pools. These products, together with replacement equipment, account for approximately 80% of our net sales.

Customers and Marketing

We serve more than 45,000 customers, none of which account for more than 1% of our sales. We primarily serve three types of customers:

  swimming pool remodelers and builders;
  retail swimming pool stores; and
  swimming pool repair and service companies.

We conduct our operations through 187 service centers in North America and Europe. Our primary markets include California, Florida, Texas and Arizona.

We employ an enthusiastic sales force dedicated to developing and strengthening customer relationships. As of February 28, 2003, a sales force of 213 outside salespersons and 192 service center managers conduct our principal selling activities.

As discussed above, our primary marketing activities aim to raise the profile of the swimming pool industry and educate consumers on the ease of maintenance and affordability of a swimming pool.

Distribution

Our service centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. Customers may pick up products at any service center location, or products may be delivered via our trucks or third party carriers.

SCP POOL CORPORATION

Part I.

Item 1.	Business

Distribution (continued)

Our service centers maintain well-stocked inventories to meet customers’ immediate needs. We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions.

In addition, we operate four centralized shipping locations that redistribute parts and other products purchased in bulk quantities.

Purchasing and Suppliers

We initiated a preferred vendor program in 1999 which encourages our service centers to purchase products from a smaller number of vendors. The service centers are also encouraged to ensure accurate pricing and greater pricing discipline at the point of sale. These practices have resulted in improved margins at the service center level.

We enjoy good relationships with our suppliers who generally offer competitive pricing, return policies and promotional allowances. It is customary in the swimming pool supply industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as SCP. These terms are typically available to us for pre-season or early season purchases.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Bio-Lab, Inc. (a subsidiary of Great Lakes Chemicals, Inc.); these suppliers provided approximately 13%, 10% and 7%, respectively, of the products we sold in 2002.

Competition

We are the leading wholesale distributor in the swimming pool supply industry. We face intense competition from many regional and local distributors in our markets and to a lesser extent, mass-market retailers and large pool supply distributor/retailers. Some geographic markets we serve, particularly higher density markets in Florida, California, Texas and Arizona, are more competitive than others. Barriers to entry in the swimming pool supply industry are relatively low.

We compete with other distributors for rights to distribute brand-name products. If we lose or are unable to obtain these rights, we might be materially and adversely affected. We believe that the breadth of our operations allow us to compete favorably for such distribution rights.

We believe that the principal competitive factors in swimming pool supply distribution are:

  the breadth and availability of products offered;
  the quality and level of customer service;
  the breadth and depth of sales and marketing programs;
  competitive product pricing; and,
  consistency and stability of business relationships with customers.

We believe that we generally compete favorably with respect to each of these factors.

SCP POOL CORPORATION

Part I.

Item 1.	Business

Seasonality and Weather

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations”.

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and federal, state and local environmental and health and safety requirements including:

  the Emergency Planning and Community Right-to-Know Act;
  the Hazardous Materials Transportation Act; and,
  the Occupational Safety and Health Act (OSHA).

Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of pool chemicals. We store chemicals at each of our service centers. The storage of these chemicals is strictly regulated by local fire codes. In addition, we sell algaecides that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and state pesticide laws. These laws primarily relate to labeling and annual registration.

While we make considerable efforts to ensure that we operate in substantial compliance with environmental, health and safety requirements, we cannot assure you that we will not be determined to be out of compliance with, or liable under, such requirements. Such an instance of noncompliance or liability could be harmful to our operating results.

Employees

As of February 28, 2003, we employed approximately 2,300 people on a full-time basis. We consider our relations with our employees to be good.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products and we intend to maintain the trademark registrations important to our business operations. We also own rights to several Internet domain names.

Item 2.	Properties

We lease our administrative headquarters, which consists of approximately 33,000 square feet of an office building in Covington, Louisiana. We own three service centers in Florida. All of our other properties are leased for terms that expire between 2003 and 2017. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

Our service centers range in size from approximately 3,000 square feet to 54,000 square feet and consist of warehouse, counter, display and office space. We also operate four centralized shipping locations ranging in size from 22,000 square feet to 30,000 square feet.

SCP POOL CORPORATION

Part I.

Item 2.	Properties (continued)

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. On a regular basis and as part of our normal business, we evaluate service center performance and may relocate a service center or consolidate two locations if a service center is redundant in a market, under performing or otherwise deemed unsuitable.

We do not believe that any single lease is material to our operations and alternate sites are presently available at market rates.

The table below identifies the number of service centers by state and foreign country as of February 28, 2003:

Location	# of Service Centers

California	32
Florida	32
Texas	15
Arizona	8
Tennessee	7
Georgia	6
Alabama	6
New York	5
New Jersey	5
Ohio	4
North Carolina	4
Missouri	4
Louisiana	4
Illinois	4
Virginia	3
United Kingdom	3
Pennsylvania	3
Oklahoma	3
Nevada	3
Michigan	3
Indiana	3
Canada	3
South Carolina	2
Portugal	2
Minnesota	2
Massachusetts	2
Kansas	2
France	2
Colorado	2
Arkansas	2
Wisconsin	1
Washington	1
Oregon	1
New Mexico	1
Nebraska	1
Mississippi	1
Maryland	1
Maine	1
Kentucky	1
Connecticut	1
Iowa	1

TOTAL	187

SCP POOL CORPORATION

Part I.

Item 3.	Legal Proceedings

In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we do not believe that any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2002.

Part II.

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. On March 11, 2003, there were approximately 5,900 holders of record of common stock.

The table below sets forth the high and low sales prices of our common stock for each quarter during the last two years. The prices for the first two quarters of 2001 have been adjusted to reflect the three-for-two stock split effective September 7, 2001.

	Fiscal Year	High	Low

2002
	First Quarter	$33.71	$24.75
	Second Quarter	33.50	25.65
	Third Quarter	29.80	23.10
	Fourth Quarter	32.30	24.15

2001
	First Quarter	$24.00	$18.33
	Second Quarter	24.59	19.42
	Third Quarter	27.20	17.74
	Fourth Quarter	28.34	20.75

In the past, we have not declared or paid any cash dividends on our common stock. We currently intend to retain our earnings to use in our business, and we do not anticipate paying any cash dividends in the near future. Our Credit Agreement also restricts our ability to pay cash dividends. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements.

SCP POOL CORPORATION

Part II.

Item 5.	Market for the Registrant’s Common Stock and Related Security Holder Matters (continued)

The table below summarizes as of December 31, 2002 certain information regarding securities authorized for issuance to our employees, officers and directors under our equity compensation plans:

Number of shares of
	Number of shares of		common stock
	common stock		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans

Equity compensation plans
approved by stockholders	2,986,753	$ 12.06	877,345
Equity compensation plans not
approved by stockholders	—	—	—

	2,986,753	$12.06	877,345

For further discussion of our equity compensation plans, see Note 11 to the Consolidated Financial Statements.

SCP POOL CORPORATION

Part II.

Item 6.	Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and accompanying Notes.

(In thousands, except per share data)	Year Ended December 31, (1)
	2002	2001	2000	1999	1998

Statement of Income Data
Net sales	$983,246	$854,234	$672,273	$572,091	$459,059
Income before change in accounting principle (2)	41,303	35,444	28,076	21,622	13,738
Income before change in accounting principle per
share of common stock
Basic	$1.70	$1.39	$1.10	$0.83	$0.53
Diluted	$1.62	$1.33	$1.06	$0.81	$0.51

Balance Sheet Data
Working capital	$144,174	$136,856	$88,908	$63,774	$61,672
Total assets	402,094	348,590	251,905	194,141	163,788
Total long-term debt, including current portion	129,602	85,091	40,991	27,766	33,696
Stockholders’ equity	141,941	144,572	123,195	97,612	80,564

Other
Base business sales growth (3)	10%	3%	n/a	n/a	n/a
Same store sales growth (4)	10%	2%	11%	14%	14%
Number of service centers at year end	185	172	129	102	90

_________________

(1)	During the years 1998 to 2002, we successfully completed 13 acquisitions consisting of 115 service centers, of which 31 were closed or consolidated into existing service centers. For further discussion, see Item 1.

(2)	In 1999, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, and recognized a cumulative effect adjustment, net of a tax benefit, of $544,000, or a net loss of $0.02 per share.

(3)	In the fourth quarter of 2002, we began to calculate base business sales growth by excluding the following service centers from the calculation for 15 months: (i) service centers acquired within the past 15 months, (ii) service centers consolidated with acquired locations and (iii) new service centers opened in new markets within the past 15 months. Base business sales growth was not calculated in 2000, 1999 or 1998. Base business sales growth is consistent with measures used by other distributors.

(4)	We calculate same store sales growth by excluding the following service centers from the calculation for 15 months: (i) service centers acquired or opened within the past 15 months, (ii) service centers consolidated with acquired locations and (iii) service centers that experience market disruption due to their location in the immediate market area of those mentioned above.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

We sell everything necessary to build, maintain, install and overhaul residential and small commercial swimming pools, including:

  swimming pool equipment;
  parts and supplies;
  chemicals;
  cleaners;
  packaged pools;
  liners;
  filters;
  heaters;
  pumps;
  lights;
  repair parts; and
  other equipment.

Since 1999, we have significantly increased our offering of complementary products including:

  building materials;
  electrical supplies;
  toys and games;
  water features such as fountains; and
  spas and spa accessories.

We primarily sell to:

  swimming pool remodelers and builders;
  retail swimming pool stores; and
  swimming pool repair and service companies.

These customers are mostly small, family owned businesses with relatively limited capital resources. We maintain a strict credit policy. In the past, losses from customer receivables have been within our expectations.

Our expenses consist primarily of (i) the cost of products purchased for resale and (ii) operating expenses which are primarily related to labor, occupancy, freight, marketing, and selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share. Such measures adversely affect our gross margins and operating results.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

General (continued)

We calculate same store growth by excluding the following service centers from the calculation for 15 months:

  New service centers opened within the past 15 months;
  Service centers acquired within the past 15 months;
  Service centers consolidated with acquired service centers; and
  Service centers that experience market disruption due to their location in the immediate market areas of those mentioned above.

Beginning in the fourth quarter of 2002, we began calculating our “base business” growth, which is consistent with measures used by other distributors. We calculate base business growth by excluding the following service centers from the calculation for 15 months:

  Service centers acquired within the past 15 months;
  Service centers consolidated with acquired service centers; and
  New service centers opened in new markets in the past 15 months.

The base business calculation differs slightly from the same store calculation because base business includes (i) new service centers opened in existing markets and (ii) service centers affected due to their location in the immediate market areas of newly opened or acquired locations. Additionally, we allocate overhead expenses to the base business by considering base business net sales as a percentage of total net sales.

The Swimming Pool Industry

We believe that the swimming pool industry is relatively young, with room for tremendous growth. Of the approximately 68 million households in the United States that have the economic capacity and the yard space to have a swimming pool, barely 10% own a pool. The industry has grown at a 4-5% annual rate for the past 20 years.

We believe the swimming pool industry will continue to grow 4-5% annually over the next five years, primarily by the need to maintain the growing installed base of pools and secondarily by new pool installations.

The greater part of revenues in our industry is derived from the maintenance of existing swimming pools and the repair and replacement of the equipment that maintains those pools. Thus, the industry generally has not been negatively affected by economic downturns, although there is no assurance that this will continue.

The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise, convenience and landscaping. The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

The business in the swimming pool industry is seasonal, and weather is the biggest challenge. The industry is also affected by other factors including consumer saving and discretionary spending levels, the rate of new housing construction and consumer attitudes toward pool products for environmental or safety reasons.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies

Critical accounting policies are those that are both important to the accurate portrayal of a company’s financial condition and results, and require the most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the nature of our business is such that there are few, if any, complex challenges in accounting for operations.

In order to prepare financial statements that conform to accounting principles generally accepted in the United States (GAAP), we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Certain estimates are particularly sensitive due to their significance to the financial statements and the possibility that future events may be significantly different from our expectations.

We have identified the following five accounting policies that require us to make estimates in order to present fairly our consolidated financial position and results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses if our customers do not make required payments. We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early-buy programs for which we provide extended payment terms to qualified customers. The extended terms require payments in equal installments in April, May and June or May and June, depending on geographical location. In the past, credit losses have been within our expectations.

As our business is seasonal, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance generally increases during this time. We provide reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.2% for amounts currently due up to 100% for specific accounts more than 60 days past due.

At the end of each year, we perform a specific reserve analysis of all accounts with past due balances greater than $25,000. Additionally, we perform a general reserve analysis on the balance of our accounts receivables with emphasis on the remainder of the past due portion of the aging. As we review these past due accounts, we evaluate collectibility based on a combination of factors including:

  aging statistics and trends;
  customer payment history;
  independent credit reports; and
  discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.2% of net sales.

If the balance of the accounts receivable reserve increased or decreased by 50% at December 31, 2002, pretax income would change by approximately $1.7 million or $0.04 per diluted share based on the number of diluted shares outstanding at December 31, 2002.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (continued)

Inventory Obsolescence and Shrink Reserve

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs and provide the highest level of service to our customers. To do this, we maintain at each service center an adequate inventory of SKUs with the highest sales volume. At the same time, we continuously strive to better manage our slower moving classes of inventory which are not as critical to our customers and thus inherently have lower velocity. Service centers classify products into 13 classes based on sales at that location over the past 12 months. The table below presents a description of these inventory classes:

Classes 1-3	Fastest moving items, which represent approximately 80% of net sales at the service center

Classes 4-12	Slower moving items, which we keep in stock to provide a high level of customer service

Class 13	Products with no sales at a particular service center for the past twelve months or special order products not yet delivered to the customer

Products in classes 1-3 turn quickly, thus there is little risk of obsolescence. We establish our reserve for inventory obsolescence based on inventory classes 4-13, with particular emphasis on SKUs with the weakest sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We believe our greatest exposure to inventory obsolescence is inventory classes 4-13. We provide a general reserve of 5% for such inventory. We also provide an additional 5% reserve for excess inventory in classes 4-12 and an additional 45% for excess class 13 inventory. We define excess inventory as the amount of inventory on hand in excess of the previous 12 months usage on a company-wide basis.

In evaluating the adequacy of the reserve for inventory obsolescence and shrink, we consider a combination of factors including:

  the level of inventory in relationship to historical sales level by product, including inventory usage by class based on product sales at both the service center and company levels;
  changes in customer preferences;
  the experience of the service center manager;
  the previous inventory management performance of the service center;
  geographical location; and
  new product offerings.

The reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

If the balance of the inventory reserve increased or decreased by 50% at December 31, 2002, pretax income would change by approximately $1.6 million or $0.04 per diluted share based on the number of diluted shares outstanding at December 31, 2002.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Critical Accounting Policies (continued)

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 101 requires that four basic criteria must be met before we can recognize revenue:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The amounts recognized are fixed and determinable; and
  Collectibility is reasonably assured.

We record revenue when customers take delivery of products. Customers may pick up products at any service center location, or products may be delivered via our trucks or third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point.

We may offer volume rebates, which we accrue monthly as an adjustment to net sales. Additionally, in certain markets, we may offer discount terms of 5% for invoices paid within 10 days. We record customer returns, including those associated with early-buy programs, as an adjustment to net sales. In the past, customer returns have not been material.

Vendor Rebates

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to a specified cumulative level of purchases from our vendors. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

If market conditions were to change, vendors may change the terms of some or all of these programs. Such changes could lower or raise our gross margins on products we sell or revenues earned.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Goodwill

Goodwill represents the excess of acquisition costs over the estimated fair value of net assets acquired. At December 31, 2002, our net goodwill balance was $107.7 million, representing 27% of total assets and 76% of stockholders’ equity.

In January 2002, we adopted SFAS 142, Goodwill and Other Intangible Assets. Under these new rules, we no longer amortize goodwill. Instead, we test goodwill for impairment annually or at any other time when impairment indicators exist.

We completed the transitional goodwill impairment test as required under SFAS 142 and determined that goodwill was not impaired. This transitional test required comparison of our Company’s estimated fair value at January 1, 2002 to the book value, including goodwill. Additionally, we performed the first annual impairment test in October 2002 noting that goodwill is not impaired.

If circumstances change or events occur to indicate that our Company’s fair market value has fallen below the book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

Results of Operations

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three years:

	Year Ended December 31,
	2002	2001	2000

Net sales	100.0%	100.0%	100.0%
Cost of sales	74.0	74.1	75.5

Gross profit	26.0	25.9	24.5
Selling and administrative expenses	18.6	18.1	16.9
Goodwill amortization	—	0.3	0.3

Operating income	7.4	7.5	7.3
Interest expense	0.5	0.6	0.5

Income before income taxes and change in accounting principle	6.9	6.9	6.7

Note: Percentages may not add to total due to rounding.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following discussion of consolidated operating results includes the operating results from acquisitions in 2002, 2001 and 2000. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

2002 compared to 2001

(In thousands)	Base Business		Acquisitions
	Year Ended		Year Ended
	December 31,		December 31,
	2002	2001	2002	2001

Net sales	$908,822	$824,340	$74,424	$29,894

Gross profit	236,027	213,238	19,505	7,636
Gross margin	26.0%	25.9%	26.2%	25.5%

SG&A expenses	162,508	147,523	20,337	7,304
SG&A expenses as a % of net sales	17.9%	17.9%	27.3%	24.4%

Operating income	73,519	65,715	(832)	332
Operating margin	8.1%	8.0%	(1.1)%	1.1%

Note: 2001 excludes goodwill amortization.

Net sales increased $129.0 million, or 15%, to $983.2 million in 2002 from $854.2 million in 2001. Base business growth of 10% contributed $84.5 million to the increase, while acquired service centers (primarily the Fort Wayne Acquisition in August 2002 and secondarily part of the Hughes Acquisition in January 2001) and service centers consolidated with acquired locations accounted for the remaining increase. Same store sales growth was also 10% in 2002. The increase in base business sales is primarily due to the following:

  More favorable weather conditions in 2002;
  A larger installed base of swimming pools resulting in increased sales of non-discretionary products; and
  The continued successful execution of our sales, marketing and service programs.

Gross profit increased $34.6 million, or 16%, to $255.5 million in 2002 from $220.9 million in 2001. This increase was primarily due to the increase in net sales. Base business gross profit contributed $22.8 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Same store gross profit contributed $12.5 million to the increase.

Gross profit as a percentage of net sales (“gross margin”) remained relatively unchanged at 26.0% in 2002 compared to 25.9% in 2001.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2002 compared to 2001 (continued)

Excluding goodwill amortization in 2001, operating expenses increased $28.0 million, or 18%, to $182.8 million in 2002 from $154.8 million in 2001. Operating expenses relating to the base business contributed $15.0 million to this increase, while acquired service centers and locations consolidated with acquired service centers accounted for the remaining increase. Excluding goodwill amortization in 2001, operating expenses as a percentage of net sales increased to 18.6% in 2002 from 18.1% in 2001, primarily due to the dilutive impact of newly opened and acquired service centers. Base business operating expenses as a percentage of net sales remained unchanged at 17.9% in 2002 and 2001. On a same store basis, operating expenses increased $5.9 million in 2002 compared to 2001.

Interest expense decreased $0.3 million to $5.0 million in 2002 from $5.3 million in 2001. Although average debt outstanding was higher in 2002, the effective interest rate decreased to 3.7% in 2002 from 5.0% in 2001, which is consistent with the overall decline in interest rates over the past year.

Income taxes increased $3.3 million to $26.4 million for 2002 compared to $23.1 million for 2001, primarily due to the $9.1 million increase in income before income taxes. In the first quarter of 2002, our effective income tax rate decreased to 39.0% from 39.5% as a result of changes in our state income tax mix, and income tax expense in 2002 was booked at an effective rate of 39.0%.

2001 compared to 2000

(In thousands)			Acquisitions and
	Base Business		New Markets
	Year Ended		Year Ended
	December 31,		December 31,
	2001	2000	2001	2000

Net sales	$663,660	$646,561	$190,574	$25,712

Gross profit	175,915	160,115	44,959	4,265
Gross margin	26.5%	24.8%	23.6%	16.6%

SG&A expenses	119,742	111,091	37,264	4,475
SG&A expenses as a % of net sales	18.0%	17.2%	19.6%	17.4%

Operating income	56,174	49,024	7,694	(210)
Operating margin	8.5%	7.6%	4.0%	(0.8)%

Net sales increased $181.9 million, or 27%, to $854.2 million in 2001 compared to $672.3 million in 2000. Service centers acquired (primarily the Hughes Acquisition of January 2001 and secondarily part of the Superior Acquisition of July 2000) and new locations opened in new markets in the past 15 months contributed $164.8 million to the increase in net sales, while the balance of the increase was attributable to 3% base business growth. Same store sales growth was 2% in 2001.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2001 compared to 2000 (continued)

The base business sales growth trend was adversely affected in 2001 primarily by unfavorable weather throughout most of the year. The pool season experienced a slow start with extended cold weather in the North and unusually wet conditions in the South. Mild temperatures in the North during the summer months further aggravated the season’s slow start, while a stagnant tropical system shut down the pool business in the south central United States for two weeks in June, which is typically the most active sales month. Additionally, the tragic events of September 11th put a damper on 2001 late season sales in the swimming pool industry.

Gross profit increased $56.5 million, or 34%, to $220.9 million in 2001 compared to $164.4 million in 2000. Base business gross profit growth of nearly 10% contributed $15.8 million to the increase, while acquired locations and new service centers in new markets accounted for the remaining increase. Same store gross profit growth was nearly 9% in 2001. Base business gross profit growth was due to several factors including:

  a 3% increase in base business sales;
  improvements in pricing accuracy and greater pricing discipline at the point of sale;
  a continued focus on a preferred vendor program initiated in 1999 which encourages service centers to purchase products from a smaller number of vendors in order to effect more efficient purchasing and inventory management;
  increased sales of complementary products that typically enjoy higher gross margins; and
  the utilization of centralized shipping locations which purchase slower turning inventories (such as parts) in bulk quantities and then redistribute products to service centers.

These improvements led to an increase in gross margin to 25.9% in 2001 from 24.5% in 2000, despite the dilutive impact of newly opened and acquired service centers. Base business gross margin increased to 26.5% in 2001 from 24.8% in 2000.

Operating expenses consisting of selling and administrative expenses and goodwill amortization increased $41.4 million, or 36%, to $157.0 million in 2001 from $115.6 million in 2000. Acquired service centers and new locations in new markets accounted for $32.7 million of the increase. Base business operating expenses increased $8.7 million primarily due to the following:

  increases in salary expense to support the increase in sales and a continued focus on improving customer service;
  an increase in occupancy costs due to the relocation of existing service centers to larger sites to accommodate their growth in activity and the introduction of new products; and
  an increase in freight costs resulting from higher gas prices in 2001.

Operating expenses as a percentage of net sales increased to 18.4% in 2001 from 17.2% in 2000. Base business operating expense as a percentage of net sales increased 80 basis points to 18.0% in 2001 from 17.2% in 2000, primarily due to our increased investment in sales, marketing and service programs and lower than expected sales in 2001 caused by the unfavorable weather conditions discussed above.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

2001 compared to 2000 (continued)

Interest expense increased $1.7 million to $5.3 million in 2001 from $3.6 million in 2000 primarily because average debt outstanding increased to $63.8 million in 2001 compared to $38.3 million in 2000. Additionally, we wrote-off approximately $0.2 million of financing costs in the fourth quarter of 2001 when we replaced our Senior Loan Facility one year prior to the maturity date.

Income taxes increased $6.0 million to $23.1 million for 2001 compared to $17.1 million for 2000, primarily due to the $13.4 million increase in income before income taxes. During the fourth quarter of 2001, our effective income tax rate increased to 39.5% from 38.5% as a result of changes in our state income tax mix.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions:

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

In 2002, approximately 66% of net sales were generated in the second and third quarters of the year, and approximately 100% of operating income was generated in that same period.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the upcoming peak selling season. Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs in late first quarter or early second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired service centers. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the upcoming peak selling season.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The table below presents certain unaudited quarterly data for 2002 and 2001. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(In thousands)	2002				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$171,354	$364,088	$288,799	$159,005	$155,207	$331,685	$235,742	$131,600
Gross profit	43,502	96,695	75,069	40,266	38,104	87,858	61,659	33,253
Operating income (loss)	4,331	48,375	24,447	(4,466)	3,212	42,807	21,768	(3,919)
Net sales as a % of annual net sales	18%	37%	29%	16%	18%	39%	28%	15%
Gross profit as a % of annual gross profit	17%	38%	29%	16%	17%	40%	28%	15%
Operating income (loss) as a % of
annual operating income	6%	66%	34%	(6)%	5%	67%	34%	(6)%

Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current need for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect liquidity include the following:

  The adequacy of available bank lines of credit;
  The ability to attract long-term capital with satisfactory terms;
  Cash flows generated from operating activities;
  Acquisitions;
  The timing and extent of share repurchases; and
  Capital expenditures.

Our primary sources of working capital are cash from operations supplemented by bank borrowings under a credit agreement (the Credit Agreement) with a group of banks. Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions and share repurchases. In the past, borrowings, together with cash from operations and seller financing, have been sufficient to support our growth and to finance acquisitions.

The Credit Agreement, which matures on November 27, 2004, allows us to borrow under a revolving line of credit (the Revolving Credit Facility). In August 2002, we expanded our borrowing capacity under the Revolving Credit Facility from $110.0 million to $150.0 million to facilitate the Fort Wayne Acquisition and share repurchases.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

During the twelve months ended December 31, 2002, we received net proceeds of $40.2 million under the Revolving Credit Facility. At December 31, 2002, there was $125.2 million outstanding and $24.8 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported by trade accounts receivable and product inventories. In order to meet seasonal working capital needs, in the first quarter of 2003 we also borrowed additional funds in the form of two short-term notes. On March 13, 2003 there was $7.0 million outstanding and $3.0 million available for borrowing under these notes.

The average effective interest rate of the Revolving Credit Facility was 3.7% for the twelve month period ended December 31, 2002. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%, or the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of December 31, 2002, we were in compliance with all covenants and financial ratio requirements.

At December 31, 2002, our contractual obligations of long-term debt and operating leases were as follows (in thousands):

	Payments due by period
Contractual		Less than			5 years and
obligations	Total	1 year	1-2 years	3-4 years	thereafter

Long-term debt	$129,602	$885	$126,946	$1,771	$—
Operating leases	69,147	20,620	29,355	13,238	5,934

	$198,749	$21,505	$156,301	$15,009	$5,934

Net cash provided by operating activities increased $32.4 million to $59.2 million in 2002 from $26.8 million in 2001, primarily due to the decrease in product inventories, partially offset by the decrease in accounts payable. In 2001, net cash provided by operating activities increased $8.5 million to $26.8 million from $18.3 million in 2000, primarily due to a $7.3 million increase in net income.

In the fourth quarter of 2001, we made payments to vendors of approximately $27.4 million for product inventory receipts with extended terms. We made these payments to take advantage of prompt payment discounts offered by manufacturers in the fourth quarter of 2001. Such off season early buy purchases are normal in the pool industry except for manufacturers choosing to ship on a more accelerated basis in the fourth quarter of 2001 versus prior year fourth quarters. These purchases consisted mainly of high velocity whole goods such as pumps, filters, heaters and cleaners with little risk of obsolescence.

Initially, acquisitions are financed through increased borrowings under our Revolving Credit Facility and those borrowings are then reduced with cash flows from operations. The same principle applies for funds used for share repurchases and capital expenditures.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

We believe we have adequate availability of capital to fund present operations and anticipated growth, including expansion in existing and targeted market areas. We continually evaluate potential acquisitions and we have held discussions with a number of acquisition candidates. However, we currently have no binding agreement with respect to any acquisition candidate. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue common or preferred stock to raise funds.

Accounts Receivable and the Allowance for Doubtful Accounts

Excluding the approximate $5.9 million Fort Wayne accounts receivable, accounts receivable increased $4.0 million, or 7%, to $64.2 million at December 31, 2002 compared to $60.2 million at December 31, 2001. This increase is less than the 10% increase in base business net sales between periods.

The allowance for doubtful accounts increased to $3.3 million at December 31, 2002 from $2.8 million at December 31, 2001. This increase is consistent with the increase in gross and past due accounts receivable from 2001 to 2002. We continue to maintain an adequate reserve of the greater than 60 days past due receivables. The allowance remained relatively consistent as a percentage of the greater than 60 days past due receivables at 47.7% at December 31, 2002 compared to 45.9% at December 31, 2001.

Product Inventories and the Reserve for Shrink and Obsolescence

Excluding the approximate $20.9 million Fort Wayne inventory, product inventories decreased $18.7 million, or 10%, to $162.8 million at December 31, 2002 from $181.5 million at December 31, 2001. As discussed in our 2001 annual report on Form 10-K, the inventory balance at the end of 2001 was approximately $35.0 million higher than typically required at the end of the year because we received significant early-buy purchases in the fourth quarter of 2001 from manufacturers motivated to reduce their own inventory levels. Adjusted for the additional $35.0 million of inventory received in late 2001 and excluding the Fort Wayne inventory in 2002, our base business inventory increased by approximately $16.3 million, or 11%, which is consistent with the 10% increase in base business sales. Average inventory per service center at the end of 2002 was approximately $145,000 less than average inventory per service center at December 31, 2001.

As we continue to improve the quality of our inventory, the inventory reserve has decreased accordingly to $3.1 million at December 31, 2002 from $3.9 million at December 31, 2001. The reserve as a percentage of slow-moving class 13 inventory decreased to 40.2% at the end of 2002 compared to 46.1% at the end of 2001. At December 31, 2002, approximately 70% of our inventory balance was comprised of high velocity inventory classes 1 through 3.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Share Repurchase Program

Between March 1999 and December 2002, we purchased 3.8 million shares of our common stock in the open market at an average price of $19.69 per share, including 1.8 million shares purchased in 2002 at an average price of $26.19. In December 2002, we retired all treasury shares.

Between February 13, 2003 and March 13, 2003, we purchased 128,200 shares of our common stock in the open market at an average price of $26.03 per share.

As part of our share repurchase program, in July 2002 our Board of Directors authorized an additional $50.0 million for share repurchases, of which $35.2 million remained available as of March 13, 2003. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

The impact of our common stock repurchases had the effect of reducing diluted weighted average shares outstanding by approximately 0.8 million shares for the year ended December 31, 2002.

Item 7a.	Quantitative and Qualitative Disclosures about Market Risk

We are exposed to market risks, including interest rate risk and foreign currency risk. The adverse effects of potential changes in these market risks are discussed below. The following discussion does not consider the effects of the reduced level of overall economic activity that could exist following such changes. Further, in the event of changes of such magnitude, we would likely take actions to mitigate our exposure to such changes.

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our long-term debt. If (i) the variable rates on our Revolving Credit Facility increased or decreased 1.0% from the rate at December 31, 2002; and (ii) we borrowed the maximum amount available under the Revolving Credit Facility ($150.0 million) for all of 2003, then our pretax income would change by approximately $1.5 million or $0.04 per diluted share based on the number of diluted shares outstanding at December 31, 2002. The fair value of our Revolving Credit Facility is not affected by changes in market interest rates.

Foreign Exchange Risk

We have wholly-owned subsidiaries in the United Kingdom, France, Portugal and Canada. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. However, due to the size of our foreign operations, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2003.

Functional Currencies

Canada	Canadian Dollar
United Kingdom	British Pound
France	Eurodollar
Portugal	Eurodollar

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
  the effectiveness of our advertising, marketing and promotional programs changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations)
  the risk of fire, safety and casualty losses and related liability claims inherent in the storage of chemicals that we sell

We cannot guarantee that any future event or result will be realized, although we believe we have been prudent in our plans and assumptions. Should additional risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from those anticipated. Investors should bear this in mind as they consider forward-looking statements.

Item 8.	Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements and related Notes (pages F-1 through F-24).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Part III.

Item 10.	Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2003 Proxy Statement to be filed with the SEC.

SCP POOL CORPORATION

Part III.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s 2003 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s 2003 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2003 Proxy Statement to be filed with the SEC.

Item 14.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2002, Management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of December 31, 2002.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2002.

Part IV.

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

a.	1.	The Consolidated Financial Statements included in Item 8 and set forth on pages
F-1 through F-24.

	2.	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts
All other schedules are omitted because they are not applicable or are not required, or because the required information is included in the Consolidated Financial
Statements or Notes.

	3.	The exhibits listed in the Index to the Exhibits.

b.		Reports on Form 8-K.

On October 18, 2002, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing third quarter earnings results.

On November 13, 2002, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, setting forth the certifications made by the CEO and CFO certifying the accuracy of the financial information contained in the third quarter 10-Q as filed with the SEC.

SCP POOL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

SCP POOL CORPORATION

Report of Independent Auditors

The Board of Directors
SCP Pool Corporation

We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the index at Item 15a2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

/S/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 7, 2003

SCP POOL CORPORATION

Consolidated Balance Sheets

(In thousands except share data)	December 31,
	2002	2001

Assets
Current assets
Cash and cash equivalents	$5,132	$3,524
Receivables, net	70,142	60,231
Product inventories, net	183,720	181,462
Prepaid expenses	2,372	2,517
Deferred income taxes	1,708	2,599

Total current assets	263,074	250,333

Property and equipment, net	20,921	15,844
Goodwill	107,739	73,582
Intangible assets, net	7,968	5,841
Other assets, net	2,392	2,990

Total assets	$402,094	$348,590

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	93,307	95,588
Accrued and other current liabilities	24,708	17,798
Current portion of long-term debt	885	91

Total current liabilities	118,900	113,477

Deferred income taxes	12,536	5,541
Long-term debt, less current portion	125,175	85,000
Other long-term liabilities	3,542	—

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 23,594,730 and 26,966,519 shares
issued and outstanding at December 31, 2002
and 2001, respectively	23	27
Additional paid-in capital	63,555	61,353
Retained earnings	78,847	112,611
Treasury stock, 1,998,150 shares of common stock as of
December 31, 2001	—	(27,567)
Unearned compensation	(575)	(909)
Accumulated other comprehensive income (loss)	91	(943)

Total stockholders’ equity	$141,941	$144,572

Total liabilities and stockholders’ equity	$402,094	$348,590

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(in thousands except per share data)	Year Ended December 31,
	2002	2001	2000

Net sales	$983,246	$854,234	$672,273
Cost of sales	727,714	633,360	507,893

Gross profit	255,532	220,874	164,380
Selling and administrative expenses	182,845	154,827	113,919
Goodwill amortization	—	2,179	1,647

Operating income	72,687	63,868	48,814
Interest expense	4,977	5,283	3,592

Income before income taxes	67,710	58,585	45,222
Income taxes	26,407	23,141	17,146

Net income	$41,303	$35,444	$28,076

Earnings per share
Basic	$1.70	$1.39	$1.10
Diluted	$1.62	$1.33	$1.06

Weighted average shares outstanding
Basic	24,231	25,425	25,486
Diluted	25,525	26,725	26,613

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands; amounts in Dollars except share data)							Accumulated
				Additional			Other
	Common Stock		Treasury	Paid-In	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income (loss)	Total

Balance at December 31, 1999	26,483	27	(6,231)	55,256	(554)	49,091	23	97,612
Net income	—	—	—	—	—	28,076	—	28,076
Foreign currency translation	—	—	—	—	—	—	(342)	(342)

Comprehensive income, net of tax	—	—	—	—	—	—	—	27,734
Treasury stock, 396 shares of
Common stock	—	—	(4,377)	—	—	—	—	(4,377)
Unearned compensation	—	—	—	—	(295)	—	—	(295)
Exercise of stock options
including tax benefit of $675	180	—	—	2,253	—	—	—	2,253
Employee stock purchase plan	26	—	—	268	—	—	—	268

Balance at December 31, 2000	26,689	27	(10,608)	57,777	(849)	77,167	(319)	123,195
Net income	—	—	—	—	—	35,444	—	35,444
Foreign currency translation	—	—	—	—	—	—	38	38
Interest rate swaps	—	—	—	—	—	—	(662)	(662)

Comprehensive income, net of tax	—	—	—	—	—	—	—	34,820
Treasury stock, 794 shares of
Common stock	—	—	(16,959)	—	—	—	—	(16,959)
Unearned compensation	—	—	—	—	(60)	—	—	(60)
Exercise of stock options
including tax benefit of $1,567	256	—	—	3,223	—	—	—	3,223
Employee stock purchase plan	22	—	—	353	—	—	—	353

Balance at December 31, 2001	26,967	27	(27,567)	61,353	(909)	112,611	(943)	144,572
Net income	—	—	—	—	—	41,303	—	41,303
Foreign currency translation	—	—	—	—	—	—	372	372
Interest rate swaps	—	—	—	—	—	—	662	662

Comprehensive income, net of tax	—	—	—	—	—	—	—	42,337
Treasury stock, 1,814 shares of
Common stock	—	—	(47,504)	—	—	—	—	(47,504)
Retirement of treasury shares	(3,812)	(4)	75,071	—	—	(75,067)	—	—
Unearned compensation	—	—	—	—	334	—	—	334
Exercise of stock options
including tax benefit of $996	104	—	—	1,616	—	—	—	1,616
Employee stock purchase plan	22	—	—	495	—	—	—	495
Conversion of convertible debt	314	—	—	91	—	—	—	91

Balance at December 31, 2002	23,595	23	—	63,555	(575)	78,847	91	141,941

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2002	2001	2000

Operating activities
Net income	$41,303	$35,444	$28,076
Adjustments to reconcile net income to net cash provided by
operating activities
Depreciation and amortization	6,842	8,107	5,131
Provision for doubtful accounts receivable, net of write-offs	522	(71)	(221)
Provision for inventory obsolescence, net of write-offs	(821)	(971)	1,484
Provision for deferred income taxes (benefit)	5,937	1,380	(988)
Loss on sale of property and equipment	70	4	71
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	6,086	5,678	(6,036)
Product inventories	16,635	(34,912)	(23,195)
Prepaid expenses and other assets	1,312	(3,601)	102
Accounts payable	(18,306)	15,203	11,816
Accrued expenses and other current liabilities	(421)	492	2,063

Net cash provided by operating activities	59,159	26,753	18,303

Investing activities
Acquisition of businesses, net of cash acquired	(45,350)	(50,684)	(24,879)
Purchase of property and equipment	(6,430)	(6,325)	(4,289)
Proceeds from sale of property and equipment	14	52	27

Net cash used in investing activities	(51,766)	(56,957)	(29,141)

Financing activities
Net borrowings from revolving loan	40,175	52,350	16,975
Payments on long-term debt	—	(8,250)	(3,750)
Issuance of common stock	1,110	3,125	1,799
Purchase of treasury stock	(47,504)	(16,958)	(4,377)

Net cash provided by (used in) financing activities	(6,219)	30,267	10,647
Effect of exchange rate changes on cash	434	30	(336)

Change in cash and cash equivalents	1,608	93	(527)
Cash and cash equivalents at beginning of year	3,524	3,431	3,958

Cash and cash equivalents at end of year	$5,132	$3,524	$3,431

Supplemental cash flow information
Cash paid during the year for
Interest	$4,282	$4,659	$3,426
Income taxes, net of refunds	18,738	18,399	18,405
Non cash financing and investing transactions
Convertible note exchanged for stock	91	—	—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2002, SCP Pool Corporation and its wholly-owned subsidiaries (the Company, which may be referred to as SCP, we, us or our), maintained 185 service centers in North America and Europe from which we sell swimming pool equipment, parts and supplies to pool builders, retail stores and service companies. We distribute products through two national networks: The SCP network and the Superior Pool Products (SPP) network.

Net sales by geographic region were as follows (in thousands):

	2002	2001	2000

United States	$945,357	$833,939	$653,251
International	37,889	20,295	19,022

	$983,246	$854,234	$672,273

Property and equipment by geographic region were as follows (in thousands):

	2002	2001	2000

United States	$19,996	$15,275	$8,841
International	925	569	388

	$20,921	$15,844	$9,229

Basis of Presentation and Principles of Consolidation

We prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results.

The consolidated financial statements include the accounts of SCP Pool Corporation and our wholly-owned subsidiaries. We eliminated all significant intercompany accounts and transactions.

Use of Estimates

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates are those relating to the allowance for doubtful accounts and the inventory reserve. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Segment Reporting

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public companies report information about operating segments in annual financial statements and establishes standards for related disclosures about products and services, geographic areas and major customers. We have reviewed SFAS 131 and determined that we have a single reportable segment.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Seasonality and Weather

Our business is highly seasonal, and weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions:

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

Earnings Per Share

In accordance with SFAS 128, Earnings per Share, we calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock options and convertible notes.

Financial Instruments

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Credit Risk and Allowance for Doubtful Accounts

We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early-buy programs for which we provide extended payment terms to qualified customers. In the past, credit losses have been within our expectations.

For a complete discussion of the allowance for doubtful accounts, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Product Inventories and Reserve for Inventory Obsolescence and Shrink

Product inventories represent the largest asset on our balance sheet and consist primarily of goods we purchase from manufacturers and intend to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Bio-Lab, Inc. (a subsidiary of Great Lakes Chemicals, Inc.). These suppliers provided approximately 13%, 10% and 7%, respectively, of the products we sold in 2002.

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to a specified cumulative level of purchases from our vendors. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

For a complete discussion of product inventories and the inventory reserve, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	the life of the lease, including any expected renewals
Autos and trucks	3 years
Machinery and equipment	10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

The table below presents depreciation expense for the past three years (in thousands):

2002	2001	2000

$4,203	$3,265	$1,997

On January 1, 2002 we adopted SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS 144 supersedes SFAS 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, and the accounting and reporting provisions of Accounting Principles Board Opinion (APB) 30, Reporting the Results of Operations for a Disposal of a Segment of a Business. The adoption of this Statement did not have a material impact on our financial position or operating results.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets

Under the provisions of SFAS 142, Goodwill and Other Intangible Assets, we test goodwill for impairment annually or at any other time when impairment indicators exist. We test intangible assets with finite lives under the provisions of SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which requires testing for recoverability whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable.

Self Insurance

We retain certain self-insurance risks for both health benefits and property and casualty insurance programs. We have limited our exposure by maintaining excess and aggregate liability coverage. We establish self-insurance reserves based on claims filed and estimates of claims incurred but not reported. The estimates are based on information provided to us by the claims administrators.

Advertising Costs

Advertising costs are expensed as incurred. The table below presents advertising expense for the past three years (in thousands):

2002	2001	2000

$4,927	$3,194	$3,016

Income Taxes

We record deferred income taxes under the provisions of SFAS 109, Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between (i) the carrying amounts of assets and liabilities for financial reporting purposes and (ii) the amounts used for income tax purposes. We measure the assets and liabilities using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

Stock Compensation Arrangements

Under the provisions of SFAS 123, Accounting for Stock-Based Compensation, companies may account for employee stock options using either (i) SFAS 123’s fair value method or (ii) the intrinsic value method provided by APB 25, Accounting for Stock Issued to Employees. Under the SFAS 123 fair value method, companies recognize compensation expense related to employee stock options based on the fair value of the options on the grant date as estimated by an option pricing model. The intrinsic value method prescribed by APB 25 requires recognition of compensation expense when the exercise price of the granted options is less than the stock’s market price on the grant date.

We account for our employee stock options under the intrinsic value method described by APB 25. Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. The table below presents compensation expense for options granted below market price (in thousands):

2002	2001	2000

$334	$391	$428

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies

Stock Compensation Arrangements (continued)

If we had accounted for our employee stock options using the fair value method described in SFAS 123, our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

	December 31,
	2002	2001	2000

Reported net income	$41,303	$35,444	$28,076

Add: Stock-based employee compensation
expense included in reported net
income, net of the tax effect	204	237	264

Deduct: Total stock-based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(2,350)	(1,696)	(1,184)

Pro-forma net income	$39,157	$33,985	$27,156

Basic earnings per share
As reported	$1.70	$1.39	$1.10
Pro-forma	$1.62	$1.34	$1.07
Diluted earnings per share
As reported	$1.62	$1.33	$1.06
Pro-forma	$1.53	$1.27	$1.02

For purposes of pro-forma disclosures, the estimated fair value of employee options is ratably expensed over the options’ vesting period. We estimated the fair value of these options at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2002		2001		2000

Risk-free interest rate	4.98%		5.00%		6.77%
Expected dividend yield	—		—		—
Expected volatility	0.35		0.28		0.27
Weighted average expected life	8.0	years	7.5	years	7.3	years

The Black-Scholes option valuation model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options because:

  The characteristics of our employee stock options are significantly different from those of traded options; and
  Changes in the subjective input assumptions can materially affect the fair value estimate.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 101 requires that four basic criteria must be met before we can recognize revenue:

  Persuasive evidence of an arrangement exists;
  Delivery has occurred or services have been rendered;
  The amounts recognized are fixed and determinable; and
  Collectibility is reasonably assured.

We record revenue when customers take delivery of products. Customers may pick up products at any service center location, or products may be delivered via our trucks or third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point.

Derivatives and Hedging Activities

We recognize all derivatives at fair value on the balance sheet. The effective portion of changes in the fair value of derivatives qualifying as cash flow hedges are recognized in other comprehensive income until the hedged item is recognized in earnings, or until it becomes unlikely that the hedged transaction will occur. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

In May 2001, we entered into two interest rate swap agreements as cash flow hedges to reduce our exposure to fluctuations in interest rates. Any differences paid or received on our interest rate swaps were recognized as adjustments to interest expense over the life of each swap. The swaps expired on December 31, 2002, and no ineffectiveness was recognized over the life of the swaps.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales, and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight which we include in selling, general and administrative expenses (in thousands):

2002	2001	2000

$15,703	$14,724	$10,087

Reclassifications

We reclassified certain amounts in our 2001 and 2000 financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income or earnings per share as previously reported for those years.

SCP POOL CORPORATION

2.	Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of the net assets acquired. In June 2001, we adopted SFAS 141, Business Combinations, and in January 2002 we adopted SFAS 142, Goodwill and Other Intangible Assets. Under these new rules, we no longer amortize goodwill. Instead, we test goodwill for impairment annually or at any other time when impairment indicators exist. Under the provisions of SFAS 142, we continue to amortize our intangible assets consisting of non-compete agreements because they have finite lives.

We completed the transitional goodwill impairment test as required under SFAS 142 and determined that goodwill was not impaired. This transitional test required comparison of our Company’s estimated fair value at January 1, 2002 to the book value, including goodwill. Additionally, we performed the first annual impairment test in October 2002 noting that goodwill is not impaired.

Through December 31, 2001, we amortized goodwill on a straight-line basis over periods ranging from 20-40 years.

We amortize non-compete agreements over the contractual terms.

The changes in the carrying amount of goodwill for the year ended December 31, 2002 are as follows (in thousands):

Balance at December 31, 2001	$73,582
Acquired goodwill	34,157

Balance at December 31, 2002	$107,739

Other intangible amortization expense was $2.3 million for the year ended December 31, 2002. The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2003	$2,805
2004	1,839
2005	1,504
2006	935
2007	590

SCP POOL CORPORATION

2.	Goodwill and Other Intangible Assets (continued)

The table below provides a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share as if the non-amortization provisions of SFAS 142 had been applied beginning January 1, 2000 (in thousands, except per share data):

	2002	2001	2000

Reported net income	$41,303	$35,444	$28,076
Add back: goodwill amortization	—	2,179	1,647
Adjust: tax effect	—	(861)	(634)

Adjusted net income	$41,303	$36,762	$29,089

Reported basic EPS	$1.70	$1.39	$1.10
Add back: goodwill amortization	—	0.09	0.06
Adjust: tax effect	—	(0.03)	(0.02)

Adjusted basic EPS	$1.70	$1.45	$1.14

Reported diluted EPS	$1.62	$1.33	$1.06
Add back: goodwill amortization	—	0.08	0.06
Adjust: tax effect	—	(0.03)	(0.02)

Adjusted diluted EPS	$1.62	$1.38	$1.10

3.	Acquisitions

In August 2002, we purchased 100% of the outstanding common shares of Fort Wayne Pools, Inc. (Fort Wayne or the Fort Wayne Acquisition). Fort Wayne was a distributor and manufacturer of swimming pool equipment, parts and supplies, and its distribution network consisted of 22 service centers in 16 states.

The acquisition of Fort Wayne is consistent with our strategy of complementing our internal growth with the purchase of additional service centers. The acquisition of these additional 22 service centers will expand the reach and market share of our SPP network allowing us to enhance our service capabilities and better serve the growing pool industry. In the fourth quarter of 2002, we closed one location and consolidated 13 of the 22 acquired service centers with SPP locations. The remaining eight service centers will operate as part of the SPP network.

The approximate $49.7 million cash purchase price was determined based on negotiations with the former shareholders of Fort Wayne and our valuation considerations, which included historical and prospective earnings, net asset value and other valuation considerations consistent with our historical valuations of acquisitions. In accordance with the purchase agreement, we placed $1.0 million of the purchase price in an escrow account to secure certain indemnification and other post-closing obligations of the sellers, and any amounts remaining in the escrow account in August 2005 will be paid to the sellers.

SCP POOL CORPORATION

3.	Acquisitions (continued)

We allocated the purchase price, net of cash acquired, as follows (in thousands):

Receivables	$16,500
Product inventories	18,000
Property and equipment	3,000
Goodwill	33,900
Non-compete agreements	4,400
Other assets	800
Accounts payable and other liabilities	(26,900)

$49,700

We do not expect the goodwill recorded in connection with the Fort Wayne Acquisition to be deductible for tax purposes. Additionally, we signed non-compete agreements with certain former Fort Wayne shareholders providing for payments in the aggregate of $5.0 million over the next five years. We recorded the non-compete agreements at their present value of $4.4 million.

We have included the results of Fort Wayne’s operations in the Consolidated Financial Statements since the acquisition date.

We completed three acquisitions in 2001 (the 2001 Acquisitions). In January 2001, we completed the purchase of substantially all of the assets and the assumption of certain liabilities of the pool division of Hughes Supply, Inc. (Hughes or the Hughes Acquisition). Hughes distributed swimming pool equipment, parts and supplies through 31 locations in the eastern half of the United States. The acquisition of these 31 service centers allowed us to further our presence in existing markets and enter new markets. Five of these service centers operate in the SCP network and the remaining 26 operate as part of the SPP network. We financed the approximate $47.5 million cash purchase price with borrowings under our revolving line of credit and a $25.0 million short-term seller’s note issued by Hughes (the Hughes Note). The Hughes Note was fully paid in November 2001. We allocated the purchase price, net of cash acquired, as follows (in thousands):

Receivables	$11,000
Product inventories	27,000
Property and equipment	3,500
Goodwill	15,000
Non-compete agreement	3,000
Other assets	500
Accounts payable and other liabilities	(12,500)

$47,500

We expect the goodwill acquired in the Hughes Acquisition to be fully deductible for tax purposes. We are amortizing the non-compete agreement using the straight-line method over the agreement’s five-year contractual life.

In July and October 2001, we acquired the capital stock of Exporlinea Importação e Exportação de Equipamentos para Tratamento de Águas E Outros, LDA (Exporlinea) and certain assets of Capital Pool Industries Limited (Capital), distributors of swimming pool equipment, parts and supplies. Exporlinea operated two service centers in Portimao and Lisbon, Portugal. Capital operated three service centers in Ontario, Canada. As a result of the Exporlinea and Capital Acquisitions, we expanded our international operations from four service centers to nine service centers.

SCP POOL CORPORATION

3.	Acquisitions (continued)

We accounted for the 2001 Acquisitions using the purchase method of accounting, and we have included the results of operations in the Consolidated Financial Statements since their respective acquisition dates.

We completed two acquisitions in 2000 (the 2000 Acquisitions). In July 2000, we completed the purchase of substantially all of the assets and the assumption of certain liabilities of Superior Pool Products, Inc. (SPP or the Superior Acquisition), a distributor of swimming pool equipment, parts and supplies. The Superior Acquisition added 19 service centers in California, Arizona and Nevada allowing us to increase our presence in existing markets. We allocated the approximate $23.5 million cash purchase price, net of cash acquired, as follows (in thousands):

Receivables	$5,500
Product inventories	10,000
Goodwill	10,500
Non-compete agreement	2,000
Accounts payable and other liabilities	(4,500)

$23,500

We expect the goodwill acquired in the Superior Acquisition to be fully deductible for tax purposes. We are amortizing the non-compete agreement using the straight-line method over the agreement’s four-year contractual life.

In October 2000, we completed the purchase of substantially all of the assets and the assumption of certain liabilities of Pool-Rite, Inc., which distributed swimming pool equipment, parts and supplies through two service centers in Miami – Dade County, Florida.

We accounted for the 2000 Acquisitions using the purchase method of accounting, and we have included the results of operations in the Consolidated Financial Statements since their respective acquisition dates.

SCP POOL CORPORATION

4.	Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2002	2001

Receivables
Trade accounts	$58,253	$45,675
Vendor rebates	13,728	15,443
Income tax receivable	—	465
Other	1,460	1,425

	73,441	63,008
Less allowance for doubtful accounts	(3,299)	(2,777)

	$70,142	$60,231

Property and equipment
Land	$1,105	$1,026
Building	1,207	1,079
Leasehold improvements	7,409	4,084
Autos and trucks	429	556
Machinery and equipment	13,553	6,687
Computer equipment	9,961	7,124
Furniture and fixtures	7,370	5,297

	41,034	25,853
Less accumulated depreciation	(20,113)	(10,009)

	$20,921	$15,844

Intangible assets
Non-compete agreements	$13,957	$9,529
Less accumulated amortization	(5,989)	(3,688)

	$7,968	$5,841

Other assets
Loan financing fees	$901	$638
Escrow for Fort Wayne Acquisition	1,000	—
Deposits and other	781	2,385

	2,682	3,023
Less accumulated amortization	(290)	(33)

	$2,392	$2,990

Accrued expenses and other current liabilities
Salaries, bonuses and profit sharing	$13,592	$9,824
Other	11,116	7,974

	$24,708	$17,798

Accumulated other comprehensive income (loss)
Foreign currency items	$91	$(281)
Net loss on cash flow hedge derivatives	—	(662)

	$91	$(943)

SCP POOL CORPORATION

5.	Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2002	2001

Revolving Line of Credit, variable rate (effective interest
rate of 3.7% at December 31, 2002), due November 2004	$125,175	$85,000
10% Convertible Notes, due in 2002	—	91
Payments due to former Fort Wayne shareholders, due in five
$1.0 million annual installments in August of each year
(interest imputed at 4.2%)	4,427	—

	129,602	85,091
Less current portion	(885)	(91)

	$128,717	$85,000

On November 27, 2001, we entered into a new credit agreement (the Credit Agreement) with a group of banks. This Credit Agreement replaced our previous Senior Loan Facility, which consisted of a Term Loan and a Revolver Loan. The Credit Agreement, which matures on November 27, 2004, allows us to borrow funds under a revolving line of credit (the Revolving Credit Facility). In August 2002, we expanded our borrowing capacity under the Revolving Credit Facility from $110.0 million to $150.0 million to facilitate the Fort Wayne Acquisition and share repurchases.

At December 31, 2002, there was $125.2 million outstanding and $24.8 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported by trade accounts receivable and product inventories. We pay a quarterly commitment fee of 0.30% to 0.45% (depending on our leverage ratio) of the unused portion of available credit under the Revolving Credit Facility.

The average effective interest rate of the Revolving Credit Facility was 3.7% for the twelve month period ended December 31, 2002. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%, or the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants which require us to maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of December 31, 2002, we were in compliance with all the covenants and financial ratio requirements.

Additionally, in 2002 we signed non-compete agreements with certain former Fort Wayne shareholders providing for $1.0 million annual payments over the next five years. We recorded the non-compete agreements at their present value of $4.4 million.

SCP POOL CORPORATION

5.	Debt (continued)

In May 2001, we entered into two interest rate swap agreements, primarily to reduce our exposure to fluctuations in interest rates. Under the swap agreements, we agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on interest rate swap agreements were recognized as adjustments to interest expense over the life of each swap, thereby adjusting the effective interest rate on the underlying obligation. Both of our interest rate swaps, which expired on December 31, 2002, were designated as cash flow hedges. No ineffectiveness related to these two swaps was recognized in 2002.

6.	Income Taxes

Income from continuing operations before the provision for income taxes is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2002	2001	2000

United States	$66,705	$58,729	$44,231
Foreign	1,005	(144)	991

Total	$67,710	$58,585	$45,222

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2002	2001	2000

Current
Federal	$19,891	$18,919	$16,321
Foreign	275	(5)	221
Other, primarily state	3,333	2,847	1,592

	23,499	21,761	18,134

Deferred
Federal	2,693	1,200	(889)
Other, primarily state	215	180	(99)

	2,908	1,380	(988)

Total	$26,407	$23,141	$17,146

We paid income taxes totaling $18.7 million in 2002 and $18.4 million in 2001.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes is as follows:

	December 31,
	2002	2001	2000

Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	4.00	4.50	2.92

Total effective tax rate	39.00%	39.50%	37.92%

SCP POOL CORPORATION

6.	Income Taxes (continued)

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001

Deferred tax liabilities
Intangible assets, primarily goodwill	$8,338	$5,267
Trade discounts on purchases	1,692	556
Prepaid expenses	1,369	1,447
Other	1,138	426

Total deferred tax liabilities	12,537	7,696

Deferred tax assets
Product inventories	828	2,864
Allowance for doubtful accounts	525	865
Accrued expenses	238	1,025

Total deferred tax assets	1,591	4,754

Net deferred tax liabilities	$10,946	$2,942

We reduce federal, state and foreign income taxes payable by the tax benefits associated with the exercise of stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. This benefit, which we record in stockholders’ equity, was $1.0 million in 2002 and $1.6 million in 2001.

Current U.S. income taxes and foreign withholding taxes and deferred income taxes were not provided on undistributed earnings of our non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

7.	Common Stock and Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related earnings per share calculation (in thousands):

	December 31,
	2002	2001	2000

Numerator
Net income	$41,303	$35,444	$28,076
Adjustment for interest expense, net of tax, on convertible notes	6	6	8

Numerator for diluted earnings per share	$41,309	$35,450	$28,084

Denominator
Denominator for basic earnings per share – weighted average shares	24,231	25,425	25,486
Effect of dilutive securities
Stock options	988	984	814
Employee stock purchase plan	2	2	—
Convertible notes	304	314	314

Denominator for diluted earnings per share	25,525	26,725	26,614

SCP POOL CORPORATION

8.	Commitments

We lease facilities for our corporate office, service centers, vehicles and equipment under non-cancelable operating leases that expire in various years through 2017. Most of our leases contain renewal options, some of which involve rate increases. The table below presents rent expense associated with these operating leases for the past three years (in thousands):

2002	2001	2000

$29,949	$25,115	$16,697

The table below sets forth the approximate future minimum lease payments as of December 31, 2002 related to non-cancelable operating leases with initial terms of one year or more (in thousands):

2003	$20,620
2004	16,541
2005	12,814
2006	8,949
2007	4,289
Thereafter	5,934

9.	Related Party Transactions

In October 1999, we entered into a lease agreement with S & C Development, LLC for a service center in Mandeville, Louisiana. The sole member of S & C Development, LLC is A. David Cook, a SCP executive officer. The seven year lease term commenced on January 1, 2000, and we pay rent of $6,510 per month. In January 2002, we entered into a lease agreement with S & C Development, LLC for additional warehouse space adjacent to our Mandeville service center. The five year lease term commenced on February 4, 2002, and we pay rent of $4,123 per month. The total $10,633 monthly lease payment is for both facilities consisting of 21,100 square feet.

In January 2001, we entered into a lease agreement with S&C Development, LLC for a service center in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001, and we pay rent of $11,990 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a service center in Baton Rouge, Louisiana. Kenneth St. Romain is the son of Frank J. St. Romain, who, until January 1999, was President and Chief Executive Officer of SCP and who remains a director of SCP. In January 2002, we extended this lease for a second term of five years which commenced on March 1, 2002. We pay rent of $10,137 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a service center in Jackson, Mississippi. The seven year lease term commenced on November 16, 2001, and we pay rent of $8,337 per month for the 20,000 square foot facility.

We believe the leases discussed above reflect fair market rates. The table below presents rent expense associated with these leases for the past three years (in thousands):

2002	2001	2000

$493	$230	$201

In February 2002, our Board of Directors determined that our Company will no longer enter into material transactions with related parties.

SCP POOL CORPORATION

10.	Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which provides benefits for substantially all employees who meet minimum age and length of service requirements. In 2002, eligible employees were able to contribute up to 15% of their base compensation, subject to the federal dollar limit. Beginning in 2003, eligible employees may contribute up to 25% of their base compensation, subject to the federal dollar limit. For plan participants, we contribute 50% of employee contributions up to 6% of their base compensation. Additionally, we make discretionary contributions to this plan under a profit-sharing provision.

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions and profit-sharing contributions for the past three years (in thousands):

	2002	2001	2000

Matching contributions	$1,600	$1,476	$894
Profit sharing contributions	831	392	954

11.	Stock Option and Stock Purchase Plans

Stock options represent the right to purchase shares of our common stock in the future at a price that is fixed on the day the options are granted (the grant date).

The table below summarizes our stock option activity for the past three years (in thousands, except weighted average exercise price and fair value):

	2002		2001		2000
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding - beginning of year	2,733,472	$9.61	2,365,098	$6.48	1,755,381	$4.53
Granted equal to fair value	393,700	28.04	625,575	20.03	731,903	11.34
Granted less than fair value	—	—	22,950	0.01	67,500	0.01

Total granted	393,700		648,525		799,403
Exercised	103,997	5.93	255,439	4.78	180,686	4.73
Forfeitures	36,422	21.89	24,712	15.23	9,000	8.42

Outstanding - end of year	2,986,753	12.06	2,733,472	9.61	2,365,098	6.48

Exercisable at end of year	1,265,025	6.96	1,265,671	5.95	1,144,523	4.91

Weighted average fair value of
options granted during the year		13.90		9.01		5.77

SCP POOL CORPORATION

11.	Stock Option and Stock Purchase Plans (continued)

The table below summarizes information about stock options outstanding and exercisable at December 31, 2002 (shares in thousands):

	Outstanding Stock Options			Exercisable Stock Options

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$ 0.00 to $ 5.98	1,070	4.9 years	$3.65	785	$3.96
$ 5.99 to $ 11.97	873	6.6 years	$9.61	314	$7.34
$ 11.98 to $ 17.96	60	7.4 years	$15.29	46	$15.13
$ 17.97 to $ 23.95	598	8.2 years	$20.02	105	$21.70
$ 23.96 to $ 29.94	386	9.1 years	$28.04	15	$27.81

$ 0.00 to $ 29.94	2,987	6.7 years	$12.06	1,265	$6.96

Under the 1995 Stock Option Plan (the 1995 Plan) our Board of Directors (the Board) was authorized to grant stock options to employees, agents, consultants or independent contractors. No more than 2,025,000 shares could be issued under the 1995 Plan. The exercise price of the granted options was equal to our stock’s market price on the grant date. These options generally were exercisable two years after the grant date, and they expire ten years from the grant date. In May 1998, the Board suspended the 1995 Plan. Options granted prior to the suspension were not affected by this action.

In May 1998, our stockholders approved the 1998 Stock Option Plan (the 1998 Plan), which authorized the Board to grant stock options, stock appreciation rights, restricted stock and performance awards to employees, agents, consultants or independent contractors. No more than 2,531,250 shares could be issued under this plan. In 2002, the Board granted 351,200 options under the 1998 Plan to our employees and officers. Granted options usually have an exercise price equal to our stock’s market price on the grant date. These options generally may be exercised three or more years after the grant date, and they expire ten years after the grant date. In May 2002, the Board suspended the 1998 Plan. Options granted prior to the suspension were not affected by this action.

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorizes the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. No more than 700,000 shares may be issued under this plan. As of December 31, 2002, no shares were issued under the 2002 Plan. Granted options will have an exercise price equal to our stock’s market price on the grant date. These options generally may be exercised three or more years after the grant date, and they expire ten years after the grant date.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant stock options to each non-employee director. No more than 600,000 shares may be issued under this plan. In 2002, we granted 42,500 options to the non-employee directors. As of December 31, 2002, 177,345 shares were available for grant. The exercise price of the granted options was equal to our stock’s market price on the grant date. The options generally may be exercised one year after the grant date, and they expire ten years after the grant date.

In March 1998, the Board adopted the SCP Pool Corporation Employee Stock Purchase Plan. Under this plan, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

  The closing price of our common stock at the end of a six month period ending either June 30 or December 31; or
  The average of the beginning and ending closing prices of our common stock for such six month period.

SCP POOL CORPORATION

11.	Stock Option and Stock Purchase Plans (continued)

No more than 425,000 shares of our common stock may be issued under this plan. In 2002, we issued 22,025 shares under this plan, and 326,740 shares remained available at December 31, 2002.

12.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2002				2001
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$171,354	$364,088	$288,799	$159,005	$155,207	$331,685	$235,742	$131,600
Gross profit	43,502	96,695	75,069	40,266	38,104	87,858	61,659	33,253
Net income (loss)	1,902	28,602	14,204	(3,405)	1,042	25,466	12,752	(3,816)
Net income (loss) per share
Basic	$0.08	$1.15	$0.60	$(0.15)	$0.04	$0.99	$0.50	$(0.15)
Diluted	$0.07	$1.09	$0.57	$(0.15)	$0.04	$0.95	$0.47	$(0.15)

The sum of diluted earnings per share for each of the quarters may not equal the total diluted earnings per share for the annual period because there is a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

In the fourth quarter of 2001, our effective income tax rate increased from 38.5% to 39.5%. Accordingly, we recorded additional income tax expense of approximately $0.6 million in the fourth quarter of 2001.

Additionally, we wrote-off approximately $0.2 million of capitalized financing costs in the fourth quarter of 2001 when we replaced the Senior Loan Facility one year prior to the maturity date.

SCP POOL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 18, 2003.

SCP POOL CORPORATION

By:	/S/ WILSON B. SEXTON

Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 18, 2003.

Signature:	Title:
/S/ WILSON B. SEXTON

Wilson B. Sexton	Chairman of the Board and Director

/S/ MANUEL J. PEREZ DE LA MESA

Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/S/ CRAIG K. HUBBARD

Craig K. Hubbard	Chief Financial Officer, Treasurer and Secretary

/S/ DONALD L. MEYER

Donald L. Meyer	Controller (Principal Accounting Officer),
Assistant Secretary and Assistant Treasurer

/S/ ANDREW W. CODE

Andrew W. Code	Director

/S/ JAMES J. GAFFNEY

James J. Gaffney	Director

/S/ FRANK J. ST. ROMAIN

Frank J. St. Romain	Director

/S/ ROBERT C. SLEDD

Robert C. Sledd	Director

/S/ JOHN E. STOKELY

John E. Stokely	Director

Signature Page

SCP POOL CORPORATION

CERTIFICATIONS

I, Manuel J. Perez de la Mesa, certify that:

1.	I have reviewed this annual report on Form 10-K of SCP Pool Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Manuel J. Perez de la Mesa
President and Chief Executive Officer
SCP Pool Corporation

SCP POOL CORPORATION

CERTIFICATIONS

I, Craig K. Hubbard, certify that:

1.	I have reviewed this annual report on Form 10-K of SCP Pool Corporation;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a.	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2003

/s/ Craig K. Hubbard
Chief Financial Officer, Secretary & Treasurer
SCP Pool Corporation

SCP POOL CORPORATION

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (1)	Deductions (2)	Period

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$2,778	$1,450	$693	$1,622	$3,299
Allowance for inventory obsolescence	3,920	(191)	100	730	3,099

YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	2,848	2,111	—	2,181	2,778
Allowance for inventory obsolescence	4,891	429	589	1,989	3,920

YEAR ENDED DECEMBER 31, 2000:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	2,815	1,031	254	1,252	2,848
Allowance for inventory obsolescence	3,040	1,724	367	240	4,891

_________________

  Acquisition of business.
  Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.

SCP POOL CORPORATION

Exhibit
Number	Document Description
3.1	Restated Certificate of Incorporation of the Company. (1)
3.2	Restated Bylaws of the Company. (1)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	SCP Pool Corporation 1995 Stock Option Plan. (2)
10.2	Form of Individual Stock Option Agreement under 1995 Stock Option Plan. (2)
10.3	Form of Convertible Subordinated Note dated as of December 31, 1993 issued by SCP Holding Corp. (2)
10.4	Amended and Restated Non-Employee Directors Equity Incentive Plan (1), as amended by Amendment No. 1 (3)
10.5	SCP Pool Corporation 1998 Stock Option Plan (4)
10.6	Form of Stock Option Agreement under 1998 Stock Option Plan (5)
10.7	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan (3)
10.8	SCP Pool Corporation 2002 Long-Term Incentive Plan (3)
10.9	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool
Supply, Inc. and Manuel J. Perez de la Mesa (5)
10.10	Form of Employment Agreement among SCP Distributors LLC and Executive Officers.
10.11	Asset Purchase Agreement, dated June 14, 2000, by and among SCP Pool
Corporation, Arch Chemicals, Inc. and Superior Pool Products, Inc. (6)
10.12	Asset Purchase Agreement, dated January 26, 2001, by and between Hughes
Supply, Inc., Allstate Pool Supplies, Inc., Allstate Pool Business, L.P. and
Superior Pool Products LLC, SCP Distributors LLC and SCP Acquisition Co. LLC. (7)
10.13	Stock Purchase Agreement dated as of August 16, 2002, by and between Jeffrey Bertsch, Randall E. Bertsch,
Robin E. Bertsch, Dominic DiNapoli, Thomas A. Epple, Erin Garton, Laura Garton, Richard K. Garton
and Jamee Garton Insko, on the one hand, and SCP Acquisition Co. LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, on the other hand. (8)
10.14	Credit Agreement dated as of November 27, 2001, among SCP Pool Corporation, the Lenders, Bank One,
NA as Administrative Agent, Hibernia National Bank, as Documentation Agent, Fleet Capital Corporation,
as Syndication Agent, and Bank One Capital Markets, Inc. as Lead Arranger and Sole Book Runner (9), as
amended by the First Amendment dated as of January 10, 2002 (10), by the Second Amendment dated as of
September 5, 2002 (11) and by the Third Amendment dated as of October 18, 2002.
10.15	Guaranty dated as of November 27, 2001 (9), as supplemented by Guaranty Supplement dated as of
September 5, 2002 (11).
10.16	Pledge and Security Agreement dated as of November 27, 2001 (9), as supplemented by Security Agreement
Supplement dated as of September 5, 2002 (11).
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to the Company's Registration Statement No. 33-92738.
(3)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(4)	Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed April 8, 1998.
(5)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(6)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2001.
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2002.
(9)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2001.
(10)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.