Form 10-Q
period 2003-03-31
SCP POOL CORP
filed 2003-04-30
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31‚ 2003 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

985-892-5521

(Registrant’s telephone number‚ including area code)

(former name‚ former address and former fiscal year‚ if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO _

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act) YES X NO __

At April 24, 2003, there were 23,528,013 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended March 31, 2003

INDEX

		Page
Part I	Financial Information
Item 1	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Results of Operations	5
	Seasonality and Quarterly Fluctuations	8
	Liquidity and Capital Resources	9
	Cautionary Statement	12

Item 3	Quantitative and Qualitative Disclosures about Market Risk
	Interest Rate Risk	13
	Foreign Exchange Risk	13

Item 4	Controls and Procedures	13

Part II	Other Information

Item 6	Exhibits and Reports on Form 8-K	14

Signature Page		15

Certifications		16

Index to Exhibits		18

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	December 31,
	2003	2002	2002

Assets
Current assets
Cash and cash equivalents	$3,086	$7,255	$5,132
Receivables, net	122,629	99,779	70,142
Product inventories, net	236,483	215,077	183,720
Prepaid expenses	6,539	5,829	2,372
Deferred income taxes	1,613	2,897	1,708

Total current assets	$370,350	$330,837	$263,074

Property and equipment, net	21,720	16,141	20,921
Goodwill	107,883	73,831	107,739
Intangible assets, net	8,155	5,901	7,968
Other assets, net	2,141	1,105	2,392

Total assets	$510,249	$427,815	$402,094

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	176,411	153,284	93,307
Accrued and other current liabilities	14,572	11,879	24,708
Short-term financing	45,595	—	—
Current portion of long-term debt and note payable	885	1,091	885

Total current liabilities	$237,463	$166,254	$118,900

Deferred income taxes	12,542	5,541	12,536
Long-term debt, less current portion	115,650	108,000	125,175
Other long-term liabilities	3,542	—	3,542

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 23,640,555, 27,025,906 and 23,594,730
shares issued at 3/31/03, 3/31/02, and 12/31/02,
respectively	23	27	23
Additional paid-in capital	64,294	62,364	63,555
Retained earnings	80,335	114,513	78,847
Treasury stock	(3,336)	(27,567)	—
Unearned compensation	(504)	(826)	(575)
Accumulated other comprehensive income (loss)	240	(491)	91

Total stockholders’ equity	$141,052	$148,020	$141,941

Total liabilities and stockholders’ equity	$510,249	$427,815	$402,094

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)	Three Months Ended
(In thousands, except per share data)	March 31,
	2003	2002

Net sales	$196,388	$171,354
Cost of sales	143,865	127,852

Gross profit	52,523	43,502
Selling and administrative expenses	49,003	39,171

Operating income	3,520	4,331
Interest expense	1,085	1,213

Income before income taxes	2,435	3,118
Provision for income taxes	951	1,216

Net income	$1,484	$1,902

Earnings per share
Basic	$0.06	$0.08
Diluted	$0.06	$0.07

Weighted average shares outstanding
Basic	23,563	25,005
Diluted	24,575	26,137

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended
(In thousands)	March 31,
	2003	2002

Operating activities
Net income	$1,484	$1,902
Adjustments to reconcile net income to net cash used in
operating activities	1,777	2,064
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(52,227)	(39,648)
Product inventories	(52,820)	(34,021)
Accounts payable	83,104	57,697
Other assets and liabilities	(14,626)	(7,247)

Net cash used in operating activities	(33,308)	(19,253)

Investing activities
Acquisition of businesses, net of cash acquired	(80)	(28)
Purchase of property and equipment	(1,974)	(1,271)

Net cash used in investing activities	(2,054)	(1,299)

Financing activities
Net proceeds (payments) on revolving line of credit	(9,525)	23,000
Net proceeds from asset-backed financing	45,595	—
Net proceeds from short-term note	—	1,000
Issuance of common stock under stock option plans	339	386
Purchase of treasury stock	(3,336)	—

Net cash provided by financing activities	33,073	24,386
Effect of exchange rate changes on cash	243	(103)

Change in cash and cash equivalents	(2,046)	3,731
Cash and cash equivalents at beginning of period	5,132	3,524

Cash and cash equivalents at end of period	$3,086	$7,255

The accompanying Notes are integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

You should also read the financial statements and notes included in our 2002 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in our Annual Report.

2.	Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock options and convertible notes.

3.	Stock-Based Compensation

We account for our employee stock options under the intrinsic value method described by Accounting Principles Bulletin 25, Accounting for Stock Issued to Employees. Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. If we had accounted for our employee stock options using the fair value method described in Statement of Financial Accounting Standards 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

	Three Months Ended
	March 31,
	2003	2002

Reported net income	$1,484	$1,902

Add: Stock-based employee compansation
expense included in reported net
income, net of the tax effect	44	51

Deduct: Total stock based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(742)	(650)

Pro-forma net income	$786	$1,303

Basic earnings per share
As reported	$0.06	$0.08
Pro-forma	$0.03	$0.05
Diluted earnings per share
As reported	$0.06	$0.07
Pro-forma	$0.03	$0.05

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

4.	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income was $1.6 million at March 31, 2003 and $2.4 million at March 31, 2002.

5.	Asset-Backed Financing

In the first quarter of 2003, we closed a new accounts receivable securitization facility (the Receivables Facility) with a seasonal borrowing capacity up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2002 Annual Report on Form 10-K.

Results of Operations

We currently conduct operations through 191 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2003	2002

Net sales	100.0%	100.0%
Cost of sales	73.3	74.6

Gross profit	26.7	25.4
Selling and administrative expenses	24.9	22.9

Operating income	1.8	2.5
Interest expense	0.6	0.7

Income before income taxes	1.2	1.8

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Beginning in the fourth quarter of 2002, we began calculating our “base business” growth, which is consistent with measures used by other distributors. We believe the base business measure is useful to explain the period to period changes in our operating results. We calculate base business growth by excluding the following service centers from the calculation for 15 months:

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

The following discussion of consolidated operating results includes the operating results from the acquisition of Fort Wayne Pools, Inc. (Fort Wayne or the Fort Wayne Acquisition) which we completed in August 2002. We accounted for the Fort Wayne Acquisition using the purchase method of accounting and the operating results have been included in our consolidated results since the acquisition date.

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

(In thousands)	Base Business		Acquisitions		Total
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2003	2002	2003	2002	2003	2002

Net sales	$175,421	$165,088	$20,967	$6,266	$196,388	$171,354

Gross profit	46,030	41,812	6,493	1,690	52,523	43,502
Gross margin	26.2%	25.3%	31.0%	27.0%	26.7%	25.4%

Selling and operating expenses	41,346	36,858	7,657	2,313	49,003	39,171
Expenses as a % of net sales	23.5%	22.3%	36.5%	36.9%	24.9%	22.9%

Operating income (loss)	4,684	4,954	(1,164)	(623)	3,520	4,331
Operating margin	2.7%	3.0%	(5.6)%	(9.9)%	1.8%	2.5%

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002 (continued)

Net sales increased $25.0 million, or 15%, to $196.4 million in the three months ended March 31, 2003 from $171.4 million in the comparable 2002 period. A 6% increase in base business sales contributed approximately $10.3 million to the increase, while service centers acquired in 2002 and service centers consolidated with acquired locations accounted for the remaining increase. Same store sales also increased 6% in the first quarter of 2003. The increase in base business and same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products; and
  the continued successful execution of our sales, marketing and service programs.

Gross profit increased $9.0 million, or 21%, to $52.5 million in the three months ended March 31, 2003 from $43.5 million in the comparable 2002 period. Base business gross profit growth of 10% contributed $4.2 million to the increase. Service centers acquired in 2002 and service centers consolidated with acquired locations accounted for the remaining increase. The increase in base business gross profit growth is primarily due to the increase in base business sales.

Gross profit as a percentage of net sales (gross margin) increased 130 basis points to 26.7% in the first quarter of 2003 from 25.4% in the comparable 2002 period. The base business gross margin improved 90 basis points to 26.2% in 2003 from 25.3% in 2002 primarily due to improved selling and purchasing practices and secondarily due to our reconciliation of vendor rebates in the first quarter. The remaining increase in gross margin is attributable to the Fort Wayne acquired business.

Operating expenses, consisting of selling and administrative expenses, increased $9.8 million, or 25%, to $49.0 million in the three months ended March 31, 2003 from $39.2 million in the comparable 2002 period. Operating expenses for our base business increased $4.5 million, or 12%, compared to the prior year period.

Operating expenses as a percentage of net sales increased 200 basis points to 24.9% in the first quarter of 2003 compared to 22.9% in the first quarter of 2002, while base business operating expenses as a percentage of net sales increased 120 basis points to 23.5% from 22.3% in 2002. The increase in the base business operating expenses as a percentage of net sales is primarily due to additional payroll, incentive compensation and other supporting expenses that increased at a rate faster than the increase in seasonal net sales in the first quarter of 2003.

Operating income decreased $0.8 million, or 19%, to $3.5 million in the first quarter of 2003 from $4.3 million in the first quarter of 2002 primarily due to the dilutive effect of Fort Wayne as a result of the accentuated seasonality of its network which is predominantly located in northern markets.

Interest expense decreased slightly to $1.1 million in the first quarter of 2003 from $1.2 million in the first quarter of 2002. Although average debt outstanding was higher in the first quarter of 2003, the effective interest rate decreased to 2.5% in the first quarter of 2003 from 4.2% in the comparable 2002 period.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

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

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first quarter of 2003 and the four quarters of 2002. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. The results of any of these quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
	2003	2002
	First	First	Second	Third	Fourth

Net sales	$196,388	$171,354	$364,088	$288,799	$159,005
Gross profit	52,523	43,502	96,695	75,069	40,266
Operating income (loss)	3,520	4,331	48,375	24,447	(4,466)
Net sales as a % of annual net sales	N/A	18%	37%	29%	16%
Gross profit as a % of annual gross profit	N/A	17%	38%	29%	16%
Operating income (loss) as a % of
annual operating income	N/A	6%	66%	34%	(6)%

Liquidity and Capital Resources

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions and share repurchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings. Borrowings, together with cash from operations and seller financing, historically have been sufficient to support our growth and finance acquisitions.

Our credit agreement, which matures on November 27, 2004, allows us to borrow up to $150.0 million under a revolving line of credit (the Revolving Credit Facility).

During the three months ended March 31, 2003, we made net payments of $9.5 million on the Revolving Credit Facility. At March 31, 2003, there was $115.7 million outstanding and $34.3 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported by product inventories and available trade accounts receivable.

The average effective interest rate of the Revolving Credit Facility was 2.5% for the three month period ended March 31, 2003. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%; or

  the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of March 31, 2003, we were in compliance with all covenants and financial ratio requirements.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

In the first quarter of 2003, we closed a new accounts receivable securitization facility (the Receivables Facility) with a seasonal borrowing capacity up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At March 31, 2003, there was $45.6 million outstanding under the Receivables Facility at an average effective interest rate of 1.9%.

Net cash used in operating activities was $33.3 million for the three months ended March 31, 2003 compared to $19.3 million for the same period last year. This $14.0 million increase is primarily due to the $12.6 million increase in accounts receivable between periods.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $52.5 million to $122.6 million at March 31, 2003 from $70.1 million at December 31, 2002. Excluding the approximate $12.8 million Fort Wayne accounts receivable, accounts receivable increased $10.0 million, or 10%, to $109.8 million at March 31, 2003 compared to $99.8 million at March 31, 2002. This increase from the first quarter of 2002 to the first quarter of 2003 is consistent with the increase in net sales between periods.

The allowance for doubtful accounts decreased to $3.0 million at March 31, 2003 from $3.3 million at December 31, 2002. The allowance as a percentage of the accounts receivable greater than 60 days past due increased to 55% at March 31, 2003 compared to 48% at December 31, 2002.

The allowance for doubtful accounts increased to $3.0 million at March 31, 2003 from $2.9 million at March 31, 2002, which is consistent with the increase in gross accounts receivable between periods. The allowance as a percentage of the accounts receivable greater than 60 days past due decreased slightly to 55% at March 31, 2003 compared to 58% at March 31, 2002.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories increased $52.8 million to $236.5 million at March 31, 2003 from $183.7 million at December 31, 2002. Excluding the approximate $29.5 million Fort Wayne inventory, inventory decreased $8.1 million, or 4%, to $207.0 million at March 31, 2003 compared to $215.1 million at March 31, 2002.

The inventory reserve increased to $3.2 million at March 31, 2003 compared to $3.1 million at December 31, 2002. Estimated slowest moving class 13 inventory decreased by 5% from December 31, 2002 to March 31, 2003. The inventory reserve decreased to $3.2 million at March 31, 2003 compared to $4.3 million at March 31, 2002. Estimated slowest moving class 13 inventory decreased by 25% from March 2002 to March 2003.

Share Repurchase Program

As part of our share repurchase program, in the first quarter of 2003, we repurchased 128,200 shares of our common stock in the open market at an average price of $26.03 per share. On April 30, 2003, $35.2 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

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

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2002.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2002.

Item 4.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the “Act”). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2003, Management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, Management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of March 31, 2003.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to March 31, 2003.

SCP POOL CORPORATION

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K
3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company.
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Fourth Amendment to Credit Agreement, entered into as of March 25, 2003, between SCP Pool Corporation and Bank One, NA.
10.2	Form of Stock Option Agreement For the Grant of Non-Qualified Stock Options Under the SCP Pool Corporation 2002 Long-Term Incentive Plan.
10.3	Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer.
10.4	Receivables Purchase Agreement dated as March 27, 2003, among Superior Commerce, LLC, as Seller, SCP Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago), as Agent.
10.5	Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior Commerce LLC.
10.6	Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement.
99.1	Section 1350 Certifications.

(b)	Reports on Form 8-K
On February 18, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing our fourth quarter earnings results.

On March 24, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, setting forth the certifications made by the CEO and CFO certifying the accuracy of the financial information contained in the Annual Report on Form 10-K as filed with the SEC.

On March 31, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the closing of a $90 million receivables financing facility with Bank One, NA.

Items 1 — 5 are not applicable and have been omitted.

_________________

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to our Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2003.

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

Date: April 30, 2003	/s/ Manuel J. Perez de la Mesa
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

Date: April 30, 2003	/s/ Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary

SCP POOL CORPORATION

Index to Exhibits

3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company.
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Fourth Amendment to Credit Agreement, entered into as of March 25, 2003, between SCP Pool Corporation and Bank One, NA.
10.2	Form of Stock Option Agreement For the Grant of Non-Qualified Stock Options Under the SCP Pool Corporation 2002 Long-Term Incentive Plan.
10.3	Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer.
10.4	Receivables Purchase Agreement dated as March 27, 2003, among Superior Commerce, LLC, as Seller, SCP Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago), as Agent.
10.5	Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior Commerce LLC.
10.6	Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement.
99.1	Section 1350 Certifications.

_________________

(1)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated by reference to the respective exhibit to our Registration Statement No. 33-92738.