Form 10-Q
period 2003-06-30
SCP POOL CORP
filed 2003-07-30
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30‚ 2003 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

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

At July 24, 2003, there were 23,563,715 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended June 30, 2003

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Results of Operations	7
	Seasonality and Quarterly Fluctuations	11
	Liquidity and Capital Resources	12
	Cautionary Statement	15

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Interest Rate Risk	16
	Foreign Exchange Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signature Page		19

Index to Exhibits		20

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Unaudited)	(Audited)
	June 30,	June 30,	December 31,
	2003	2002	2002

Assets
Current assets
Cash and cash equivalents	$ 32,185	$ 11,960	$ 5,132
Receivables, net	174,974	144,594	70,142
Product inventories, net	197,558	168,875	183,720
Prepaid expenses	5,797	4,126	2,372
Deferred income taxes	1,359	2,788	1,708

Total current assets	$ 411,873	$ 332,343	$ 263,074

Property and equipment, net	23,870	16,395	20,921
Goodwill	108,536	73,831	107,739
Intangible assets, net	7,181	4,837	7,968
Other assets, net	2,456	1,505	2,392

Total assets	$ 553,916	$ 428,911	$ 402,094

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	156,695	120,908	93,307
Accrued and other current liabilities	48,606	37,810	24,708
Short-term financing	90,000	---	---
Current portion of long-term debt	885	91	885

Total current liabilities	$ 296,186	$ 158,809	$ 118,900

Deferred income taxes	12,568	5,541	12,536
Long-term debt, less current portion	65,529	97,525	125,175
Other long-term liabilities	3,542	---	3,542

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 23,551,297, 27,052,481 and 23,594,730
shares issued at 6/30/03, 6/30/02 and 12/31/02,
respectively	23	27	23
Additional paid-in capital	64,899	62,960	63,555
Retained earnings	110,963	143,115	78,847
Treasury stock	---	(38,016)	---
Unearned compensation	(432)	(742)	(575)
Accumulated other comprehensive income (loss)	638	(308)	91

Total stockholders’ equity	$ 176,091	$ 167,036	$ 141,941

Total liabilities and stockholders’ equity	$ 553,916	$ 428,911	$ 402,094

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2003	2002	2003	2002

Net sales	$ 431,885	$ 364,088	$ 628,273	$ 535,442
Cost of sales	311,023	267,393	454,888	395,245

Gross profit	120,862	96,695	173,385	140,197
Selling and administrative expenses	63,673	48,320	112,676	87,491

Operating income	57,189	48,375	60,709	52,706
Interest expense	1,514	1,486	2,599	2,699

Income before income taxes	55,675	46,889	58,110	50,007
Provision for income taxes	21,712	18,287	22,663	19,503

Net income	$ 33,963	$ 28,602	$ 35,447	$ 30,504

Earnings per share
Basic	$ 1.44	$ 1.15	$ 1.51	$ 1.22
Diluted	$ 1.38	$ 1.09	$ 1.44	$ 1.16

Weighted average shares outstanding
Basic	23,539	24,944	23,551	24,975
Diluted	24,663	26,330	24,620	26,234

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
(In thousands)	June 30,
	2003	2002

Operating activities
Net income	$ 35,447	$ 30,504
Adjustments to reconcile net income to net cash provided by
operating activities	5,330	3,636
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(101,749)	(84,911)
Product inventories	(11,616)	12,647
Accounts payable	60,352	25,321
Other	21,094	21,181

Net cash provided by operating activities	8,858	8,378

Investing activities
Acquisition of businesses, net of cash acquired	(3,355)	(28)
Purchase of property and equipment	(4,957)	(2,539)
Proceeds from the sale of property and equipment	2	10

Net cash used in investing activities	(8,310)	(2,557)

Financing activities
Net proceeds (payments) on revolving line of credit	(63,635)	12,525
Net proceeds from other long-term debt	1,889	---
Net proceeds from asset-backed financing	90,000	---
Issuance of common stock under stock option plans	630	607
Purchase of treasury stock	(3,336)	(10,450)

Net cash provided by financing activities	25,548	2,682
Effect of exchange rate changes on cash	957	(67)

Change in cash and cash equivalents	27,053	8,436
Cash and cash equivalents at beginning of period	5,132	3,524

Cash and cash equivalents at end of period	$ 32,185	$ 11,960

The accompanying Notes are integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1.	Basis of Presentation

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

Notes to Consolidated Financial Statements (Unaudited)(continued)

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Reported net income	$ 33,963	$ 28,602	$ 35,447	$ 30,504

Add: Stock-based employee compensation
expense included in reported net
income, net of the tax effect	44	51	87	102

Deduct: Stock-based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(747)	(561)	(1,516)	(1,211)

Pro-forma net income	$ 33,260	$ 28,092	$ 34,018	$ 29,395

Earnings per share
As reported	$ 1.44	$ 1.15	$ 1.51	$ 1.22
Pro-forma	$ 1.41	$ 1.13	$ 1.44	$ 1.18
Diluted earnings per share
As reported	$ 1.38	$ 1.09	$ 1.44	$ 1.16
Pro-forma	$ 1.35	$ 1.07	$ 1.38	$ 1.12

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)(continued)

4.	Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income for the quarter was $34.4 million at June 30, 2003 and $28.8 million at June 30, 2002. For the six month period, comprehensive income was $36.0 million at June 30, 2003 and $31.1 million at June 30, 2002.

5.	Asset-Backed Financing

In the first quarter of 2003, we closed a new accounts receivable securitization facility (the Receivables Facility) with a peak seasonal borrowing capacity of up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables, as they are created, to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet.

6.	Recent Acquisition

In May 2003, we acquired the capital stock of Les Industries R.P. Inc. (the Quebec Acquisition), a Quebec-based swimming pool company. In connection with the acquisition, we recorded the cost of a non-compete agreement totaling $0.7 million, which we are amortizing using the straight-line method over the agreement’s six-year contractual life. We also recorded approximately $1.0 million of goodwill in connection with the acquisition. We have included the results of Les Industries R.P.’s operations in the Consolidated Financial Statements since the acquisition date.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2002 Annual Report on Form 10-K.

Results of Operations

We currently conduct operations through 192 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

(Note)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.0	73.4	72.4	73.8

Gross profit	28.0	26.6	27.6	26.2
Selling and administrative expenses	14.7	13.3	17.9	16.3

Operating income	13.2	13.3	9.7	9.8
Interest expense	0.4	0.4	0.4	0.5

Income before income taxes	12.9	12.9	9.3	9.3

Note: Due to rounding, percentages may not add to total income before taxes.

Beginning in the fourth quarter of 2002, we began calculating our “base business” growth, which is consistent with measures used by other distributors. We believe the base business measure is useful to explain the period to period changes in our operating results. We calculate base business growth by excluding the following service centers from the calculation:

  Service centers acquired within the past 15 months;
  Service centers consolidated with acquired service centers within the past 15 months; and
  New service centers opened in new markets within the past 15 months.

We calculate same store growth by excluding the following service centers from the calculation:

  New service centers opened within the past 15 months;
  Service centers acquired within the past 15 months;
  Service centers consolidated with acquired service centers within the past 15 months; and
  Service centers that experience market disruption due to their location in the immediate market areas of those mentioned above.

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

The following discussion of consolidated operating results includes the operating results from acquisitions in 2003 and 2002. We accounted for these acquisitions using the purchase method of accounting and the operating results have been included in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

(In thousands)	Base Business		Acquired and Consolidated		Total
(Unaudited)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

Net sales	$366,287	$343,600	$65,598	$20,488	$431,885	$364,088

Gross profit	98,921	90,670	21,941	6,025	120,862	96,695
Gross margin	27.0%	26.4%	33.4%	29.4%	28.0%	26.6%

Selling and operating expenses	51,576	45,008	12,097	3,312	63,673	48,320
Expenses as a % of net sales	14.1%	13.1%	18.4%	16.2%	14.7%	13.3%

Operating income	47,345	45,662	9,844	2,713	57,189	48,375
Operating margin	12.9%	13.3%	15.0%	13.2%	13.2%	13.3%

Net sales increased $67.8 million, or 19%, to $431.9 million in the three months ended June 30, 2003 from $364.1 million in the comparable 2002 period. Base business sales growth of 7% contributed $22.7 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Same store sales increased 6% in the second quarter of 2003. The increase in base business and same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products; and
  the continued successful execution of our sales, marketing and service programs.

Gross profit increased $24.2 million, or 25%, to $120.9 million in the three months ended June 30, 2003 from $96.7 million in the comparable 2002 period. Base business gross profit growth of 9% contributed $8.3 million to the increase while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The increase in base business gross profit growth is primarily due to the increase in base business sales.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross profit as a percentage of net sales (gross margin) increased 140 basis points to 28.0% in the second quarter of 2003 from 26.6% in the comparable 2002 period. The base business gross margin improved 60 basis points primarily due to improved selling and purchasing practices. The remaining increase in gross margin is attributable to the business acquired in our August 2002 Fort Wayne acquisition (Fort Wayne or the Fort Wayne Acquisition), including the consolidation of margins from the manufacturing business.

Operating expenses, consisting of selling and administrative expenses, increased $15.4 million, or 32%, to $63.7 million in the three months ended June 30, 2003 from $48.3 million in the comparable 2002 period. Operating expenses for our base business increased $6.6 million, or 15%, compared to the second quarter of 2002. As a percentage of net sales, operating expenses increased 140 basis points to 14.7% in the second quarter of 2003 compared to 13.3% in the second quarter of 2002, while base business operating expenses as a percentage of net sales increased 100 basis points to 14.1% from 13.1% in 2002. The increase in the base business operating expenses as a percentage of net sales is primarily due to increased payroll expense resulting from new branches and the additional investment in support personnel and marketing programs to enhance our infrastructure and increase value to our customers and suppliers. Operating expenses related to the Fort Wayne Acquisition are typically higher due to the consolidation of the manufacturing portion of the business.

Interest expense of $1.5 million was unchanged between quarters. Although average debt outstanding was higher in the second quarter of 2003, the effective interest rate decreased to 2.8% in the second quarter of 2003 from 4.2% in the comparable 2002 period.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

(In thousands)	Base Business		Acquired and Consolidated		Total
(Unaudited)	Six Months		Six Months		Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2003	2002	2003	2002	2003	2002

Net sales	$541,966	$509,032	$86,307	$26,410	$628,273	$535,442

Gross profit	144,853	132,471	28,532	7,726	173,385	140,197
Gross margin	26.7%	26.0%	33.1%	29.3%	27.6%	26.2%

Selling and operating expenses	92,186	81,745	20,490	5,746	112,676	87,491
Expenses as a % of net sales	17.0%	16.1%	23.7%	21.8%	17.9%	16.3%

Operating income	52,667	50,726	8,042	1,980	60,709	52,706
Operating margin	9.7%	10.0%	9.3%	7.5%	9.7%	9.8%

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Net sales increased $92.9 million, or 17%, to $628.3 million in the six months ended June 30, 2003 from $535.4 million in the comparable 2002 period. Base business sales growth of 6% contributed approximately $32.9 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Same store sales also increased 6% in the first half of 2003. The increase in base business and same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products; and
  the continued successful execution of our sales, marketing and service programs.

Gross profit increased $33.2 million, or 24%, to $173.4 million in the six months ended June 30, 2003 from $140.2 million in the comparable 2002 period. Base business gross profit growth of 9% contributed $12.4 million to the increase while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The increase in base business gross profit growth is primarily due to the increase in base business sales.

Gross profit as a percentage of net sales (gross margin) increased 140 basis points to 27.6% in the first half of 2003 from 26.2% in the comparable 2002 period. The base business gross margin improved 70 basis points primarily due to improved selling and purchasing practices. The remaining increase in gross margin is attributable to the business acquired from the Fort Wayne Acquisition, including the consolidation of margins from the acquired manufacturing business.

Operating expenses, consisting of selling and administrative expenses, increased $25.2 million, or 29%, to $112.7 million in the six months ended June 30, 2003 from $87.5 million in the comparable 2002 period. Operating expenses for our base business increased $10.4 million, or 13%, compared to the first six months of 2002. As a percentage of net sales, operating expenses increased 160 basis points to 17.9% in the first half of 2003 compared to 16.3% in the first half of 2002, while base business operating expenses as a percentage of net sales increased 90 basis points to 17.0% from 16.1% in 2002. The increase in the base business operating expenses as a percentage of net sales is primarily due to increased payroll expense resulting from new branches and the additional investment in support personnel and marketing programs to enhance our infrastructure and increase value to our customers and suppliers. Operating expenses related to the Fort Wayne Acquisition are typically higher due to the consolidation of the manufacturing portion of the business.

Interest expense decreased slightly to $2.6 million in the first six months of 2003 from $2.7 million in the comparable 2002 period. Although average debt outstanding was higher in the first half of 2003, the effective interest rate decreased to 2.7% in the first six months of 2003 from 4.2% in the comparable 2002 period.

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
(primarily in the northern half of the US)

For example, in the first half of 2003 the eastern United States experienced significantly higher rainfall, which adversely impacted new pool construction. Extended cool and mild temperatures in the northern half of the United States delayed the use of pools and adversely impacted the sale of swimming pool maintenance and supply items. These adverse weather conditions were partially mitigated by the warm and dry weather in the western portion of the country.

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

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first and second quarters of 2003 and the four quarters of 2002. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our business, the results of any of these quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
	2003		2002
	First	Second	First	Second	Third	Fourth

Net sales	$ 196,388	$ 431,885	$ 171,354	$ 364,088	$ 288,799	$ 159,005
Gross profit	52,523	120,862	43,502	96,695	75,069	40,266
Operating income (loss)	3,520	57,189	4,331	48,375	24,447	(4,466)
Net sales as a % of annual
net sales	N/A	N/A	18%	37%	29%	16%
Gross profit as a % of
annual gross profit	N/A	N/A	17%	38%	29%	16%
Operating income (loss) as
a % of annual operating
income	N/A	N/A	6%	66%	34%	(6)%

Liquidity and Capital Resources

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions and share repurchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings. In the past, borrowings and cash from operations have been sufficient to support our growth and finance acquisitions.

Our credit agreement, which matures on November 27, 2004, provides us with a peak seasonal borrowing capacity of up to $150.0 million under a revolving line of credit (the Revolving Credit Facility).

During the six months ended June 30, 2003, we made net payments of $61.5 million on the Revolving Credit Facility. We also made a $2.1 million payment on a line of credit we acquired in connection with the Quebec Acquisition. At June 30, 2003, there was $63.6 million outstanding and $86.4 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by available trade accounts receivable.

The average effective interest rate of the Revolving Credit Facility was approximately 3.0% for the six month period ended June 30, 2003. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%; or

  the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Rescources (continued)

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of June 30, 2003, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2003, we closed a new accounts receivable securitization facility (the Receivables Facility) with a peak seasonal borrowing capacity of up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At June 30, 2003, there was $90.0 million outstanding under the Receivables Facility at an average effective interest rate of approximately 1.9%.

Net cash provided by operating activities increased to $8.9 million for the six months ended June 30, 2003 compared to $8.4 million for the same period last year. The $4.9 million increase in net income was largely offset by changes in operating assets and liabilities.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $104.9 million to $175.0 million at June 30, 2003 from $70.1 million at December 31, 2002. Excluding the Fort Wayne accounts receivable of approximately $18.9 million, accounts receivable increased $11.5 million, or 8%, to $156.1 million at June 30, 2003 compared to $144.6 million at June 30, 2002. This increase from the second quarter of 2002 to the second quarter of 2003 is consistent with the increase in base business net sales between periods.

The allowance for doubtful accounts increased to $3.6 million at June 30, 2003 from $3.3 million at December 31, 2002. The allowance as a percentage of the accounts receivable greater than 60 days past due increased to 96% at June 30, 2003 compared to 48% at December 31, 2002. Our allowance typically increases throughout the year because we accrue for doubtful accounts as a percentage of net sales. The majority of write-offs typically occur in the fourth quarter when the pool season has ended.

The allowance for doubtful accounts increased to $3.6 million at June 30, 2003 from $3.3 million at June 30, 2002, which is consistent with the increase in gross accounts receivable between periods. The allowance as a percentage of the accounts receivable greater than 60 days past due decreased slightly to 96% at June 30, 2003 compared to 101% at June 30, 2002.

SCP POOL CORPORATION

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Rescources (continued)

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories increased $13.9 million, or 8%, to $197.6 million at June 30, 2003 from $183.7 million at December 31, 2002. Excluding the approximate $23.1 million Fort Wayne inventory, inventory increased $5.6 million, or 3%, to $174.5 million at June 30, 2003 compared to $168.9 million at June 30, 2002.

The inventory reserve increased to $4.0 million at June 30, 2003 compared to $3.1 million at December 31, 2002. Our estimated slowest moving class of inventory decreased 46% from December 31, 2002 to June 30, 2003. The inventory reserve increased slightly to $4.0 million at June 30, 2003 compared to $3.9 million at June 30, 2002. Our estimated slowest moving class of inventory decreased 47% from June 2002 to June 2003.

Share Repurchase Program

As part of our share repurchase program, in the first quarter of 2003, we purchased 128,200 shares of our common stock in the open market at an average price of $26.03 per share. In the second quarter of 2003, we canceled these shares.

On July 24, 2003, $35.2 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management's plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project”, and other words and expressions of similiar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

  the seasonality of our business and the sensitivity of the industry to weather conditions intense competition and low barriers to entry in the industry sensitivity of the industry to general economic and market conditions our ability to:
•	penetrate new markets
•	identify appropriate acquisition candidates, complete acquisitions on satisfactory terms and successfully integrate acquired businesses
•	obtain short-term and long-term financing on satisfactory terms
•	generate sufficient cash flows to support expansion plans and general operating activities
•	maintain favorable supplier arrangements and relationships
•	identify and divest assets which do not continue to create value consistent with our objectives the effectiveness of our advertising, marketing and promotional programs changes in laws and regulations, including changes in accounting standards and taxation requirements (including tax rate changes, new tax laws and revised tax law interpretations)
  changes in environmental, health and safety regulations and our ability to comply with such regulations the risk of fire, safety and casualty losses and related liability claims inherent in the storage of the chemicals that we sell acts of war or terrorist incidents
  changes in public and consumer taste
  future litigation or governmental proceedings
  labor disputes

The foregoing factors are not exhaustive and new factors may emerge which impact our business. It is impossible for us to predict all such factors. Therefore, forward-looking statements should not be relied upon as a prediction of actual future results. We cannot guarantee that any future event or result will be realized, although we believe we have been prudent in our plans and assumptions. Should additional risks or uncertainties materialize, or should underlying assumptions prove inaccurate, actual results could differ materially from those anticipated. Investors should bear this in mind as they consider forward-looking statements.

SCP POOL CORPORATION

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As reported in our Form 10-K for the year ended December 31, 2002, our earnings continue to be exposed to changes in short-term interest rates because of the variable interest rates on our long-term debt.  In order to mitigate our risk in the future, in May 2003 we entered into an interest rate swap agreement with a variable notional amount.  The swap will be effective September 30, 2003 and terminate May 28, 2004.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2003, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that our disclosure controls and procedures were effective as of June 30, 2003.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our policies and procedures are followed. There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to June 30, 2003.

SCP POOL CORPORATION

Part II.	Other Information

Item 4.   Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 6, 2003, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld

Andrew W. Code	21,253,505	101,136
James J. Gaffney	21,232,695	121,946
Manuel J. Perez de la Mesa	21,253,453	101,188
Harlan F. Seymour	21,250,570	104,071
Wilson B. Sexton	21,253,812	100,829
Robert C. Sledd	21,232,836	121,805
John E. Stokely	21,236,511	118,130

2.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2003.

For	21,138,570
Against	194,551
Abstain	21,520

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits required by Item 601 of Regulation S-K

3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 by the Sarbanes-Oxley Act of 2002
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K On April 24, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing our first quarter earnings results.

On May 6, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the acquisition of Les Industries R.P., Inc., a Quebec-based swimming pool company.

On May 6, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing the voting results from the Annual Stockholder's Meeting .

SCP POOL CORPORATION

Items 1,2,3 and 5 are not applicable and have been omitted.

_________________

(1)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to the respective exhibit to our Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2003.

SCP POOL CORPORATION

By: /s/ Craig K. Hubbard
Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant

SCP POOL CORPORATION

Index to Exhibits

3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

(1)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.

(2)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.

(3)	Incorporated by reference to the respective exhibit to our Registration Statement No. 33-92738.