Form 10-Q
period 2003-09-30
SCP POOL CORP
filed 2003-10-29
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30‚ 2003 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

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

At October 24, 2003, there were 35,412,776 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended September 30, 2003

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Results of Operations	7
	Seasonality and Quarterly Fluctuations	12
	Liquidity and Capital Resources	13
	Cautionary Statement	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Interest Rate Risk	17
	Foreign Exchange Risk	17

Item 4.	Controls and Procedures	17

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K	18

Signature Page		20

Index to Exhibits		21

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Unaudited)	(Audited)
	September 30,	September 30,	December 31,
	2003	2002	2002

Assets
Current assets
Cash and cash equivalents	$ 29,714	$ 11,566	$ 5,132
Receivables, net	117,942	113,628	70,142
Product inventories, net	141,688	138,536	183,720
Prepaid expenses	4,797	3,917	2,372
Deferred income taxes	1,376	2,568	1,708

Total current assets	295,517	270,215	263,074

Property and equipment, net	24,138	19,124	20,921
Goodwill	109,156	102,606	107,739
Other intangible assets, net	6,400	9,306	7,968
Other assets, net	2,729	1,023	2,392

Total assets	$ 437,940	$ 402,274	$ 402,094

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 73,620	$ 69,358	$ 93,307
Accrued and other current liabilities	46,651	31,860	24,708
Short-term financing	62,270	---	---
Current portion of long-term debt	885	977	885

Total current liabilities	183,426	102,195	118,900

Deferred income taxes	12,599	5,734	12,536
Long-term debt, less current portion	43,033	143,549	125,175
Other long-term liabilities	2,656	3,542	3,542

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 35,408,932, 35,030,469 and 35,392,095
shares outstanding at 9/30/03, 9/30/02 and 12/31/02,
respectively	35	40	35
Additional paid-in capital	66,582	62,944	63,543
Retained earnings	129,359	157,319	78,847
Treasury stock, 5,565,240 shares of common stock at 9/30/02	---	(72,437)	---
Unearned compensation	(361)	(659)	(575)
Accumulated other comprehensive income	611	47	91

Total stockholders’ equity	196,226	147,254	141,941

Total liabilities and stockholders’ equity	$ 437,940	$ 402,274	$ 402,094

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)	Three Months Ended		Nine Months Ended
(In thousands, except per share data)	September 30,		September 30,
	2003	2002	2003	2002

Net sales	$ 337,611	$ 288,799	$ 965,883	$ 824,241
Cost of sales	245,454	213,730	700,342	608,975

Gross profit	92,157	75,069	265,541	215,266
Selling and administrative expenses	60,937	50,622	173,613	138,113

Operating income	31,220	24,447	91,928	77,153
Interest expense	1,063	1,162	3,662	3,861

Income before income taxes	30,157	23,285	88,266	73,292
Provision for income taxes	11,761	9,081	34,424	28,584

Net income	$ 18,396	$ 14,204	$ 53,842	$ 44,708

Earnings per share
Basic	$ 0.52	$ 0.40	$ 1.52	$ 1.21
Diluted	$ 0.49	$ 0.38	$ 1.45	$ 1.15

Weighted average shares outstanding
Basic	35,383	35,517	35,345	36,810
Diluted	37,287	37,504	37,051	38,731

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Nine Months Ended
(In thousands)	September 30,
	2003	2002

Operating activities
Net income	$ 53,842	$ 44,708
Adjustments to reconcile net income to net cash
provided by operating activities	8,582	6,500
Changes in operating assets and liabilities,
net of effects of acquisitions
Receivables	(42,701)	(38,257)
Product inventories	45,581	62,390
Accounts payable	(25,689)	(42,385)
Other	19,900	8,089

Net cash provided by operating activities	59,515	41,045

Investing activities
Acquisition of businesses, net of cash acquired	(5,262)	(44,214)
Purchase of property and equipment, net of sale proceeds	(6,080)	(3,432)

Net cash used in investing activities	(11,342)	(47,646)

Financing activities
Net proceeds (payments) on revolving line of credit	(87,275)	58,550
Net proceeds from asset-backed financing	62,270	---
Net proceeds from other long-term debt	2,147	---
Issuance of common stock under stock option plans	1,689	581
Purchase of treasury stock	(3,336)	(44,870)

Net cash provided by (used in) financing activities	(24,505)	14,261
Effect of exchange rate changes on cash	914	382

Increase in cash and cash equivalents	24,582	8,042
Cash and cash equivalents at beginning of period	5,132	3,524

Cash and cash equivalents at end of period	$ 29,714	$ 11,566

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

Also, see Note 7 for a discussion of a stock split during the current quarter.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Reported net income	$ 18,396	$ 14,204	$ 53,842	$ 44,708

Add: Stock-based employee compensation
expense included in reported net
income, net of the tax effect	382	51	469	153

Deduct: Stock-based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(720)	(580)	(2,251)	(1,797)

Pro-forma net income	$ 18,058	$ 13,675	$ 52,060	$ 43,064

Basic earnings per share
As reported	$ 0.52	$ 0.40	$ 1.52	$ 1.21
Pro-forma	$ 0.51	$ 0.39	$ 1.47	$ 1.17
Diluted earnings per share
As reported	$ 0.49	$ 0.38	$ 1.45	$ 1.15
Pro-forma	$ 0.48	$ 0.36	$ 1.41	$ 1.11

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited) (continued)

4. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In 2003 and 2002, these consisted of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income was $18.4 million for the quarter ended September 30, 2003 and $14.6 million for the quarter ended September 30, 2002. Comprehensive income was $54.4 million for the nine month period ended September 30, 2003 and $45.7 million for the nine month period ended September 30, 2002.

5. Asset-Backed Financing

In the first quarter of 2003, we closed an accounts receivable securitization facility (the Receivables Facility) with a peak seasonal borrowing capacity of up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables, as they are created, to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet.

6. Recent Acquisitions

We completed three acquisitions in the first nine months of 2003. In May 2003, we acquired the capital stock of Les Industries R.P. Inc. (the Quebec Acquisition), a Quebec-based swimming pool company. In connection with the Quebec Acquisition, we recorded the cost of a non-compete agreement totaling $0.7 million, which we are amortizing using the straight-line method over the agreement’s six-year contractual life. We also recorded approximately $1.2 million of goodwill in connection with the acquisition.

In August 2003, we acquired Sud Ouest Filtration (the SOFI Acquisition), a distributor of swimming pool products operating one service center in Bordeaux, France. The SOFI Acquisition represents our fourth location in France and expanded our market presence to the southwest part of that country. We also acquired in August Mepasa Albercas, a swimming pool distributor in Cuernavaca, Mexico (the Mepasa Acquisition). The Cuernavaca service center is our first location in Latin America.

We have included the results of operations of the Quebec, SOFI and Mepasa Acquisitions in the Consolidated Financial Statements since the respective acquisition dates.

On October 1, 2003, we purchased substantially all of the assets of the distribution division of Litehouse Products, Inc. (Litehouse). This distribution division sells primarily in the Ohio, Pennsylvania and Michigan markets. This acquisition establishes a strong presence for us in northern Ohio and adjacent markets.

7. Stock Split

In August, our Board of Directors declared a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 12, 2003 to the stockholders of record at the close of business on August 22, 2003. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split.

8. Recent Accounting Standards

In the fourth quarter of 2003 we will adopt Financial Accounting Standards Board Interpretation No. 46, Consolidation of Variable Interest Entities. We do not expect the adoption of this standard to have a material impact on our operating results or financial condition.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2002 Annual Report on Form 10-K.

There have been no significant changes in our critical accounting policies from those discussed in our 2002 Annual Report on Form 10-K.

Results of Operations

We currently conduct operations through 195 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.7	74.0	72.5	73.9

Gross profit	27.3	26.0	27.5	26.1
Selling and administrative expenses	18.0	17.5	18.0	16.8

Operating income	9.2	8.5	9.5	9.4
Interest expense	0.3	0.4	0.4	0.5

Income before income taxes	8.9	8.1	9.1	8.9

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

At September 30, 2003, 170 service centers were included in the base business calculations. Of the excluded service centers, 11 were acquired within the last 15 months and 13 were existing service centers that were consolidated with acquired locations within the last 15 months. In addition to the 24 service centers excluded from the base business calculations, the same store calculations also excluded six new service centers open less than 15 months and ten locations affected by new service center openings in the immediate market areas within the last 15 months.

The effect of service center acquisitions and consolidations in the base business tables below includes the operations of the following:

  Fort Wayne Pools - January 2003 through September 2003 and August through September 2002
  Service centers consolidated with Fort Wayne locations - January 2003 through September 2003 and January 2002 through September 2002
  Capital Pools- January 2003 and January 2002
  Les Industries R.P., Inc. - May through September 2003
  Mepasa Albercas- August and September 2003
  Sud Ouest Filtration- August and September 2003

The following discussion of consolidated operating results includes the operating results from acquisitions in 2003 and 2002. We accounted for these acquisitions using the purchase method of accounting and the operating results have been included in our consolidated results since the respective acquisition dates.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

(In thousands)	Base Business		Acquired and Consolidated		Total
(Unaudited)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002

Net sales	$290,660	$254,844	$46,951	$33,955	$337,611	$288,799

Gross profit	77,142	67,002	15,015	8,067	92,157	75,069
Gross margin	26.5%	26.3%	32.0%	23.8%	27.3%	26.0%

Selling and operating expenses	49,556	44,118	11,381	6,504	60,937	50,622
Expenses as a % of net sales	17.1%	17.3%	24.2%	19.2%	18.0%	17.5%

Operating income	27,586	22,884	3,634	1,563	31,220	24,447
Operating margin	9.5%	9.0%	7.7%	4.6%	9.2%	8.5%

Net sales increased $48.8 million, or 17%, to $337.6 million in the three months ended September 30, 2003 from $288.8 million in the comparable 2002 period. Base business sales growth of 14% contributed $35.8 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Same store sales increased 12% in the third quarter of 2003. The increase in base business and same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
  the continued successful execution of our sales, marketing and service programs; and
  an increase in complementary product sales.

Gross profit increased $17.1 million, or 23%, to $92.2 million in the three months ended September 30, 2003 from $75.1 million in the comparable 2002 period. Base business gross profit growth of 15% contributed $10.1 million to the increase while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The increase in base business gross profit growth is primarily due to the increase in base business sales.

Gross profit as a percentage of net sales (gross margin) increased 130 basis points to 27.3% in the third quarter of 2003 from 26.0% in the comparable 2002 period. The base business gross margin improved 20 basis points primarily due to improved selling and purchasing practices. The remaining increase in gross margin is attributable to the business acquired in our August 2002 Fort Wayne acquisition (Fort Wayne or the Fort Wayne Acquisition) and inclusion of margins from the manufacturing business.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Operating expenses, consisting of selling and administrative expenses, increased $10.3 million, or 20%, to $60.9 million in the three months ended September 30, 2003 from $50.6 million in the comparable 2002 period. Operating expenses for our base business increased $5.4 million, or 12%, compared to the third quarter of 2002. As a percentage of net sales, operating expenses increased 50 basis points to 18.0% in the third quarter of 2003 compared to 17.5% in the third quarter of 2002 primarily due to the Fort Wayne Acquisition. Operating expenses related to Fort Wayne are typically higher due to the inclusion of the manufacturing portion of the business. Base business operating expenses as a percentage of net sales decreased 20 basis points to 17.1% from 17.3% in 2002.

In the third quarter of 2003, interest expense decreased slightly to $1.1 million from $1.2 million in the third quarter of 2002. Average debt outstanding decreased $3.8 million from September 30, 2002 to September 30, 2003, and the effective interest rate decreased to 2.3% in the third quarter of 2003 from 3.7% in the comparable 2002 period.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002

(In thousands)	Base Business		Acquired and Consolidated		Total
(Unaudited)	Nine Months		Nine Months		Nine Months
	Ended		Ended		Ended
	September 30,		September 30,		September 30,
	2003	2002	2003	2002	2003	2002

Net sales	$832,626	$756,642	$133,257	$67,599	$965,883	$824,241

Gross profit	221,993	199,239	43,548	16,027	265,541	215,266
Gross margin	26.7%	26.3%	32.7%	23.7%	27.5%	26.1%

Selling and operating expenses	141,590	125,394	32,023	12,719	173,613	138,113
Expenses as a % of net sales	17.0%	16.6%	24.0%	18.8%	18.0%	16.8%

Operating income	80,403	73,845	11,525	3,308	91,928	77,153
Operating margin	9.7%	9.8%	8.6%	4.9%	9.5%	9.4%

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Net sales increased $141.7 million, or 17%, to $965.9 million in the nine months ended September 30, 2003 from $824.2 million in the comparable 2002 period. Base business sales growth of 10% contributed approximately $76.0 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Same store sales increased 8% in the first nine months of 2003. The increase in base business and same store sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
  the continued successful execution of our sales, marketing and service programs; and
  an increase in complementary product sales.

Gross profit increased $50.2 million, or 23%, to $265.5 million in the nine months ended September 30, 2003 from $215.3 million in the comparable 2002 period. Base business gross profit growth of 11% contributed $22.8 million to the increase while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The increase in base business gross profit growth is primarily due to the increase in base business sales.

Gross profit as a percentage of net sales (gross margin) increased 140 basis points to 27.5% in the first nine months of 2003 from 26.1% in the comparable 2002 period. The base business gross margin improved 40 basis points primarily due to improved selling and purchasing practices. The remaining increase in gross margin is attributable to the business acquired from the Fort Wayne Acquisition and inclusion of margins from the acquired manufacturing business.

Operating expenses, consisting of selling and administrative expenses, increased $35.5 million, or 26%, to $173.6 million in the nine months ended September 30, 2003 from $138.1 million in the comparable 2002 period. Operating expenses for our base business increased $16.2 million, or 13%, compared to the first nine months of 2002. As a percentage of net sales, operating expenses increased 120 basis points to 18.0% in the first nine months of 2003 compared to 16.8% in the comparable period last year, while base business operating expenses as a percentage of net sales increased 40 basis points to 17.0% from 16.6% in 2002. The increase in operating expenses as a percentage of net sales is primarily due to increased payroll expense resulting from new branches and the additional investment in support personnel and marketing programs to enhance our infrastructure and increase value to our customers and suppliers. Operating expenses related to the Fort Wayne Acquisition are typically higher due to the inclusion of the manufacturing portion of the business.

Interest expense decreased slightly to $3.7 million in the first nine months of 2003 from $3.9 million in the comparable 2002 period. Although average debt outstanding was higher in the first nine months of 2003, the effective interest rate decreased to 2.6% in the first nine months of 2003 from 4.0% in the comparable 2002 period.

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
(primarily in the northern half of the US)

For example, in the first half of 2003 the eastern United States experienced significantly higher rainfall, which adversely impacted new pool construction. Extended cool and mild temperatures in the northern half of the United States delayed the use of pools and adversely impacted the sale of swimming pool maintenance and supply items. These adverse weather conditions were partially mitigated by the warm and dry weather in the western portion of the country. Reasonable weather in the late summer months provided for solid sales growth in the third quarter of 2003.

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

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2003 and the four quarters of 2002. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our business, the results of any of these quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(In thousands)	2003			2002
	First	Second	Third	First	Second	Third	Fourth

Net sales	$ 196,388	$ 431,885	$ 337,611	$ 171,354	$ 364,088	$ 288,799	$ 159,005
Gross profit	52,523	120,862	92,157	43,502	96,695	75,069	40,266
Operating income (loss)	3,520	57,189	31,220	4,331	48,375	24,447	(4,466)
Net sales as a % of annual
net sales	N/A	N/A	N/A	18%	37%	29%	16%
Gross profit as a % of
annual gross profit	N/A	N/A	N/A	17%	38%	29%	16%
Operating income (loss) as
a % of annual operating
income	N/A	N/A	N/A	6%	66%	34%	(6)%

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

During the nine months ended September 30, 2003, we made net payments of $85.2 million on the Revolving Credit Facility. We also made a $2.1 million payment to pay off an outstanding line of credit we acquired in connection with the Quebec Acquisition. At September 30, 2003, there was $40.0 million outstanding and $110.0 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by available trade accounts receivable.

The average effective interest rate of the Revolving Credit Facility was approximately 3.1% for the nine month period ended September 30, 2003. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%; or

  the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of September 30, 2003, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2003, we closed an accounts receivable securitization facility (the Receivables Facility) with a peak seasonal borrowing capacity of up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At September 30, 2003, there was $62.3 million outstanding under the Receivables Facility at an average effective interest rate of approximately 1.8%.

Net cash provided by operating activities increased $18.5 million, or 45%, to $59.5 million for the nine months ended September 30, 2003 compared to $41.0 million for the same period last year. This increase is primarily due to the increase in net income and improvements in working capital management.

We believe we have adequate availability of capital to fund present operations and anticipated growth, including expansion in existing and targeted market areas. We continually evaluate potential acquisitions and hold discussions with acquisition candidates. If suitable acquisition opportunities or working capital needs arise that would require additional financing, we believe that our financial position and earnings history provide a solid base for obtaining additional financing resources at competitive rates and terms. Additionally, we may issue common or preferred stock to raise funds.

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $47.8 million to $117.9 million at September 30, 2003 from $70.1 million at December 31, 2002. Accounts receivable increased $4.3 million to $117.9 million at September 30, 2003 from $113.6 million at September 30, 2002. This increase from the third quarter of 2002 to the third quarter of 2003 is consistent with the increase in net sales between periods.

The allowance for doubtful accounts increased to $4.3 million at September 30, 2003 from $3.3 million at December 31, 2002. The allowance as a percentage of the accounts receivable greater than 60 days past due increased to 79% at September 30, 2003 compared to 48% at December 31, 2002. Our allowance typically increases throughout the year because we accrue for doubtful accounts as a percentage of net sales. The majority of write-offs typically occur in the fourth quarter when the pool season has ended.

The allowance for doubtful accounts increased slightly to $4.3 million at September 30, 2003 from $4.2 million at September 30, 2002, which is consistent with the increase in gross accounts receivable between periods. The allowance as a percentage of the accounts receivable greater than 60 days past due increased to 79% at September 30, 2003 compared to 76% at September 30, 2002.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories decreased $42.0 million, or 23%, to $141.7 million at September 30, 2003 from $183.7 million at December 31, 2002. Product inventories increased $3.2 million to $141.7 million at September 30, 2003 from $138.5 million at September 30, 2002, which is consistent with the increase in net sales between periods.

The inventory reserve increased to $4.5 million at September 30, 2003 compared to $3.1 million at December 31, 2002. Our estimated slowest moving class of inventory decreased approximately $0.3 million from December 31, 2002 to September 30, 2003. Our inventory reserve typically increases throughout the year as we accrue for inventory shrink. The shrink reserve is then adjusted after the physical inventory count in the fourth quarter.

The inventory reserve increased to $4.5 million at September 30, 2003 compared to $4.1 million at September 30, 2002. Our estimated slowest moving class of inventory increased approximately $0.5 million from September 2002 to September 2003.

Share Repurchase Program

As part of our share repurchase program, in the first quarter of 2003, we purchased 192,300 shares of our common stock in the open market at an average price of $17.35 per share. In the second quarter of 2003, we canceled these shares.

On October 24, 2003, $35.2 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

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

SCP POOL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

As reported in our Form 10-K for the year ended December 31, 2002, our earnings continue to be exposed to changes in short-term interest rates because of the variable interest rates on our long-term debt.  In order to mitigate our risk in the future, in May 2003 we entered into an interest rate swap agreement with a variable notional amount.  The swap became effective September 30, 2003 and will terminate on May 28, 2004.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2002.

Item 4.   Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of September 30, 2003, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2003 our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

SCP POOL CORPORATION

Part II. Other Information

Item 6.	Exhibits and Reports on Form 8-K
(a)	Exhibits required by Item 601 of Regulation S-K
3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company.(2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a),as adopted pursuant to Section 302 by the Sarbanes-Oxley Act of 2002
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 by the Sarbanes-Oxley Act of 2002
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C., Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K On July 24, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing our second quarter earnings results.

On August 8, 2003, we filed a Form 8-K, Item 5, Other Events, announcing that our Board of Directors declared a three-for-two stock split to be paid in the form of a 50% stock dividend.

On September 18, 2003, we furnished a Form 8-K, Item 9, Regulation FD Disclosure, announcing recent acquisitions.

SCP POOL CORPORATION

Items 1-5 are not applicable and have been omitted.

(1)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to the respective exhibit to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to the respective exhibit to our Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2003.

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