Form 10-K
period 2003-12-31
SCP POOL CORP
filed 2004-03-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON‚ D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31‚ 2003 OR

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

The aggregate market value of voting stock and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30‚ 2003 was approximately $809,929,151.

As of February 13, 2004 the Registrant had 35,503,527 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 26, 2004 for the Annual Meeting to be held on May 6, 2004, are incorporated by reference in Part III.

SCP POOL CORPORATION

Part I.

Item 1. Business

General

SCP Pool Corporation (the Company, which may be referred to as POOL, we, us or our) was incorporated under the laws of the State of Delaware in 1993 under the name SCP Holding Corp, and in 1995 changed its name to SCP Pool Corporation. POOL, through its subsidiaries, is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products. As such, we add considerable value to the swimming pool supply chain by purchasing products from a large number of manufacturers and then distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own.

As of February 13, 2004, we operated 198 service centers in North America and Europe.

Net sales by geographic region were as follows (in thousands):

	2003	2002	2001

United States	$1,094,035	$945,357	$833,939
International	61,797	37,889	20,295

	$1,155,832	$983,246	$854,234

Property and equipment by geographic region were as follows (in thousands):

	2003	2002	2001

United States	$22,535	$19,996	$15,275
International	2,108	925	569

	$24,643	$20,921	$15,844

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements pursuant to Regulation 14A, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our website at www.scppool.com as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

Growth Strategy

We promote the growth of the swimming pool industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool may be enjoyed beyond swimming. These programs include media advertising, website development and public relations campaigns.

We promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our uniquely tailored programs include such things as personalized websites, brochures, marketing campaigns and business development training. As a customer service, we also provide certain retail store customers assistance with everything from site selection to store layout and design.

SCP POOL CORPORATION

Part I.

Item 1. Business

We have grown internally through increases in base business sales of 11% in 2003, 10% in 2002 and 3% in 2001. Additionally, since 1999, we have opened 31 new service centers, and expect to continue to open five to ten new service centers each year. Externally, since 1999, we have grown through the successful completion of 15 acquisitions, consisting of 77 service centers (net of service center closings and consolidations). We intend to pursue additional strategic acquisitions which will allow us to further penetrate existing markets and expand into new geographic markets. For additional discussion of recent acquisitions, read Note 3 to the Consolidated Financial Statements. You should also read the Liquidity and Capital Resources section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Operating Strategy

We operate two national distribution networks: the SCP Distributors network (SCP) and the Superior Pool Products (SPP) network. The SCP network consists of 141 service centers and the SPP network consists of 57 locations.

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

Products

We offer more than 91,000 national brand and private label products. We believe that our selection of pool equipment and supplies, chemicals, replacement parts and complementary products is the most comprehensive in the swimming pool industry. The products we sell can be categorized as follows:

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

Additionally, since 1999, we have increased the breadth of complementary products we offer, including building materials, electrical supplies, toys and games, water and light features, spas and spa accessories, billiard tables, patio furniture and artificial Christmas trees.

SCP POOL CORPORATION

Part I.

Item 1. Business

Customers and Marketing

We serve nearly 48,000 customers, none of which account for more than 1% of our sales. We primarily serve three types of customers:

  swimming pool remodelers and builders;
  retail swimming pool stores; and
  swimming pool repair and service companies.

We conduct our operations through 198 service centers in North America and Europe. Our primary markets are California, Florida, Texas and Arizona, representing approximately 51% of our net sales.

We employ a sales force dedicated to developing and strengthening our customers’ businesses. As of February 13, 2004, a sales force of 240 business development representatives and 198 service center managers conduct our principal selling activities.

As discussed above, our primary marketing activities aim to raise the profile of the swimming pool industry and educate consumers on the ease of maintenance and affordability of a swimming pool.

Employees

We employed approximately 2,450 people at February 13, 2004.

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

In addition, we operate four centralized shipping locations that redistribute products we purchase in bulk quantities to our service centers.

Purchasing and Suppliers

We initiated a preferred vendor program in 1999 which encourages our buyers to purchase products from a smaller number of vendors. Our service centers are also encouraged to ensure accurate pricing and greater discipline at the point of sale. These practices have resulted in improved margins at the service center level.

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances. It is customary in the swimming pool supply industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as POOL. These terms are typically available to us for pre-season or early season purchases.

SCP POOL CORPORATION

Part I.

Item 1. Business

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Bio-Lab, Inc. (a subsidiary of Great Lakes Chemicals, Inc,), which accounted for approximately 16%, 11% and 7%, respectively, of the cost of products we sold in 2003.

Competition

We are the leading wholesale distributor in the swimming pool supply industry. We face intense competition from many regional and local distributors in our markets and to a lesser extent, mass-market retailers and large pool supply distributors/retailers. Some geographic markets we serve, particularly our largest, higher density markets in Florida, California, Texas and Arizona, are more competitive than others. Barriers to entry in the swimming pool supply industry are relatively low.

We compete with other distributors for rights to distribute brand-name products. If we lose or are unable to obtain these rights, we might be materially and adversely affected. We believe that the size of our operations allows us to compete favorably for such distribution rights.

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

Seasonality and Weather

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Quarterly Fluctuations”.

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and federal, state and local environmental and health and safety requirements including:

  the Emergency Planning and Community Right-to-Know Act and other Environmental Protection Agency regulations;
  the Hazardous Materials Transportation Act and other Department of Transportation regulations; and
  the Occupational Safety and Health Act (OSHA).

SCP POOL CORPORATION

Part I.

Item 1. Business

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

Item 2. Properties

We lease the POOL administrative headquarters, which consist of approximately 33,000 square feet of an office building in Covington, Louisiana. We own three service centers in Florida. All of our other properties are leased for terms that expire between 2004 and 2017. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

Our service centers range in size from approximately 3,000 square feet to 100,000 square feet and consist of warehouse, counter, display and office space. Our centralized shipping locations range in size from 22,000 square feet to 34,000 square feet.

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate service center performance and may relocate a service center or consolidate two locations if a service center is redundant in a market, under performing or otherwise deemed unsuitable.

We do not believe that any single lease is material to our operations and alternate sites are presently available at market rates.

SCP POOL CORPORATION

Part I.

Item 2. Properties

The table below identifies the number of service centers by state and foreign country as of February 13, 2004:

Location	# of Service Centers

Florida	34
California	32
Texas	16
Arizona	8
Tennessee	7
Alabama	6
Georgia	6
New York	6
New Jersey	5
Ohio	5
Canada	4
France	4
Indiana	4
Louisiana	4
Missouri	4
North Carolina	4
Illinois	3
Michigan	3
Nevada	3
Oklahoma	3
Pennsylvania	3
United Kingdom	3
Virginia	3
Arkansas	2
Colorado	2
Kansas	2
Massachusetts	2
Minnesota	2
Portugal	2
South Carolina	2
Spain	2
Connecticut	1
Iowa	1
Kentucky	1
Maine	1
Maryland	1
Mexico	1
Mississippi	1
Nebraska	1
New Mexico	1
Oregon	1
Washington	1
Wisconsin	1

TOTAL	198

Item 3. Legal Proceedings

In the normal course of business, we are subject to various claims and litigation. While the outcome of any litigation is inherently unpredictable, we do not believe that any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

SCP POOL CORPORATION

Part I.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2003.

Part II.

Item 5. Market for the Registrant’s Common Stock and Related Security Holder Matters

Our common stock began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. On February 13, 2004, there were approximately 15,700 holders of record of common stock.

The table below sets forth the high and low sales prices of our common stock for each quarter during the last two years. The prices for 2002 and the first two quarters of 2003 have been adjusted to reflect the three-for-two stock split effective September 12, 2003.

	Fiscal Year	High	Low

2003
	First Quarter	$20.46	$16.73
	Second Quarter	23.24	19.67
	Third Quarter	29.51	21.85
	Fourth Quarter	37.35	27.65

2002
	First Quarter	$22.47	$16.50
	Second Quarter	22.33	17.10
	Third Quarter	19.87	15.40
	Fourth Quarter	21.53	16.10

In the past, we have not declared or paid any cash dividends on our common stock. Our Credit Agreement also restricts our ability to pay cash dividends. For further discussion, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources” and Note 5 to the Consolidated Financial Statements.

The table below summarizes as of December 31, 2003 certain information regarding securities authorized for issuance to our employees, officers and directors under our equity compensation plans:

Number of shares of
	Number of shares of		common stock
	common stock		remaining available
	to be issued	Weighted average	for future issuance
	upon exercise of	exercise price of	under equity
Plan category	outstanding options	outstanding options	compensation plans

Equity compensation plans
approved by stockholders	4,846,684	$ 9.53	668,918
Equity compensation plans not
approved by stockholders	—	—	—

	4,846,684	$9.53	668,918

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

(In thousands, except per share data)	Year Ended December 31, (1)
	2003	2002	2001	2000	1999

Statement of Income Data
Net sales	$1,155,832	$983,246	$854,234	$672,273	$572,091
Income before change in accounting principle (2)	50,848	41,303	35,444	28,076	21,622
Income before change in accounting principle per
share of common stock
Basic	$1.44	$1.14	$0.93	$0.73	$0.56
Diluted	$1.37	$1.08	$0.88	$0.70	$0.54

Balance Sheet Data
Working capital(3)	$70,419	$144,174	$136,856	$88,908	$63,774
Total assets	450,272	402,094	348,590	251,905	194,141
Total long-term debt, including current portion	48,346	129,602	85,091	40,991	27,766
Stockholders’ equity	195,241	141,941	144,572	123,195	97,612

Other
Base business sales growth (4)	11%	10%	3%	n/a	n/a
Same store sales growth (5)	9%	10%	2%	11%	14%
Number of service centers at year end	197	185	172	129	102

_________________

(1)	During the years 1999 to 2003, we successfully completed 15 acquisitions consisting of 108 service centers, of which 31 were closed or consolidated into existing service centers. For further discussion, see Item 1.

(2)	In 1999, we adopted Statement of Position 98-5, Reporting on the Costs of Start-Up Activities, and recognized a cumulative effect adjustment, net of a tax benefit, of $544,000, or a net loss of $0.01 per diluted share.

(3)	The approximate 51% decrease in working capital from 2002 to 2003 is due to long term debt related to our revolving line of credit, which was classified as current at December 31, 2003 and also to an accounts receivable securitization facility we entered into in 2003 which is also classified as current.

(4)	We calculate base business sales growth by excluding the following service centers from the calculation for 15 months: (i) service centers acquired within the past 15 months, (ii) service centers consolidated with acquired locations and (iii) new service centers opened in new markets within the past 15 months. Base business sales growth was not calculated in 2000 or 1999.

(5)	We calculate same store sales growth by excluding the following service centers from the calculation for 15 months: (i) service centers acquired or opened within the past 15 months, (ii) service centers consolidated with acquired locations and (iii) service centers that experience market disruption due to their location in the immediate market area of those mentioned above.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

With net sales of $1.16 billion in 2003, we are the world’s largest wholesale distributor of swimming pool supplies and related equipment. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies.

We distribute more than 91,000 products through 198 service centers in the United States and six foreign countries. Approximately 95% of our net sales are domestic. We operate two networks: the SCP Distributors network (SCP), which consists of 141 locations and the Superior Pool Products (SPP) network, which consists of 57 locations. We adopted this strategy to offer our customers a choice of different distributors, each featuring distinctive product selections and supplier relationships, and to encourage continued improvements in customer service through healthy competition between the two networks.

As part of the distribution businesses, we have acquired three small manufacturing facilities located in Fort Wayne, Indiana, Bordeaux, France and Quebec, Canada, which engage in the manufacturing of packaged pool panels, steps, liners and coping. Approximately 2% of our consolidated cost of sales consisted of items we manufactured at these facilities and sold through our distribution networks, which has contributed to higher gross margins and operating expenses in our Consolidated Statements of Income. Our manufacturing sales to third parties accounted for approximately 1% of our net sales in 2003.

We invest significant resources to promote the growth of the swimming pool industry. Our marketing philosophy incorporates a focus on increasing consumer awareness of the benefits of pool ownership and the affordability and ease of maintaining a pool. Our www.backyardescape.com and www.poolpronetwork.com websites are tools we use to educate consumers and lead prospective pool owners to our customers.

Weather is the biggest challenge we face. In the first half of 2003, extended cool temperatures in the northern United States and significant rainfall in the eastern portion of the country adversely affected sales in our industry. These adverse weather conditions were partially mitigated by warm, dry weather experienced in the western United States along with reasonable weather in the late summer months, providing solid sales growth in the second half of 2003.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed below in our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995".

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

We sell everything necessary to build, maintain, install and overhaul residential and small commercial swimming pools, including:

  swimming pool equipment;
  parts and supplies;
  chemicals;
  cleaners;
  packaged pools;
  liners;
  filters;
  heaters;
  pumps;
  lights;
  repair parts; and
  other equipment.

Since 1999, we have increased the breadth of complementary products we offer including:

  building materials;
  electrical supplies;
  toys and games;
  water features such as fountains;
  spas and spa accessories.
  billiard tables; and
  artificial Christmas trees.

We primarily sell to:

  swimming pool remodelers and builders;
  retail swimming pool stores; and
  swimming pool repair and service companies.

These customers are mostly small, family owned businesses with relatively limited capital resources. We maintain a strict credit policy. In the past, losses from customer receivables have been within our expectations.

Our expenses consist primarily of (i) the cost of products purchased for resale and (ii) operating expenses primarily related to labor, occupancy, freight, marketing, selling and administrative expenses. We compete for business and may respond to competitive pressures by lowering prices in order to maintain our market share. Such measures adversely affect our gross margins and operating results.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Beginning in the fourth quarter of 2002, we began calculating our “base business” growth. To assist in the transition from the discussion of same store growth to base business growth, in 2003 we provided both figures. Going forward, we will no longer provide a discussion of same store growth, but rather we will focus on the growth of our base business, which is more consistent with measures used by other distributors.

We calculate base business growth by excluding the following service centers from the calculation for 15 months:

  new service centers acquired within the past 15 months;
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

The Swimming Pool Industry

We believe that the swimming pool industry is relatively young, with room for tremendous growth. Of the approximately 69 million households in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 11% own a pool. The industry has grown at a 4 to 5% annual rate for the past 20 years.

We believe the swimming pool industry will continue to grow at a rate of approximately 4 to 5% annually over the next five years, primarily because of the need to maintain the growing installed base of pools and secondarily because of new pool installations.

The greater part of revenues in our industry is derived from the maintenance of existing swimming pools and the repair and replacement of the equipment that maintains those pools. Thus, the industry has generally not been negatively affected by economic downturns, although there is no assurance that this will continue.

The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise, convenience and landscaping. The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The business in our industry is seasonal, and weather is the biggest challenge. The industry is also affected by other factors including consumer saving and discretionary spending levels, the rate of new housing construction and consumer attitudes toward pool products for environmental or safety reasons.

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

We have identified the following six accounting policies that require us to make the most difficult, subjective or complex judgments in order to fairly present our consolidated financial position and results of operations.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for estimated losses if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early-buy programs for which we provide extended payment terms to qualified customers. The extended terms require payments in equal installments in April, May and June or May and June, depending on geographical location. In the past, credit losses have been within our expectations.

As our business is seasonal, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. We provide reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.2% for amounts currently due up to 100% for specific accounts more than 60 days past due.

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

  aging statistics and trends;
  customer payment history;
  independent credit reports; and
  discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged less than 0.2% of net sales.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2003, pretax income would change by approximately $0.8 million and earnings per share would change by $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2003.

Inventory Obsolescence and Shrink Reserve

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each service center an adequate inventory of stock keeping units (SKUs) with the highest sales volume. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently have lower velocity. Service centers classify products into 13 classes based on sales at that location over the past 12 months. The table below presents a description of these inventory classes:

Classes 1-3	fastest moving items, which represent approximately 80% of net sales at the service center

Classes 4-12	slower moving items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales at a particular service center for the past twelve months or special order products not yet delivered to the customer

There is little risk of obsolescence for products in classes 1-3 because products in these classes turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 4-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the weakest sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a general reserve of 5% for inventory in classes 4-13. We also provide an additional 5% reserve for excess inventory in classes 4-12 and an additional 45% for excess class 13 inventory. We define excess inventory as the amount of inventory on hand in excess of the previous 12 months usage on a company-wide basis.

In evaluating the adequacy of our reserve for inventory obsolescence and shrink at the service center level, we consider a combination of factors including:

  the level of inventory in relationship to historical sales level by product, including inventory usage by class based on product sales at both the service center and Company levels;
  changes in customer preferences;
  the experience of the service center manager;
  the previous inventory management performance of the service center;
  geographical location; and
  new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2003, pretax income would change by approximately $0.6 million and earnings per share would change by $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2003.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 101 requires that four basic criteria must be met before we can recognize revenue:

  persuasive evidence of an arrangement exists;
  delivery has occurred or services have been rendered;
  the seller's price to the buyer is fixed or determinable; and
  collectibility is reasonably assured.

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

Vendor Rebates

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to the volume level of purchases from our vendors. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although such changes would not affect the amounts we have recorded related to product already purchased, it may lower or raise our gross margins on products we sell or revenues earned in future periods.

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. We must also make estimates about the sufficiency of taxable income in future periods to offset any deductions related to deferred tax assets currently recorded.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

As of December 31, 2003, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Due to complexities in the tax laws and the assumptions that would have to be made, it is not practicable to estimate the amount of income taxes that would have to be provided for in such a case, if any.

We have operations in 37 states and six foreign countries, and we are subject to tax audit in each of these jurisdictions. Tax audits by their nature are often complex and can require several years to resolve. Accruals for tax contingencies require us to make estimates and judgments with respect to the ultimate outcome of a tax audit. Actual results could differ from these estimates.

Goodwill

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2003, our net goodwill balance was $112.1 million, representing 25% of total assets and 57% of stockholders’ equity.

We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under these rules, we test goodwill for impairment annually or at any other time when impairment indicators exist.

In October 2003, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value, including goodwill. As a result of this test, we believe the goodwill on our balance sheet is not impaired.

If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three years:

	Year Ended December 31,
	2003	2002	2001

Net sales	100.0%	100.0%	100.0%
Cost of sales	72.7	74.0	74.1

Gross profit	27.3	26.0	25.9
Selling and administrative expenses	19.6	18.6	18.1
Goodwill amortization	—	—	0.3

Operating income	7.6	7.4	7.5
Interest expense	0.4	0.5	0.6

Income before income taxes	7.2	6.9	6.9

        Note: Due to rounding, percentages may not add to total income before income taxes.

The following discussion of consolidated operating results includes the operating results from acquisitions in 2003, 2002 and 2001. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

2003 compared to 2002

(Unaudited)	Base Business		Acquired and Consolidated		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2003	2002	2003	2002	2003	2002

Net sales	$1,003,403	$900,988	$152,429	$82,258	$1,155,832	$983,246

Gross profit	266,686	236,781	48,452	18,751	315,138	255,532
Gross margin	26.6%	26.3%	31.8%	22.8%	27.3%	26.0%

Selling and operating expenses	186,820	164,596	40,292	18,249	227,112	182,845
Expenses as a % of net sales	18.6%	18.3%	26.4%	22.2%	19.6%	18.6%

Operating income	79,866	72,185	8,160	502	88,026	72,687
Operating income margin	8.0%	8.0%	5.4%	0.6%	7.6%	7.4%

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net sales increased $172.6 million, or 18%, to $1.16 billion in 2003 from $983.2 million in 2002. Base business growth of 11% contributed $102.4 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The increase in base business sales is primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
  the continued successful execution of our sales, marketing and service programs; and
  an increase in complementary product sales.

Gross profit increased $59.6 million, or 23%, to $315.1 million in 2003 from $255.5 million in 2002. This increase was primarily due to the increase in net sales. Base business gross profit growth of 13% contributed $29.9 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase.

Gross profit as a percentage of net sales (gross margin) increased to 27.3% in 2003 compared to 26.0% in 2002. Base business gross margin increased 30 basis points to 26.6% in 2003 from 26.3% in 2002 primarily due to improved selling and purchasing practices. The remaining increase in gross margin is attributable to the business acquired in our August 2002 Fort Wayne acquisition, including the retention of margins from the manufacturing business.

Operating expenses increased $44.3 million, or 24%, to $227.1 million in 2003 from $182.8 million in 2002. Operating expenses relating to the base business contributed $22.2 million to this increase, while acquired service centers and locations consolidated with acquired service centers accounted for the remaining increase. Operating expenses as a percentage of net sales increased to 19.6% in 2003 from 18.6% in 2002, while base business operating expenses as a percentage of net sales increased to 18.6% in 2003 from 18.3% in 2002. The increase in base business operating expenses is primarily due to our continued investment in our sales and marketing programs.

Interest expense decreased $0.3 million to $4.7 million in 2003 from $5.0 million in 2002. Although average debt outstanding was higher in 2003, our effective interest rate decreased to 2.6% in 2003 from 3.7% in 2002, primarily due to an accounts receivable securitization facility we instituted in the first quarter of 2003, which provides us with a lower cost form of financing.

Income taxes increased $6.1 million to $32.5 million for 2003 compared to $26.4 million for 2002, primarily due to the $15.6 million increase in income before income taxes. Our effective income tax rate remained unchanged at 39% throughout 2002 and 2003.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

2002 compared to 2001

(Unaudited)	Base Business		Acquired and Consolidated		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2002	2001	2002	2001	2002	2001

Net sales	$908,822	$824,340	$74,424	$29,894	$983,246	$854,234

Gross profit	236,027	213,238	19,505	7,636	255,532	220,874
Gross margin	26.0%	25.9%	26.2%	25.5%	26.0%	25.9%

Selling and operating expenses	162,508	147,523	20,337	7,304	182,845	154,827
Expenses as a % of net sales	17.9%	17.9%	27.3%	24.4%	18.6%	18.1%

Operating income	73,519	65,715	(832)	332	72,687	66,047
Operating income margin	8.1%	8.0%	(1.1)%	1.1%	7.4%	7.7%

Note: 2001 excludes goodwill amortization

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

Gross profit increased $34.6 million, or 16%, to $255.5 million in 2002 from $220.9 million in 2001. This increase was primarily due to the increase in net sales. Gross margin remained relatively unchanged at 26.0% in 2002 compared to 25.9% in 2001. Base business gross profit contributed $22.8 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase.

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

Interest expense decreased $0.3 million to $5.0 million in 2002 from $5.3 million in 2001. Although average debt outstanding was higher in 2002, our effective interest rate decreased to 3.7% in 2002 from 5.0% in 2001, which is consistent with the overall decline in interest rates in 2002.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions:

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools

Unseasonably cool weather or	•	Fewer pool installations
extraordinary amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends	•	A longer pool season, thus increasing our sales
(primarily in the northern half of the US)

Unseasonably late warming trends	•	A shorter pool season, thus decreasing our sales
(primarily in the northern half of the US)

For example, in the first half of 2003 the eastern United States experienced significantly higher rainfall, which adversely impacted new pool construction. Extended cool and mild temperatures in the northern half of the United States delayed the use of pools and adversely impacted the sale of swimming pool maintenance and supply items. These adverse weather conditions were partially mitigated by the warm and dry weather in the western portion of the country. Reasonable weather in the late summer months provided for solid sales growth in the second half of 2003.

In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

In 2003, approximately 67% of net sales were generated in the second and third quarters of the year, and approximately 100% of operating income was generated in that same period.

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

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired service centers. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table presents certain unaudited quarterly data for 2003 and 2002. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$196,388	$431,885	$337,611	$189,948	$171,354	$364,088	$288,799	$159,005
Gross profit	52,523	120,862	92,157	49,596	43,502	96,695	75,069	40,266
Operating income (loss)	3,520	57,189	31,220	(3,903)	4,331	48,375	24,447	(4,466)
Net sales as a % of annual net sales	17%	37%	29%	17%	18%	37%	29%	16%
Gross profit as a % of annual gross profit	17%	38%	29%	16%	17%	38%	29%	16%
Operating income (loss) as a % of
annual operating income	4%	65%	35%	(4)%	6%	66%	34%	(6)%

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

Our credit agreement, which matures on November 27, 2004, allows us to borrow under a revolving line of credit (the Revolving Credit Facility). In November 2003, we decreased our borrowing capacity under the Revolving Credit Facility to $130.0 million from $150.0 million.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

During the twelve months ended December 31, 2003, we made net payments of $86.3 million on the Revolving Credit Facility. We also made a $2.1 million payment to pay off an outstanding line of credit we acquired in connection with the Quebec Acquisition. At December 31, 2003, there was $38.9 million outstanding and $55.8 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by trade accounts receivable. We intend to replace the Revolving Credit Facility with a new facility prior to the maturity date in November, 2004.

The average effective interest rate of the Revolving Credit Facility was approximately 3.2% for the twelve month period ended December 31, 2003. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%, or the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

Substantially all of our assets, including capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of December 31, 2003, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2003, we closed an accounts receivable securitization facility (the Receivables Facility) with a peak seasonal borrowing capacity of up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2003, there was $42.4 million outstanding under the Receivables Facility, which represented the maximum available for borrowing at that date. The average effective interest rate of the Receivables Facility was approximately 1.8% for the year ended December 31, 2003. The Receivables Facility expires in March 2004, and we intend to replace the Receivables Facility with a new facility at such time.

At December 31, 2003, our contractual obligations of long-term debt and operating leases were as follows (in thousands):

	Payments due by period
Contractual		Less than			5 years and
obligations	Total	1 year	1-2 years	3-4 years	thereafter

Long-term debt	$48,346	$41,001	$3,707	$2,798	$840
Short-term financing	42,418	42,418	—	—	—
Operating leases	80,243	22,513	34,485	17,212	6,033

	$171,007	$105,932	$38,192	$20,010	$6,873

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Net cash provided by operating activities increased $19.9 million to $78.1 million in 2003 from $58.2 million in 2002. This increase is due to an increase in net income and improved working capital management. We continue to better manage our inventory, and generally improved discipline on working capital. We anticipate cash flow from operations to approximate net income in 2004. Excluding the effects of acquisitions, if any, we do not expect our cash used in investing activities to change materially in 2004.

In 2002, net cash provided by operating activities increased $31.4 million to $58.2 million from $26.8 million in 2001, primarily due to the decrease in product inventories, partially offset by the decrease in accounts payable.

Initially, acquisitions are financed through increased bank borrowings, and those borrowings are then reduced with cash flows from operations. The same principle applies for funds used for share repurchases and capital expenditures.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable increased $13.7 million, or 20%, to $83.8 million at December 31, 2003, compared to $70.1 million at December 31, 2002. Acquisitions in 2003 represented $6.2 million of the balance at December 31, 2003, and accounts receivable grew by 11%, net of acquisitions. This increase is consistent with the increase in base business net sales between years.

The allowance for doubtful accounts increased to $3.8 million at December 31, 2003 from $3.3 million at December 31, 2002. The allowance represented 54% of the accounts receivable greater than 60 days past due in December 2003 compared to 48% in December 2002.

Product Inventories and the Reserve for Shrink and Obsolescence

Product inventories increased $10.2 million, or 6%, to $193.9 million at December 31, 2003 from $183.7 million at December 31, 2002. Inventory at locations acquired during 2003 was approximately $10.6 million at December 31, 2003.

At December 31, 2003, the inventory reserve of $3.1 million was unchanged from the prior year. The slowest moving class of inventory decreased approximately $0.5 million from 2002 to 2003.

Share Repurchase Program

As part of our share repurchase program, in 2003 we purchased 192,300 shares of our common stock in the open market at an average price of $17.35 per share. We subsequently canceled these shares.

The impact of our common stock repurchases had the effect of reducing diluted weighted average shares outstanding by approximately 0.2 million shares for the year ended December 31, 2003.

SCP POOL CORPORATION

Part II.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

On February 12th and 13th, 2004, we purchased 36,500 shares at an average price of $32.18. On February 13, 2004, $34.0 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our long-term debt. To mitigate this risk, in May 2003 we entered into an interest swap agreement with variable notional amounts. The swap became effective September 30, 2003 and expires May 28, 2004. If (i) the variable rates on our Revolving Credit Facility increased or decreased 1.0% from the rate at December 31, 2003; and (ii) we borrowed the maximum amount available under the Revolving Credit Facility ($130.0 million) and the Receivables Facility ($90.0 million) for all of 2004, then our pretax income would change by approximately $2.0 million and earnings per share would change by $0.03 per diluted share based on the number of diluted shares outstanding at December 31, 2003. The fair value of our Revolving Credit Facility is not affected by changes in market interest rates.

Foreign Exchange Risk

We have wholly-owned subsidiaries in Canada, Mexico, the United Kingdom, France, Portugal and Spain. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2004.

Functional Currencies

Canada	Canadian Dollar
Mexico	Peso
United Kingdom	British Pound
France	Eurodollar
Portugal	Eurodollar
Spain	Eurodollar

SCP POOL CORPORATION

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

Weather.     Weather is the principal external factor affecting our business. For example, unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance.

Seasonality.     Our business is highly seasonal. In 2003, approximately 66% of our net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and 100% of our operating income was generated in the same period. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

Competition.     We face competition from both outside our industry with sellers of other leisure product alternatives, such as boats and motor homes, and from within our industry with various regional and local distributors, several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, mass market retailers and large pool supply retailers. New competitors may emerge as there are low barriers to entry in our industry. Our largest geographic markets that we service, such as California, Texas and Florida, also tend to be more competitive than others.

General Economic Conditions. Our industry is somewhat dependent upon overall economic and market conditions. For example, in economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, new housing construction and swimming pool construction decline.

Environmental, Health, Transportation and Safety Regulation. We are subject to regulation under federal, state and local environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of pool chemicals and other products. Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. These laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes. The clear trend in environmental, health, transportation and safety regulation is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemical substances, and protect the health and safety of individuals. Increasingly, strict restrictions and limitations have resulted in increased operating costs for us and other businesses throughout the United States, and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing regulations and to minimize the costs of such compliance.

Fire, Safety and Casualty. We store chemicals at our service centers and central stocking locations, including certain combustible, oxidizing compounds. A fire, explosion or flood affecting one of our facilities could give rise to fire, safety and casualty losses and related liability claims.

Growth.     We have experienced substantial growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to penetrate new markets; identify appropriate acquisition candidates; complete acquisitions on satisfactory terms and successfully integrate

SCP POOL CORPORATION

Cautionary Statement for Purpose of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

acquired businesses; obtain financing; generate sufficient cash flows to support expansion plans and general operating activities; maintain favorable supplier arrangements and relationships; and identify and divest assets which do not continue to create value consistent with our objectives.

International Operations. During 2003, international sales accounted for approximately 5% of our total net sales. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with our international operations include political and economic instability, export controls, foreign government tax policies and regulatory requirements, United States and foreign government policy changes, convertibility and transferability of international currencies, and restrictions on the movement of funds or goods.

Key Personnel. Out future success depends to a significant extent upon the continued service of our executive officers and other key management and personnel, and on our ability to continue to attract, retain and motivate qualified personnel. The loss of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business.

Supplier Relationships. We presently purchase product from over 1,200 manufacturers. Our inability to maintain favorable supplier arrangements and relationships could have a material adverse effect on our business.

Marketing.     Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in a weakened national economy and an increasingly competitive marketplace in which we also compete with other luxury product alternatives, could have a material adverse effect on our business. In addition, changes in public and consumer tastes could also have an effect on our business.

Laws and Regulations. Changes in laws and regulations, including (i) healthcare reform initiatives in the United States at the state and federal level and in other countries; (ii) tax rate changes, new tax laws and revised tax law interpretations in the United States and certain foreign countries; and (iii) changes in accounting standards, could have a material adverse effect on our business.

Other Factors. Other factors that may impact our business include acts of war or terrorist incidents, future litigation, governmental proceedings, and labor relations and disputes.

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

Item 8. Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements and related Notes (pages F-1 through F-24).

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

SCP POOL CORPORATION

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2003, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2003, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Part III.

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed with the SEC.

Item 11. Executive Compensation

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

Incorporated by reference to the Company’s 2004 Proxy Statement to be filed with the SEC.

SCP POOL CORPORATION

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

On October 22, 2003, we furnished a Form 8-K, Item 12, Results of Operations and,
Financial Condition, announcing our third quarter earnings results.

SCP POOL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

SCP POOL CORPORATION

Report of Independent Auditors

The Board of Directors
SCP Pool Corporation

We have audited the consolidated balance sheets of SCP Pool Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the index at Item 15a2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, effective January 1, 2002 the Company changed its method of accounting for goodwill.

/S/ ERNST & YOUNG LLP

New Orleans, Louisiana
February 20, 2004

SCP POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)	December 31,
	2003	2002

Assets
Current assets
Cash and cash equivalents	$12,812	$5,132
Receivables, net	83,824	70,142
Product inventories, net	193,905	183,720
Prepaid expenses	3,991	2,372
Deferred income taxes	1,864	1,708

Total current assets	$296,396	$263,074

Property and equipment, net	24,643	20,921
Goodwill	112,140	107,739
Other intangible assets, net	14,631	7,968
Other assets, net	2,462	2,392

Total assets	$450,272	$402,094

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	118,312	93,307
Accrued and other current liabilities	24,997	24,708
Short-term financing	42,418	—
Current portion of long-term debt	40,250	885

Total current liabilities	$225,977	$118,900

Deferred income taxes	20,958	12,536
Long-term debt, less current portion	3,607	125,175
Other long-term liabilities	4,489	3,542

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 35,481,335 and 35,392,095 shares
issued and outstanding at December 31, 2003
and 2002, respectively	35	35
Additional paid-in capital	67,862	63,543
Retained earnings	126,359	78,847
Unearned compensation	(290)	(575)
Accumulated other comprehensive income	1,275	91

Total stockholders’ equity	$195,241	$141,941

Total liabilities and stockholders’ equity	$450,272	$402,094

        The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)	Year Ended December 31,
	2003	2002	2001

Net sales	$1,155,832	$983,246	$854,234
Cost of sales	840,694	727,714	633,360

Gross profit	$315,138	$255,532	$220,874
Selling and administrative expenses	227,112	182,845	154,827
Goodwill amortization	—	—	2,179

Operating income	$88,026	$72,687	$63,868
Interest expense	4,669	4,977	5,283

Income before income taxes	$83,357	$67,710	$58,585
Provision for income taxes	32,509	26,407	23,141

Net income	$50,848	$41,303	$35,444

Earnings per share
Basic	$1.44	$1.14	$0.93
Diluted	$1.37	$1.08	$0.88

Weighted average shares outstanding
Basic	35,372	36,347	38,137
Diluted	37,182	38,288	40,087

        The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Stockholders’ Equity

(In thousands; amounts in Dollars except share data)							Accumulated
				Additional			Other
	Common Stock		Treasury	Paid-In	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income (Loss)	Total

Balance at December 31, 2000	40,033	39	(10,608)	57,765	(849)	77,167	(319)	123,195
Net income	—	—	—	—	—	35,444	—	35,444
Foreign currency translation	—	—	—	—	—	—	38	38
Interest rate swaps	—	—	—	—	—	—	(662)	(662)

Comprehensive income, net of tax	—	—	—	—	—	—	—	34,820
Treasury stock, 1,190 shares of
common stock	—	—	(16,959)	—	—	—	—	(16,959)
Unearned compensation	—	—	—	—	(60)	—	—	(60)
Exercise of stock options
including tax benefit of $789	384	—	—	3,223	—	—	—	3,223
Employee stock purchase plan	33	—	—	353	—	—	—	353

Balance at December 31, 2001	40,450	39	(27,567)	61,341	(909)	112,611	(943)	144,572
Net income	—	—	—	—	—	41,303	—	41,303
Foreign currency translation	—	—	—	—	—	—	372	372
Interest rate swaps	—	—	—	—	—	—	662	662

Comprehensive income, net of tax	—	—	—	—	—	—	—	42,337
Treasury stock, 2,721 shares of
common stock	—	—	(47,504)	—	—	—	—	(47,504)
Retirement of treasury shares	(5,718)	(4)	75,071	—	—	(75,067)	—	—
Unearned compensation	—	—	—	—	334	—	—	334
Exercise of stock options
including tax benefit of $996	156	—	—	1,616	—	—	—	1,616
Employee stock purchase plan	33	—	—	495	—	—	—	495
Conversion of convertible debt	471	—	—	91	—	—	—	91

Balance at December 31, 2002	35,392	35	—	63,543	(575)	78,847	91	141,941
Net income	—	—	—	—	—	50,848	—	50,848
Foreign currency translation	—	—	—	—	—	—	1,201	1,201
Interest rate swaps	—	—	—	—	—	—	(17)	(17)

Comprehensive income, net of tax	—	—	—	—	—	—	—	52,032
Treasury stock, 192 shares of
common stock	—	—	(3,336)	—	—	—	—	(3,336)
Retirement of treasury shares	(192)	—	3,336	—	—	(3,336)	—	—
Unearned compensation	—	—	—	—	285	—	—	285
Exercise of stock options
including tax benefit of $2,107	248	—	—	3,755	—	—	—	3,755
Employee stock purchase plan	33	—	—	564	—	—	—	564

Balance at December 31, 2003	35,481	35	—	67,862	(290)	126,359	1,275	195,241

        The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)	Year Ended December 31,
	2003	2002	2001

Operating activities
Net income	$50,848	$41,303	$35,444
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	8,940	6,842	8,107
Provision for doubtful accounts receivable, net of write-offs	544	522	(71)
Provision for inventory obsolescence, net of write-offs	16	(821)	(971)
Provision for deferred income taxes	7,456	5,937	1,380
Loss on sale of property and equipment	329	70	4
Changes in operating assets and liabilities, net of effects
of acquisitions
Receivables	(4,976)	6,086	5,678
Product inventories	2,030	16,635	(34,912)
Prepaid expenses and other assets	(1,307)	1,312	(3,601)
Accounts payable	16,322	(18,306)	15,203
Accrued expenses and other current liabilities	(2,068)	(1,418)	492

Net cash provided by operating activities	78,134	58,162	26,753

Investing activities
Acquisition of businesses, net of cash acquired	(21,772)	(45,350)	(50,684)
Purchase of property and equipment, net of sale proceeds	(8,351)	(6,416)	(6,273)

Net cash used in investing activities	(30,123)	(51,766)	(56,957)

Financing activities
Net proceeds (payments) on revolving line of credit	(88,452)	40,175	52,350
Net proceeds from asset-backed financing	42,418	—	—
Net proceeds (payments) on other long-term debt	2,697	—	(8,250)
Issuance of common stock under stock option plans	4,322	2,108	3,125
Purchase of treasury stock	(3,336)	(47,505)	(16,958)

Net cash provided by (used in) financing activities	(42,351)	(5,222)	30,267
Effect of exchange rate changes on cash	2,020	434	30

Increase in cash and cash equivalents	7,680	1,608	93
Cash and cash equivalents at beginning of year	5,132	3,524	3,431

Cash and cash equivalents at end of year	$12,812	$5,132	$3,524

Supplemental cash flow information
Cash paid during the year for
Interest	$3,256	$4,282	$4,659
Income taxes, net of refunds	24,883	18,738	18,399
Non-cash financing and investing transactions
Convertible note exchanged for stock	—	91	—

        The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

1. Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2003, SCP Pool Corporation and its wholly-owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 197 service centers in North America and Europe from which we sell swimming pool equipment, parts and supplies to pool builders, retail stores and service companies. We distribute products through two national networks: The SCP Distributors network (SCP) and the Superior Pool Products (SPP) network.

Net sales by geographic region were as follows (in thousands):

	2003	2002	2001

United States	$1,094,035	$945,357	$833,939
International	61,797	37,889	20,295

	$1,155,832	$983,246	$854,234

Property and equipment by geographic region were as follows (in thousands):

	2003	2002	2001

United States	$22,535	$19,996	$15,275
International	2,108	925	569

	$24,643	$20,921	$15,844

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

SCP POOL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

Seasonality and Weather

Our business is highly seasonal, and weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions:

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools

Unseasonably cool weather or	•	Fewer pool installations
extraordinary amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends	•	A longer pool season, thus increasing our sales
(primarily in the northern half of the US)

Unseasonably late warming trends	•	A shorter pool season, thus decreasing our sales
(primarily in the northern half of the US)

In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses. For further discussion, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Credit Risk and Allowance for Doubtful Accounts

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

For additional discussion of the allowance for doubtful accounts, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Product Inventories and Reserve for Inventory Obsolescence and Shrink

Product inventories consist primarily of goods we purchase from manufacturers and intend to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by category with particular emphasis on SKUs with the weakest sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence and shrink at the service center level, we consider a combination of factors including:

  the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the service center and Company levels;
  changes in customer preferences;
  the experience of the service center manager;
  the previous inventory management performance of the service center;
  geographical location; and
  new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to the volume level of purchases from our vendors. We account for such rebates as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relati ve to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

For additional discussion of product inventories and the inventory reserve, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

SCP POOL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	the life of the lease, including any expected renewals
Autos and trucks	3 years
Machinery and equipment	10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

The table below presents depreciation expense for the past three years (in thousands):

2003	2002	2001

$5,523	$4,203	$3,265

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. In accordance with these rules, we test goodwill for impairment annually or at any other time when impairment indicators exist. Under the provisions of SFAS 142, we amortize our intangible assets consisting of non-compete agreements and a distribution agreement because they have finite lives.

For additional discussion of goodwill and other intangible assets, see Note 2 to the Financial Statements.

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

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2003	2002	2001

$7,106	$4,927	$3,194

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. We record deferred tax assets to the extent we believe there will be sufficient future taxable income to utilize those assets prior to their expiration. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

SCP POOL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

For additional discussion of income taxes, see Critical Accounting Policies in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Stock Compensation Arrangements

Under the provisions of SFAS 123, Accounting for Stock-Based Compensation, companies may account for employee stock options using either (i) SFAS 123‘s fair value method or (ii) the intrinsic value method provided by APB 25, Accounting for Stock Issued to Employees. Under the SFAS 123 fair value method, companies recognize compensation expense related to employee stock options based on the fair value of the options on the grant date as estimated by an option pricing model. The intrinsic value method prescribed by APB 25 requires recognition of compensation expense when the exercise price of the granted options is less than the stock’s market price on the grant date.

We account for our employee stock options under the intrinsic value method described by APB 25. Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. The table below presents compensation expense for options granted below market price (in thousands):

2003	2002	2001

$286	$334	$391

If we had accounted for our employee stock options using the fair value method described in SFAS 123, our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2003	2002	2001

Reported net income	$50,848	$41,303	$35,444

Add: Stock-based employee compensation
expense included in reported net
income, net of the tax effect	523	204	237

Deduct: Total stock-based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(2,888)	(2,350)	(1,696)

Pro-forma net income	$48,483	$39,157	$33,985

Basic earnings per share
As reported	$1.44	$1.14	$0.93
Pro-forma	$1.37	$1.08	$0.89
Diluted earnings per share
As reported	$1.37	$1.08	$0.88
Pro-forma	$1.30	$1.02	$0.85

SCP POOL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

For purposes of pro-forma disclosures, the estimated fair value of employee options is ratably expensed over the options’ vesting period. We estimated the fair value of these options at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2003		2002		2001

Risk-free interest rate	3.38%		4.98%		5.00%
Expected dividend yield	—		—		—
Expected volatility	0.33		0.35		0.28
Weighted average expected life	7.0	years	8.0	years	7.5	years

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
  the seller's price to the buyer is fixed or determinable; and
  collectibility is reasonably assured.

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

In May 2003, we entered into an interest rate swap agreement as a cash flow hedge to reduce our exposure to fluctuations in interest rates. Any difference paid or received on the interest rate swap is recognized as an adjustment to interest expense over the life of the swap. The swap became effective September 30, 2003 and will terminate on May 28, 2004.

SCP POOL CORPORATION

1. Organization and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales, and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling, general and administrative expenses (in thousands):

2003	2002	2001

$19,908	$15,703	$14,724

Reclassifications

We reclassified certain amounts in our 2002 and 2001 financial statements to conform to the current presentation. These reclassifications had no effect on net income or earnings per share as previously reported for those years.

2. Goodwill and Other Intangible Assets

In October 2003, we performed our annual goodwill impairment test, which requires comparison of our Company’s estimated fair value to the book value, including goodwill. As a result of this test, we believe the goodwill on our balance sheet is not impaired.

Through December 31, 2001, we amortized goodwill on a straight-line basis over periods ranging from 20-40 years.

We amortize non-compete agreements and a distribution agreement using the straight-line method over the contractual term of the agreement.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2001	$73,582
Acquired goodwill	34,157

Balance at December 31, 2002	$107,739
Acquired goodwill	4,401

Balance at December 31, 2003	$112,140

Other intangible amortization expense was $3.1 million in 2003 and $2.3 million in 2002. The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2004	$3,836
2005	3,501
2006	2,933
2007	2,588
2008	1,527

SCP POOL CORPORATION

2. Goodwill and Other Intangible Assets (continued)

The table below provides a reconciliation of reported net income and earnings per share to adjusted net income and earnings per share as if the non-amortization provisions of SFAS 142 had been applied beginning January 1, 2001 (in thousands, except per share data):

	2003	2002	2001

Reported net income	$50,848	$41,303	$35,444
Add back: goodwill amortization	—	—	2,179
Adjust: tax effect	—	—	(861)

Adjusted net income	$50,848	$41,303	$36,762

Reported basic EPS	$1.44	$1.14	$0.93
Add back: goodwill amortization	—	—	0.06
Adjust: tax effect	—	—	(0.02)

Adjusted basic EPS	$1.44	$1.14	$0.97

Reported diluted EPS	$1.37	$1.08	$0.88
Add back: goodwill amortization	—	—	0.05
Adjust: tax effect	—	—	(0.02)

Adjusted diluted EPS	$1.37	$1.08	$0.91

3. Acquisitions

2003 Acquisitions

In May 2003, we acquired the capital stock of Les Industries R.P. Inc. (the Quebec Acquisition), a distributor and manufacturer of swimming pool products operating one service center in Quebec, Canada. In connection with the Quebec Acquisition, we recorded the cost of a non-compete agreement totaling $0.7 million, which we are amortizing using the straight-line method over the agreement’s six-year contractual life. We also recorded approximately $1.3 million of goodwill in connection with the acquisition, none of which we expect will be deductible for tax purposes.

In August 2003, we acquired Sud Ouest Filtration (the SOFI Acquisition), a distributor and manufacturer of swimming pool products operating one service center in Bordeaux, France. The SOFI Acquisition represents our fourth location in France and expanded our market presence to the southwest part of that country. We also acquired in August certain assets of Mepasa Albercas, a swimming pool distributor in Cuernavaca, Mexico (the Mepasa Acquisition). The Cuernavaca service center is our first location in Latin America.

On October 1, 2003, we purchased substantially all of the assets of the distribution division of Litehouse Products, Inc. (the Litehouse Acquisition). This distribution division sells primarily in the Ohio, Pennsylvania and Michigan markets. This acquisition establishes a strong presence for us in northern Ohio and adjacent markets. We recorded approximately $2.5 million of goodwill in connection with this acquisition, all of which we expect will be deductible for tax purposes. The purchase agreement includes that a portion of the purchase price be paid in annual installments of $0.4 million for the next five years. We recorded these future payments as goodwill at the present value of $1.9 million. We signed two non-compete agreements totaling $3.0 million with certain shareholders of Litehouse Products, Inc. Additionally, we recorded a distribution agreement with the Litehouse retail stores as an intangible asset at the estimated fair value of $6.1 million. We are amortizing the non-compete and distribution agreements using the straight-line method over the five year contractual lives.

SCP POOL CORPORATION

3. Acquisitions (continued)

In November 2003, we purchased substantially all of the distribution assets of Hayward Iberica, S.A., an indirect wholly-owned subsidiary of Hayward Pool Products, Inc. (the Iberica Acquisition). Iberica distributed primarily Hayward equipment from two service centers in Madrid and Valencia, Spain. These two service centers are our first locations in Spain and allow us to further our presence in the European market.

We have included the results of operations of the Quebec, SOFI, Mepasa, Litehouse and Iberica Acquisitions in the Consolidated Financial Statements since the respective acquisition dates.

2002 Acquisitions

In August 2002, we purchased 100% of the outstanding common shares of Fort Wayne Pools, Inc. (the Fort Wayne Acquisition). Fort Wayne was a distributor and manufacturer of swimming pool equipment, parts and supplies, and its distribution network consisted of 22 service centers in 16 states.

The Fort Wayne Acquisition is consistent with our strategy of complementing our internal growth with the purchase of additional service centers. The acquisition of these additional 22 service centers expanded the reach and market share of our SPP network allowing us to enhance our service capabilities and better serve the growing pool industry. In the fourth quarter of 2002, we closed one location and consolidated 13 of the 22 acquired service centers with SPP locations. The remaining eight service centers operate as part of the SPP network.

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

3. Acquisitions (continued)

2001 Acquisitions

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

SCP POOL CORPORATION

4. Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2003	2002

Receivables
Trade accounts	$68,493	$58,253
Vendor rebates	17,251	13,728
Other	1,923	1,460

	87,667	73,441
Less allowance for doubtful accounts	(3,843)	(3,299)

	$83,824	$70,142

Property and equipment
Land	$1,105	$1,105
Building	1,141	1,141
Leasehold improvements	8,992	7,475
Autos and trucks	597	429
Machinery and equipment	18,038	13,553
Computer equipment	11,671	9,961
Furniture and fixtures	8,414	7,370

	49,958	41,034
Less accumulated depreciation	(25,315)	(20,113)

	$24,643	$20,921

Intangible assets
Non-compete agreements	$17,623	$13,957
Distribution agreement	6,115	—

	23,738	13,957
Less accumulated amortization	(9,107)	(5,989)

	$14,631	$7,968

Other assets
Loan financing fees	$1,527	$901
Escrow for Fort Wayne Acquisition	1,006	1,000
Deposits and other	1,115	781

	3,648	2,682
Less accumulated amortization	(1,186)	(290)

	$2,462	$2,392

Accrued expenses and other current liabilities
Salaries, bonuses and profit sharing	$17,296	$13,592
Other	7,701	11,116

	$24,997	$24,708

Accumulated other comprehensive income
Foreign currency items	$1,292	$91
Net loss on cash flow hedge derivative	(17)	—

	$1,275	$91

SCP POOL CORPORATION

5. Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2003	2002

Revolving Line of Credit, variable rate (effective interest
rate of 3.2% at December 31, 2003), due in 2004	$38,900	$125,175
Purchase price payments to Litehouse	1,852	—
Payments due- non-compete agreements	3,987	4,427
Other	3,607	—

	48,346	129,602
Less current portion	(40,250)	(885)

Total long-term debt	$8,096	$128,717

On November 27, 2001, we entered into a credit agreement (the Credit Agreement) with a group of banks. The Credit Agreement, which matures on November 27, 2004, allows us to borrow under a revolving line of credit (the Revolving Credit Facility). In November 2003, we decreased our maximum borrowing capacity under the Revolving Credit Facility to $130.0 million from $150.0 million.

At December 31, 2003, there was $38.9 million outstanding and $55.8 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by trade accounts receivable. We pay a quarterly commitment fee of 0.30% to 0.45% (depending on our leverage ratio) of the unused portion of available credit under the Revolving Credit Facility. We intend to replace the Revolving Credit Facility with a new facility prior to the maturity date in November, 2004.

The average effective interest rate of the Revolving Credit Facility was approximately 3.2% for the year ended December 31, 2003. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%, or the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%

Substantially all of our assets, including the capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of December 31, 2003, we were in compliance with all covenants and financial ratio requirements.

At December 31, 2003, we had outstanding borrowings of $42.4 million under our accounts receivable securitization facility (the Receivables Facility). In the first quarter of 2003, we entered into the Receivables Facility with a peak seasonal borrowing capacity of up to $90.0 million. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2003, the average effective interest rate of the Receivables Facility was approximately 1.8%.

SCP POOL CORPORATION

5. Debt (continued)

Additionally, in 2003 we signed a $0.5 million non-compete agreement with a Litehouse shareholder, which provides for monthly payments over the next five years. We recorded the agreement at its $0.5 million present value. As discussed in Note 3 above, the Litehouse purchase agreement requires a portion of the purchase price to be paid in annual installments of $0.4 million for the next five years. We recorded these future payments as goodwill at the present value of $1.9 million.

In 2002, we signed non-compete agreements with certain former Fort Wayne shareholders providing for $1.0 million annual payments over the next five years. We recorded the non-compete agreements at their present value of $4.4 million.

In May 2003, we entered into an interest rate swap agreement, primarily to reduce our exposure to fluctuations in interest rates. Under the swap agreement, we agreed to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to a notional principal amount. Any differences paid or received on the interest rate swap agreement are recognized as adjustments to interest expense over the life of the swap, thereby adjusting the effective interest rate on the underlying obligation. This interest rate swap, which terminates on May 28, 2004, is designated as a cash flow hedge. No ineffectiveness related to this swap was recognized in 2003.

6. Income Taxes

Income from continuing operations before the provision for income taxes is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2003	2002	2001

United States	$80,430	$66,705	$58,729
Foreign	2,927	1,005	(144)

Total	$83,357	$67,710	$58,585

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2003	2002	2001

Current
Federal	$28,140	$19,891	$18,919
Foreign	945	275	(5)
Other, primarily state	3,081	3,333	2,847

	32,166	23,499	21,761

Deferred
Federal	317	2,693	1,200
Other, primarily state	26	215	180

	343	2,908	1,380

Total	$32,509	$26,407	$23,141

We made payments related to income taxes totaling $25.2 million in 2003 and $18.7 million in 2002.

SCP POOL CORPORATION

6. Income Taxes (continued)

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes is as follows:

	Year Ended December 31,
	2003	2002	2001

Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	4.00	4.00	4.50

Total effective tax rate	39.00%	39.00%	39.50%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002

Deferred tax liabilities
Intangible assets, primarily goodwill	$10,081	$8,338
Trade discounts on purchases	6,670	1,692
Prepaid expenses	1,850	1,369
Other	2,357	1,137

Total deferred tax liabilities	20,958	12,536

Deferred tax assets
Product inventories	1,398	828
Allowance for doubtful accounts	333	525
Accrued expenses	133	355

Total deferred tax assets	1,864	1,708

Net deferred tax liabilities	$19,094	$10,828

We reduce federal, state and foreign income taxes payable by the tax benefits associated with the exercise of stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. This benefit, which we record in stockholders’ equity, was $2.1 million in 2003 and $1.0 million in 2002.

Current U.S. income taxes, foreign withholding taxes and deferred income taxes were not provided on the undistributed earnings of our non-U.S. subsidiaries. We intend to reinvest these earnings indefinitely in operations outside the United States.

SCP POOL CORPORATION

7. Common Stock and Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related earnings per share calculation (in thousands):

	Year Ended December 31,
	2003	2002	2001

Numerator
Net income	$50,848	$41,303	$35,444
Adjustment for interest expense, net of tax, on convertible notes	—	6	6

Numerator for diluted earnings per share	$50,848	$41,309	$34,450

Denominator
Denominator for basic earnings per share – weighted average shares	35,372	36,347	38,137
Effect of dilutive securities
Stock options	1,804	1,482	1,476
Employee stock purchase plan	6	3	3
Convertible notes	—	456	471

Denominator for diluted earnings per share	37,182	38,288	40,087

8. Commitments

We lease facilities for our corporate office, service centers, vehicles and equipment under non-cancelable operating leases that expire in various years through 2017. Most of our leases contain renewal options, some of which involve rate increases. The table below presents rent expense associated with these operating leases for the past three years (in thousands):

2003	2002	2001

$34,071	$29,949	$25,111

The table below sets forth the approximate future minimum lease payments as of December 31, 2003 related to non-cancelable operating leases with initial terms of one year or more (in thousands):

2004	$22,513
2005	19,130
2006	15,355
2007	10,380
2008	6,832
Thereafter	6,033

9. Related Party Transactions

In October 1999, we entered into a lease agreement with S&C Development, LLC for a service center in Mandeville, Louisiana. The sole member of S&C Development, LLC is A. David Cook, an SCP executive officer. The seven year lease term commenced on January 1, 2000, and we pay rent of $6,510 per month. In January 2002, we entered into a lease agreement with S&C Development, LLC for additional warehouse space adjacent to our Mandeville service center. The five year lease term commenced on February 4, 2002, and we pay rent of $4,123 per month. The total $10,633 monthly lease payment is for both facilities consisting of 21,100 square feet.

SCP POOL CORPORATION

9. Related Party Transactions (continued)

In January 2001, we entered into a lease agreement with S&C Development, LLC for a service center in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001, and we pay rent of $12,371 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a service center in Baton Rouge, Louisiana. Kenneth St. Romain is the son of Frank J. St. Romain, who was President and Chief Executive Officer of SCP until January 1999 and was a director of SCP until May 2003. In January 2002, we extended this lease for a second term of five years which commenced on March 1, 2002. We pay rent of $10,137 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a service center in Jackson, Mississippi. The seven year lease term commenced on November 16, 2001, and we pay rent of $8,566 per month for the 20,000 square foot facility.

We believe the leases discussed above reflect fair market rates. The table below presents rent expense associated with these leases for the past three years (in thousands):

2003	2002	2001

$493	$493	$230

10. Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which provides benefits for substantially all employees who meet minimum age and length of service requirements. Eligible employees are able to contribute up to 25% of their base compensation, subject to the federal dollar limit. For plan participants, we contribute 50% of employee contributions up to 6% of their base compensation. Additionally, we make discretionary contributions to this plan under a profit-sharing provision.

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions and profit-sharing contributions for the past three years (in thousands):

	2003	2002	2001

Matching contributions	$2,365	$1,600	$1,476
Profit sharing contributions	—	831	392

SCP POOL CORPORATION

11. Stock Option and Stock Purchase Plans

Stock options represent the right to purchase shares of our common stock in the future at a price that is fixed on the day the options are granted (the grant date).

The table below summarizes our stock option activity for the past three years (in thousands, except weighted average exercise price and fair value):

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price

Outstanding - beginning of year	4,480,129	$8.04	4,100,208	$6.41	3,547,647	$4.32
Granted equal to fair value	658,425	18.08	590,550	18.69	938,363	13.35
Granted less than fair value	—	—	—	—	34,425	0.01

Total granted	658,425		590,550		972,788
Exercised	249,461	4.47	155,996	3.95	383,159	3.19
Forfeitures	42,409	14.68	54,633	14.59	37,068	10.15

Outstanding - end of year	4,846,684	9.53	4,480,129	8.04	4,100,208	6.41

Exercisable at end of year	2,076,263	5.49	1,897,538	4.64	1,898,507	3.97

Weighted average fair value of
options granted during the year		7.45		9.27		6.01

The table below summarizes information about stock options outstanding and exercisable at December 31, 2003 (shares in thousands):

	Outstanding Stock Options			Exercisable Stock Options

		Weighted	Weighted		Weighted
		Average	Average		Average
		Remaining	Exercise		Exercise
Range of exercise prices	Shares	Contractual Life	Price	Shares	Price

$ 0.00 to $ 4.99	1,757	4.0 years	$2.76	1,400	$2.98
$ 5.00 to $ 9.99	923	6.1 years	$7.15	365	$6.97
$ 10.00 to $ 14.99	880	7.1 years	$12.84	137	$11.58
$ 15.00 to $ 19.99	1,270	8.6 years	$18.16	174	$17.77
$ 20.00 to $ 22.52	17	9.4 years	$22.26	—	$—

$ 0.00 to $ 22.52	4,847	6.2 years	$9.53	2,076	$5.49

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

In May 1998, our stockholders approved the 1998 Stock Option Plan (the 1998 Plan), which authorized the Board to grant stock options, stock appreciation rights, restricted stock and performance awards to employees, agents, consultants or independent contractors. These options generally were exercisable

SCP POOL CORPORATION

11. Stock Option and Stock Purchase Plans (continued)

three or more years after the grant date, and they expire ten years after the grant date. In May 2002, the Board suspended the 1998 Plan. Options granted prior to the suspension were not affected by this action.

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. No more than 1,050,000 shares may be issued under this plan. In 2003, we granted 594,675 shares under the 2002 Plan. As of December 31, 2003, 466,650 shares were available for grant. Granted options have an exercise price equal to our stock’s market price on the grant date. These options generally may be exercised three or more years after the grant date, and they expire ten years after the grant date.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant stock options to each non-employee director. No more than 900,000 shares may be issued under this plan. In 2003, we granted 63,750 options to the non-employee directors. As of December 31, 2003, 202,268 shares were available for grant. The exercise price of the granted options was equal to our stock’s market price on the grant date. The options generally may be exercised one year after the grant date, and they expire ten years after the grant date.

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

No more than 637,500 shares of our common stock may be issued under this plan. In 2003, we issued 33,424 shares under this plan, and 456,686 shares remained available at December 31, 2003.

12. Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2003				2002
	First	Second	Third	Fourth	First	Second	Third	Fourth

Net sales	$196,388	$431,885	$337,611	$189,948	$171,354	$364,088	$288,799	$159,005
Gross profit	52,523	120,862	92,157	49,596	43,502	96,695	75,069	40,266
Net income (loss)	1,484	33,963	18,396	(2,995)	1,902	28,602	14,204	(3,405)
Net income (loss) per share
Basic	$0.04	$0.96	$0.52	$(0.08)	$0.05	$0.76	$0.40	$(0.10)
Diluted	$0.04	$0.92	$0.49	$(0.08)	$0.05	$0.72	$0.38	$(0.10)

The sum of diluted earnings per share for each of the quarters may not equal the total diluted earnings per share for the annual period because there is a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

SCP POOL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2004.

SCP POOL CORPORATION

By:	/S/ WILSON B. SEXTON

Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, the this report has been signed below by the following persons on behalf of the registrant in the capacities indicated March 1, 2004.

Signature:	Title:
/S/ WILSON B. SEXTON

Wilson B. Sexton	Chairman of the Board and Director

/S/ MANUEL J. PEREZ DE LA MESA

Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/S/ CRAIG K. HUBBARD

Craig K. Hubbard	Chief Financial Officer, Treasurer and Secretary

/S/ DONALD L. MEYER

Donald L. Meyer	Controller (Principal Accounting Officer),
Assistant Secretary and Assistant Treasurer

/S/ ANDREW W. CODE

Andrew W. Code	Director

/S/ JAMES J. GAFFNEY

James J. Gaffney	Director

/S/ HARLAN F. SEYMOUR

Harlan F. Seymour	Director

/S/ ROBERT C. SLEDD

Robert C. Sledd	Director

/S/ JOHN E. STOKELY

John E. Stokely	Director

Signature Page

SCP POOL CORPORATION

SCHEDULE II–VALUATION AND QUALIFYING ACCOUNTS

	Balance	Charged to	Charged to		Balance at
	Beginning	Costs and	Other		End of
Description	of Period	Expenses	Accounts (1)	Deductions (2)	Period

YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,299	$2,136	$350	$1,942	$3,843
Allowance for inventory obsolescence	3,099	(6)	—	(22)	3,115

YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	2,778	1,450	693	1,622	3,299
Allowance for inventory obsolescence	3,920	(191)	100	730	3,099

YEAR ENDED DECEMBER 31, 2001:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	2,848	2,111	—	2,181	2,778
Allowance for inventory obsolescence	4,891	429	589	1,989	3,920

(1)	Acquisition of business
(2)	Deductions represent uncollectible accounts written off net of recoveries and inventory adjustments.

SCP POOL CORPORATION

Exhibit
Number	Document Description
3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
10.1	SCP Pool Corporation 1995 Stock Option Plan. (3)
10.2	Form of Individual Stock Option Agreement under 1995 Stock Option Plan. (3)
10.3	Receivables Sale Agreement dated as of March 27, 2003 among SCP Distributors LLC, SCP Services LP and
Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer (2)
10.4	Amended and Restated Non-Employee Directors Equity Incentive Plan (1), as amended by Amendment No.1 (4)
10.5	SCP Pool Corporation 1998 Stock Option Plan (5)
10.6	Form of Stock Option Agreement under 1998 Stock Option Plan (6)
10.7	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan (4)
10.8	SCP Pool Corporation 2002 Long-Term Incentive Plan (4)
10.9	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan (4)
10.10	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation
South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa (6)
10.11	Asset Purchase Agreement, dated June 14, 2000, by and among SCP Pool
Corporation, Arch Chemicals, Inc. and Superior Pool Products, Inc. (7)
10.12	Asset Purchase Agreement, dated January 26, 2001, by and between Hughes
Supply, Inc., Allstate Pool Supplies, Inc., Allstate Pool Business, L.P. and
Superior Pool Products LLC, SCP Distributors LLC and SCP Acquisition Co. LLC. (8)
10.13	Stock Purchase Agreement dated as of August 16, 2002, by and between Jeffrey Bertsch, Randall E. Bertsch,
Robin E. Bertsch, Dominic DiNapoli, Thomas A. Epple, Erin Garton, Laura Garton, Richard K. Garton
and Jamee Garton Insko, on the one hand, and SCP Acquisition Co. LLC, a Delaware limited liability company and wholly owned subsidiary of the Company, on the other hand. (9)
10.14	Credit Agreement dated as of November 27, 2001, among SCP Pool Corporation, the Lenders, Bank One,
NA as Administrative Agent, Hibernia National Bank, as Documentation Agent, Fleet Capital Corporation,
as Syndication Agent, and Bank One Capital Markets, Inc. as Lead Arranger and Sole Book Runner (10), as
amended by the First Amendment dated as of January 10, 2002 (11), by the Second Amendment dated as of
September 5, 2002 (12) and by the Third Amendment dated as of October 18, 2002 (13)
and by the Fourth Amendment dated as of March 25, 2003 (2)
10.15	Guaranty dated as of November 27, 2001 (10), as supplemented by Guaranty Supplement dated as of
September 5, 2002 (12).
10.16	Pledge and Security Agreement dated as of November 27, 2001 (10), as supplemented by Security Agreement
Supplement dated as of September 5, 2002 (12).
10.17	Receivables Purchase Agreement dated as of March 27, 2003, among Superior Commerce, LLC, as Seller, SCP
Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago) as
Agent (2).
10.18	Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior
Commerce LLC (2).
10.19	Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit
Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement (2).
14	Code of Business Conduct and Ethics for Directors, Officers, and Employees
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C.
Section 1350, as adopted to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(2)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to the Company's Registration Statement No. 33-92738.
(4)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the Company's Definitive Proxy Statement on Schedule 14A, filed April 8, 1998.
(6)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.
(7)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended June 30, 2000.
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on February 2, 2001.
(9)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 30, 2002.
(10)	Incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on December 11, 2001.
(11)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended March 31, 2002.
(12)	Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the period ended September 30, 2002.
(13)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.