Form 10-Q
period 2004-03-31
SCP POOL CORP
filed 2004-04-30
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31‚ 2004 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

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

At April 23, 2004, there were 35,548,807 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended March 31, 2004

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Overview	5
	Results of Operations	6
	Seasonality and Quarterly Fluctuations	9
	Liquidity and Capital Resources	10
	Cautionary Statement	13

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Interest Rate Risk	16
	Foreign Exchange Risk	16

Item 4.	Controls and Procedures	16

Part II.	Other Information	17

Item 6.	Exhibits and Reports on Form 8-K	17

Signature Page		18

Index to Exhibits		19

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Unaudited)	(Note)
	March 31,	March 31,	December 31,
	2004	2003	2003

Assets
Current assets
Cash and cash equivalents	$ 2,859	$ 3,086	$ 12,812
Receivables, net	147,097	122,629	83,824
Product inventories, net	241,903	236,483	193,905
Prepaid expenses	7,111	6,539	3,991
Deferred income taxes	1,600	1,613	1,864

Total current assets	$ 400,570	$ 370,350	$ 296,396

Property and equipment, net	25,536	21,720	24,643
Goodwill	112,447	107,883	112,140
Other intangible assets, net	13,609	7,245	14,631
Other assets, net	1,798	3,051	2,462

Total assets	$ 553,960	$ 510,249	$ 450,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 166,305	$ 176,411	$ 118,312
Accrued and other current liabilities	14,897	14,572	24,997
Short-term financing	49,998	45,595	42,418
Current portion of long-term debt	94,245	885	40,250

Total current liabilities	$ 325,445	$ 237,463	$ 225,977

Deferred income taxes	20,901	12,542	20,958
Long-term debt, less current portion	3,472	115,650	3,607
Other long-term liabilities	4,466	3,542	4,489

Stockholders’ equity
Common stock, $.001 par value; 40,000,000 shares
authorized; 35,537,005, 35,460,833 and 35,481,335
shares outstanding at 3/31/04, 3/31/03 and 12/31/03,
respectively	35	35	35
Additional paid-in capital	70,696	64,282	67,862
Retained earnings	128,572	80,335	126,359
Treasury stock	---	(3,336)	---
Unearned compensation	(1,220)	(504)	(290)
Accumulated other comprehensive income	1,593	240	1,275

Total stockholders’ equity	$ 199,676	$ 141,052	$ 195,241

Total liabilities and stockholders’ equity	$ 553,960	$ 510,249	$ 450,272

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)	Three Months Ended
(In thousands, except per share data)	March 31,
	2004	2003

Net sales	$234,648	$196,388
Cost of sales	169,616	143,865

Gross profit	65,032	52,523
Selling and administrative expenses	57,360	49,003

Operating income	7,672	3,520
Interest expense	983	1,085

Income before income taxes	6,689	2,435
Provision for income taxes	2,609	951

Net income	$4,080	$1,484

Earnings per share
Basic	$0.11	$0.04
Diluted	$0.11	$0.04

Weighted average shares outstanding
Basic	35,509	35,344
Diluted	37,593	36,863

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended
(In thousands)	March 31,
	2004	2003

Operating activities
Net income	$4,080	$1,484
Adjustments to reconcile net income to net cash
used in operating activities	1,681	1,777
Changes in operating assets and liabilities,
net of effects of acquisitions
Receivables	(63,116)	(52,227)
Product inventories	(47,922)	(52,820)
Accounts payable	47,993	83,104
Other current assets and liabilities	(12,574)	(15,029)

Net cash used in operating activities	(69,858)	(33,711)

Investing activities
Acquisition of businesses, net of cash acquired	(307)	(80)
Purchase of property and equipment, net of sale proceeds	(2,493)	(1,974)

Net cash used in investing activities	(2,800)	(2,054)

Financing activities
Net proceeds (payments) on revolving line of credit	53,995	(9,525)
Net proceeds from asset-backed financing	7,580	45,595
Net payments on other long-term debt	(158)	—
Issuance of common stock under stock option plans	1,806	742
Purchase of treasury stock	(1,874)	(3,336)

Net cash provided by financing activities	61,349	33,476
Effect of exchange rate changes on cash	1,356	243

Change in cash and cash equivalents	(9,953)	(2,046)
Cash and cash equivalents at beginning of period	12,812	5,132

Cash and cash equivalents at end of period	$2,859	$3,086

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

You should also read the financial statements and notes included in our 2003 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in our Annual Report.

2. Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock awards.

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

	Three Months Ended
	March 31,
	2004	2003

Reported net income	$4,080	$1,484

Add: Stock-based employee compensation
expense included in reported net
income, net of the tax effect	74	44

Deduct: Total stock-based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(911)	(742)

Pro-forma net income	$3,243	$786

Basic earnings per share
As reported	$0.11	$0.04
Pro-forma	$0.09	$0.02
Diluted earnings per share
As reported	$0.11	$0.04
Pro-forma	$0.09	$0.02

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

Comprehensive income was $4.4 million for the quarter ended March 31, 2004 and $1.6 million for the quarter ended March 31, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2003 Annual Report on Form 10-K.

Overview

We are the world’s largest wholesale distributor of swimming pool supplies and related equipment. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies.

We distribute more than 91,000 products through 198 service centers in the United States and six foreign countries. Approximately 95% of our net sales are domestic. We operate two networks: the SCP Distributors network (SCP), which consists of 141 locations, and the Superior Pool Products network (SPP), which consists of 57 locations. We adopted this strategy to offer our customers a choice of different distributors, each featuring distinctive product selections and supplier relationships, and to encourage continued improvements in customer service through healthy competition between the two networks.

As part of the distribution businesses, we have acquired three small manufacturing facilities located in Fort Wayne, Indiana; Bordeaux, France; and Quebec, Canada, which engage in the manufacturing of packaged pool panels, steps, liners and coping. Approximately 2% of our consolidated cost of sales consisted of items we manufactured at these facilities and sold through our distribution networks, which has contributed to higher gross margins in our Consolidated Statements of Income. Our manufacturing sales to third parties accounted for approximately 1% of our net sales in 2003.

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

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We currently conduct operations through 198 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2004	2003

Net sales	100.0%	100.0%
Cost of sales	72.3	73.3

Gross profit	27.7	26.7
Selling and administrative expenses	24.4	24.9

Operating income	3.3	1.8
Interest expense	0.4	0.6

Income before income taxes	2.9	1.2

We calculate base business growth by excluding the following service centers from the calculation for 15 months:

  service centers acquired;
  service centers consolidated with acquired service centers; and
  new service centers opened in new markets.

Additionally, we allocate overhead expenses to the base business by considering base business net sales as a percentage of total net sales.

At March 31, 2004, 192 service centers were included in the base business calculations, and six service centers were excluded because they were acquired within the last 15 months.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

(In thousands)	Base Business		Acquired and Consolidated		Consolidated
	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2004	2003	2004	2003	2004	2003

Net sales	$221,464	$191,686	$13,184	$4,702	$234,648	$196,388

Gross profit	61,587	51,270	3,445	1,253	65,032	52,523
Gross margin	27.8%	26.8%	26.1%	26.6%	27.7%	26.7%

Selling and operating expenses	51,793	46,060	5,567	2,943	57,360	49,003
Expenses as a % of net sales	23.4%	24.0%	42.2%	62.6%	24.4%	24.9%

Operating income (loss)	9,794	5,209	(2,122)	(1,689)	7,672	3,520
Operating margin	4.4%	2.7%	(16.1)%	(35.9)%	3.3%	1.8%

Net Sales

	Three Months Ended March 31,
(in millions)	2004	2003	Change

Net Sales	$234.6	$196.4	$38.2 19%

Base business growth of 16% contributed $29.8 million to the increase in net sales, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business net sales increased primarily due to the following:

  two additional sales days in March, the biggest sales month in the first quarter;
  30% growth in complementary product sales;
  reasonable weather conditions in the first quarter of 2004 throughout much of the United States;
  a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
  the continued successful execution of our sales, marketing and service programs; and
  an increase in early buy sales.

Barring unfavorable weather conditions in the second and third quarters of 2004, we expect base business sales growth for the remainder of 2004 to continue, albeit at a more moderate rate than the first quarter increase of 16%.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross Profit

	Three Months Ended March 31,
(in millions)	2004	2003	Change

Gross profit	$65.0	$52.5	$12.5 24%
Gross profit as a percent of net sales	27.7%	26.7%	1.0%

Base business gross profit growth of 20% contributed $10.3 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The base business gross profit growth is primarily due to the growth in base business net sales as discussed above.

Base business gross margin increased to 27.8% in 2004 from 26.8% in 2003 primarily due to improved selling and purchasing practices. We expect the trend in gross margin expansion for the remainder of 2004 to continue at a more moderate rate than the 100 basis point improvement in the first quarter of 2004.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2004	2003	Change

Operating expenses	$57.4	$49.0	$8.4 17.1%
Operating expenses as a percent of net sales	24.4%	24.9%	0.5%

Operating expenses relating to the base business contributed $5.7 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase.

Base business operating expenses as a percentage of net sales decreased to 23.4% in 2004 from 24.0% in 2003. This decrease was primarily due to a decrease in payroll expense as a percentage of net sales as headcount increased only slightly between periods whereas net sales increased 19%. We expect the decrease in operating expenses as a percentage of net sales to moderate in the remainder of 2004.

Interest Expense

Interest expense decreased between periods because average debt outstanding was lower in the first quarter of 2004 compared to the first quarter of 2003. The effective interest rate of 2.5% remained unchanged.

Income Taxes

The increase in income taxes is due to the $4.3 million increase in income before income taxes. Our effective income tax rate remained unchanged at 39% from March 31, 2003 to March 31, 2004.

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

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of our peak selling season. Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers are typically payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

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

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first quarter of 2004 and the four quarters of 2003. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
	2004	2003
	First	First	Second	Third	Fourth

Net sales	$234,648	$196,388	$431,885	$337,611	$189,948
Gross profit	65,032	52,523	120,862	92,157	49,596
Operating income (loss)	7,672	3,520	57,189	31,220	(3,903)
Net sales as a % of annual net sales	N/A	17%	37%	29%	17%
Gross profit as a % of annual gross profit	N/A	17%	38%	29%	16%
Operating income (loss) as a % of
annual operating income	N/A	4%	65%	35%	(4)%

Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet the current needs for cash. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

  cash flows generated from operating activities;
  the adequacy of available bank lines of credit;
  acquisitions;
  the timing and extent of share repurchases;
  capital expenditures; and
  the ability to attract long-term capital with satisfactory terms.

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

Our credit agreement, which matures on November 27, 2004, allows us to borrow under a revolving line of credit (the Revolving Credit Facility). In the first quarter of 2004, we decreased our borrowing capacity under the Revolving Credit Facility to $110.0 million from $130.0 million to reduce unused commitment fees.

During the three months ended March 31, 2004, we received net proceeds of $54.0 million on the Revolving Credit Facility. At March 31, 2004, there was $92.9 million outstanding and $16.0 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by trade accounts receivable. We expect to replace the Revolving Credit Facility with a new facility with similar terms prior to the maturity date of November 27, 2004.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

The average effective interest rate of the Revolving Credit Facility was approximately 2.9% for the quarter ended March 31, 2004. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%; or

  the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

Substantially all of our assets, including capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage and which also restrict our ability to pay dividends. As of March 31, 2004, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2004, we renewed our accounts receivable securitization facility (the Receivables Facility), which has a seasonal borrowing capacity up to $100.0 million, through March 2005. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary sells an undivided security interest in the receivables to an unrelated commercial paper conduit. We account for the Receivables Facility on-balance sheet because we have maintained effective control of the receivables. Accordingly, the receivables and the related debt are included in the accompanying consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At March 31, 2004, there was $50.0 million outstanding under the Receivables Facility at an average effective interest rate of 1.8%.

Net cash used in operating activities increased $36.2 million to $69.9 million for the three months ended March 31, 2004 compared to $33.7 million for the same period last year. This change is primarily due to approximately $33 million of payments made for early-buy purchases in order to take advantage of payment discounts.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $63.3 million to $147.1 million at March 31, 2004 from $83.8 million at December 31, 2003.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Accounts receivable increased $24.5 million, or 20%, to $147.1 million at March 31, 2004 from $122.6 million at March 31, 2003. This increase from the first quarter of 2003 to the first quarter of 2004 is consistent with the increase in net sales between periods.

The allowance for doubtful accounts decreased to $3.7 million at March 31, 2004 from $3.8 million at December 31, 2003, which is consistent with the seasonal nature of our business.

The allowance for doubtful accounts increased to $3.7 million at March 31, 2004 from $3.0 million at March 31, 2003, which is consistent with the increase in gross accounts receivable between periods. The allowance represented 3% of trade accounts receivable in March 2004 and March 2003.

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories increased $48.0 million to $241.9 million at March 31, 2004 from $193.9 million at December 31, 2003. Inventory increased $5.4 million, or 2%, to $241.9 million at March 31, 2004 compared to $236.5 million at March 31, 2003.

As we continue to better manage our inventory, our inventory reserve decreased slightly to $3.0 million at March 31, 2004 compared to $3.1 million at December 31, 2003 and $3.2 million at March 31, 2003.

Share Repurchase Program

In the first quarter of 2004 we repurchased 46,300 shares of our common stock at an average price of $32.20 per share. On April 23, 2004, $33.7 million of the amount authorized by our Board of Directors for future share repurchases remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares repurchased	paid per share	publicly announced plan (1)	purchased under the plan

February 2004	46,300	$ 32.20	46,300	$33,698,100

(1)     In July 2002, our Board of Directors authorized $50.0 million for the repurchase of shares of our common stock in the open market.

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

We are susceptible to adverse weather conditions.

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

Our industry is highly competitive

We face competition from both outside our industry with sellers of other leisure product alternatives, such as boats and motor homes, and from within our industry with various regional and local distributors, several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, mass market retailers and large pool supply retailers. New competitors may emerge as there are low barriers to entry in our industry. Our largest geographic markets that we service, such as California, Florida and Texas also tend to be more competitive than others.

Our business depends on favorable general economic conditions.

Our industry is somewhat dependent upon overall economic and market conditions. For example, in economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, new housing construction and swimming pool construction decline.

The nature of our business subjects us to compliance with Environmental, Health, Transportation and Safety Regulations.

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

Our business involves fire, safety and casualty risks.

We store chemicals at our service centers and central stocking locations, including certain combustible, oxidizing compounds. A fire, explosion or flood affecting one of our facilities could give rise to fire, safety and casualty losses and related liability claims. We maintain what we believe is prudent insurance protection.

However, we cannot guarantee that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

We are vulnerable to the potential difficulties associated with rapid growth.

We have experienced substantial growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

  penetrate new markets;
  identify appropriate acquisition candidates;
  complete acquisitions on satisfactory terms and successfully integrate acquired businesses;
  obtain financing;
  generate sufficient cash flows to support expansion plans and general operating activities;
  maintain favorable supplier arrangements and relationships; and
  identify and divest assets which do not continue to create value consistent with our objectives.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

As we expand our international operations, we will be subject to additional political, economic and other uncertainties.

During 2003, international sales accounted for approximately 5% of our total net sales. We anticipate that future international sales will increase and may account for a more significant percentage of our sales. Risks associated with our international operations include:

  political and economic instability;
  export controls;
  foreign government tax policies and regulatory requirements;
  United States and foreign government policy changes;
  convertibility and transferability of international currencies; and
  restrictions on the movement of funds or goods.

Our operations have not yet been affected by such conditions or events, but as our international operations expand, the exposure to these risks will increase.

We depend on key personnel.

Our future success depends to a significant extent upon the continued service of our executive officers and other key management and personnel, and on our ability to continue to attract, retain and motivate qualified personnel. The loss of one or more of our key employees or our failure to attract, retain and motivate qualified personnel could have a material adverse effect on our business.

We depend on favorable supplier relationships.

We presently purchase product from over 1,200 manufacturers. Our inability to maintain favorable supplier arrangements and relationships could have a material adverse effect on our business.

Our industry depends on effective marketing programs.

Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in a weakened national economy and an increasingly competitive marketplace in which we also compete with other luxury product alternatives, could have a material adverse effect on our business. In addition, changes in public and consumer tastes could also have an effect on our business.

A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

The terrorist attacks that took place on September 11, 2001, in the U.S. were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our business. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

Other Factors

Other factors that may impact our business include future litigation, product liability, governmental proceedings, labor relations and disputes, commodity volatility and interest rate fluctuation.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2003.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2004, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2004, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

SCP POOL CORPORATION

Part II.	Other Information

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Document Description
3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
10.1	Third Amendment to Receivables Purchase Agreement, entered into as of March 25, 2004, among Superior Commerce LLC, as Seller, SCP Distributors LLC as initial Servicer, Bank One, NA as Agent and Jupiter Securitization Corporation.
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None

Items 1 — 5 are not applicable and have been omitted.

_________________

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
2.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
3.	Incorporated by reference to our Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2004.

SCP POOL CORPORATION

By: /s/ Craig K. Hubbard
Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant

SCP POOL CORPORATION

Index to Exhibits

3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
10.1	Third Amendment to Receivables Purchase Agreement, entered into as of March 25, 2004, among Superior Commerce LLC, as Seller, SCP Distributors LLC as initial Servicer, Bank One, NA as Agent and Jupiter Securitization Corporation.
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_________________

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2001.
2.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
3.	Incorporated by reference to our Registration Statement No. 33-92738.