Form 10-Q
period 2004-06-30
SCP POOL CORP
filed 2004-07-30
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON‚ D. C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30‚ 2004 OR

[_]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ____________ TO ____________.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of Registrant as specified in its charter)

DELAWARE	36-3943363

(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

109 Northpark Boulevard‚
Covington‚ Louisiana	70433-5001

(Address of principal executive offices)	(Zip Code)

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

At July 23, 2004, there were 35,215,726 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q
For the Quarter Ended June 30, 2004

INDEX

		Page
Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Condensed Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations
	Overview	5
	Results of Operations	6
	Seasonality and Quarterly Fluctuations	11
	Liquidity and Capital Resources	12
	Cautionary Statement	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk
	Interest Rate Risk	19
	Foreign Exchange Risk	19

Item 4.	Controls and Procedures	20

Part II.	Other Information

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	22

Signature Page		23

Index to Exhibits		24

SCP POOL CORPORATION

Part I.	Financial Information
Item 1.	Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited)	(Unaudited)	(Note)
	June 30,	June 30,	December 31,
	2004	2003	2003

Assets
Current assets
Cash and cash equivalents	$ 21,124	$ 32,185	$ 12,812
Receivables, net	51,006	36,750	25,728
Receivables pledged under receivables facility	146,677	138,224	58,096
Product inventories, net	219,711	197,558	193,905
Prepaid expenses	9,494	5,797	3,991
Deferred income taxes	1,818	1,359	1,864

Total current assets	$ 449,830	$ 411,873	$ 296,396

Property and equipment, net	25,499	23,870	24,643
Goodwill	112,488	108,536	112,140
Intangible assets, net	12,589	7,181	14,631
Other assets, net	1,626	2,456	2,462

Total assets	$ 602,032	$ 553,916	$ 450,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	$ 144,029	$ 156,695	$ 118,312
Accrued and other current liabilities	50,276	48,606	24,997
Short-term financing	100,000	90,000	42,418
Current portion of long-term debt	53,980	885	40,250

Total current liabilities	$ 348,285	$ 296,186	$ 225,977

Deferred income taxes	20,890	12,568	20,958
Long-term debt, less current portion	3,344	65,529	3,607
Other long-term liabilities	4,442	3,542	4,489

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 35,215,107, 35,326,946 and 35,481,335
shares issued and outstanding at 6/30/04, 6/30/03 and 12/31/03,
respectively	35	35	35
Additional paid-in capital	72,602	64,887	67,862
Retained earnings	152,288	110,963	126,359
Unearned compensation	(1,106)	(432)	(290)
Accumulated other comprehensive income	1,252	638	1,275

Total stockholders’ equity	$ 225,071	$ 176,091	$ 195,241

Total liabilities and stockholders’ equity	$ 602,032	$ 553,916	$ 450,272

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)	Three Months Ended		Six Months Ended
(In thousands, except per share data)	June 30,		June 30,
	2004	2003	2004	2003

Net sales	$ 504,177	$ 431,885	$ 738,825	$ 628,273
Cost of sales	358,962	311,023	528,578	454,888

Gross profit	145,215	120,862	210,247	173,385
Selling and administrative expenses	72,626	63,673	129,986	112,676

Operating income	72,589	57,189	80,261	60,709
Interest expense	1,122	1,514	2,105	2,599

Income before income taxes	71,467	55,675	78,156	58,110
Provision for income taxes	27,872	21,712	30,481	22,663

Net income	$ 43,595	$ 33,963	$ 47,675	$ 35,447

Earnings per share
Basic	$ 1.23	$ 0.96	$ 1.35	$ 1.00
Diluted	$ 1.16	$ 0.92	$ 1.27	$ 0.96

Weighted average shares outstanding
Basic	35,375	35,309	35,443	35,326
Diluted	37,585	36,994	37,593	36,929

Cash dividends declared per common share	$ 0.10	$ ---	$ 0.10	$ ---

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Six Months Ended
(In thousands)	June 30,
	2004	2003

Operating activities
Net income	$47,675	$35,447
Adjustments to reconcile net income to net cash
provided by (used in) operating activities	4,823	5,330
Changes in operating assets and liabilities,
net of effects of acquisitions
Receivables	(113,673)	(101,749)
Product inventories	(26,305)	(11,616)
Accounts payable	25,717	60,352
Other current assets and liabilities	20,596	20,377

Net cash provided by (used in) operating activities	(41,167)	8,141

Investing activities
Acquisition of businesses, net of cash acquired	(348)	(3,355)
Purchase of property and equipment, net of sale proceeds	(3,919)	(4,955)

Net cash used in investing activities	(4,267)	(8,310)

Financing activities
Proceeds from revolving line of credit	169,640	98,900
Payments on revolving line of credit	(155,910)	(160,435)
Proceeds from asset-backed financing	66,522	90,000
Payments on asset-backed financing	(8,940)	---
Proceeds from other long-term debt	---	1,889
Payments on other long-term debt	(310)	---
Payments on other short-term debt	---	(2,100)
Issuance of common stock under stock option plans	3,713	1,347
Payment of cash dividends	(3,528)	---
Purchase of treasury stock	(18,225)	(3,336)

Net cash provided by financing activities	52,962	26,265
Effect of exchange rate changes on cash	784	957

Change in cash and cash equivalents	8,312	27,053
Cash and cash equivalents at beginning of period	12,812	5,132

Cash and cash equivalents at end of period	$21,124	$32,185

The accompanying Notes are integral part of the Consolidated Financial Statements.

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

SCP Pool Corporation (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three- and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2004.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Reported net income	$ 43,595	$ 33,963	$ 47,675	$ 35,447

Add: Stock-based employee compensation
expense included in reported net
income, net of the tax effect	69	44	143	87

Deduct: Stock-based employee
compensation expense determined
under the fair value method for
all awards, net of the tax effect	(935)	(730)	(1,821)	(1,490)

Pro-forma net income	$ 42,729	$ 33,277	$ 45,997	$ 34,044

Basic earnings per share
As reported	$ 1.23	$ 0.96	$ 1.35	$ 1.00
Pro-forma	$ 1.21	$ 0.94	$ 1.30	$ 0.96
Diluted earnings per share
As reported	$ 1.16	$ 0.92	$ 1.27	$ 0.96
Pro-forma	$ 1.14	$ 0.90	$ 1.22	$ 0.92

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

Comprehensive income for the quarter was $43.3 million at June 30, 2004 and $34.4 million at June 30, 2003. For the six month period, comprehensive income was $47.7 million at June 30, 2004 and $36.0 million at June 30, 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2003 Annual Report on Form 10-K.

Overview

Based on industry knowledge, management believes that we are the world’s largest wholesale distributor of swimming pool supplies and related equipment. We purchase products from a large number of manufacturers and then distribute these goods to a customer base consisting of swimming pool remodelers and builders, retail swimming pool stores and swimming pool repair and service companies.

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

As part of our distribution businesses, we have acquired three small manufacturing facilities located in Fort Wayne, Indiana; Bordeaux, France; and Quebec, Canada, which engage in the manufacturing of packaged pool panels, steps, liners and coping. Approximately 2% of our consolidated cost of sales in 2003 consisted of items we manufactured at these facilities and sold through our distribution networks, which has contributed to higher gross margins in our Consolidated Statements of Income. Our manufacturing sales to third parties accounted for approximately 1% of our net sales in 2003.

We invest significant resources to promote the growth of the swimming pool industry. Our marketing philosophy incorporates a focus on increasing consumer awareness of the benefits regarding pool ownership and the affordability and ease of maintaining a pool.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed below in our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995".

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We currently conduct operations through 198 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

(Note)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	72.0	71.5	72.4

Gross profit	28.8	28.0	28.5	27.6
Selling and administrative expenses	14.4	14.7	17.6	17.9

Operating income	14.4	13.2	10.9	9.7
Interest expense	0.2	0.4	0.3	0.4

Income before income taxes	14.2	12.9	10.6	9.3

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

At June 30, 2004, 192 service centers were included in the base business calculations, and six service centers were excluded because they were acquired within the last 15 months.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

(In thousands)	Base Business		Acquired Service Centers		Total
(Unaudited)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003

Net sales	$479,441	$428,085	$24,736	$3,800	$504,177	$431,885

Gross profit	138,826	119,490	6,389	1,372	145,215	120,862
Gross margin	29.0%	27.9%	25.8%	36.1%	28.8%	28.0%

Selling and operating expenses	67,971	62,254	4,655	1,419	72,626	63,673
Expenses as a % of net sales	14.2%	14.5%	18.8%	37.3%	14.4%	14.7%

Operating income (loss)	70,855	57,236	1,734	(47)	72,589	57,189
Operating margin	14.8%	13.4%	7.0%	(1.2)%	14.4%	13.2%

Net Sales

	Three Months Ended June 30,
(in millions)	2004	2003	Change

Net sales	$504.2	$431.9	$72.3 17%

Base business growth of 12% contributed $51.4 million to the increase in net sales in the second quarter of 2004, while acquired service centers accounted for the remaining increase. Base business net sales increased primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
  the continued successful execution of our sales, marketing and service programs; and
  35% growth in complementary product sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross Profit

	Three Months Ended June 30,
(in millions)	2004	2003	Change

Gross profit	$145.2	$120.9	$24.3 20%
Gross profit as a percent of net sales	28.8%	28.0%	0.8%

Base business gross profit growth of 16% contributed $19.3 million to the increase, while acquired service centers accounted for the remaining increase. The base business gross profit growth is primarily due to the growth in base business net sales as discussed above.

Base business gross margin improved to 29.0% in the second quarter of 2004 from 27.9% in the second quarter of 2003 primarily due to improved selling and purchasing practices.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2004	2003	Change

Operating expenses	$72.6	$63.7	$8.9 14%
Operating expenses as a percent of net sales	14.4%	14.7%	(0.3)%

Operating expenses relating to the base business contributed $5.7 million to the increase in the second quarter of 2004, while acquired service centers accounted for the remaining increase.

Base business operating expenses as a percentage of net sales decreased to 14.2% in the second quarter of 2004 from 14.5% in the second quarter of 2003 as headcount increased only slightly between periods while net sales increased 17%.

Interest Expense

Interest expense decreased between periods as a result of lower average outstanding debt in the second quarter of 2004 compared to the second quarter of 2003 and a decline in the effective interest rate to 2.2% in the second quarter of 2004 from 2.8% in the second quarter of 2003.

Income Taxes

The increase in income taxes is due to the $15.8 million increase in income before income taxes from the second quarter of 2003 to the second quarter of 2004. Our effective income tax rate remained unchanged at 39% at June 30, 2003 and June 30, 2004.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

(In thousands)	Base Business		Acquired and Consolidated		Total
(Unaudited)	Six Months		Six Months		Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2004	2003	2004	2003	2004	2003

Net sales	$700,989	$619,771	$37,836	$8,502	$738,825	$628,273

Gross profit	200,528	170,789	9,719	2,596	210,247	173,385
Gross margin	28.6%	27.6%	25.7%	30.5%	28.5%	27.6%

Selling and operating expenses	119,823	108,436	10,163	4,240	129,986	112,676
Expenses as a % of net sales	17.1%	17.5%	26.9%	49.9%	17.6%	17.9%

Operating income (loss)	80,705	62,353	(444)	(1,644)	80,261	60,709
Operating margin	11.5%	10.1%	(1.2)%	(19.3)%	10.9%	9.7%

Net Sales

	Six Months Ended June 30,
(in millions)	2004	2003	Change

Net sales	$738.8	$628.3	$110.5 18%

Base business growth of 13% contributed $81.2 million to the increase in net sales in the first six months of 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business net sales increased primarily due to the following:

  a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
  the continued successful execution of our sales, marketing and service programs; and
  34% growth in complementary product sales.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross Profit

	Six Months Ended June 30,
(in millions)	2004	2003	Change

Gross profit	$210.2	$173.4	$36.8 21%
Gross profit as a percent of net sales	28.5%	27.6%	0.9%

Base business gross profit growth of 17% contributed $29.7 million to the increase in the first six months of 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The base business gross profit growth is primarily due to the growth in base business net sales as discussed above.

Base business gross margin increased to 28.6% in the first six months of 2004 from 27.6% in the comparable 2003 period primarily due to improved selling and purchasing practices.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2004	2003	Change

Operating expenses	$130.0	$112.7	$17.3 15%
Operating expenses as a percent of net sales	17.6%	17.9%	(0.3)%

Operating expenses relating to the base business contributed $11.4 million to the increase in the first six months of 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase.

Base business operating expenses as a percentage of net sales decreased to 17.1% in the first six months of 2004 from 17.5% in the first six months of 2003 as headcount increased only slightly between periods while net sales increased 18%.

Interest Expense

Interest expense decreased between periods as a result of lower average outstanding debt in the first six months of 2004 compared to the first six months of 2003 and a decline in the effective interest rate to 2.3% in 2004 from 2.7% in 2003.

Income Taxes

The increase in income taxes is due to the $20.0 million increase in income before income taxes in the first six months of 2004 compared to the first six months of 2003. Our effective income tax rate remained unchanged at 39% at June 30, 2003 and June 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first and second quarters of 2004 and the four quarters of 2003. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(In thousands)	2004		2003
	First	Second	First	Second	Third	Fourth

Net sales	$ 234,648	$ 504,177	$ 196,388	$ 431,885	$ 337,611	$ 189,948
Gross profit	65,032	145,215	52,523	120,862	92,157	49,596
Operating income (loss)	7,672	72,589	3,520	57,189	31,220	(3,903)
Net sales as a % of annual
net sales	N/A	N/A	17%	37%	29%	17%
Gross profit as a % of
annual gross profit	N/A	N/A	17%	38%	29%	16%
Operating income (loss) as
a % of annual operating
income	N/A	N/A	4%	65%	35%	(4)%

Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

  cash flows generated from operating activities;
  the adequacy of available bank lines of credit;
  acquisitions;
  the timing and extent of share repurchases;
  capital expenditures;
  dividend payments; and
  the ability to attract long-term capital with satisfactory terms.

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings. Borrowings, together with cash from operations and seller financing, historically have been sufficient to support our growth and finance acquisitions.

Our credit agreement, which matures on November 27, 2004, allows us to borrow under a revolving line of credit (the Revolving Credit Facility). In the first quarter of 2004, we decreased our borrowing capacity under the Revolving Credit Facility to $110.0 million from $130.0 million to reduce unused commitment fees. In July 2004, we further decreased our borrowing capacity under the Revolving Credit Facility to $90.0 million.

During the six months ended June 30, 2004, we received net proceeds of $13.7 million on the Revolving Credit Facility. At June 30, 2004, there was $52.6 million outstanding and $55.0 million available for borrowing

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by trade accounts receivable. In the third quarter of 2004, we expect to begin negotiations to replace the Revolving Credit Facility with a new facility prior to the maturity date of November 27, 2004.

The average effective interest rate of the Revolving Credit Facility was approximately 2.9% for the six months ended June 30, 2004. Interest on borrowings under the Revolving Credit Facility may be paid at either of the following rates, in each case depending on our leverage ratio:

  the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%; or

  the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

Excluding trade receivables secured under our accounts receivable securitization facility (the Receivables Facility) as discussed below, substantially all of our assets, including capital stock of our wholly-owned subsidiaries, secure our obligations under the Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage. As of June 30, 2004, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2004, we renewed the Receivables Facility, which has a seasonal borrowing capacity up to $100.0 million, through March 2005. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At June 30, 2004, there was $100.0 million outstanding under the Receivables Facility at an average effective interest rate of 1.7%.

Cash used in operating activities was $41.2 million in the first six months of 2004 compared to cash provided by operations of $8.1 million in the same period in 2003. The use of cash is primarily due to the accelerated payment of inventory purchases as days payable outstanding decreased 15 days while the Company captured a 35% increase in term discounts between periods. The balance of cash used in operations is due to a 13% increase in accounts receivable and an 11% increase in inventory between periods, both of which are consistent with the 18% increase in net sales for the six months ended June 30, 2004.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $113.9 million to $197.7 million at June 30, 2004 from $83.8 million at December 31, 2003.

Accounts receivable increased $22.7 million, or 13%, to $197.7 million at June 30, 2004 from $175.0 million at June 30, 2003. This increase is consistent with the 18% increase in net sales between periods.

The allowance for doubtful accounts decreased to $3.7 million at June 30, 2004 from $3.8 million at December 31, 2003. The allowance represented 98% of the accounts receivable greater than 60 days past due in June 2004 compared to 54% in December 2003. Our allowance typically increases throughout the year because we accrue for doubtful accounts as a percentage of net sales. The majority of write-offs typically occur in the fourth quarter when the pool season has ended.

The allowance for doubtful accounts increased to $3.7 million at June 30, 2004 from $3.6 million at June 30, 2003, which is consistent with the increase in gross accounts receivable between periods. The allowance represented 98% and 96% of the accounts receivable greater than 60 days past due in June 2004 and June 2003, respectively.

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories increased $25.8 million to $219.7 million at June 30, 2004 from $193.9 million at December 31, 2003. Inventory increased $22.1 million, or 11%, to $219.7 million at June 30, 2004 compared to $197.6 million at June 30, 2003, which is consistent with the 18% increase in net sales between periods.

The inventory reserve increased to $3.6 million at June 30, 2004 from $3.1 million at December 31, 2003, which is consistent with the increase in inventory discussed above.

The inventory reserve decreased to $3.6 million at June 30, 2004 compared to $4.0 million at June 30, 2003 and reflects improvement in our overall inventory. Our fastest moving classes of inventory (classes 1-3) increased to 71.2% of total inventory in June 2004 compared to 66.9% of total inventory in June 2003.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Share Repurchase Program

In the second quarter of 2004, we repurchased 409,000 shares of our common stock at an average price of $39.32 per share. On July 23, 2004, approximately $17.6 million of the amount authorized by our Board of Directors for future share repurchases remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

The table below summarizes the repurchases of our common stock in the second quarter of 2004.

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares purchased	paid per share	publicly announced plan (1)	purchased under the plan

May 2004	409,000	$ 39.32	409,000	$17,616,400

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

Weather is the principal external factor affecting our business. For example, unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, which adversely affects sales of our products.

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

We face intense competition both from other leisure product alternatives and from within the pool industry.

We face competition from both outside our industry with sellers of other leisure product alternatives, such as boats and motor homes, and from within our industry with various regional and local distributors, several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, mass market retailers and large pool supply retailers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our largest, higher density markets in Arizona, California, Texas and Florida, representing approximately 51% of our net sales, also tend to be more competitive than others.

The demand for our swimming pool and leisure related products may be adversely affected by economic downturns.

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, new housing construction and swimming pool construction decline. Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools account for approximately 80% of our net sales, the growth of our business depends on the expansion of the installed pool base, which may be viewed by most consumers as a discretionary, and even luxury, expenditure that may be adversely affected by economic downturns.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

The nature of our business subjects us to compliance with Environmental, Health, Transportation and Safety Regulations.

We are subject to regulation under federal, state and local environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of pool chemicals and other products. For example, we sell algaecides that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and state pesticide laws, which primarily relate to labeling and annual registration.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil, and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. These laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes. The clear trend in environmental, health, transportation and safety regulation is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemical substances. Increasingly, strict restrictions and limitations have resulted in increased operating costs for us, and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and to plan accordingly in order to remain in compliance with changing regulations and to minimize the costs of such compliance.

We store chemicals and other combustible materials that involve fire, safety and casualty risks.

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

We may not be able to continue our recent pace of rapid growth.

We have experienced substantial growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. Since 1999, we have opened 31 new service centers and have completed 15 acquisitions, consisting of 77 service centers (net of service center closings and consolidations). We expect to continue to open five to ten new service centers per year. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

We depend on key personnel.

Our future success depends to a significant extent upon the continued service of Manuel Perez de la Mesa, our Chief Executive Officer, and to a lesser degree, our other executive officers and key management personnel, and on our ability to continue to attract, retain and motivate qualified personnel. The loss of Mr. Perez de la Mesa in particular could have a material adverse effect on our business. Mr. Perez de la Mesa is not nearing retirement age, and we have no indication that he intends to retire in the near future. We do not currently maintain key man insurance on Mr. Perez de la Mesa.

Our distribution business is highly dependent on our ability to maintain favorable relationships with suppliers and manufacturers.

As a distribution company, maintaining favorable relationships with our suppliers is critical to the success of our business. We believe that we add considerable value to the swimming pool supply chain by purchasing products from a large number of manufacturers and distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own. We currently purchase products from over 1,200 manufacturers. We believe that we currently enjoy good relationships with our suppliers, who generally offer us competitive pricing, return policies and promotional allowances. However, our inability to maintain favorable relationships with our suppliers could have an adverse effect on our business.

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Bio-Lab Inc. (a subsidiary of Great Lakes Chemicals, Inc.) which accounted for approximately 16%, 11% and 7%, respectively, of the costs of products we sold in 2003. While we do not believe that the loss of any single supplier would adversely affect our business, a decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. We dedicate significant resources promoting the benefits and affordability of pool ownership, which we believe greatly benefits our suppliers and manufacturers.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

The growth of our business depends on effective marketing programs.

The growth of our business depends on the expansion of the installed pool base. Thus, an important part of our strategy is to promote the growth of the pool industry through our extensive advertising and promotional programs that attempt to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool may be enjoyed beyond swimming. These programs include media advertising, website development and public relations campaigns. We believe these programs benefit the entire supply chain from our suppliers and manufacturers to our customers.

We also promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our programs include such things as personalized websites, brochures, marketing campaigns and business development training. We also provide certain retail store customers with assistance in site selection and store layout and design. Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in an weakened national economy and an increasingly competitive marketplace, in which we (and our entire supply chain) also compete with other luxury product alternatives, could have a material adverse effect on our business.

A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

The terrorist attacks that took place on September 11, 2001, in the U.S. were unprecedented events that have created many economic and political uncertainties, some of which may materially impact our business. Discretionary spending on leisure products such as ours is generally adversely affected during times of economic uncertainty. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could adversely affect our business for the short or long-term in ways that cannot presently be predicted.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2003.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2003.

Item 4.   Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2004, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2004, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Part II. Other Information

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 6, 2004, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	32,664,497	860,588
James J. Gaffney	32,969,329	555,756
George T. Haymaker	33,142,221	382,864
Manuel J. Perez de la Mesa	32,664,493	860,592
Harlan F. Seymour	32,886,941	638,144
Wilson B. Sexton	32,642,620	882,465
Robert C. Sledd	32,988,531	536,554
John E. Stokely	32,916,139	608,946

2.	To approve an amendment to our Amended Certificate of Incorporation to increase the number of authorized shares of our Common Stock from 40,000,000 to 100,000,000.

For	29,343,630
Against	4,166,032
Abstain	15,421

3.	To approve an amendment to our 2002 Long-Term Incentive Plan to increase the maximum number of shares of our Common Stock authorized for issuance thereunder from 1,050,000 to 1,800,000.

For	27,450,143
Against	2,082,951
Abstain	19,217

4.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2004.

For	33,183,433
Against	320,662
Abstain	20,990

SCP POOL CORPORATION

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits required by Item 601 of Regulation S-K

Exhibit
Number	Document Description
3.1	Composite Certificate of Incorporation of the Company.
3.2	Composite Bylaws of the Company. (1)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Lease(Mandeville Service Center) entered into as of October 19, 1999, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement(Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC.
10.2	Lease(Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into as of December 5, 2001, by and between S&C Development, LLC and SCP Pool Corporation.
10.3	Tax Reimbursement Arrangement.(3)
10.4	2002 Long-Term Incentive Plan, as Amended and Restated (3)
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K
None

Items 1, 2, 3 and 5 are not applicable and have been omitted.

_________________

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
2.	Incorporated by reference to our Registration Statement No. 33-92738.
3.	Management contract or compensatory plan or arrangement.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2004.

SCP POOL CORPORATION

By: /s/ Craig K. Hubbard
Craig K. Hubbard
Chief Financial Officer, Treasurer and Secretary and duly authorized signatory on behalf of the Registrant

SCP POOL CORPORATION

Index to Exhibits

3.1	Composite Certificate of Incorporation of the Company.
3.2	Composite Bylaws of the Company. (1)
4.1	Form of certificate representing shares of common stock of the Company. (2)
10.1	Lease(Mandeville Service Center) entered into as of October 19, 1999, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement (Warehouse)entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC.
10.2	Lease(Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
10.3	Tax Reimbursement Arrangement. (3)
10.4	2002 Long-Term Incentive Plan, as Amended and Restated (3)
31.1	Certification by Craig K. Hubbard pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification by Manuel J. Perez de la Mesa and Craig K. Hubbard pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
2.	Incorporated by reference to our Registration Statement No. 33-92738.
3.	Management contract or compensatory plan or arrangement.