Form 10-Q
period 2004-09-30
SCP POOL CORP
filed 2004-10-29
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

985-892-5521

(Registrant’s telephone number, including area code)

(former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)    YES  ☒    NO  ☐

At October 22, 2004, there were 52,157,956 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2004

SCP POOL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) September 30, 2004	(Unaudited) September 30, 2003	(Note) December 31, 2003
Assets
Current assets
Cash and cash equivalents	$30,427	$29,714	$12,812
Receivables, net	39,250	34,305	25,728
Receivables pledged under receivables facility	91,110	83,637	58,096
Product inventories, net	167,024	141,688	193,905
Prepaid expenses	6,167	4,797	3,991
Deferred income taxes	1,512	1,376	1,864

Total current assets	$335,490	$295,517	$296,396

Property and equipment, net	25,210	24,138	24,643
Goodwill	112,489	109,156	112,140
Intangible assets, net	11,609	6,400	14,631
Other assets, net	1,657	2,729	2,462

Total assets	$486,455	$437,940	$450,272

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	76,454	73,620	118,312
Accrued and other current liabilities	45,231	46,651	24,997
Short-term financing	69,770	62,270	42,418
Current portion of long-term debt	25,850	885	40,250

Total current liabilities	$217,305	$183,426	$225,977

Deferred income taxes	20,890	12,599	20,958
Long-term debt, less current portion	3,043	43,033	3,607
Other long-term liabilities	3,534	2,656	4,489

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 52,819,487, 53,113,398 and 53,222,003 shares issued and outstanding at 9/30/04, 9/30/03, and 12/31/03, respectively	52	53	53
Additional paid-in capital	75,344	66,564	67,844
Retained earnings	168,912	129,359	126,359
Treasury stock	(3,147)	—	—
Unearned compensation	(1,218)	(361)	(290)
Accumulated other comprehensive income	1,740	611	1,275

Total stockholders’ equity	$241,683	$196,226	$195,241

Total liabilities and stockholders’ equity	$486,455	$437,940	$450,272

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited) (In thousands, except per share data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	$362,091	$337,611	$1,100,916	$965,883
Cost of sales	257,908	245,454	786,486	700,342

Gross profit	104,183	92,157	314,430	265,541
Selling and administrative expenses	67,234	60,937	197,220	173,613

Operating income	36,949	31,220	117,210	91,928
Interest expense	868	1,063	2,973	3,662

Income before income taxes	36,081	30,157	114,237	88,266
Provision for income taxes	14,071	11,761	44,552	34,424

Net income	$22,010	$18,396	$69,685	$53,842

Earnings per share
Basic	$0.42	$0.35	$1.31	$1.02
Diluted	$0.39	$0.33	$1.24	$0.97

Weighted average shares outstanding
Basic	52,847	53,075	53,057	53,018
Diluted	56,175	55,931	56,321	55,577

Cash dividends declared per common share	$0.07	$—	$0.13	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited) (In thousands)	Nine Months Ended September 30,
	2004	2003
Operating activities
Net income	$69,685	$53,842
Adjustments to reconcile net income to net cash provided by operating activities	7,324	8,582
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables	(46,270)	(42,701)
Product inventories	26,307	45,581
Accounts payable	(45,005)	(25,689)
Other current assets and liabilities	18,840	18,547

Net cash provided by operating activities	30,881	58,162

Investing activities

Acquisition of businesses, net of cash acquired	(349)	(5,262)
Purchase of property and equipment, net of sale proceeds	(5,060)	(6,080)

Net cash used in investing activities	(5,409)	(11,342)

Financing activities
Proceeds from revolving line of credit	218,069	168,710
Payments on revolving line of credit	(232,469)	(253,885)
Proceeds from asset-backed financing	66,522	102,270
Payments on asset-backed financing	(39,170)	(40,000)
Proceeds from other long-term debt	—	3,033
Payments on other long-term debt	(1,519)	(886)
Payments on other short-term debt	—	(2,100)
Issuance of common stock under stock option plans	6,273	3,042
Payment of cash dividends	(7,053)	—
Purchase of treasury stock	(20,085)	(3,336)

Net cash used in financing activities	(9,432)	(23,152)
Effect of exchange rate changes on cash	1,575	914

Change in cash and cash equivalents	17,615	24,582
Cash and cash equivalents at beginning of period	12,812	5,132

Cash and cash equivalents at end of period	$30,427	$29,714

The accompanying Notes are integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

SCP Pool Corporation (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three- and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the twelve months ended December 31, 2004.

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

Also, see Note 5 for a discussion of a stock split during the current quarter.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Reported net income	$22,010	$18,396	$69,685	$53,842
Add: Stock-based employee compensation expense included in reported net income, net of the tax effect	274	382	417	469

Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of the tax effect	(924)	(706)	(2,748)	(2,195)

Pro-forma net income	$21,360	$18,072	$67,354	$52,116

Basic earnings per share
As reported	$0.42	$0.35	$1.31	$1.02
Pro-forma	$0.40	$0.34	$1.27	$0.98
Diluted earnings per share
As reported	$0.39	$0.33	$1.24	$0.97
Pro-forma	$0.38	$0.32	$1.20	$0.94

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

Comprehensive income for the quarter was $22.5 million at September 30, 2004 and $18.4 million at September 30, 2003. For the nine month period, comprehensive income was $70.2 million at September 30, 2004 and $54.4 million at September 30, 2003.

5. Stock Split

In August, our Board of Directors declared a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 10, 2004 to the stockholders of record at the close of business on August 23, 2004. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split.

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

We distribute more than 91,000 products through 198 service centers in North America and Europe. Approximately 95% of our net sales are domestic. We operate two networks: the SCP Distributors network (SCP), which consists of 141 locations, and the Superior Pool Products network (SPP), which consists of 57 locations. We adopted this strategy to offer our customers a choice of different distributors, each featuring distinctive product selections and supplier relationships, and to encourage continued improvements in customer service through healthy competition between the two networks.

We expect to continue to expand our networks with new service center openings and via opportunistic acquisitions, although at a slower rate than in the past.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview (continued)

We expect that sales from complementary products will be approximately 8% of our total sales in 2004 and will continue to grow at a faster rate than our overall business for the next several years. Over this period, we believe that complementary products as a percentage of our total sales could increase by approximately 2% per year as a percent of net sales. Complementary products may account for over 20% of our net sales over the long term.

For the balance of 2004 and for 2005, we expect our suppliers to increase prices on petroleum and steel-based products and we anticipate being able to recover these increases through higher selling prices. We further expect that industry supply constraints experienced in certain raw materials in early and mid 2004, primarily steel and cement, will not have a material adverse impact on our business operations or results.

We invest significant resources to promote the growth of the swimming pool industry. Our marketing philosophy incorporates a focus on increasing consumer awareness of the benefits and merits of pool ownership and the affordability and ease of maintaining a pool.

Our business is highly seasonal. We experience the majority of our sales, profitability and cash inflows during the peak swimming months in North America, primarily late spring through early fall. This peak period may be extended or shortened by weather trends affecting regional markets. During off-season periods, especially November through January, our profitability declines and we may experience operating losses.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed below in our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

(Note)	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	72.7	71.4	72.5

Gross profit	28.8	27.3	28.6	27.5
Selling and administrative expenses	18.6	18.0	17.9	18.0

Operating income	10.2	9.2	10.6	9.5
Interest expense	0.2	0.3	0.2	0.4

Income before income taxes	10.0	8.9	10.4	9.1

Note:	Due to rounding, percentages may not add to total income before income taxes.

We calculate base business growth by excluding the following service centers from the calculation for 15 months:

•	service centers acquired;

•	service centers consolidated with acquired service centers; and

•	new service centers opened in new markets.

Additionally, we allocate overhead expenses to the base business by considering base business net sales as a percentage of total net sales.

For purposes of comparing operating results for the three and nine month periods ended September 30, 2004 to the comparative periods ended September 30, 2003, 193 service centers were included in the base business calculations, and 5 service centers were excluded because they were acquired within the last 15 months.

The effect of service center acquisitions and consolidations in the tables below includes the operations of the following:

•	Service centers consolidated with Fort Wayne locations – January and February 2003 and January and February 2004

•	Les Industries R.P., Inc – January through July 2004 and May through July 2003

•	SCP Mexico S.A. de C.V. – January through September 2004 and August through September 2003

•	Sud Ouest Filtration – January through September 2004 and August through September 2003

•	Distribution division of Litehouse Products - January through September 2004

•	SCP Pool Distributors Spain, S.L. – January through September 2004

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

(In thousands) (Unaudited)	Base Business Three Months Ended September 30,		Acquired Service Centers Three Months Ended September 30,		Total Three Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Net sales	$350,425	$334,505	$11,666	$3,106	$362,091	$337,611

Gross profit	100,822	91,111	3,361	1,046	104,183	92,157
Gross margin	28.8%	27.2%	28.8%	33.7%	28.8%	27.3%

Selling and operating expenses	63,843	59,701	3,391	1,236	67,234	60,937
Expenses as a % of net sales	18.2%	17.9%	29.1%	39.8%	18.6%	18.0%

Operating income (loss)	36,979	31,410	(30)	(190)	36,949	31,220
Operating margin	10.6%	9.4%	(0.3)%	(6.1)%	10.2%	9.2%

Net Sales

	Three Months Ended September 30,
(in millions)	2004	2003	Change
Net sales	$362.1	$337.6	$24.5	7%

Base business growth of 5% contributed $15.9 million to the increase in net sales in the third quarter of 2004, while acquired service centers accounted for the remaining increase. Base business net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;

•	the continued successful execution of our sales, marketing and service programs;

•	31% growth in complementary product sales to $32.5 million from $24.9 million; and

•	price increases on products sold.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross Profit

	Three Months Ended September 30,
(in millions)	2004	2003	Change
Gross profit	$104.2	$92.2	$12.0	13%
Gross profit as a percent of net sales	28.8%	27.3%	1.5%

Base business gross profit growth of 11% contributed $9.7 million to the increase, while acquired service centers accounted for the remaining increase. The base business gross profit growth is primarily due to the growth in base business net sales as discussed above and the growth in our gross profit margins.

Base business gross margin improved to 28.8% in the third quarter of 2004 from 27.2% in the third quarter of 2003 primarily due to improved selling and supply chain management practices, including an increase in vendor negotiated price concessions projected to be earned by the Company by year-end.

Going forward, we expect to continue to increase our focus on supply chain management, including expansion of international sourcing and private labeling opportunities, particularly where margin expansion opportunities exist.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2004	2003	Change
Operating expenses	$67.2	$60.9	$6.3	10%
Operating expenses as a percent of net sales	18.6%	18.0%	0.6%

Operating expenses relating to the base business contributed $4.1 million to the increase in the third quarter of 2004, while acquired service centers accounted for the remaining increase. The increase in base business operating expenses is primarily related to the activities necessary to support the growth in base business sales.

Base business operating expenses as a percentage of net sales increased slightly to 18.2% in the third quarter of 2004 from 17.9% in the third quarter of 2003. Total operating expenses as a percentage of net sales increased to 18.6% in the third quarter of 2004 from 18.0% in the third quarter of 2003 primarily due to an $0.8 million increase in incentive compensation, a $1.3 million adjustment for leased facilities having contractual periodic step-lease escalation provisions and higher operating expense ratios of new and acquired service centers added since the third quarter of 2003.

Interest Expense

Interest expense decreased slightly to $0.9 million in the third quarter of 2004 from $1.1 million in the third quarter of 2003. Although average debt outstanding of $124.3 million was 6% higher in the third quarter of 2004 and the effective interest rate increased to 2.5% in the third quarter of 2004 from 2.3% in the comparable 2003 period, amortization expense related to capitalized finance costs were lower in the 2004 period by $0.2 million.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Income Taxes

Income taxes increased to $14.1 million in the third quarter of 2004 from $11.8 million in the third quarter of 2003. The increase in income taxes is due to the $5.9 million increase in income before income taxes from the third quarter of 2003 to the third quarter of 2004. Our effective income tax rate remained unchanged at 39% at September 30, 2003 and September 30, 2004.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

(In thousands) (Unaudited)	Base Business Nine Months Ended September 30,		Acquired and Consolidated Nine Months Ended September 30,		Total Nine Months Ended September 30,
	2004	2003	2004	2003	2004	2003
Net sales	$1,051,414	$954,276	$49,502	$11,607	$1,100,916	$965,883

Gross profit	301,286	261,895	13,144	3,646	314,430	265,541
Gross margin	28.7%	27.4%	26.6%	31.4%	28.6%	27.5%

Selling and operating expenses	183,686	168,145	13,534	5,468	197,220	173,613
Expenses as a % of net sales	17.5%	17.6%	27.3%	47.1%	17.9%	18.0%

Operating income (loss)	117,600	93,750	(390)	(1,822)	117,210	91,928
Operating margin	11.2%	9.8%	(0.8)%	(15.7)%	10.6%	9.5%

Net Sales

	Nine Months Ended September 30,
(in millions)	2004	2003	Change
Net sales	$1,100.9	$965.9	$135.0	14%

Base business growth of 10% contributed $97.1 million to the increase in net sales in the first nine months of 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;

•	the continued successful execution of our sales, marketing and service programs;

•	33% growth in complementary product sales to $93.5 million from $70.2 million; and

•	price increases on products sold.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Gross Profit

	Nine Months Ended September 30,
(in millions)	2004	2003	Change
Gross profit	$314.4	$265.5	$48.9	18%
Gross profit as a percent of net sales	28.6%	27.5%	1.1%

Base business gross profit growth of 15% contributed $39.4 million to the increase in the first nine months of 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The base business gross profit growth is primarily due to the growth in base business net sales as discussed above.

Base business gross margin increased to 28.7% in the first nine months of 2004 from 27.4% in the comparable 2003 period primarily due to improved selling and supply chain management practices.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2004	2003	Change
Operating expenses	$197.2	$173.6	$23.6	14%
Operating expenses as a percent of net sales	17.9%	18.0%	(0.1)%

Operating expenses relating to the base business contributed $15.5 million to the increase in the first nine months of 2004 in order to support increased sales activity, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase.

Base business operating expenses as a percentage of net sales decreased slightly to 17.5% in the first nine months of 2004 from 17.6% in the first nine months of 2003.

Interest Expense

Interest expense decreased to $3.0 million in the first nine months of 2004 from $3.7 million in the comparable 2003 period as a result of lower average outstanding debt in the first nine months of 2004 compared to the first nine months of 2003 and a decline in the effective interest rate to 2.4% in 2004 from 2.6% in 2003.

Income Taxes

Income taxes increased to $44.6 million in the first nine months of 2004 from $34.4 million in the comparable 2003 period. The increase in income taxes is due to the $26.0 million increase in income before income taxes in the first nine months of 2004 compared to the first nine months of 2003. Our effective income tax rate remained unchanged at 39% at September 30, 2003 and September 30, 2004.

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

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2004 and the four quarters of 2003. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited) (In thousands)	QUARTER
	2004			2003
	First	Second	Third	First	Second	Third	Fourth
Net sales	$234,648	$504,177	$362,091	$196,388	$431,885	$337,611	$189,948
Gross profit	65,032	145,215	104,183	52,523	120,862	92,157	49,596
Operating income (loss)	7,672	72,589	36,949	3,520	57,189	31,220	(3,903)
Net sales as a % of annual net sales	N/A	N/A	N/A	17%	37%	29%	17%
Gross profit as a % of annual gross profit	N/A	N/A	N/A	17%	38%	29%	16%
Operating income (loss) as a % of annual operating income	N/A	N/A	N/A	4%	65%	35%	(4)%

Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of available bank lines of credit;

•	acquisitions;

•	the timing and extent of share repurchases;

•	capital expenditures;

•	dividend payments; and

•	the ability to attract long-term capital with satisfactory terms.

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings. Borrowings, together with cash from operations and seller financing, historically have been sufficient to support our growth and finance acquisitions. Our priorities for the use of cash are as follows:

•	maintenance and new service center capital expenditures estimated at 0.5% to 0.75% of net sales;

•	strategic acquisitions executed opportunistically;

•	repurchase of common stock at Board defined parameters;

•	payment of cash dividends as and when declared by the Board; and

•	repayment of debt.

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

During the nine months ended September 30, 2004, we made net payments of $14.4 million on the Revolving Credit Facility. At September 30, 2004, there was $24.5 million outstanding and $62.2 million available for borrowing under the Revolving Credit Facility, subject to borrowing base availability supported primarily by product inventories and to a lesser extent by trade accounts receivable. In early November 2004, we expect to replace our existing Revolving Credit Facility with a new facility with terms and conditions similar to or more favorable than our existing facility.

The average effective interest rate of the Revolving Credit Facility was approximately 3.0% for the nine months ended September 30, 2004. Interest on borrowings under the Revolving Credit Facility is paid at either of the following rates, in each case depending on our leverage ratio:

a.	the agent’s corporate base rate or the federal funds rate plus 0.5%, whichever is higher, plus a margin ranging from 0.125% to 0.375%; or

b.	the current Eurodollar Rate plus a margin ranging from 1.125% to 1.750%.

Excluding trade receivables secured under our accounts receivable securitization facility (the Receivables Facility) as discussed below, substantially all of our assets, including capital stock of our wholly-owned subsidiaries, secure our obligations under our existing Revolving Credit Facility. The Revolving Credit Facility has numerous restrictive covenants, which require that we maintain a minimum net worth and fixed charge coverage. As of September 30, 2004, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2004, we renewed the Receivables Facility, which has a seasonal borrowing capacity up to $100.0 million, through March 2005. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At September 30, 2004, there was $69.8 million outstanding under the Receivables Facility at an average effective interest rate of 1.8%.

Cash provided by operations was $30.9 million in the first nine months of 2004 compared to $58.2 million in the same period in 2003. The decrease in cash provided by operations in the first nine months of 2004 is the result of 1) an increase in inventory acquired in advance of anticipated price increases, 2) a reduction in outstanding accounts payable attributable to a more aggressive payment attitude and the capture of vendor provided terms discounts, and 3) a swing in cash flow benefit realized in the prior year related to inventory from consolidated branches, offset by a $15.8 million increase in net income.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $46.6 million to $130.4 million at September 30, 2004 from $83.8 million at December 31, 2003.

Accounts receivable increased $12.5 million, or 11%, to $130.4 million at September 30, 2004 from $117.9 million at September 30, 2003. This increase is consistent with the 14% increase in net sales between periods.

The allowance for doubtful accounts decreased to $3.6 million at September 30, 2004 from $3.8 million at December 31, 2003. The allowance represented 77% of the accounts receivable greater than 60 days past due in September 2004 compared to 54% in December 2003. Our allowance typically increases throughout the year because we accrue for doubtful accounts as a percentage of net sales. The majority of write-offs typically occur in the fourth quarter when the pool season has ended.

The allowance for doubtful accounts decreased to $3.6 million at September 30, 2004 from $4.3 million at September 30, 2003. The allowance as a percentage of accounts receivable greater than 60 days past due decreased to 77% in September 2004 compared to 79% in September 2003.

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories decreased $26.9 million to $167.0 million at September 30, 2004 from $193.9 million at December 31, 2003. Inventory increased $25.3 million, or 18%, to $167.0 million at September 30, 2004 compared to $141.7 million at September 30, 2003 due to $6 million in inventories acquired in connection with our acquisition of the Litehouse distribution division in October 2003, an increase in inventory purchases ahead of anticipated vendor price increases and additional inventory acquired to support a 14% increase in net sales between periods.

The inventory reserve increased to $3.7 million at September 30, 2004 from $3.1 million at December 31, 2003. Our inventory reserve typically increases throughout the year as we accrue for inventory shrink. The shrink reserve is then adjusted after the physical inventory count in the fourth quarter.

The inventory reserve decreased to $3.7 million at September 30, 2004 compared to $4.5 million at September 30, 2003 and reflects improvement in our overall inventory. Our fastest moving classes of inventory (classes 1-3) in North America increased to 65.9% of total inventory in September 2004 compared to 63.7% of total inventory in September 2003.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Share Repurchase Program

In the third quarter of 2004, we repurchased 189,000 shares of our common stock at an average price of $26.49 per share. From October 1, 2004 to October 22, 2004, we repurchased 670,722 shares of our common stock at an average price of $26.23 per share.

On October 22, 2004, approximately $27.4 million of the amount authorized by our Board of Directors for future share repurchases remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

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

We face competition from both outside our industry with sellers of other leisure product alternatives, such as boats and motor homes, and from within our industry with various regional and local distributors, several companies that distribute swimming pool supplies on a national basis and, to a lesser extent, mass market retailers and large pool supply retailers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our largest, higher density markets in Arizona, California, Texas and Florida, representing approximately 49% of our net sales, also tend to be more competitive than others.

More aggressive competition by mass merchants could adversely affect our sales.

Mass merchants today carry a limited range of merchandise and devote a limited amount of shelf space to products targeted to the pool industry. Historically, mass merchants in general have expanded by adding new stores and product breadth, but their product offering of pool related products has remained relatively constant. Should mass merchants increase their focus on the pool industry or increase the breadth of their pool related product offerings and become a more significant competitor for direct and end customers, this could have an adverse impact on our business.

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

We have experienced substantial growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. Since 1999, we have opened 31 new service centers and have completed 15 acquisitions, consisting of 77 service centers (net of service center closings and consolidations). We expect to continue to open five to ten new service centers per year. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

•	penetrate new markets;

•	identify appropriate acquisition candidates;

•	complete acquisitions on satisfactory terms and successfully integrate acquired businesses;

•	obtain financing;

•	generate sufficient cash flows to support expansion plans and general operating activities;

•	maintain favorable supplier arrangements and relationships; and

•	identify and divest assets which do not continue to create value consistent with our objectives.

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

The growth of our business depends on the expansion of the installed pool base. Thus, an important part of our strategy is to promote the growth of the pool industry through our extensive advertising and promotional programs that attempt to raise consumer awareness regarding the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool may be enjoyed beyond swimming. These programs include media advertising, website development and public relations campaigns. We believe these programs benefit the entire supply chain from our suppliers and manufacturers to our customers.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of September 30, 2004, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2004, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

SCP POOL CORPORATION

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2004.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum approximate dollar value that may yet be purchased under the plan
August 2004	70,200	$26.50	70,200	$48,139,725

September 2004	118,800	$26.49	118,800	$44,992,997

(1)	In July 2002, our Board of Directors authorized $50.0 million for the repurchase of shares of our common stock in the open market. As of July 31, 2004 approximately $17.6 million of the amount authorized by our Board of Directors remained available for future share purchases. In August 2004, our Board of Directors increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million of which approximately $27.4 million remained available as of October 22, 2004.

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description
3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

10.1	Louisiana Tax Equalization Agreement.

10.2	Form of Indemnity Agreement for Directors and Officers. (4)

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
2.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
3.	Incorporated by reference to our Registration Statement No. 33-92738.
4.	Management contract or compensatory plan or arrangement.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2004.

SCP POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin, Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

SCP POOL CORPORATION

Index to Exhibits

3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

10.1	Louisiana Tax Equalization Agreement.

10.2	Form of Indemnity Agreement for Directors and Officers. (4)

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
2.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
3.	Incorporated by reference to our Registration Statement No. 33-92738.
4.	Management contract or compensatory plan or arrangement.