Form 10-K
period 2004-12-31
SCP POOL CORP
filed 2005-03-01
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

X	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004 OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM______TO_______.

COMMISSION FILE NO.: 0-26640

SCP POOL CORPORATION

(Exact name of registrant as specified in its charter)

                ______________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO __

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. __

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES X NO __

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2004 was approximately $1,561,160,985.

As of February 14, 2005, the Registrant had 52,338,195 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 28, 2005 for the Annual Meeting to be held on May 10, 2005, are incorporated by reference in Part III.

2

SCP POOL CORPORATION

Part I.

Item 1.	Business

General

Based on industry data, SCP Pool Corporation (the Company, which may be referred to as POOL, we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products. The Company was incorporated in the State of Delaware in 1993 under the name SCP Holding Corporation, and in 1995 changed its name to SCP Pool Corporation.

The swimming pool industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products and offering a range of services to our customer base on conditions that are more favorable than these customers could obtain on their own.

As of February 14, 2005, we operated 203 customer service centers in North America and Europe.

Net sales by geographic region were as follows (in thousands):

	2004	2003	2002
United States	$1,226,654	$1,094,035	$945,357
International	84,199	61,797	37,889
	$1,310,853	$1,155,832	$983,246

Property and equipment by geographic region were as follows (in thousands):

	2004	2003	2002
United States	$16,214	$22,535	$19,996
International	2,381	2,108	925
	$18,595	$24,643	$20,921

Our annual reports on Form 10-K, quarterly reports on Form 10-Q, definitive proxy statements pursuant to Regulation 14A, current reports on Form 8-K, and any amendments to those reports, are made available free of charge on our website at www.poolcorp.com as soon as reasonably practicable after we file these reports with the Securities and Exchange Commission.

The Swimming Pool Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools. Of the approximately 69 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 11% own a pool. The industry has grown at a 4 to 5% annual rate for the past several years. New homes are being constructed at a higher rate over the last 3-5 years, which creates even more potential pool owners annually.

We believe the swimming pool industry will continue to grow at a rate of approximately 4 to 5% annually over the next five years, primarily because of the need to maintain the growing installed base of pools and secondarily because of new pool installations. We expect our sales growth to be higher than the industry average due to increases in market share and expansion of our product offerings.

SCP POOL CORPORATION

Part I.

Item 1.	Business (continued)

A large portion of consumer spending in our industry is derived from the maintenance of existing swimming pools, including the repair and replacement of the equipment for those pools. Thus, the industry has generally not been negatively affected by economic downturns, although there is no assurance that this will continue.

The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise, convenience and landscaping. The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

Our industry is seasonal, and weather is the principal external factor which affects our business. Peak industry activity occurs during the warmest months of the year, typically May through August. The industry is also affected by other factors including consumer saving and discretionary spending levels, the increase in pool eligible households and consumer attitudes toward pool products for environmental or safety reasons.

Business Strategy and Growth

Our mission is to provide exceptional value to our customers and suppliers, in order to provide exceptional return to our shareholders while providing exceptional opportunities to our employees. Our three core strategies are to promote the growth of the industry, to promote the growth of our customers’ businesses and to continuously strive to operate more effectively.

We promote the growth of the swimming pool industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool may be enjoyed beyond swimming. These programs include media advertising, industry-oriented website development such as www.swimmingpool.com ™ and public relations campaigns, which are tools we use to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our uniquely tailored programs include such things as customer lead generation, personalized websites, brochures, marketing campaigns and business development training. As a customer service, we also provide certain retail store customers assistance with everything from site selection to store layout and design to business management system implementation.

We strive to operate more effectively by continuously focusing on improvements in our operations such as product sourcing, procurement and logistics initiatives, adoption of enhanced business practices and improved working capital management.

In addition to our efforts aimed at industry and customer growth, we have increased our product breadth, as described in the Customers and Products section below, and expanded our service center network through acquisitions and by opening new service centers.

We have grown organically through increases in base business sales of 10% in 2004, 11% in 2003 and 10% in 2002. Since 2000, we have opened 28 new service centers. Acquisitions have historically been an important source of sales growth as well, and since 2000, we have successfully completed 12 acquisitions, consisting of 74 service centers (net of service center closings and consolidations).

SCP POOL CORPORATION

Part I.

Item 1.	Business (continued)

We intend to pursue additional strategic acquisitions, although at a reduced rate from historical levels, which will allow us to further penetrate existing markets and expand into new geographic markets and product categories. For additional discussion of recent acquisitions, read Note 3 to the Consolidated Financial Statements. You should also read the Liquidity and Capital Resources section of Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Customers and Products

We serve roughly 48,000 customers, none of which account for more than 1% of our sales. We primarily serve three types of customers:

•	swimming pool remodelers and builders;
•	retail swimming pool stores; and
•	swimming pool repair and service companies.

These customers are mostly small, family owned businesses with relatively limited capital resources. We maintain a strict credit policy. In the past, losses from customer receivables have been within our expectations.

We conduct our operations through 203 service centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 51% of our net sales in 2004. We use a combination of national and local sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our national personnel focus on developing customer programs and promotional activities, creating and enhacing sales management tools and providing product and market expertise. Our local sales personnel work from the service centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 91,000 national brand and private label products. We believe that our selection of pool equipment and supplies, chemicals, replacement parts and complementary products is the most comprehensive in the swimming pool industry. The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;
•	repair and replacement parts for cleaners, filters, heaters, pumps and lights;
•	packaged pool kits including walls, liners, bracing, filters, heaters, pumps and lights for in-ground and above-ground pools;
•	pool equipment and materials for new pool construction and the remodeling of existing pools;
•	discretionary products that enhance consumers use and enjoyment of their pool including water features, fountains, decorative tile, toys and games; and
•	other recreational and backyard related products sold by our customers including hot tubs, patio furniture, grills and artificial Christmas trees.

SCP POOL CORPORATION

Part I.

Item 1.	Business (continued)

Maintenance products and repair and replacement parts are non-discretionary in nature, meaning that these items must be purchased by pool owners to maintain existing swimming pools. Over 60% of our gross profits are derived from the sale of products used to maintain and repair the installed base of pools and less than 40% are derived from the construction (equipment, building materials, plumbing, electrical) of new in-ground and above-ground pools.

In 1999, in an effort to provide more of a one-stop shopping experience for our customers, we began to offer products which our customers traditionally purchased from other suppliers. These products, which we refer to as Complementary Products, include:

•	building materials;
•	plumbing and electrical supplies;
•	toys and games;
•	hot tubs and hot tub accessories; and
•	other products traditionally not sold by most swimming pool distributors.

We have identified other product categories that could become part of our Complementary Product offerings in the future. We typically choose two to three categories each year and introduce them in certain markets. We then evaluate the performance of these test categories and focus on those which we believe exhibit long-term growth potential.

POOL’s Complementary Products sales have grown from $3 million in 1999 to over $100 million in 2004. This growth has been an important factor in our base business sales growth over the past six years. Complementary Product sales grew 27% in 2004 and accounted for nearly 8% of our total net sales at comparable margins to our traditional product offerings. In 2005, we intend to continue to expand our Complementary Products initiative by increasing the number of locations which offer Complementary Products, increasing the number of Complementary Products offered at certain locations and also through a modest broadening of the product offerings on a company-wide basis. We expect Complementary Product sales to approach 10% of our total sales in 2005.

Operating Strategy

We operate two distribution networks in North America: the SCP Distributors network (SCP) and the Superior Pool Products (Superior) network. The SCP network consists of 142 service centers, including 11 locations in Europe, and the Superior network consists of 61 locations.

We adopted this strategy of operating two distinct distribution networks primarily for two reasons:

1.	To offer our customers a choice of different distributors, featuring distinctive product selections and relationships with manufacturers; and
2.	To increase the level of customer service and operational efficiency provided by the service centers in each network by promoting healthy competition between the two networks.

SCP POOL CORPORATION

Part I.

Item 1.	Business (continued)

Our service centers are evaluated based upon their performance relative to predetermined standards that include both financial and operational measures. Our corporate support groups provide our field operations with services including customer and vendor related programs, systems and expert resources to use to help achieve their goals. We employ incentive programs and feedback mechanisms along with the competitive nature of our internal networks to stimulate performance.

Employees

We employed approximately 2,700 people at February 14, 2005. Given the seasonal nature of our business, our peak employment period is the summer, when we add up to 15% more employees to our work force to meet seasonal demand.

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

In addition, we operate five centralized shipping locations and two construction materials centers that redistribute products we purchase in bulk quantities to our service centers or directly to customers.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances. It is customary in the swimming pool supply industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as POOL. These terms are typically available to us for pre-season or early season purchases.

We initiated a preferred vendor program in 1999 which encourages our buyers to purchase products from a smaller number of vendors. We work closely with these vendors to develop programs and services to better meet the needs of our customers and concentrate our purchasing activities. These practices, together with a more comprehensive service offering, have resulted in improved margins at the service center level.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 16%, 9% and 7%, respectively, of the cost of products we sold in 2004.

Competition

Based on industry knowledge and available data, management believes POOL is the largest wholesale distributor in the swimming pool supply industry, and the only truly national wholesale distributor focused on the pool industry in the United States. We face intense competition from many regional and local distributors in our markets and to a

SCP POOL CORPORATION

Part I.

Item 1.	Business (continued)

lesser extent, mass-market retailers and large pool supply retailers with their own internal distribution networks. Some geographic markets we serve, particularly our largest, higher density markets in California, Florida, Texas and Arizona, are more competitive than others. Barriers to entry in the swimming pool supply industry are relatively low. We compete with other distributors for rights to distribute brand-name products. If we lose or are unable to obtain these rights, we might be materially and adversely affected. We believe that the size of our operations allows us to compete favorably for such distribution rights.

We believe that the principal competitive factors in swimming pool supply distribution are:

•	the breadth and availability of products offered;
•	the quality and level of customer service;
•	the breadth and depth of sales and marketing programs;
•	consistency and stability of business relationships with customers; and
•	competitive product pricing.

We believe that we generally compete favorably with respect to each of these factors.

Seasonality and Weather

See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations”.

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and federal, state and local environmental and health and safety requirements including:

•	the Emergency Planning and Community Right-to-Know Act and other Environmental Protection Agency regulations;
•	the Hazardous Materials Transportation Act and other Department of Transportation regulations; and
•	the Occupational Safety and Health Act (OSHA).

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

SCP POOL CORPORATION

Part I.

Item 2.	Properties

We lease the POOL corporate and SCP Distributors LLC administrative offices which consist of approximately 40,000 square feet of office space in Covington, Louisiana. We own three service centers in Florida. All of our other properties are leased for terms that expire between 2005 and 2017. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

Our service centers range in size from approximately 3,000 square feet to 100,000 square feet and generally consist of warehouse, counter, display and office space. Our centralized shipping locations range in size from 33,000 square feet to 57,000 square feet.

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate service center performance and site suitability and may relocate a service center or consolidate two locations if a service center is redundant in a market, under performing or otherwise deemed unsuitable. We do not believe that any single lease is material to our operations.

SCP POOL CORPORATION

Part I.

Item 2.	Properties (continued)

The table below identifies the number of service centers by state and foreign country as of February 14, 2005:

Location	# of Service Centers
Florida	35
California	32
Texas	16
Arizona	8
Canada	7
Tennessee	7
Alabama	6
Georgia	6
New York	6
New Jersey	5
Ohio	5
France	4
Indiana	4
Louisiana	4
Missouri	4
North Carolina	4
Pennsylvania	4
Illinois	3
Michigan	3
Nevada	3
Oklahoma	3
United Kingdom	3
Virginia	3
Arkansas	2
Colorado	2
Kansas	2
Massachusetts	2
Minnesota	2
Portugal	2
South Carolina	2
Spain	2
Connecticut	1
Iowa	1
Kentucky	1
Maine	1
Maryland	1
Mexico	1
Mississippi	1
Nebraska	1
New Mexico	1
Oregon	1
Washington	1
Wisconsin	1
Total	203

SCP POOL CORPORATION

Part I.

Item 3.	Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. With respect to product related matters, we believe that if any such product related cases are determined in favor of a claimant, the manufacturers of such products would have primary responsibility for any damages because we are a distributor of finished goods manufactured by third parties, although no assurance can be given. While the outcome of any litigation is inherently unpredictable, we do not believe, based on currently available facts, that the ultimate disposition of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4.	Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2004.

Part II.

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. On February 14, 2005, there were approximately 26,377 beneficial holders of our common stock.

The table below sets forth the high and low sales prices of our common stock and dividends declared for each quarter during the last two years. The prices and dividends for 2003 and the first two quarters of 2004 have been adjusted to reflect the three-for-two stock split effective September 10, 2004.

			Dividends
Fiscal Year	High	Low	Declared
2004
First Quarter	$25.11	$20.57	$—
Second Quarter	30.24	24.25	0.067
Third Quarter	31.26	26.13	0.067
Fourth Quarter	32.40	24.80	0.070
2003
First Quarter	$13.64	$11.15	$—
Second Quarter	15.49	13.11	—
Third Quarter	19.67	14.57	—
Fourth Quarter	24.90	18.43	—

In the second quarter of 2004, we initiated a dividend payment to our shareholders, which we continued in the third quarter and increased in the fourth quarter. Payment of future dividends will be at the discretion of our Board of Directors, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. We plan to continue to pay quarterly dividends, but there can be no assurance that dividends will be declared or paid any time in the future if our Board of Directors deems that there is a better use of those funds.

SCP POOL CORPORATION

Part II.

Item 5.           Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities (continued)

The table below summarizes the repurchases of our common stock in the fourth quarter of 2004.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares purchased	paid per share	publicly announced plan (1)	purchased under the plan

October 1-31, 2004	670,722	$ 26.23	670,722	$27,402,231

(1) In July 2002, our Board of Directors authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, when approximately $17.6 million of the amount authorized remained available for share repurchases, our Board of Directors increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million of which approximately $27.4 million remained available as of February 14, 2005.

SCP POOL CORPORATION

Part II.

Item 6.	Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and with the Consolidated Financial Statements and accompanying Notes.

(In thousands, except per share data)		Year Ended December 31, (1)
	2004	2003	2002	2001	2000
Statement of Income Data
Net sales	$1,310,853	$1,155,832	$983,246	$854,234	$672,273
Net income	66,941	50,848	41,303	35,444	28,076
Earnings per share
Basic	$1.27	0.96	0.76	0.62	0.49
Diluted	$1.19	0.91	0.72	0.59	0.47
Cash dividends declared per common share	$0.20	—	—	—	—
Balance Sheet Data
Working capital (2)	$128,189	$60,030	$144,174	$136,856	$88,908
Total assets	480,866	450,272	402,094	348,590	251,905
Total long-term debt, including current portion	54,910	48,346	129,602	85,091	40,991
Stockholders’ equity	220,335	195,241	141,941	144,572	123,195
Other
Base business sales growth (3)	10%	11%	10%	3%	n/c
Number of service centers at year end	201	197	185	172	129

(1)    During the years 2000 to 2004, we successfully completed 12 acquisitions consisting of 88 service centers, of which 14 were closed or consolidated into existing service centers. For further discussion, see Item 1.

(2)    The approximate 58% decrease in working capital from 2002 to 2003 is due to long-term debt related to our revolving line of credit, which expired in November 2004 and was classified as current at December 31, 2003 and also to an accounts receivable securitization facility we entered into in 2003 which is also classified as current. The revolving line of credit was renegotiated in November 2004 for a five year period and borrowings under this facility are classified as long-term debt at December 31, 2004.

(3)    We calculate base business sales growth by excluding the following service centers from the calculation for 15 months: (i) service centers acquired within the past 15 months, (ii) service centers consolidated with acquired locations and (iii) new service centers opened in new markets within the past 15 months. Base business sales growth was not calculated prior to 2001.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our 2004 financial results reflect the continuing execution of our strategies to grow our customers’ businesses faster than the overall market, including the introduction of new products to our existing customer base, and to incrementally improve all aspects of our business operations.

Net sales grew 13% to $1.31 billion in 2004 compared to $1.16 billion in 2003. This is slightly lower than the 18% sales growth experienced in 2003 and 15% in 2002 as one of our vehicles for sales growth, acquisitions, was lower than historical levels, a trend we expect to continue. Growth in our base business has been relatively stable over this time period at 10%, 11% and 10% for 2004, 2003 and 2002, respectively. We attribute much of this growth to the success of the programs we offer to our customers, which are aimed at growing their businesses. This contrasts with the growth of the overall market for swimming pool equipment and supplies, which we estimate grew from 4% to 5% per year over this same time period.

Weather is the single biggest external factor impacting our business, and we believe our operating results in 2004 were impacted by the less than favorable weather conditions throughout much of the United States. Although we experienced favorable weather conditions in the western portion of the United States, much of the central and northeastern regions experienced unusually cold and wet conditions in the peak summer season, which adversely impacted our business. The impact of weather on the pool markets we serve drives the seasonal nature of our business. Our peak selling season is the second quarter, followed by the third quarter, with the first and fourth quarters being the weakest. Our working capital needs tend to precede the seasonal impact by two to three months.

Our results reflect the continued drive into newer product areas, as sales of Complementary Products have grown from $3 million since 1999 to over $100 million in 2004. In 2004, Complementary Product sales grew 27% over 2003 and accounted for 8% of our total net sales. These products, which our customers historically purchased from other suppliers, carry gross margins comparable to our traditional product categories. Additionally, we have recognized some incremental benefits through the utilization of our existing distribution infrastructure. Our service centers have augmented their product offerings with Complementary Products at various rates based upon an assortment of factors including regional market conditions. We supplement our Complementary Product offerings each year to some degree by adding new products that we believe will be of interest to our customers and discontinuing products that are less promising. Overall, we expect Complementary Product sales to continue to grow at a rate much faster than the growth rate of our traditional product offerings, approaching 10% of net sales in 2005.

Our net income increased 32% to $66.9 million in 2004 due primarily to the growth in sales and to other ongoing improvements in our operations, such as product sourcing, procurement and logistics initiatives, adoption of enhanced business practices and improved working capital management. We expect to make continued operational improvements in the future.

During 2004, as more fully described in the Liquidity and Capital Resources section below, we executed a new five-year Credit Facility that, along with our accounts receivables securitization facility, is our primary source of funds to meet our capital needs. In the second quarter of 2004, we initiated a dividend payment to our shareholders, which we continued in the third quarter and increased in the fourth quarter. The initiation of this dividend reflects our belief that over the long term, we will generate sufficient cash flow and have adequate access to capital to both fund our business objectives and provide a direct return to our shareholders in the form of a dividend payment.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In December 2004, we exchanged the assets of our manufacturing facilities in Fort Wayne, Indiana and Quebec, Canada for three distribution sites in Ontario, Canada and a minority equity interest in Latham Acquisition Corporation, as more fully described herein. We believe this transaction will allow us to focus more on our core distribution business while also providing us with a strategic relationship with an important supplier.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for an estimate of the losses we will incur if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early-buy programs for which we provide extended payment terms to qualified customers. The extended terms require payments in equal installments in April, May and June or May and June, depending on geographical location. In the past, credit losses have been within or better than our expectations.

As our business is seasonal, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. We provide reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.12% for amounts currently due up to 100% for specific accounts more than 60 days past due.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At the end of each year, we perform a reserve analysis of all accounts with past due balances greater than $25,000. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on the remainder of the past due portion of the aging. As we review these past due accounts, we evaluate collectibility based on a combination of factors, including:

•	aging statistics and trends;
•	customer payment history;
•	independent credit reports; and
•	discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged less than 0.2% of net sales.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2004, pretax income would change by approximately $0.6 million and earnings per share would change by less than $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2004.

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

There is little risk of obsolescence for products in classes 1-3 because products in these classes turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a reserve of 5% for inventory in classes 5-13. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% for class 13 inventory. We define excess inventory as the amount of inventory on hand in excess of the previous 12 months usage on a company-wide basis.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

In evaluating the adequacy of our reserve for inventory obsolescence and shrink at the service center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the service center and Company levels;
•	changes in customer preferences;
•	the experience of the service center manager;
•	the previous inventory management performance of the service center;
•	geographical location; and
•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2004, pretax income would change by approximately $0.6 million and earnings per share would change by less than $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2004.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 101 requires that four basic criteria must be met before we can recognize revenue:

1.	persuasive evidence of an arrangement exists;
2.	delivery has occurred or services have been rendered;
3.	the seller’s price to the buyer is fixed or determinable; and
4.	collectibility is reasonably assured.

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

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

As of December 31, 2004, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

We hold, through our affiliates, cash balances in the countries in which we operate, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested outside the United States.

The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the Jobs Act), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings, if any, that qualify for the temporary deduction has not been determined. The one-year period during which we may make the qualifying distributions is fiscal 2005.

We are in the process of evaluating whether we have foreign earnings that qualify for the dividend received deduction and whether we will repatriate all or a portion of any qualifying foreign earnings. We have not determined the range of reasonably possible amounts that we may repatriate or an estimate of the possible United States federal and state income tax expense related to repatriation. We do not anticipate that the United States federal and state income tax will be material. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, by the third quarter of fiscal 2005.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We have operations in 37 states and six foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are currently under examination by federal and state income tax authorities. Our estimate for the potential outcome for any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. As a result of these uncertainties, our effective tax rate may fluctuate significantly on a quarterly basis.

Goodwill

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2004, our goodwill balance was $104.7 million, representing 22% of total assets and 48% of stockholders’ equity.

We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under these rules, we test goodwill for impairment annually or at any other time when impairment indicators exist.

In October 2004, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value, including goodwill. In accordance with SFAS 142, we retested goodwill for impairment as of December 31, 2004 after we divested a portion of our goodwill in connection with the divestiture of our manufacturing facilities in Fort Wayne, Indiana and Quebec, Canada. As a result of these tests, we believe the goodwill on our balance sheet is not impaired.

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

Results of Operations

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three years:

	Year Ended December 31,
	2004	2003	2002
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.7	72.7	74.0
Gross profit	28.3	27.3	26.0
Selling and administrative expenses	19.6	19.6	18.6
Operating income	8.7	7.6	7.4
Interest expense	0.3	0.4	0.5
Income before income taxes	8.4	7.2	6.9

Note: Due to rounding, percentages may not add to total income before income taxes.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The following discussion of consolidated operating results includes the operating results from acquisitions in 2004, 2003 and 2002. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We calculate base business growth by excluding the following service centers from the calculation for 15 months:

•	service centers acquired within the past 15 months;
•	service centers consolidated with acquired service centers; and
•	new service centers opened in new markets in the past 15 months.

Additionally, we allocate overhead expenses to the base business by considering base business net sales as a percentage of total net sales.

2004 compared to 2003

(Unaudited)	Base Business		Acquired and Consolidated		Total
(In thousands)	Twelve Months		Twelve Months		Twelve Months
	Ended		Ended		Ended
	December 31,		December 31,		December 31,
	2004	2003	2004	2003	2004	2003
Net sales	$1,254,907	$1,138,133	$55,946	$17,699	$1,310,853	$1,155,832

Gross profit	356,555	309,909	14,279	5,229	370,834	315,138
Gross margin	28.4%	27.2%	25.5%	29.5%	28.3%	27.3%

Selling and operating expenses	240,943	219,554	16,297	7,558	257,240	227,112
Expenses as a % of net sales	19.2%	19.3%	29.1%	42.7%	19.6%	19.6%

Operating income (loss)	115,612	90,355	(2,018)	(2,329)	113,594	88,026
Operating income (loss) margin	9.2%	7.9%	(3.6)%	(13.2)%	8.7%	7.6%

For purposes of comparing operating results for the year ended December 31, 2004 to the year ended December 31, 2003, 195 service centers were included in the base business calculations, and six service centers were excluded because they were acquired within the last 15 months.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

The effect of service center acquisitions and consolidations in the table above includes the operations of the following:

•	Service centers consolidated with Fort Wayne locations – January and February 2003 and January and February 2004
•	Les Industries R.P., Inc – January through July 2004 and May through July 2003
•	SCP Mexico S.A. de C.V. – January through October 2004 and August through October 2003
•	Sud Ouest Filtration – January through October 2004 and August through October 2003

•	Distribution division of Litehouse Products - January through December 2004 and October through December 2003
•	SCP Pool Distributors Spain, S.L. – January through December 2004 and November through December 2003

Net Sales

	Twelve Months Ended December 31,
(in millions)	2004	2003	Change
Net sales	$1,310.9	$1,155.8	$155.1	13%

Base business growth of 10% contributed $116.8 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	the continued successful execution of our sales, marketing and service programs;
•	27% growth in Complementary Product sales; and
•	price increases on products sold.

We expect these above mentioned factors will continue to have a positive impact on our net sales in 2005.

Gross Profit

	Twelve Months Ended December 31,
(in millions)	2004	2003	Change
Gross profit	$370.8	$315.1	$55.7	18%
Gross profit as a percent of net sales	28.3%	27.3%	1.0%

Base business gross profit growth of 15% contributed $46.6 million to the increase in 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. The base business gross profit growth is primarily due to the growth in base business net sales as discussed above and growth in our gross profit margins.

Base business gross profit as a percentage of net sales (gross margin) improved to 28.4% in 2004 from 27.2% in 2003 primarily due to improved selling and supply chain management practices.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Going forward, we expect to continue to increase our focus on supply chain management, including expansion of international sourcing and private labeling opportunities, particularly where margin expansion opportunities exist.

Operating Expenses

	Twelve Months Ended December 31,
(in millions)	2004	2003	Change
Operating expenses	$257.2	$227.1	$30.1	13%
Operating expenses as a percent of net sales	19.6%	19.6%	—%

Operating expenses relating to the base business contributed $21.4 million to the increase in 2004 in order to support increased sales activity, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase.

Base business operating expenses as a percentage of net sales decreased slightly to 19.2% in the 2004 from 19.3% in 2003.

Interest Expense

Interest expense decreased to $3.9 million in 2004 from $4.7 million 2003 as a result of lower average outstanding debt in 2004 compared to 2003, a decline in the effective interest rate to 2.5% in 2004 from 2.6% in 2003 and a decrease of $0.5 million in amortization expense related to capitalized finance costs.

Income Taxes

Income taxes increased to $42.8 million in 2004 from $32.5 million in 2003 primarily due to the $26.4 million increase in income before income taxes. Our effective income tax rate remained unchanged at 39% at December 31, 2004 and December 31, 2003.

Net Income and Earnings Per Share

Net income increased 32% to $66.9 million in 2004 from $50.8 million while diluted earnings per share increased 31% to $1.19 per share in 2004 from $0.91 per share.

Given our expectations regarding our ability to grow our revenues and to continue to drive additional supply chain and other business improvements, we expect our earnings per share to grow in the range of 15%-18% in 2005.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

2003 compared to 2002

(Unaudited)	Base Business		Acquired and Consolidated		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2003	2002	2003	2002	2003	2002
Net sales	$1,003,403	$900,988	$152,429	$82,258	$1,155,832	$983,246

Gross profit	266,686	236,781	48,452	18,751	315,138	255,532
Gross margin	26.6%	26.3%	31.8%	22.8%	27.3%	26.0%

Selling and operating expenses	186,820	164,596	40,292	18,249	227,112	182,845
Expenses as a % of net sales	18.6%	18.3%	26.4%	22.2%	19.6%	18.6%

Operating income	79,866	72,185	8,160	502	88,026	72,687
Operating income margin	8.0%	8.0%	5.4%	0.6%	7.6%	7.4%

For purposes of comparing operating results for the year ended December 31, 2003 to the year ended December 31, 2002, 178 service centers were included in the base business calculations. Of the excluded service centers, six were acquired within the last 15 months and 13 were existing service centers that were consolidated with acquired locations within the last 15 months.

The effect of service center acquisitions and consolidations in the table above includes the operations of the following:

•	Fort Wayne Pools – January 2003 through October 2003 and August through October 2002
•	Service centers consolidated with Fort Wayne locations – January 2002 through December 2003
•	Capital Pools – January 2003 and January 2002
•	Les Industries R.P., Inc – May through December 2003
•	SCP Mexico S.A. de C.V. – August through December 2003
•	Sud Ouest Filtration – August through December 2003
•	Distribution division of Litehouse Products - October through December 2003
•	SCP Pool Distributors Spain, S.L. – November and December 2003

Net Sales

	Twelve Months Ended December 31,
(in millions)	2003	2002	Change
Net sales	$1,155.8	$983.2	$172.6	18%

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Base business growth of 11% contributed $102.4 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	the continued successful execution of our sales, marketing and service programs; and
•	an increase in Complementary Product sales.

Gross Profit

	Twelve Months Ended December 31,
(in millions)	2003	2002	Change
Gross profit	$315.1	$255.5	$59.6	23%
Gross profit as a percent of net sales	27.3%	26.0%	1.3%

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

Operating Expenses

	Twelve Months Ended December 31,
(in millions)	2003	2002	Change
Operating expenses	$227.1	$182.8	$44.3	24%
Operating expenses as a percent of net sales	19.6%	18.6%	1.0%

Operating expenses relating to the base business contributed $22.2 million to the increase, while acquired service centers and locations consolidated with acquired service centers accounted for the remaining increase. Base business operating expenses as a percentage of net sales increased to 18.6% in 2003 from 18.3% in 2002. The increase in base business operating expenses is primarily due to our continued investment in our sales and marketing programs.

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
(primarily in the northern half of the US)

For example, in 2004, we believe our operating results were impacted by the less than favorable weather conditions throughout much of the United States. Although we experienced favorable weather conditions in the western portion of the United States, much of the central and northeastern regions experienced unusually cold and wet conditions in the peak summer season, which adversely impacted our business.

In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

In 2004, approximately 66% of net sales were generated in the second and third quarters of the year, and approximately 96% of operating income was generated in that same period.

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

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired service centers. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

The following table presents certain unaudited quarterly data for 2004 and 2003. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$234,648	504,177	362,091	209,937	$196,388	$431,885	$337,611	$189,948
Gross profit	65,032	145,215	104,183	56,404	52,523	120,862	92,157	49,596
Operating income (loss)	7,672	72,589	36,949	(3,616)	3,520	57,189	31,220	(3,903)
Net sales as a % of annual net sales	18%	38%	28%	16%	17%	37%	29%	17%
Gross profit as a % of annual
gross profit	18%	39%	28%	15%	17%	38%	29%	16%
Operating income (loss) as a % of
annual operating income	7%	64%	32%	(3)%	4%	65%	35%	(4)%

Liquidity and Capital Resources

Liquidity is defined as the ability to generate adequate amounts of cash to meet current cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;
•	the adequacy of available bank lines of credit;
•	acquisitions;
•	the timing and extent of share repurchases;
•	capital expenditures;
•	dividend payments; and
•	the ability to attract long-term capital with satisfactory terms.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

On November 2, 2004, we entered into an unsecured syndicated senior credit facility (the Credit Facility) with a group of banks. This Credit Facility replaced our previous senior secured credit facility dated November 27, 2001. The Credit Facility, which matures on November 2, 2009, provides for a $120.0 million five-year revolving credit facility, which includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount up to $40.0 million.

During the twelve months ended December 31, 2004, we received net proceeds of $11.5 million on the Credit Facility. At December 31, 2004, there was $50.4 million outstanding and $68.4 million available for borrowing under the Credit Facility. The average effective interest rate of the Credit Facility was approximately 3.2% for the year ended December 31, 2004.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries. Borrowings and standby letters of credit under the Credit Facility bear interest, at our option, at either (a) a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.50%, or (b) the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.600% to 1.25%, with such spread in each case depending on our leverage ratio. We are also required to pay (a) an annual facility fee of 0.150% to 0.250%, with such spread in each case depending on our leverage ratio, (b) an annual commercial letter of credit issuance fee of 0.125% multiplied by the face amount of each letter of credit and (c) a letter of credit commission of 0.150% to 0.250% multiplied by face amount of each letter of credit, with such spread in each case depending on our leverage ratio.

The Credit Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy).

The Credit Facility contains customary events of default. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. As of December 31, 2004, we were in compliance with all covenants and financial ratio requirements.

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

At December 31, 2004, we had outstanding borrowings of $42.6 million under our accounts receivable securitization facility (the Receivables Facility). In the first quarter of 2004, we renewed the Receivables Facility, which has a seasonal borrowing capacity up to $100.0 million, through March 2005. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2004, the average effective interest rate of the Receivables Facility was approximately 2.0%.

At December 31, 2004, our contractual obligations of long-term debt and operating leases were as follows (in thousands):

		Payments due by period
Contractual		Less than			5 years and
obligations	Total	1 year	1-2 years	3-4 years	thereafter
Long-term debt	$54,910	$1,350	$1,350	$1,790	$50,420
Short-term financing	42,595	42,595
Operating leases	98,799	25,908	22,815	28,871	21,205
	$196,304	$69,853	$24,165	$30,661	$71,625

Net cash provided by operating activities was $56.0 million, or 84% of net income, compared to net cash provided by operations of $78.1 million in 2003. In 2004, we continued to secure better vendor terms reducing our average days payable outstanding by eight days and increasing terms discounts by $1.1 million.

In 2003, net cash provided by operating activities increased $19.9 million to $78.1 million from $58.2 million in 2002. This increase is due to an increase in net income and improved working capital management as we continued to better manage our inventory, and generally improved discipline on working capital. Additionally, we realized the cash benefit from the consolidation/closing of 14 service centers acquired in the Fort Wayne Pools transaction.

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

SCP POOL CORPORATION

Part II.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations (continued)

Accounts Receivable and the Allowance for Doubtful Accounts

Accounts receivable increased $13.8 million, or 16%, to $97.6 million at December 31, 2004, compared to $83.8 million at December 31, 2003. This increase is consistent with the increase in net sales between years.

The allowance for doubtful accounts decreased to $3.1 million at December 31, 2004 from $3.8 million at December 31, 2003. The allowance represented 51% of the accounts receivable greater than 60 days past due in December 2004 compared to 54% in December 2003.

Product Inventories and the Reserve for Shrink and Obsolescence

Product inventories increased $1.9 million, or 1%, to $195.8 million at December 31, 2004 from $193.9 million at December 31, 2003.

At December 31, 2004, the inventory reserve of $3.1 million was unchanged from the prior year. The slowest moving class of inventory decreased approximately $0.1 million from 2003 to 2004.

Share Repurchase Program

As part of our share repurchase program, in 2004 we purchased 1.6 million shares of our common stock at an average price of $26.03 per share. We subsequently canceled these shares.

The impact of our common stock repurchases had the effect of reducing diluted weighted average shares outstanding by approximately 0.7 million shares for the year ended December 31, 2004.

On February 14, 2005, $27.4 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

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

Our business is highly seasonal.

In 2004, approximately 66% of our net sales were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair, and 96% of our operating income was generated in the same period. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

We face intense competition both from other leisure product alternatives and from within the pool industry.

We face competition from both outside our industry with sellers of other leisure product alternatives, such as boats and motor homes, and from within our industry with various regional and local distributors and, to a lesser extent, mass market retailers and large pool supply retailers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 51% of our net sales in 2004, also tend to be more competitive than others.

More aggressive competition by mass merchants could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to the pool industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool related products has remained relatively constant. Should mass market retailers increase their focus on the pool industry or increase the breadth of their pool related product offerings and become a more significant competitor for direct and end-use customers, this could have an adverse impact on our business.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

The demand for our swimming pool and leisure related products may be adversely affected by economic downturns.

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the increase in pool eligible households and swimming pool construction decline. Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools account for more than 60% of our gross profits, the growth of our business depends on the expansion of the installed pool base, which may be viewed by most consumers as a discretionary expenditure that may be adversely affected by economic downturns.

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

We store chemicals, including certain combustible, oxidizing compounds, at our service centers. A fire, explosion or flood affecting one of our facilities could give rise to fire, safety and casualty losses and related liability claims. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that we will be able to maintain adequate insurance in the future at rates we consider reasonable or that our insurance coverage will be adequate to cover future claims that may arise. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

We may not be able to sustain our pace of growth.

We have experienced substantial sales growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. Since 2000, we have opened 28 new service centers and have completed 12 acquisitions, consisting of 74 service centers (net of service center closings and consolidations). While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

We depend on key personnel.

Our future success depends to an extent upon the continued service of Manuel Perez de la Mesa, our Chief Executive Officer, and to a lesser degree, our other executive officers and key management personnel, and on our ability to continue to attract, retain and motivate qualified personnel. The loss of Mr. Perez de la Mesa in particular could have a material adverse effect on our business. Mr. Perez de la Mesa is not nearing retirement age, and we have no indication that he intends to retire in the near future. We do not currently maintain key man insurance on Mr. Perez de la Mesa.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 16%, 9% and 7%, respectively, of the costs of products we sold in 2004. While we do not believe that the loss of any single supplier would adversely affect our business, a decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. We dedicate significant resources promoting the benefits and affordability of pool ownership, which we believe greatly benefits our customers and suppliers.

SCP POOL CORPORATION

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995 (continued)

The growth of our business depends on effective marketing programs.

The growth of our business depends on the expansion of the installed pool base. Thus, an important part of our strategy is to promote the growth of the pool industry through our extensive advertising and promotional programs that attempt to raise consumer awareness regarding the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool may be enjoyed beyond swimming. These programs include media advertising, website development such as www.swimmingpool.com ™ and public relations campaigns. We believe these programs benefit the entire supply chain from our suppliers to our customers.

We also promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our programs include such things as personalized websites, brochures, marketing campaigns and business development training. We also provide certain retail store customers with assistance in site selection, store layout and design and business management system implementation. Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in an weakened economic environment and an increasingly competitive marketplace, in which we (and our entire supply chain) also compete with other luxury product alternatives, could have a material adverse effect on our business.

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. If (i) the variable rates on our Credit Facility and our Receivables Facility increased or decreased 1.0% from the rate at December 31, 2004; and (ii) we borrowed the maximum amount available under the Credit Facility ($120 million) and the Receivables Facility ($100 million) for all of 2005, then our pretax income would change by approximately $2.2 million and earnings per share would change by $0.02 per diluted share based on the number of weighed average diluted shares outstanding at December 31, 2004. The fair value of our Credit Facility is not affected by changes in market interest rates.

Foreign Exchange Risk

We have wholly-owned subsidiaries in Canada, Mexico, the United Kingdom, France, Portugal and Spain. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2005.

Functional Currencies
Canada	Canadian Dollar
Mexico	Peso
United Kingdom	British Pound
France	Euro
Portugal	Euro
Spain	Euro

Item 8.	Financial Statements and Supplementary Data

See the attached Consolidated Financial Statements and related Notes (pages F-1 through F-28).

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

SCP POOL CORPORATION

Item 9A.	Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2004, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2004, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no significant changes in our internal control over financial reporting occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

POOL’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control system was designed to provide reasonable assurance to POOL’s management and Board of Directors regarding the reliability of financial reporting and the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Any evaluation or projection of effectiveness to future periods is also subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2004, POOL’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The registered public accounting firm that audited the financial statements included on pages F-3 – F-28 has issued an attestation report on management’s assessment of POOL’s internal controls over financial reporting. This report appears below.

SCP POOL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SCP Pool Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SCP Pool Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SCP Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that SCP Pool Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SCP Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCP Pool Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 of SCP Pool Corporation and our report dated February 25, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

February 25, 2005

SCP POOL CORPORATION

Item 9B.	Other Information

Not applicable.

Part III.

Item 10.	Directors and Executive Officers of the Registrant

Incorporated by reference to the Company’s 2005 Proxy Statement to be filed with the SEC.

Item 11.	Executive Compensation

Incorporated by reference to the Company’s 2005 Proxy Statement to be filed with the SEC.

Item 12.	Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to the Company’s 2005 Proxy Statement to be filed with the SEC.

Item 13.	Certain Relationships and Related Transactions

Incorporated by reference to the Company’s 2005 Proxy Statement to be filed with the SEC.

Item 14.	Principal Accounting Fees and Services

Incorporated by reference to the Company’s 2005 Proxy Statement to be filed with the SEC.

SCP POOL CORPORATION

Part IV.

Item 15.	Exhibits and Financial Statement Schedules

a.	1.	The Consolidated Financial Statements included in Item 8 and set forth on pages
		F-1 through F-28.

	2.	Financial Statement Schedules. Schedule II – Valuation and Qualifying Accounts
		All other schedules are omitted because they are not applicable or are not required,
		or because the required information is included in the Consolidated Financial
		Statements or Notes.

	3.	The exhibits listed in the Index to the Exhibits.

SCP POOL CORPORATION

INDEX TO FINANCIAL STATEMENTS

Consolidated Financial Statements

SCP POOL CORPORATION

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SCP Pool Corporation

We have audited the accompanying consolidated balance sheets of SCP Pool Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedule listed in the index at Item 15a2. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2005 expressed an unqualified opinion thereon.

ERNST & YOUNG LLP

New Orleans, Louisiana

February 25, 2005

SCP POOL CORPORATION

Consolidated Balance Sheets
(In thousands, except share data)	December 31,
	2004	2003
Assets
Current assets
Cash and cash equivalents	$21,762	$12,812
Receivables, net	33,887	25,728
Receivables pledged under receivables facility	63,702	58,096
Product inventories, net	195,787	193,905
Prepaid expenses	6,057	3,991
Deferred income taxes	2,340	1,864
Total current assets	$323,535	$296,396

Property and equipment, net	18,595	24,643
Goodwill	104,684	112,140
Other intangible assets, net	12,620	14,631
Investments	18,616	—
Other assets, net	2,816	2,462
Total assets	$480,866	$450,272
Liabilities and stockholders’ equity
Current liabilities
Accounts payable	113,114	118,312
Accrued and other current liabilities	38,287	35,386
Short-term financing	42,595	42,418
Current portion of long-term debt	1,350	40,250
Total current liabilities	$195,346	$236,366

Deferred income taxes	11,625	10,569
Long-term debt, less current portion	50,420	3,607
Other long-term liabilities	3,140	4,489

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares
authorized; 52,186,711 and 53,222,003 shares
issued and outstanding at December 31, 2004
and 2003, respectively	52	53
Additional paid-in capital	76,729	67,844
Retained earnings	141,772	126,359
Unearned compensation	(1,092)	(290)
Accumulated other comprehensive income	2,874	1,275
Total stockholders’ equity	$220,335	$195,241
Total liabilities and stockholders’ equity	$480,866	$450,272

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income
(In thousands, except per share data)	Year Ended December 31,
	2004	2003	2002
Net sales	$1,310,853	$1,155,832	$983,246
Cost of sales	940,019	840,694	727,714
Gross profit	$370,834	$315,138	$255,532
Selling and administrative expenses	257,240	227,112	182,845
Operating income	$113,594	$88,026	$72,687
Interest expense	3,855	4,669	4,977
Income before income taxes	$109,739	$83,357	$67,710
Provision for income taxes	42,798	32,509	26,407
Net income	$66,941	$50,848	$41,303
Earnings per share
Basic	$1.27	$0.96	$0.76
Diluted	$1.19	$0.91	$0.72
Weighted average shares outstanding
Basic	52,838	53,058	54,521
Diluted	56,139	55,773	57,432
Cash dividends declared per common share	$0.20	$—	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Stockholders’ Equity
(In thousands; amounts in Dollars except share data)							Accumulated
				Additional			Other
	Common Stock		Treasury	Paid-In	Unearned	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Compensation	Earnings	Income (Loss)	Total
Balance at December 31, 2001	60,675	59	(27,567)	61,321	(909)	112,611	(943)	144,572
Net income	—	—	—	—	—	41,303	—	41,303
Foreign currency translation	—	—	—	—	—	—	372	372
Interest rate swaps	—	—	—	—	—	—	662	662
Comprehensive income, net of tax	—	—	—	—	—	—	—	42,337
Treasury stock, 4,082 shares of
common stock	—	—	(47,504)	—	—	—	—	(47,504)
Retirement of treasury shares	(8,577)	(6)	75,071	—	—	(75,067)	—	—
Unearned compensation	—	—	—	—	334	—	—	334
Exercise of stock options
including tax benefit of $996	234	—	—	1,616	—	—	—	1,616
Employee stock purchase plan	50	—	—	495	—	—	—	495
Conversion of convertible debt	706	—	—	91	—	—	—	91
Balance at December 31, 2002	53,088	53	—	63,525	(575)	78,847	91	141,941
Net income	—	—	—	—	—	50,848	—	50,848
Foreign currency translation,
net of tax of $763	—	—	—	—	—	—	1,201	1,201
Interest rate swaps, net of tax of $11	—	—	—	—	—	—	(17)	(17)
Comprehensive income, net of tax	—	—	—	—	—	—	—	52,032
Treasury stock, 288 shares of
common stock	—	—	(3,336)	—	—	—	—	(3,336)
Retirement of treasury shares	(288)	—	3,336	—	—	(3,336)	—	—
Unearned compensation	—	—	—	—	285	—	—	285
Exercise of stock options
including tax benefit of $2,107	372	—	—	3,755	—	—	—	3,755
Employee stock purchase plan	50	—	—	564	—	—	—	564
Balance at December 31, 2003	53,222	53	—	67,844	(290)	126,359	1,275	195,241
Net income	—	—	—	—	—	66,941	—	66,941
Foreign currency translation,
net of tax of $1,011	—	—	—	—	—	—	1,582	1,582
Interest rate swaps, net of tax of $11	—	—	—	—	—	—	17	17
Comprehensive income, net of tax	—	—	—	—	—	—	—	68,540
Treasury stock,1,568 shares of
common stock	—	—	(40,823)	—	—	—	—	(40,823)
Retirement of treasury shares	(1,568)	(1)	40,823	—	—	(40,822)	—	—
Unearned compensation	—	—	—	—	(802)	—	—	(802)
Exercise of stock options
including tax benefit of $3,886	419	—	—	6,512	—	—	—	6,512
Declaration of cash dividends	—	—	—	—	—	(10,706)	—	(10,706)
Issuance of restricted stock	55	—	—	1,226	—	—	—	1,226
Employee stock purchase plan	58	—	—	1,147	—	—	—	1,147
Balance at December 31, 2004	52,186	52	—	76,729	(1,092)	141,772	2,874	220,335

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows
(In thousands)	Year Ended December 31,
	2004	2003	2002
Operating activities
Net income	$66,941	$50,848	$41,303
Adjustments to reconcile net income to net cash
provided by operating activities
Depreciation and amortization	10,275	8,940	6,842
Provision for doubtful accounts receivable, net of write-offs	(774)	544	522
Provision for inventory obsolescence, net of write-offs	(51)	16	(821)
Change in deferred income taxes	703	7,456	5,937
Loss on sale of property and equipment	43	329	70
Changes in operating assets and liabilities,
net of effects of acquisitions and divestitures
Receivables	(12,879)	(4,976)	6,086
Product inventories	(2,681)	2,030	16,635
Prepaid expenses and other assets	(2,405)	(1,307)	1,312
Accounts payable	(6,880)	16,322	(18,306)
Accrued expenses and other current liabilities	3,660	(2,068)	(1,418)
Net cash provided by operating activities	55,952	78,134	58,162

Investing activities
Acquisition of businesses, net of cash acquired	(644)	(21,772)	(45,350)
Equity interest investment	(6,961)	—	—
Purchase of property and equipment, net of sale proceeds	(6,063)	(8,351)	(6,416)
Net cash used in investing activities	(13,668)	(30,123)	(51,766)

Financing activities
Proceeds from revolving line of credit	340,104	195,800	209,748
Payments on revolving line of credit	(328,584)	(282,075)	(169,573)
Proceeds from asset-backed financing	66,522	102,270	—
Payments on asset-backed financing	(66,345)	(62,029)	—
Proceeds from other long-term debt	—	3,711	—
Payments on other long-term debt	(2,023)	(1,014)	—
Issuance of common stock under stock option plans	6,917	4,322	2,108
Payment of cash dividends	(10,706)	—	—
Purchase of treasury stock	(40,823)	(3,336)	(47,505)
Net cash used in financing activities	(34,938)	(42,351)	(5,222)
Effect of exchange rate changes on cash	1,604	2,020	434
Increase in cash and cash equivalents	8,950	7,680	1,608
Cash and cash equivalents at beginning of year	12,812	5,132	3,524
Cash and cash equivalents at end of year	$21,762	$12,812	$5,132

SCP POOL CORPORATION

Consolidated Statements of Cash Flows (continued)

Supplemental cash flow information	Year Ended December 31,
	2004	2003	2002
Cash paid during the year for
Interest	$2,965	$3,256	$4,282
Income taxes, net of refunds	36,053	24,883	18,738
Non-cash financing and investing transactions
Convertible note exchanged for stock	—	—	91

As more fully described in Note 3 to the Consolidated Financial Statements, in December 2004, we exchanged certain assets and cash consideration for the assets of Pool Tech Distribution Inc. and a 42% interest in Latham Acquisition Corporation. In conjunction with this transaction, we acquired and divested assets and liabilities as follows (in thousands):

Assets acquired	$32,473
Liabilities assumed	4,119
Assets divested	28,287
Liabilities divested	6,894

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2004, SCP Pool Corporation and its wholly-owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 201 service centers in North America and Europe from which we sell swimming pool equipment, parts and supplies to pool builders, retail stores and service companies. We distribute products through two networks: The SCP Distributors network (SCP) and the Superior Pool Products (Superior) network.

Net sales by geographic region were as follows (in thousands):

	2004	2003	2002
United States	$1,226,654	$1,094,035	$945,357
International	84,199	61,797	37,889
	$1,310,853	$1,155,832	$983,246

Property and equipment by geographic region were as follows (in thousands):.

	2004	2003	2002
United States	$16,214	$22,535	$19,996
International	2,381	2,108	925
	$18,595	$24,643	$20,921

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

The consolidated financial statements include the accounts of SCP Pool Corporation and our wholly-owned subsidiaries. We eliminated all significant intercompany accounts and transactions among our wholly-owned subsidiaries.

As of December 31, 2004, we have a 42% investment in Latham Acquisition Corporation (LAC), which we account for using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in LAC. Equity earnings were not material in 2004.

Use of Estimates

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates are those relating to the allowance for doubtful accounts, the inventory reserve and the reserve for tax contingencies. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

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

Stock Split

In August 2004, our Board of Directors declared a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 10, 2004 to the stockholders of record at the close of business on August 23, 2004. Accordingly, all share and per share data and the related capital amounts for all periods presented reflect the effects of this split.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Earnings Per Share

In accordance with SFAS 128, Earnings per Share, we calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock awards.

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

Credit Risk and Allowance for Doubtful Accounts

We record our trade receivables at the invoiced amount less an allowance for doubtful accounts for estimated losses if our customers do not make required payments. We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early-buy programs for which we provide extended payment terms to qualified customers. In the past, credit losses have been within our expectations.

Product Inventories and Reserve for Inventory Obsolescence and Shrink

Product inventories consist primarily of goods we purchase from manufacturers and intend to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by category with particular emphasis on stock keeping units with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence and shrink at the service center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the service center and Company levels;
•	changes in customer preferences;
•	the experience of the service center manager;
•	the previous inventory management performance of the service center;
•	geographical location; and
•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

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

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	the life of the lease, including any expected renewals
Autos and trucks	3 years
Machinery and equipment	10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

The table below presents depreciation expense for the past three years (in thousands):

2004	2003	2002
$5,898	$5,592	$4,203

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

For additional discussion of goodwill and other intangible assets, see Note 2 to the Consolidated Financial Statements.

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

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands)

:

2004	2003	2002
$6,830	$7,106	$4,927

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

Stock Compensation Arrangements

Under the provisions of SFAS 123, Accounting for Stock-Based Compensation, companies may account for employee stock options and stock equity grants using either (i) SFAS 123’s fair value method or (ii) the intrinsic value method provided by APB 25, Accounting for Stock Issued to Employees. Under the SFAS 123 fair value method, companies recognize compensation expense related to employee stock options based on the fair value of the options on the grant date as estimated by an option pricing model. The intrinsic value method prescribed by APB 25 requires recognition of compensation expense over the option vesting period when the exercise price of the granted options is less than the stock’s market price on the grant date. Under both methods, stock equity grants are recognized as compensation expense over the grant vesting period based on the fair value of the grant at time of issuance.

We account for our employee stock options under the intrinsic value method described by APB 25. Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. The table below presents pre-tax compensation expense for stock options with a five year vesting period granted below market price in 1999, 2000 and 2001 (in thousands):

2004	2003	2002
$184	$286	$334

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

If we had accounted for our stock-based compensation using the fair value method described in SFAS 123, our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

		Year Ended December 31,
		2004	2003	2002
Reported net income		$66,941	$50,848	$41,303

Add:	Stock-based employee compensation
	expense included in reported net
	income, net of the tax effect	537	523	204

Deduct:	Stock-based employee compensation
	expense determined under the fair
	value method for all awards,
	net of the tax effect	(3,672)	(2,888)	(2,350)
Pro-forma net income		$63,806	$48,483	$39,157

Basic earnings per share
	As reported	$1.27	$0.96	$0.76
	Pro-forma	$1.21	$0.91	$0.72
Diluted earnings per share
	As reported	$1.19	$0.91	$0.72
	Pro-forma	$1.14	$0.87	$0.68

For purposes of pro-forma disclosures, the estimated fair value of employee options is ratably expensed over the options’ vesting period. We estimated the fair value of these options at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2004		2003		2002
Risk-free interest rate	3.87%		3.38%		4.98%
Expected dividend yield	—		—		—
Expected volatility	0.35		0.33		0.35
Weighted average expected life	7.0	years	7.0	years	8.0	years

The Black-Scholes option valuation model was developed to estimate the fair value of traded options that have no vesting restrictions and are fully transferable. Additionally, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. In our opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options because:

1.      the characteristics of our employee stock options are significantly different from those of traded options; and

2.	changes in the subjective input assumptions can materially affect the fair value estimate.

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This new standard will require companies to recognize compensation cost for stock options and other stock-based awards based on their value as measured on the grant date. The new standard prohibits companies from accounting for

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

stock-based compensation under the provisions of APB 25. We are required to adopt SFAS 123(R) on July 1, 2005, although earlier adoption is permitted. Upon adoption, two transition methods are available. Under the modified-prospective, method companies will be required to apply the provisions of SFAS 123(R) to all share-based payments that are granted, modified or settled after the date of adoption. Under the modified-retrospective transition method, companies may restate prior periods by recognizing compensation cost in the amounts previously reported in the pro-forma footnote disclosures required by SFAS 123. New awards and unvested awards would be accounted for in the same manner as the modified-prospective method.

We are in the process of reviewing the provisions of SFAS 123(R), and currently we have made no definitive decisions regarding the possibility of early adoption. We are also in the process of evaluating the transition methods and option valuation models available. In 2005, we expect the annualized impact from SFAS 123(R) to our diluted earnings per share will approximate $0.05 to $0.06.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) 101, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 101 requires that four basic criteria must be met before we can recognize revenue:

1.	persuasive evidence of an arrangement exists;
2.	delivery has occurred or services have been rendered;
3.	the seller’s price to the buyer is fixed or determinable; and
4.	collectibility is reasonably assured.

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

In May 2003, we entered into an interest rate swap agreement as a cash flow hedge to reduce our exposure to fluctuations in interest rates. Any difference paid or received on the interest rate swap was recognized as an adjustment to interest expense over the life of the swap. The swap became effective September 30, 2003 and terminated on May 28, 2004. We had no derivatives outstanding at December 31, 2004.

SCP POOL CORPORATION

1.	Organization and Summary of Significant Accounting Policies (continued)

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales, and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling, general and administrative expenses (in thousands):

2004	2003	2002
$23,261	$19,908	$15,703

Reclassifications

We reclassified certain deferred tax amounts in our 2003 Consolidated Balance Sheet to conform to the 2004 presentation. This reclassification had no effect on net income or earnings per share as previously reported.

2.	Goodwill and Other Intangible Assets

In October 2004, we performed our annual goodwill impairment test, which requires comparison of our Company’s estimated fair value to the book value, including goodwill. In accordance with SFAS 142, Goodwill and Other Intangible Assets, we also tested goodwill for impairment as of December 31, 2004 because we disposed of goodwill in connection with the divestiture of our manufacturing facilities in Fort Wayne, Indiana and Quebec, Canada. As a result of these tests, we believe the goodwill on our balance sheet is not impaired.

We amortize non-compete agreements and a distribution agreement using the straight-line method over the contractual term of the agreement.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2002	$107,739
Acquired goodwill	4,401
Balance at December 31, 2003	112,140
Acquired goodwill	4,728
Purchase price adjustments	672
Goodwill disposal	(12,856)
Balance at December 31, 2004	$104,684

We recorded purchase price adjustments in 2004 related to acquisitions completed in 2003. These adjustments related primarily to additional payments we made in connection with the Quebec Acquisition in May 2003. We made these payments in accordance with the original purchase agreement, under which a portion of the purchase price was contingent upon the future operating results of the acquired service centers.

SCP POOL CORPORATION

2.	Goodwill and Other Intangible Assets (continued)

Other intangible amortization expense was $4.0 million in 2004 and $3.1 million in 2003. The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2005	$3,989
2006	3,314
2007	2,969
2008	1,909
2009	420

3.	Acquisitions and Divestitures

2004 Acquisitions and Divestitures

In December 2004, we acquired certain assets of Latham International LP’s Canadian subsidiary, Pool Tech Distribution Inc., (Pool Tech or the Pool Tech Acquisition). Pool Tech distributes swimming pool supplies and equipment through three service centers in Ontario, Canada. We funded this transaction primarily through the exchange of manufacturing assets held by our subsidiary, Les Industries R.P. Inc. As a part of this transaction, we also completed the divestiture of our manufacturing assets located in Fort Wayne, Indiana to Latham Acquisition Corporation (LAC). In exchange for these assets and cash consideration, we received a 42% interest in LAC. We recorded approximately $4.7 million of goodwill in connection with this transaction, and we signed a non-compete agreement which we recorded as an intangible asset at the estimated fair value of $1.9 million. We are amortizing the non-compete agreement using the straight-line method over the five year contractual life. In connection with this transaction, LAC acquired the business of Latham International, LP, a manufacturer of vinyl swimming pool liners, polymer and steel panels, steps and related swimming pool products based in Albany, New York. We account for our interest in LAC using the equity method of accounting as prescribed by APB 18, The Equity Method of Accounting for Investments in Common Stock. We disposed of approximately $12.9 million of goodwill in connection with the divestiture of our manufacturing assets in Canada and Indiana. We recorded a $5.3 million gain on the exchange, the entire amount of which was deferred and recorded as a reduction of our investment in LAC.

Our decision to divest of our manufacturing facilities in Canada and Indiana will allow us to focus on our core distribution business while our investment in LAC will provide us with a strategic relationship with an important supplier.

2003 Acquisitions

In May 2003, we acquired the capital stock of Les Industries R.P. Inc. (the Quebec Acquisition), a distributor and manufacturer of swimming pool products operating one service center in Quebec, Canada. In connection with the Quebec Acquisition, we recorded the cost of a non-compete agreement totaling $0.7 million, which we are amortizing using the straight-line method over the agreement’s six-year contractual life. We also recorded approximately $1.3 million of goodwill in connection with the acquisition. As discussed above, in December 2004 we disposed of the manufacturing assets acquired in the Quebec Acquisition.

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

SCP POOL CORPORATION

3.	Acquisitions and Divestitures (continued)

On October 1, 2003, we purchased substantially all of the assets of the distribution division of Litehouse Products, Inc. (the Litehouse Acquisition). This distribution division sells primarily in the Ohio, Pennsylvania and Michigan markets. This acquisition establishes a strong presence for us in northern Ohio and adjacent markets. We recorded approximately $2.5 million of goodwill in connection with this acquisition, all of which we expect will be deductible for tax purposes. The purchase agreement includes that a portion of the purchase price be paid in annual installments of $0.4 million for five years. We recorded these future payments as goodwill at the present value of $1.9 million, which we calculated using an interest rate of 2.6%. We signed two non-compete agreements totaling $3.0 million with certain shareholders of Litehouse Products, Inc. Additionally, we recorded a distribution agreement with the Litehouse retail stores as an intangible asset at the present value of the estimated fair value of $6.1 million, which we calculated using an interest rate of 2.6%. We are amortizing the non-compete and distribution agreements using the straight-line method over the five year contractual lives.

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

The Fort Wayne Acquisition is consistent with our strategy of complementing our internal growth with the purchase of additional service centers. The acquisition of these additional 22 service centers expanded the reach and market share of our Superior network allowing us to enhance our service capabilities and better serve the growing pool industry. In the fourth quarter of 2002, we closed one location and consolidated 13 of the 22 acquired service centers with SPP locations. The remaining eight service centers operate as part of the Superior network.

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

SCP POOL CORPORATION

3.	Acquisitions and Divestitures (continued)

We allocated the purchase price, net of cash acquired, as follows (in thousands):

Receivables	$16,500
Product inventories	18,000
Property and equipment	3,000
Goodwill	33,900
Non-compete agreements	4,400
Other assets	800
Accounts payable and other liabilities	(26,900)
$49,700

We do not expect the goodwill recorded in connection with the Fort Wayne Acquisition to be deductible for tax purposes. We signed non-compete agreements with certain former Fort Wayne shareholders providing for payments in the aggregate of $5.0 million over five years. We recorded the non-compete agreements at their present value of $4.4 million, which we calculated using an interest rate of 4.2%.

We have included the results of Fort Wayne’s operations in the Consolidated Financial Statements since the acquisition date. As discussed above, in December 2004 we divested of the manufacturing assets acquired in the Fort Wayne Acquisition.

SCP POOL CORPORATION

4.	Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2004	2003
Receivables
Trade accounts	$10,545	$10,397
Trade accounts, pledged	63,702	58,096
Vendor rebates	21,662	17,251
Other	4,818	1,923
	100,727	87,667
Less allowance for doubtful accounts	(3,138)	(3,843)
	$97,589	$83,824
Property and equipment
Land	$1,026	$1,105
Building	1,342	1,141
Leasehold improvements	7,182	8,992
Autos and trucks	499	597
Machinery and equipment	12,270	18,038
Computer equipment	12,647	11,671
Furniture and fixtures	7,441	8,414
	42,407	49,958
Less accumulated depreciation	(23,812)	(25,315)
	$18,595	$24,643
Intangible assets
Non-compete agreements	$15,531	$17,623
Distribution agreement	6,115	6,115
	21,646	23,738
Less accumulated amortization	(9,026)	(9,107)
	$12,620	$14,631
Other assets
Loan financing fees	$2,010	$1,527
Escrow for Fort Wayne Acquisition	1,012	1,006
Deposits and other	1,357	1,115
	4,379	3,648
Less accumulated amortization	(1,563)	(1,186)
	$2,816	$2,462
Accrued expenses and other current liabilities
Salaries, bonuses and profit sharing	$17,532	$17,296
Current deferred tax liability	9,202	10,389
Other	11,553	7,701
	$38,287	$35,386
Accumulated other comprehensive income
Foreign currency items	$2,874	$1,292
Net loss on cash flow hedge derivative	—	(17)
	$2,874	$1,275

SCP POOL CORPORATION

5.	Debt

The components of our long-term debt for the past two years were as follows (in thousands):

	December 31,
	2004	2003
Revolving Line of Credit, variable rate (effective interest
rate of 3.2% at December 31, 2004), due in 2009	$50,420	$38,900
Purchase price payments to Litehouse	1,482	1,852
Payments due - non-compete agreements	3,008	3,987
Other	—	3,607
	54,910	48,346
Less current portion	(1,350)	(40,250)
Total long-term debt	$53,560	$8,096

On November 2, 2004, we entered into an unsecured syndicated senior credit facility (the Credit Facility) with a group of banks. This Credit Facility replaced our previous senior secured credit facility dated November 27, 2001. The Credit Facility, which matures on November 2, 2009, provides for a $120.0 million five-year revolving credit facility, which includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount up to $40.0 million.

We capitalized $0.5 million of financing costs we incurred in implementing the Credit Facility and we are amortizing these costs over the five year contractual life of the Credit Facility. All capitalized costs related to our previous senior secured credit facility were fully amortized prior to when we replaced the facility in November 2004.

At December 31, 2004, there was $50.4 million outstanding and $68.4 million available for borrowing under the Credit Facility. The average effective interest rate of the Credit Facility was approximately 3.2% for the year ended December 31, 2004.

Our obligations are guaranteed by all of our existing and future direct and indirect subsidiaries. Borrowings and standby letters of credit under the Credit Facility bear interest, at our option, at either (a) a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.50%, or (b) the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.600% to 1.25%, with such spread in each case depending on our leverage ratio. We are also required to pay (a) an annual facility fee of 0.150% to 0.250%, with such spread in each case depending on our leverage ratio, (b) an annual commercial letter of credit issuance fee of 0.125% multiplied by the face amount of each letter of credit and (c) a letter of credit commission of 0.150% to 0.250% multiplied by face amount of each letter of credit, with such spread in each case depending on our leverage ratio.

The Credit Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. Financial covenants include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy).

The Credit Facility contains customary events of default. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. As of December 31, 2004, we were in compliance with all covenants and financial ratio requirements.

SCP POOL CORPORATION

5.	Debt (continued)

At December 31, 2004, we had outstanding borrowings of $42.6 million under our accounts receivable securitization facility (the Receivables Facility). In the first quarter of 2004, we renewed the Receivables Facility, which has a seasonal borrowing capacity up to $100.0 million, through March 2005. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2004, the average effective interest rate of the Receivables Facility was approximately 2.0%.

The Receivables Facility has numerous restrictive covenants, which require that we maintain a minimum average total leverage ratio, fixed charge coverage ratio and minimum net worth ratio. As of December 31, 2004, we were in compliance with all covenants and financial ratio requirements.

Additionally, in 2003 we signed a $0.5 million non-compete agreement with a Litehouse shareholder, which provides for monthly payments over five years. We recorded the agreement at its $0.5 million present value. As discussed in Note 3 above, the Litehouse purchase agreement requires a portion of the purchase price to be paid in annual installments of $0.4 million for five years. We recorded these future payments as goodwill at the present value of $1.9 million. We calculated the present value of the non-compete agreement and goodwill payments using an interest rate of 2.6%.

In 2002, we signed non-compete agreements with certain former Fort Wayne shareholders providing for $1.0 million annual payments over five years. We recorded the non-compete agreements at their present value of $4.4 million, which we calculated using an interest rate of 4.2%.

In May 2003, we entered into an interest rate swap agreement as a cash flow hedge to reduce our exposure to fluctuations in interest rates. Any difference paid or received on the interest rate swap was recognized as an adjustment to interest expense over the life of the swap. The swap became effective September 30, 2003 and terminated on May 28, 2004.

6.	Income Taxes

Income from continuing operations before the provision for income taxes is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2004	2003	2002
United States	$104,224	$80,430	$66,705
Foreign	5,515	2,927	1,005
Total	$109,739	$83,357	$67,710

SCP POOL CORPORATION

6.	Income Taxes (continued)

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2004	2003	2002
Current
Federal	$37,448	$28,140	$19,891
Foreign	1,358	945	275
Other, primarily state	3,528	3,081	3,333
	42,334	32,166	23,499
Deferred
Federal	793	317	2,693
Other, primarily state	(329)	26	215
	464	343	2,908
Total	$42,798	$32,509	$26,407

We made payments related to income taxes totaling $36.7 million in 2004 and $25.2 million in 2003.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes is as follows:

	Year Ended December 31,
	2004	2003	2002
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	4.00	4.00	4.00
Total effective tax rate	39.00%	39.00%	39.00%

SCP POOL CORPORATION

6.	Income Taxes (continued)

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax liabilities
Trade discounts on purchases	$3,851	$6,670
Prepaid expenses	2,145	1,850
Allowance for doubtful accounts	165	—
Accumulated other comprehensive income	1,843	827
Other	1,198	1,042
Total current deferred tax liabilities	9,202	10,389
Intangible assets, primarily goodwill	10,706	10,081
Depreciation	919	488
Total non-current deferred tax liabilities	11,625	10,569
Total deferred tax liabilities	20,827	20,958
Deferred tax assets
Product inventories	2,075	1,398
Allowance for doubtful accounts	—	333
Accrued expenses	265	133
Total current deferred tax assets	2,340	1,864
Leases	642	—
Total non-current deferred tax assets	642	—
Total deferred tax assets	2,982	1,864
Deferred tax liabilities net of deferred tax assets	$17,845	$19,094

We reduce federal, state and foreign income taxes payable by the tax benefits associated with the exercise of stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. This benefit, which we record in stockholders’ equity, was $3.9 million in 2004 and $2.1 million in 2003.

As of December 31, 2004, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

We hold, through our affiliates, cash balances in the countries in which we operate, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested outside the United States.

SCP POOL CORPORATION

6.	Income Taxes (continued)

The American Jobs Creation Act of 2004, enacted on October 22, 2004 (the Jobs Act), provides for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. The deduction would result in an approximate 5.25% federal tax rate on the repatriated earnings. To qualify for the deduction, the earnings must be reinvested in the United States pursuant to a domestic reinvestment plan established by a company’s chief executive officer and approved by its board of directors. Certain other criteria in the Jobs Act must be satisfied as well. The maximum amount of our foreign earnings, if any, that qualify for the temporary deduction has not been determined. The one-year period during which we may make the qualifying distributions is fiscal 2005.

We are in the process of evaluating whether we have foreign earnings that qualify for the dividend received deduction and whether we will repatriate all or a portion of any qualifying foreign earnings. We have not determined the range of reasonably possible amounts that we may repatriate or an estimate of the possible United States federal and state income tax expense related to repatriation. We do not anticipate that the United States federal and state income tax will be material. We expect to determine the amounts and sources of foreign earnings to be repatriated, if any, by the third quarter of fiscal 2005.

As presented in the Consolidated Statement of Cash Flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision, the change between the deferred income taxes estimated for 2003 and actual deferred income taxes for 2003 and the change in deferred income taxes related to the estimated tax impact of accumulated other comprehensive income.

7.	Common Stock and Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related earnings per share calculation (in thousands):

	Year Ended December 31,
	2004	2003	2002
Numerator
Net income	$66,941	$50,848	$41,303
Adjustment for interest expense, net of tax, on convertible notes	—	—	6
Numerator for diluted earnings per share	$66,941	$50,848	$41,309

Denominator
Denominator for basic earnings per share – weighted average shares	52,838	53,058	54,521
Effect of dilutive securities
Stock options	3,276	2,706	2,223
Restricted stock awards	8	—	—
Employee stock purchase plan	17	9	5
Convertible notes	—	—	683
Denominator for diluted earnings per share	56,139	55,773	57,432

SCP POOL CORPORATION

8.	Commitments and Contingencies

We lease facilities for our corporate office, service centers, vehicles and equipment under non-cancelable operating leases that expire in various years through 2017. Most of our leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight-line basis over the minimum lease term. The table below presents rent expense associated with operating leases for the past three years (in thousands):

2004	2003	2002
$38,513	$34,071	$29,949

The table below sets forth the approximate future minimum lease payments as of December 31, 2004 related to non-cancelable operating leases with initial terms of one year or more (in thousands):

2005	$25,908
2006	22,815
2007	16,724
2008	12,147
2009	7,498
Thereafter	13,707

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. With respect to product related matters, we believe that if any such product related cases are determined in favor of a claimant, the manufacturers of such products would have primary responsibility for any damages because we are a distributor of finished goods manufactured by third parties, although no assurance can be given. While the outcome of any litigation is inherently unpredictable, we do not believe, based on currently available facts, that the ultimate disposition of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

9.	Related Party Transactions

In October 1999, we entered into a lease agreement with S&C Development, LLC for a service center in Mandeville, Louisiana. The sole member of S&C Development, LLC is A. David Cook, a POOL executive officer. The seven year lease term commenced on January 1, 2000, and we pay rent of $6,510 per month. In January 2002, we entered into a lease agreement with S&C Development, LLC for additional warehouse space adjacent to our Mandeville service center. The five year lease term commenced on February 4, 2002, and we pay rent of $4,123 per month. The total $10,633 monthly lease payment is for both facilities consisting of 21,100 square feet.

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

SCP POOL CORPORATION

9.	Related Party Transactions (continued)

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a service center in Jackson, Mississippi. The seven year lease term commenced on November 16, 2001, and we pay rent of $8,566 per month for the 20,000 square foot facility.

We believe the leases discussed above reflect fair market rates and are as favorable to us as we could have obtained from unrelated third parties. The table below presents rent expense associated with these leases for the past three years (in thousands):

2004	2003	2002
$501	$493	$493

10.	Employee Benefit Plans

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

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions and profit-sharing contributions for the past three years (in thousands):

	2004	2003	2002
Matching contributions	$1,843	$2,365	$1,600
Profit-sharing contributions	1,280	—	831

SCP POOL CORPORATION

11.	Stock Option and Stock Purchase Plans

Stock options represent the right to purchase shares of our common stock in the future at a price that is fixed on the day the options are granted (the grant date).

The table below summarizes our stock option activity for the past three years (in thousands, except weighted average exercise price and fair value):

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Options	Price	Options	Price	Options	Price
Outstanding - beginning of year	7,270,027	$6.35	6,720,193	$5.36	6,150,312	$4.27
Granted	691,401	21.94	987,638	12.05	885,825	12.46
Exercised	421,290	3.53	374,191	2.98	233,994	2.63
Forfeitures	65,279	11.31	63,613	9.79	81,950	9.73
Outstanding - end of year	7,474,859	7.91	7,270,027	6.35	6,720,193	5.36

Exercisable at end of year	3,593,055	4.06	3,114,395	3.66	2,846,307	3.09

Weighted average fair value of
options granted during the year		9.67		4.97		6.18

The table below summarizes information about stock options outstanding and exercisable at December 31, 2004 (shares in thousands):

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of exercise prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$ 0.00 to $5.99	3,699	3.8 years	$2.97	2,828	$2.48
$ 6.00 to $ 11.99	2,252	7.0 years	$10.06	642	$9.25
$ 12.00 to $ 17.99	839	7.2 years	$12.51	123	$13.31
$ 18.00 to $ 23.99	647	9.1 years	$21.67	—	$—
$ 24.00 to $ 29.80	38	9.5 years	$26.69	—	$—
$ 0.00 to $ 29.80	7,475	6.3 years	$7.91	3,593	$4.06

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

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. In May 2004, our stockholders approved an amendment to increase the number of shares authorized for issuance under the 2002 Plan from 1,575,000 to 2,700,000 shares. In 2004, we granted 614,901 options and 54,900 restricted shares under the 2002 Plan. As of December 31, 2004, 1,179,765 shares were available for grant. Granted options have an exercise price equal to our stock’s market price on the grant date. These options generally may be exercised three or more years after the grant date, and they expire ten years after the grant date. The restricted stock awards vest in five years.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant stock options to each non-employee director. No more than 1,350,000 shares may be issued under this plan. In 2004, we granted 76,500 options to the non-employee directors. As of December 31, 2004, 226,896 shares were available for grant. The exercise price of the granted options was equal to our stock’s market price on the grant date. The options generally may be exercised one year after the grant date, and they expire ten years after the grant date.

In March 1998, the Board adopted the SCP Pool Corporation Employee Stock Purchase Plan. Under this plan, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

a.       the closing price of our common stock at the end of a six month period ending either June 30 or December 31; or

b.	the average of the beginning and ending closing prices of our common stock for such six month period.

No more than 956,250 shares of our common stock may be issued under this plan. In 2004, we issued 58,867 shares under this plan, and 626,048 shares remained available at December 31, 2004.

12.	Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2004				2003
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$234,648	$504,177	$362,091	$209,937	$196,388	$431,885	$337,611	$189,948
Gross profit	65,032	145,215	104,183	56,404	52,523	120,862	92,157	49,596
Net income (loss)	4,080	43,595	22,010	(2,744)	1,484	33,963	18,396	(2,995)
Net income (loss) per share
Basic	$0.08	$0.82	$0.42	$(0.05)	$0.03	$0.64	$0.35	$(0.06)
Diluted	$0.07	$0.77	$0.39	$(0.05)	$0.03	$0.61	$0.33	$(0.06)

The sum of diluted earnings per share for each of the quarters may not equal the total diluted earnings per share for the annual period because there is a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

SCP POOL CORPORATION

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2005.

SCP POOL CORPORATION

By:	/S/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2005.

Signature:	Title:
/S/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/S/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/S/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/S/ DONALD L. MEYER
Donald L. Meyer	Controller (Principal Accounting Officer) and
Assistant Treasurer

/S/ ANDREW W. CODE
Andrew W. Code	Director

/S/ JAMES J. GAFFNEY
James J. Gaffney	Director

/S/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/S/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/S/ ROBERT C. SLEDD
Robert C. Sledd	Director

Signature Page

/S/ JOHN E. STOKELY
John E. Stokely	Director

Signature Page

SCP POOL CORPORATION

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
Description	Balance at Beginning of Period	Charged to Costs and Expenses		Charged to Other Accounts (1)	Deductions (2)	Balance at End of Period

YEAR ENDED DECEMBER 31, 2004:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,843	1,308	$		$2,013	$3,138
Allowance for inventory obsolescence	3,115	346			377	3,085
YEAR ENDED DECEMBER 31, 2003:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	$3,299	$2,136		$350	$1,942	$3,843
Allowance for inventory obsolescence	3,099	(6)			(22)	3,115
YEAR ENDED DECEMBER 31, 2002:
Reserves and allowances deducted from asset accounts:
Allowance for uncollectible accounts	2,778	1,450		693	1,622	3,299
Allowance for inventory obsolescence	3,920	(191)		100	730	3,099

(1)	Acquisition of business.
(2)	Deductions represent uncollectible accounts written-off net of recoveries and inventory adjustments.

SCP POOL CORPORATION

Exhibit
Number	Document Description
3.1	Composite Certificate of Incorporation of the Company. (1)
3.2	Composite Bylaws of the Company. (2)
4.1	Form of certificate representing shares of common stock of the Company. (3)
10.1	SCP Pool Corporation 1995 Stock Option Plan. (3)(11)
10.2	Form of Individual Stock Option Agreement under 1995 Stock Option Plan. (3)(11)
10.3	Amended and Restated Non-Employee Directors Equity Incentive Plan (7), as amended by Amendment No. 1. (4)(11)
10.4	SCP Pool Corporation 1998 Stock Option Plan. (5)(11)
10.5	Form of Stock Option Agreement under 1998 Stock Option Plan. (6)(11)
10.6	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan. (4)(11)
10.7	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.(11)
10.8	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.(11)
10.9	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool
Supply, Inc. and Manuel J. Perez de la Mesa (6) (11).
10.10	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and John M. Murphy (11).
10.11	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook (11).
10.12	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Christopher W. Wilson (11).
10.13	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson (11).
10.14	2004 Compensation of Non-Employee Directors (11)
10.15	Form of Indemnity Agreement for Directors and Officers (9) (11).
10.16	Louisiana Tax Equalization Agreement (9).
10.17	Tax Reimbursement Arrangement (1) (11).
10.18	Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and
Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer (2)
10.19	Receivables Purchase Agreement dated as of March 27, 2003, among Superior Commerce, LLC, as Seller, SCP
Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago) as
Agent (2), as amended by amendment dated as of March 25, 2004 (10).
10.20	Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit
Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement (2).
10.21	Credit Agreement dated as of November 2, 2004, among SCP Pool Corporation, as US Borrower, SCP Distributors Inc.,
as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender
and Issuing Lender, Congress Financial Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, as
syndication Agent, Hibernia National Bank as Documentation Agent and Wells Fargo Bank Association, as Documentation
Agent.
10.22	Subsidiary Guaranty Agreement dated as of November 2, 2004.
10.23	Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior
Commerce LLC. (2).
10.24	Asset Exchange Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Les Industries R.P. Inc.
and Latham Acquisition Corp.
10.25	Asset Contribution Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Fort Wayne Pools, Inc and Latham Acquisition Corp.
10.26	Subscription and Stockholders’ Agreement, dated as of November 12, 2004, by and among Latham Acquisition Corp.,
Fort Wayne Pools Inc., Brockway Moran & Partners Fund II, L.P. and Brockway Moran & Partners II Co-Invest Fund, L.P.
10.27	Lease (Mandeville Service Center) entered into as of October 19, 1999, by and between S&C
Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease
Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C
Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease
Agreement (Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of
February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC. (1)
10.28	Lease (Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of
October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C
Development, LLC and SCP Pool Corporation.(1)
10.29	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan (11)
14	Code of Business Conduct and Ethics for Directors, Officers and Employees (8)
21.1	Subsidiaries of the registrant.
23.1	Consent of Ernst & Young LLP.
31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to
Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to the Company’s Registration Statement No. 33-92738.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 8, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(11)	Management contract or compensatory plan or arrangement.