Form 10-Q
period 2005-03-31
SCP POOL CORP
filed 2005-04-29
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005

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

At April 22, 2005, there were 52,505,849 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2005

SCP POOL CORPORATION

Part I. Financial Information

Item 1. Financial Statements

Consolidated Balance Sheets

(In thousands, except share data)	(Unaudited) March 31, 2005	(Unaudited) March 31, 2004	(Note) December 31, 2004
Assets
Current assets
Cash and cash equivalents	$14,565	$2,859	$21,762
Receivables, net	33,646	30,406	33,887
Receivables pledged under receivables facility	130,861	116,691	63,702
Product inventories, net	281,267	241,903	195,787
Prepaid expenses	3,841	7,111	6,057
Deferred income taxes	2,570	1,864	2,340

Total current assets	$466,750	$400,834	$323,535

Property and equipment, net	20,087	25,536	18,595
Goodwill	104,687	112,447	104,684
Other intangible assets, net	11,723	13,609	12,620
Equity interest investment	17,134	—	18,616
Other assets, net	2,983	1,798	2,816

Total assets	$623,364	$554,224	$480,866

Liabilities and stockholders’ equity
Current liabilities
Accounts payable	219,290	166,305	113,114
Accrued and other current liabilities	23,038	25,492	38,287
Short-term financing	57,665	49,998	42,595
Current portion of other long-term liabilities	1,350	94,245	1,350

Total current liabilities	$301,343	$336,040	$195,346

Deferred income taxes	11,624	10,570	11,625
Long-term debt, less current portion	82,914	3,472	50,420
Other long-term liabilities	3,116	4,466	3,140

Stockholders’ equity
Common stock, $.001 par value; 100,000,000 shares authorized; 52,482,002, 53,352,908 and 52,186,711 shares issued and outstanding at 3/31/05, 3/31/04, and 12/31/04, respectively	52	53	52
Additional paid-in capital	82,646	70,678	76,729
Retained earnings	139,880	128,572	141,772
Treasury stock	(45)	—	—
Unearned compensation	(988)	(1,220)	(1,092)
Accumulated other comprehensive income	2,822	1,593	2,874

Total stockholders’ equity	$224,367	$199,676	$220,335

Total liabilities and stockholders’ equity	$623,364	$554,224	$480,866

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)	Three Months Ended March 31,
(In thousands, except per share data)	2005	2004
Net sales	$265,161	$234,648
Cost of sales	193,210	169,616

Gross profit	71,951	65,032
Selling and administrative expenses	60,650	57,360

Operating income	11,301	7,672
Interest expense	1,080	983

Income before income taxes and equity loss	10,221	6,689
Provision for income taxes	3,986	2,609
Equity loss in unconsolidated investment	(1,482)	—

Net income	$4,753	$4,080

Earnings per share
Basic	$0.09	$0.08
Diluted	$0.09	$0.07

Weighted average shares outstanding
Basic	52,273	53,264
Diluted	55,494	56,389

Cash dividends declared per common share	$0.07	$—

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)	Three Months Ended March 31,
(In thousands)	2005	2004
Operating activities
Net income	$4,753	$4,080
Adjustments to reconcile net income to net cash used in operating activities
Depreciation	1,216	1,578
Amortization	1,013	1,125
Equity loss in unconsolidated investment	1,482	—
Other	(110)	(1,022)
Changes in operating assets and liabilities, net of effects of acquisitions
Receivables	(66,706)	(63,116)
Product inventories	(85,750)	(47,922)
Accounts payable	106,176	47,993
Other current assets and liabilities	(13,213)	(12,574)

Net cash used in operating activities	(51,139)	(69,858)

Investing activities
Acquisition of businesses, net of cash acquired	(2)	(307)
Purchase of property and equipment, net of sale proceeds	(2,772)	(2,493)

Net cash used in investing activities	(2,774)	(2,800)

Financing activities
Proceeds from revolving line of credit	77,378	84,035
Payments on revolving line of credit	(44,884)	(30,040)
Proceeds from asset-backed financing	19,835	16,520
Payments on asset-backed financing	(4,765)	(8,940)
Payments on other long-term debt	(23)	(158)
Issuance of common stock under stock option plans	5,917	1,806
Payment of cash dividends	(3,672)	—
Purchase of treasury stock	(3,024)	(1,874)

Net cash provided by financing activities	46,762	61,349
Effect of exchange rate changes on cash	(46)	1,356

Change in cash and cash equivalents	(7,197)	(9,953)
Cash and cash equivalents at beginning of period	21,762	12,812

Cash and cash equivalents at end of period	$14,565	$2,859

The accompanying Notes are integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

1. Basis of Presentation

SCP Pool Corporation (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) for interim financial information and the requirements of the Securities and Exchange Commission (SEC). As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2005.

We reclassified certain deferred tax amounts in our Consolidated Balance Sheet for the period ended March 31, 2004 to conform to the 2005 presentation. This reclassification had no effect on net income or earnings per share as previously reported.

You should also read the financial statements and notes included in our 2004 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in our Annual Report.

2. Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock and option awards.

All share and per share data and the related capital amounts for the period ended March 31, 2004 reflect the effects of a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 10, 2004.

3. Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income was $4.7 million for the quarter ended March 31, 2005 and $4.4 million for the quarter ended March 31, 2004.

4. Equity Investment

As discussed in Note 3 in our Annual Report on Form 10-K, in December 2004 we acquired certain assets of Latham International LP’s Canadian subsidiary, Pool Tech Distribution Inc. (Pool Tech or the Pool Tech Acquisition) and a 42% interest in Latham Acquisition Corporation (LAC) (collectively referred to as the 2004 Acquisitions). We funded the 2004 Acquisitions primarily through the exchange of manufacturing assets held by our subsidiaries in Ontario, Canada and Fort Wayne, Indiana and cash consideration. We have not yet finalized our allocation of the fair value received in connection with the 2004 Acquisitions, and we expect to complete certain working capital adjustments in the second quarter of 2005, as required by the transaction agreements.

We account for our 42% interest in LAC using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in LAC.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Unaudited)

5. Stock-Based Compensation

We account for our employee stock options under the intrinsic value method described by Accounting Principles Bulletin 25, Accounting for Stock Issued to Employees. Accordingly, we do not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. If we had accounted for our stock-based compensation using the fair value method described in Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation, our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

	Three Months Ended March 31,
	2005	2004
Reported net income	$4,753	$4,080

Add: Stock-based employee compensation expense included in reported net income, net of the tax effect	208	74

Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of the tax effect	(859)	(884)

Pro-forma net income	$4,102	$3,270

Basic earnings per share
As reported	$0.09	$0.08
Pro-forma	$0.08	$0.06
Diluted earnings per share
As reported	$0.09	$0.07
Pro-forma	$0.07	$0.06

On April 15, 2005, the SEC adopted an amendment to Regulation S-X that delays the date by which we must adopt SFAS 123(R), Share-Based Payment. Under these new rules, we are required to adopt SFAS 123(R) on January 1, 2006, although earlier adoption is permitted.

We are in the process of reviewing the provisions of SFAS 123(R), and currently we have made no definitive decisions regarding date of adoption, transition methods or option valuation methods.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K.

Overview

Despite colder than normal temperatures in the north and high rainfall on the west coast, net sales grew 13% to $265.2 million in the first quarter of 2005 compared to $234.6 million in the first quarter of 2004.

Our sales gains are a result of the combined growth in delivery volume and product pricing. Our volume gains reflect our success in meeting our customers’ needs by providing value-added products and programs, including the continued drive into newer product areas and growth in the installed base of pools. Management believes that supplier price increases, which we were able to pass through to customers, contributed to the sales growth.

New product initiatives are primarily centered around our Complementary Products category, for which sales grew 27% over the same period last year. These products, which our customers historically purchased from other suppliers, carry gross margins comparable to our traditional product categories, and are expected to grow at a faster rate than overall sales growth to comprise approximately 10% of total revenues in 2005.

Our operating income increased 47% to $11.3 million in the first quarter of 2005 from the same period last year due primarily to the growth in sales and to our ability to leverage our existing distribution infrastructure and to other ongoing improvements in our operations. These included improvements in initiatives related to product sourcing, procurement and logistics and working capital management. We expect to make continued operational improvements in the future.

Net income increased 16% from the first quarter of 2004 and included an expected seasonal loss of $1.5 million from our equity investment in LAC. LAC’s business is highly seasonal with the first and fourth quarters being the slowest parts of the year and the second and third quarters being the busiest. For the year, we expect a positive contribution to our earnings from LAC.

For the full year of 2005, we anticipate earnings per share growth of 15% to 18% over 2004.

In the first quarter of 2005, as more fully described in the Liquidity and Capital Resources section below, we renewed our accounts receivables securitization facility for an additional one year term.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed below in our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

We currently conduct operations through 203 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended March 31,
	2005	2004
Net sales	100.0%	100.0%
Cost of sales	72.9	72.3

Gross profit	27.1	27.7
Selling and administrative expenses	22.9	24.4

Operating income	4.3	3.3
Interest expense	0.4	0.4

Income before income taxes and equity loss	3.9	2.9

Note: Due to rounding, percentages may not add to total income before income taxes and equity loss.

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales

	Three Months Ended March 31,
(in millions)	2005	2004	Change
Net sales	$265.2	$234.6	$30.6	13%

Base business sales growth was 13% in the first quarter of 2005. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;

•	price increases, which were passed through the supply chain;

•	the continued successful execution of our sales, marketing and service programs; and

•	27% growth in Complementary Product sales.

Gross Profit

	Three Months Ended March 31,
(in millions)	2005	2004	Change
Gross profit	$72.0	$65.0	$7.0	11%
Gross profit as a percent of net sales	27.1%	27.7%	(0.6)%

The decrease in gross profit as a percent of net sales (gross margin) is attributable to the disposition of our North American manufacturing assets in December 2004 and market and product mix changes coupled with some margin erosion on the pass through of supplier price increases.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations (continued)

Operating Expenses

	Three Months Ended March 31,
(in millions)	2005	2004	Change
Operating expenses	$60.7	$57.4	$3.3	6%
Operating expenses as a percent of net sales	22.9%	24.4%	(1.5)%

Operating expenses as a percentage of net sales decreased 150 basis points from the first quarter of 2004 as we were able to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

Interest Expense

Interest expense increased $0.1 million between periods as the effective interest rate increased to 3.7% in 2005 from 2.5% in 2004 and average debt outstanding was higher in the first quarter of 2005 compared to the first quarter of 2004. The increase in the interest rate and higher average debt outstanding was partially offset by a $0.2 million decrease in the amortization of financing fees.

Income Taxes

The increase in income taxes is due to the $3.5 million increase in income before income taxes and equity loss. Our effective income tax rate remained unchanged at 39% from March 31, 2004 to March 31, 2005.

Net Income and Earnings Per Share

	Three Months Ended March 31,
(in millions)	2005	2004	Change
Net income	$4.8	$4.1	$0.7	16%

In the first quarter of 2005, our equity interest in LAC generated a seasonal net loss of $1.5 million. We expect seasonal improvements in LAC’s business in the second and third quarters, followed by a seasonal slowdown in the fourth quarter.

Earnings per share for the first quarter of 2005 increased to $0.09 per diluted share compared to $0.07 in the first quarter of 2004. We expect earnings per share growth of 15%-18% for the year ending December 31, 2005.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations

Our business is highly seasonal, and weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

Weather	Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies for existing swimming pools

	•	Increased purchases of above-ground pools

Unseasonably cool weather or extraordinary amounts of rain	•	Fewer pool installations
	•	Decreased purchases of chemicals and supplies

	•	Decreased purchases of impulse items such as above-ground pools and accessories

Unseasonably early warming trends	•	A longer pool season, thus increasing our sales
(primarily in the northern half of the US)

Unseasonably late warming trends	•	A shorter pool season, thus decreasing our sales
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

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Seasonality and Quarterly Fluctuations (continued)

The following table presents certain unaudited quarterly data for the first quarter of 2005 and the four quarters of 2004. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
	2005	2004
	First	First	Second	Third	Fourth
Net sales	$265,161	$234,648	$504,177	$362,091	$209,937
Gross profit	71,951	65,032	145,215	104,183	56,404
Operating income (loss)	11,301	7,672	72,589	36,949	(3,616)
Net sales as a % of annual net sales	N/A	18%	38%	28%	16%
Gross profit as a % of annual gross profit	N/A	18%	39%	28%	15%
Operating income (loss) as a % of annual operating income	N/A	7%	64%	32%	(3)%

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings. Borrowings, together with cash from operations, historically have been sufficient to support our growth and finance acquisitions. Our priorities for the use of cash are as follows:

•	maintenance and new service center capital expenditures estimated at 0.5% to 0.75% of net sales;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by the Board;

•	repurchase of common stock at Board-defined parameters; and

•	repayment of debt.

Our unsecured syndicated senior credit facility (the Credit Facility), which matures on November 2, 2009, provides for a $120.0 million five-year revolving credit facility, which includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount up to $40.0 million.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

During the three months ended March 31, 2005, we received net proceeds of $32.5 million from the Credit Facility. At March 31, 2005, there was $82.9 million outstanding and $34.9 million available for borrowing under the Credit Facility. The average effective interest rate of the Credit Facility was approximately 3.9% for the quarter ended March 31, 2005.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries. Borrowings and standby letters of credit under the Credit Facility bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.50%; or

b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.600% to 1.25%, with such spread in each case depending on our leverage ratio.

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

The Credit Facility contains customary terms and provisions (including representations, covenants and conditions) and events of default. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. As of March 31, 2005, we were in compliance with all covenants and financial ratio requirements.

In the first quarter of 2005, we renewed our accounts receivable securitization facility (the Receivables Facility), which has a seasonal borrowing capacity up to $100.0 million, through March 2006 with substantially similar terms as the previous facility. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At March 31, 2005, there was $57.7 million outstanding under the Receivables Facility at an average effective interest rate of 3.4%.

The seasonal use of cash in operations decreased $18.8 million to $51.1 million for the three months ended March 31, 2005 compared to $69.9 million for the same period last year. This change is primarily due to the increase in inventory and accounts receivable in the first quarter of 2005, which was more than offset by deferral of payment on purchases.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $66.9 million to $164.5 million at March 31, 2005 from $97.6 million at December 31, 2004. Accounts receivable increased $17.4 million, or 12%, from $147.1 million at March 31, 2004. This increase from the first quarter of 2004 to the first quarter of 2005 is consistent with the 13% increase in net sales between periods.

SCP POOL CORPORATION

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

The allowance for doubtful accounts decreased to $2.9 million at March 31, 2005 from $3.1 million at December 31, 2004, which is consistent with the seasonal nature of our business.

The allowance for doubtful accounts decreased to $2.9 million at March 31, 2005 from $3.7 million at March 31, 2004. The allowance represented 53% and 65% of the accounts receivable greater than 60 days past due in March 2005 and March 2004, respectively, as we have continued to enhance our collection management practices and improved average collection days.

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories increased $85.5 million to $281.3 million at March 31, 2005 from $195.8 million at December 31, 2004. Inventory increased $39.4 million, or 16%, compared to $241.9 million at March 31, 2004.

Consistent with the increase in inventory, our inventory reserve increased to $3.4 million at March 31, 2005 compared to $3.1 million at December 31, 2004 and $3.0 million at March 31, 2004.

Share Repurchase Program

In the first quarter of 2005, we repurchased approximately 0.1 million shares of our common stock at an average price of $32.59 per share. These shares represent shares of common stock withheld upon the exercise of certain options outstanding under the Company’s 1995 and 1998 Stock Option Plans and having a value equal to the amount of tax required to be withheld with respect to such options and/or the exercise price of such options. On April 22, 2005, $27.4 million of the amount authorized by our Board of Directors for future share repurchases remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

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

SCP POOL CORPORATION

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2004.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2004.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2005, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Part II. Other Information

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2005.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum approximate dollar value that may yet be purchased under the plan
February 1-28, 2005	57,263	$31.75	—	$27,402,231
March 1-31, 2005	35,543	$33.93	—	$27,402,231

(1)	In July 2002, our Board of Directors authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, when approximately $17.6 million of the amount authorized remained available for share repurchases, our Board of Directors increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million, of which approximately $27.4 million remained available as of April 22, 2005.
(2)	These shares represent shares of common stock withheld upon the exercise of certain options outstanding under the Company’s 1995 and 1998 Stock Option Plans and having a value equal to the amount of tax required to be withheld with respect to such options and/or the exercise price of such options.

SCP POOL CORPORATION

Item 6. Exhibits

Exhibits required by Item 601 of Regulation S-K

Exhibit Number	Document Description
3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

10.1	Nonqualified Deferred Compensation Plan Basic Plan Document.

10.2	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress Inc.

10.3	Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress Inc. and T. Rowe Price Trust Company.

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
2.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
3.	Incorporated by reference to our Registration Statement No. 33-92738.

SCP POOL CORPORATION

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2005.

SCP POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin, Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

SCP POOL CORPORATION

Index to Exhibits

3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

10.1	Nonqualified Deferred Compensation Plan Basic Plan Document.

10.2	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress Inc.

10.3	Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress Inc. and T. Rowe Price Trust Company.

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

1.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
2.	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
3.	Incorporated by reference to our Registration Statement No. 33-92738.