Form 10-Q
period 2005-06-30
SCP POOL CORP
filed 2005-07-29
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                          to

Commission File Number: 0-26640

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

At July 22, 2005, there were 52,743,486 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	June 30, 2005	June 30, 2004	December 31, 2004(1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,652	$21,124	$21,762
Receivables, net	59,540	51,006	33,887
Receivables pledged under receivables facility	172,196	146,677	63,702
Product inventories, net	247,350	219,711	195,787
Prepaid expenses	4,466	9,494	6,057
Deferred income taxes	4,395	1,864	2,340

Total current assets	$524,599	$449,876	$323,535

Property and equipment, net	21,761	25,499	18,595
Goodwill	104,602	112,488	104,684
Other intangible assets, net	10,826	12,589	12,620
Equity interest investments	20,197	—	18,616
Other assets, net	2,788	1,626	2,816

Total assets	$684,773	$602,078	$480,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	165,872	144,029	113,114
Accrued and other current liabilities	57,997	60,642	38,287
Short-term financing	100,000	100,000	42,595
Current portion of other long-term liabilities	1,350	53,980	1,350

Total current liabilities	$325,219	$358,651	$195,346

Deferred income taxes	13,123	10,570	11,625
Long-term debt	70,191	3,344	50,420
Other long-term liabilities	3,202	4,442	3,140

Total liabilities	$411,735	$377,007	$260,531

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,604,237, 52,870,061 and 52,186,711 shares issued and outstanding at June 30, 2005, June 30, 2004 and December 31, 2004, respectively	52	53	52
Additional paid-in capital	84,789	72,584	76,729
Retained earnings	186,791	152,288	141,772
Treasury stock	(93)	—	—
Unearned compensation	(884)	(1,106)	(1,092)
Accumulated other comprehensive income	2,383	1,252	2,874

Total stockholders’ equity	$273,038	$225,071	$220,335

Total liabilities and stockholders’ equity	$684,773	$602,078	$480,866

(1)	Derived from the audited financial statements at December 31, 2004

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$563,978	$504,177	$829,139	$738,825

Cost of sales	401,297	358,962	594,507	528,578

Gross profit	162,681	145,215	234,632	210,247

Selling and administrative expenses	79,886	72,626	140,536	129,986

Operating income	82,795	72,589	94,096	80,261

Interest expense	1,905	1,122	2,985	2,105

Income before income taxes and equity earnings	80,890	71,467	91,111	78,156

Provision for income taxes	31,192	27,872	35,178	30,481

Equity earnings in unconsolidated investments	1,942	—	460	—

Net income	$51,640	$43,595	$56,393	$47,675

Earnings per share:

Basic	$0.98	$0.82	$1.08	$0.90

Diluted	$0.93	$0.77	$1.01	$0.85

Weighted average shares outstanding:

Basic	52,491	53,063	52,383	53,164

Diluted	55,763	56,378	55,641	56,390

Cash dividends declared per common share	$0.09	$0.07	$0.16	$0.07

The accompanying Notes are an integral part of the Consolidated Financial Statements

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2005	2004
Operating activities
Net income	$56,393	$47,675
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,444	3,041
Amortization	2,026	2,269
Equity earnings in unconsolidated investments	(460)	—
Other	246	(487)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(134,018)	(113,673)
Product inventories	(52,530)	(26,305)
Accounts payable	52,758	25,717
Other current assets and liabilities	21,501	20,596

Net cash used in operating activities	(51,640)	(41,167)

Investing activities
Acquisition of businesses, net of cash acquired	(3)	(348)
Equity interest investments	(1,121)	—
Purchase of property and equipment, net of sale proceeds	(5,575)	(3,919)

Net cash used in investing activities	(6,699)	(4,267)

Financing activities
Proceeds from revolving line of credit	147,238	169,640
Payments on revolving line of credit	(127,467)	(155,910)
Proceeds from asset-backed financing	62,170	66,522
Payments on asset-backed financing	(4,765)	(8,940)
Payments on other long-term debt	(47)	(310)
Issuance of common stock under stock option plans	8,060	3,713
Payment of cash dividends	(8,401)	(3,528)
Purchase of treasury stock	(3,072)	(18,225)

Net cash provided by financing activities	73,716	52,962

Effect of exchange rate changes on cash	(487)	784

Change in cash and cash equivalents	14,890	8,312
Cash and cash equivalents at beginning of period	21,762	12,812

Cash and cash equivalents at end of period	$36,652	$21,124

The accompanying Notes are an integral part of the Consolidated Financial Statements

SCP POOL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

SCP Pool Corporation (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2005.

We reclassified certain deferred tax amounts in our Consolidated Balance Sheet for the six months ended June 30, 2004 to conform to the 2005 presentation. This reclassification had no effect on net income or earnings per share as previously reported.

You should also read the financial statements and notes included in our 2004 Annual Report on Form 10-K. The accounting policies used in preparing these financial statements are the same as those described in our Annual Report.

Note 2—Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock and option awards.

All share and per share data and the related capital amounts for the period ended June 30, 2004 reflect the effects of a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 10, 2004.

Note 3—Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income was $51.2 million and $43.3 million for the three months ended June 30, 2005 and June 30, 2004, respectively. For the six months ended June 30, 2005 and June 30, 2004, comprehensive income was $55.9 million and $47.7 million, respectively.

Note 4—Equity Investments

As discussed in Note 3 in our Annual Report on Form 10-K, in December 2004 we acquired certain assets of Latham International LP’s Canadian subsidiary, Pool Tech Distribution Inc. (Pool Tech or the Pool Tech Acquisition) and a 42% interest in Latham Acquisition Corporation (LAC) (collectively referred to as the 2004 Acquisitions). We funded the 2004 Acquisitions primarily through the exchange of manufacturing assets held by our subsidiaries in Ontario, Canada and Fort Wayne, Indiana and cash consideration. We have not yet finalized our allocation of the fair value received in connection with the 2004 Acquisitions, and we expect to complete certain working capital adjustments in the third quarter of 2005, pending receipt of additional information.

We account for our 42% interest in LAC using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in LAC.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

In May 2005, we acquired a 50% membership interest in Northpark Corporate Center, L.L.C. (NCC) through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 41% of the office building. We account for our $1.1 million investment in NCC under the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in NCC.

Note 5—Stock-Based Compensation

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Reported net income	$51,640	$43,595	$56,393	$47,675

Add: Stock-based employee compensation expense included in reported net income, net of the tax effect	132	69	341	143

Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of the tax effect	(913)	(937)	(1,784)	(1,807)

Pro-forma net income	$50,859	$42,727	$54,950	$46,011

Basic earnings per share:
As reported	$0.98	$0.82	$1.08	$0.90
Pro-forma	$0.97	$0.81	$1.05	$0.87
Diluted earnings per share:
As reported	$0.93	$0.77	$1.01	$0.85
Pro-forma	$0.91	$0.76	$0.99	$0.82

On April 15, 2005, the SEC adopted an amendment to Regulation S-X that delays the date by which we must adopt SFAS 123(R), Share-Based Payment. Under these new rules, we are required to adopt SFAS 123(R) on January 1, 2006, although earlier adoption is permitted.

We are in the process of reviewing the provisions of SFAS 123(R) and plan to adopt the statement on January 1, 2006, but we have made no definitive decisions regarding transition methods or option valuation methods. In 2006, we expect the annualized impact from SFAS 123(R) to our diluted earnings per share will approximate $0.05 to $0.06, which is consistent with the annualized impact of the pro-forma net income and earnings per share disclosed above.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K.

Overview

Net sales grew 12% to $564.0 million in the second quarter of 2005 compared to $504.2 million in the second quarter of 2004. Similar to our sales gains during the first quarter of 2005, this growth was a result of increases in both delivery volume and product pricing. Our volume gains reflect our success in meeting our customers’ needs by providing value-added products and programs, including the continued drive into newer product areas and growth in the installed base of pools. Supplier price increases, which we were generally able to pass through to customers, also contributed to the sales growth. These price increases have been more significant in 2005 than in prior years due to significant increases in underlying commodity costs, particularly oil and steel, as well as higher prices on certain imported chemicals used in the pool industry. The increase in chemical prices was a result of tariffs proposed by the U. S. International Trade Commission in December 2004 that were finalized in June 2005.

New product initiatives continue to be focused on our Complementary Products category, for which sales grew 33% over the same period last year. These products, which our customers historically purchased from other suppliers, carry gross margins comparable to our traditional product categories. We believe that Complementary Products will continue to grow at a faster rate than our overall sales growth, and should comprise approximately 10% of total revenues for the full year 2005.

Our operating income increased 14% to $82.8 million in the second quarter of 2005 from the same period last year due primarily to the growth in sales, as well as our ability to leverage our existing distribution and administrative infrastructure and our success with ongoing operational improvements. We remain focused on numerous supply chain management initiatives and improving our working capital management, and we expect to make continued operational improvements in the future.

Net income increased 18% from the second quarter of 2004 and included $1.9 million of net income from our equity investment in LAC. LAC’s business is highly seasonal and more heavily weighted to northern markets, with the first and fourth quarters being the slowest parts of the year and the second and third quarters being the busiest. In the second quarter, LAC’s sales were adversely impacted by extended cold and wet weather in northeastern markets. For both the third quarter and full year of 2005, we expect a positive contribution to our earnings from LAC.

Based on our financial results through the first half of 2005, we anticipate earnings per share growth of 20% for the full year compared to 2004.

Net cash used to fund operations was $51.6 million year to date in 2005 compared to $41.2 million in 2004. This change is primarily due to an increase in accounts receivable, driven by strong sales in the month of June. The Company expects to generate cash from operations in the second half of 2005, with the goal of exceeding net income in operating cash flow for the year. Given management’s long-term cash generation expectations, the Board increased the Company’s dividend payment in the second quarter of 2005 from $.07 per share to $.09 per share.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed below in our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

Results of Operations

We currently conduct operations through 204 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	71.2	71.7	71.5

Gross profit	28.8	28.8	28.3	28.5
Selling and administrative expenses	14.2	14.4	16.9	17.6

Operating income	14.7	14.4	11.3	10.9
Interest expense	0.3	0.2	0.4	0.3

Income before income taxes and equity earnings	14.3	14.2	11.0	10.6

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

	Three Months Ended June 30,		Change
(in millions)	2005	2004
Net sales	$564.0	$504.2	$59.8	12%

Base business sales growth was 11% in the second quarter of 2005. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs; and
•	33% growth in Complementary Product sales.

Gross Profit

	Three Months Ended June 30,		Change
(in millions)	2005	2004
Gross profit	$162.7	$145.2	$17.5	12%
Gross profit as a percent of net sales	28.8%	28.8%	—%

Gross profit as a percent of net sales (gross margin) was unchanged between periods, with a decrease of approximately 60 basis points attributed to the disposition of our North American manufacturing assets in December 2004 offset by increases achieved through our focus on supply chain management.

Operating Expenses

	Three Months Ended June 30,		Change
(in millions)	2005	2004
Operating expenses	$79.9	$72.6	$7.3	10%
Operating expenses as a percent of net sales	14.2%	14.4%	(0.2)%

Operating expenses as a percent of net sales decreased 20 basis points from the second quarter of 2004 as increases in employee related insurance costs and incentive compensation were offset by our ability to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

Interest Expense

Interest expense increased $0.8 million between periods as the effective interest rate increased to 3.9% in 2005 from 2.2% in 2004 and average debt outstanding was 14% higher in the second quarter of 2005 compared to the second quarter of 2004.

Income Taxes

The increase in income taxes is due to the $9.4 million increase in income before income taxes and equity earnings, partially offset by a decrease in our effective income tax rate to 38.6% at June 30, 2005 from 39.0% at June 30, 2004. This decrease is due to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share

	Three Months Ended June 30,		Change
(in millions)	2005	2004
Net income	$51.6	$43.6	$8.0	18%

In the second quarter of 2005, our equity interest in LAC contributed $1.9 million to net income. We expect similar results from our equity interest in LAC in the third quarter, followed by a seasonal slowdown in the fourth quarter. The second quarter results were adversely impacted by extended cold and wet weather in northern markets, where LAC has higher market concentration.

Earnings per share for the second quarter of 2005 increased 21% to $0.93 per diluted share compared to $0.77 in the second quarter of 2004.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004

Net Sales

	Six Months Ended June 30,		Change
(in millions)	2005	2004
Net sales	$829.1	$738.8	$90.3	12%

Base business sales growth was 11% in the first six months of 2005. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs; and
•	31% growth in Complementary Product sales.

Gross Profit

	Six Months Ended June 30,		Change
(in millions)	2005	2004
Gross profit	$234.6	$210.2	$24.4	12%
Gross profit as a percent of net sales	28.3%	28.5%	(0.2)%

The decrease in gross margin is attributed primarily to the disposition of our North American manufacturing assets in December 2004 (an impact of approximately 50 basis points), as well as market and product mix changes and some margin erosion on the pass through of supplier price increases. These decreases were partially offset by increases achieved through our focus on supply chain management.

Operating Expenses

	Six Months Ended June 30,		Change
(in millions)	2005	2004
Operating expenses	$140.5	$130.0	$10.5	8%
Operating expenses as a percent of net sales	16.9%	17.6%	(0.7)%

Operating expenses as a percent of net sales decreased 70 basis points from the first six months of 2004 as we were able to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

Interest Expense

Interest expense increased $0.9 million between periods as the effective interest rate increased to 3.8% in 2005 from 2.3% in 2004 and average debt outstanding was 13% higher in the first six months of 2005 compared to the first six months of 2004. The increase in the interest rate and higher average debt outstanding was partially offset by a $0.3 million decrease in the amortization of financing fees.

Income Taxes

The increase in income taxes is due to the $13.0 million increase in income before income taxes and equity earnings, partially offset by a decrease in our effective income tax rate to 38.6% at June 30, 2005 from 39.0% at June 30, 2004. This decrease is due to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share

	Six Months Ended June 30,		Change
(in millions)	2005	2004
Net income	$56.4	$47.7	$8.7	18%

In the first six months of 2005, our equity interest in LAC contributed $0.4 million to net income. For the year, we expect a positive contribution to our earnings from LAC.

Earnings per share for the first six months of 2005 increased 19% to $1.01 per diluted share compared to $0.85 in the first six months of 2004. We expect earnings per share growth of 20% for the year ending December 31, 2005.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use and installation. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2005, the four quarters of 2004 and the third and fourth quarter of 2003. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2005		2004				2003
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$563,978	$265,161	$209,937	$362,091	$504,177	$234,648	$189,948	$337,611
Gross profit	162,681	71,951	56,404	104,183	145,215	65,032	49,596	92,157
Operating income (loss)	82,795	11,301	(3,616)	36,949	72,589	7,672	(3,903)	31,220
Net income (loss)	51,640	4,753	(2,744)	22,010	43,595	4,080	(2,995)	18,396
Balance Sheet Data
Total receivables, net	$231,736	$164,507	$97,589	$130,360	$197,683	$147,097	$83,824	$117,942
Product inventories, net	247,350	281,267	195,787	167,024	219,711	241,903	193,905	141,688
Accounts payable	165,872	219,290	113,114	76,454	144,029	166,305	118,312	73,620
Total debt	174,743	145,045	97,505	102,197	161,766	152,181	90,764	108,844

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

Weather	Possible Effects

Hot and dry	• Increased purchases of chemicals and supplies for existing swimming pools

• Increased purchases of above-ground pools

Unseasonably cool weather or	• Fewer pool installations

extraordinary amounts of rain	• Decreased purchases of chemicals and supplies

• Decreased purchases of impulse items such as above-ground pools and accessories

Unseasonably early warming trends (primarily in the northern half of the US)	• A longer pool season, thus increasing our sales

Unseasonably late warming trends (primarily in the northern half of the US)	• A shorter pool season, thus decreasing our sales

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

Our unsecured syndicated senior credit facility (the Credit Facility), which matures on November 2, 2009, provides for a $120.0 million five-year revolving credit facility, which includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount of up to $40.0 million.

During the six months ended June 30, 2005, we received net proceeds of $19.8 million from the Credit Facility. At June 30, 2005, there was $70.2 million outstanding and $47.8 million available for borrowing under the Credit Facility. The average effective interest rate of the Credit Facility was approximately 4.1% for the six months ended June 30, 2005.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries. Borrowings and standby letters of credit under the Credit Facility bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.50%; or

b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.60% to 1.25%, with such spread in each case depending on our leverage ratio.

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

In the first quarter of 2005, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $100.0 million, through June 2006. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At June 30, 2005, there was $100.0 million outstanding under the Receivables Facility at an average effective interest rate of 3.5%.

As of June 30, 2005, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

Cash used in operating activities increased $10.4 million to $51.6 million for the six months ended June 30, 2005, compared to $41.2 million for the same period last year. This change is due to increases in working capital in the second quarter of 2005, related to the increase in net sales.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $134.1 million to $231.7 million at June 30, 2005 from $97.6 million at December 31, 2004. Accounts receivable increased $34.0 million, or 17%, from $197.7 million at June 30, 2004. The increase from the second quarter of 2004 to the second quarter of 2005 is consistent with the 12% increase in net sales between periods.

The allowance for doubtful accounts decreased to $3.0 million at June 30, 2005 from $3.7 million at June 30, 2004. This decrease reflects a 14% reduction in our total past due accounts receivable balance between periods, as we have continued to enhance our collection management practices and improved average collection days from 34 days at June 30, 2004 to 33 days at June 30, 2005.

Product Inventories and the Reserve for Shrink and Obsolescence

Due to the seasonal nature of our business, product inventories increased $51.6 million to $247.4 million at June 30, 2005 from $195.8 million at December 31, 2004. Inventory increased $27.7 million, or 13%, compared to $219.7 million at June 30, 2004.

Consistent with the increase in inventory, our inventory reserve increased to $4.1 million at June 30, 2005 compared to $3.1 million at December 31, 2004 and $3.6 million at June 30, 2004.

Share Repurchase Program

In the second quarter of 2005, we repurchased approximately 1,400 shares of our common stock at an average price of $34.46 per share. These shares represent shares of common stock withheld upon the exercise of certain options outstanding under the Company’s 1995 and 1998 Stock Option Plans and having a value equal to the amount of tax required to be withheld with respect to such options and/or the exercise price of such options.

On July 22, 2005, $27.4 million of the amount authorized by our Board of Directors for future share repurchases remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

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

For a description of our critical accounting policies, please see our Annual Report on Form 10-K for the year ended December 31, 2004. We have not changed these policies from those previously disclosed.

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

We have experienced substantial sales growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. Since 2000, we have opened 29 new service centers and have completed 12 acquisitions, consisting of 74 service centers (net of service center closings and consolidations). While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 16%, 9% and 7%, respectively; of the costs of products we sold in 2004. While we do not believe that the loss of any single supplier would adversely affect our business, a decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. We dedicate significant resources promoting the benefits and affordability of pool ownership, which we believe greatly benefits our customers and suppliers.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2005, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2005.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum approximate dollar value that may yet be purchased under the plan
April 1-30, 2005	—	$—	—	$27,402,231
May 1-31, 2005	—	$—	—	$27,402,231
June 1-30, 2005	1,385	$34.46	—	$27,402,231

(1)	In July 2002, our Board of Directors authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, when approximately $17.6 million of the amount authorized remained available for share repurchases, our Board of Directors increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million, of which approximately $27.4 million remained available as of July 22, 2005.

(2)	These shares represent shares of common stock withheld upon the exercise of certain options outstanding under the Company’s 1995 and 1998 Stock Option Plans and having a value equal to the amount of tax required to be withheld with respect to such options and/or the exercise price of such options.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 10, 2005, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	42,709,700	4,608,733
James J. Gaffney	47,075,391	243,042
George T. Haymaker	47,175,127	143,306
Manuel J. Perez de la Mesa	46,596,377	722,056
Harlan F. Seymour	47,184,334	134,099
Wilson B. Sexton	46,620,449	697,984
Robert C. Sledd	47,177,876	140,557
John E. Stokely	47,080,219	238,214

2.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2005.

For	47,066,889
Against	212,835
Abstain	38,708

Item 6. Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 21.

Items 1, 3, and 5 are not applicable and have been omitted.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2005.

SCP POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin, Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Description	Page

3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	22

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	23

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	24

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to our Registration Statement No. 33-92738