Form 10-Q
period 2005-09-30
SCP POOL CORP
filed 2005-11-01
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

At October 21, 2005, there were 52,111,179 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	September 30, 2005	September 30, 2004	December 31, 2004(1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,644	$30,427	$21,762
Receivables, net	41,924	39,250	33,887
Receivables pledged under receivables facility	110,113	91,110	63,702
Product inventories, net	197,135	167,024	195,787
Prepaid expenses	3,248	6,167	6,057
Deferred income taxes	4,171	1,864	2,340

Total current assets	$401,235	$335,842	$323,535

Property and equipment, net	21,413	25,210	18,595
Goodwill	102,163	112,489	104,684
Other intangible assets, net	9,161	11,609	12,620
Equity interest investments	29,547	—	18,616
Other assets, net	2,312	1,657	2,816

Total assets	$565,831	$486,807	$480,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$99,920	$76,454	$113,114
Accrued and other current liabilities	69,148	55,903	38,287
Short-term financing	83,170	69,770	42,595
Current portion of other long-term liabilities	1,350	25,850	1,350

Total current liabilities	$253,588	$227,977	$195,346

Deferred income taxes	13,116	10,570	11,625
Long-term debt	—	3,043	50,420
Other long-term liabilities	2,402	3,534	3,140

Total liabilities	$269,106	$245,124	$260,531

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,769,769, 52,819,487 and 52,186,711 shares issued and outstanding at September 30, 2005, September 30, 2004 and December 31, 2004, respectively	52	52	52
Additional paid-in capital	89,305	75,344	76,729
Retained earnings	205,786	168,912	141,772
Treasury stock	—	(3,147)	—
Unearned compensation	(790)	(1,218)	(1,092)
Accumulated other comprehensive income	2,372	1,740	2,874

Total stockholders’ equity	$296,725	$241,683	$220,335

Total liabilities and stockholders’ equity	$565,831	$486,807	$480,866

(1)	Derived from the audited financial statements at December 31, 2004

The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$423,729	$362,091	$1,252,868	$1,100,916

Cost of sales	309,124	257,908	903,631	786,486

Gross profit	114,605	104,183	349,237	314,430

Selling and administrative expenses	72,212	67,234	212,748	197,220

Operating income	42,393	36,949	136,489	117,210

Interest expense, net	1,331	868	4,316	2,973

Income before income taxes and equity earnings	41,062	36,081	132,173	114,237

Provision for income taxes	15,854	14,071	51,032	44,552

Equity earnings in unconsolidated investments	1,912	—	2,372	—

Net income	$27,120	$22,010	$83,513	$69,685

Earnings per share:

Basic	$0.51	$0.42	$1.59	$1.31

Diluted	$0.49	$0.39	$1.50	$1.24

Weighted average shares outstanding:

Basic	52,699	52,847	52,489	53,057

Diluted	55,889	56,175	55,728	56,321

Cash dividends declared per common share	$0.09	$0.07	$0.25	$0.13

The accompanying Notes are an integral part of the Consolidated Financial Statements

SCP POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2005	2004
Operating activities
Net income	$83,513	$69,685
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,693	4,462
Amortization	3,228	3,345
Equity earnings in unconsolidated investments	(2,372)	—
Other	824	(483)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(54,410)	(46,270)
Product inventories	(2,647)	26,307
Accounts payable	(15,017)	(45,005)
Other current assets and liabilities	34,453	18,840

Net cash provided by operating activities	51,265	30,881

Investing activities
Acquisition of businesses, net of cash acquired	(3)	(349)
Equity interest investments	(3,589)	—
Purchase of property and equipment, net of sale proceeds	(6,556)	(5,060)

Net cash used in investing activities	(10,148)	(5,409)

Financing activities
Proceeds from revolving line of credit	189,013	218,069
Payments on revolving line of credit	(239,433)	(232,469)
Proceeds from asset-backed financing	62,170	66,522
Payments on asset-backed financing	(21,595)	(39,170)
Payments on other long-term debt	(964)	(1,519)
Issuance of common stock under stock option plans	12,576	6,273
Payment of cash dividends	(13,152)	(7,053)
Purchase of treasury stock	(6,353)	(20,085)

Net cash used in financing activities	(17,738)	(9,432)

Effect of exchange rate changes on cash	(497)	1,575

Change in cash and cash equivalents	22,882	17,615
Cash and cash equivalents at beginning of period	21,762	12,812

Cash and cash equivalents at end of period	$44,644	$30,427

The accompanying Notes are an integral part of the Consolidated Financial Statements

SCP POOL CORPORATION

Notes to Consolidated Financial Statements

(Unaudited)

Note 1—Basis of Presentation

SCP Pool Corporation (the Company, which may be referred to as we, us or our) prepared the consolidated financial statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results. The results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2005.

We reclassified certain deferred tax amounts in our Consolidated Balance Sheet as of September 30, 2004 to conform to the 2005 presentation. This reclassification had no effect on net income or earnings per share as previously reported.

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

All share and per share data and the related capital amounts for the period ended September 30, 2004 reflect the effects of a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 10, 2004.

Note 3—Comprehensive Income

Comprehensive income consists of net income and other gains and losses affecting stockholders’ equity that, under GAAP, are excluded from net income. In our case, these consist of foreign currency translation gains and losses and unrealized gains and losses on cash flow hedges, net of related income tax effects.

Comprehensive income was $27.1 million and $22.5 million for the three months ended September 30, 2005 and September 30, 2004, respectively. For the nine months ended September 30, 2005 and September 30, 2004, comprehensive income was $83.0 million and $70.2 million, respectively.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

Note 4—Equity Investments

As discussed in Note 3 in our Annual Report on Form 10-K, in December 2004 we acquired certain assets of Latham International LP’s Canadian subsidiary, Pool Tech Distribution Inc. (Pool Tech or the Pool Tech Acquisition) and a 42% interest in Latham Acquisition Corporation (LAC) (collectively referred to as the 2004 Acquisitions). We funded the 2004 Acquisitions primarily through the exchange of manufacturing assets held by our subsidiaries in Ontario, Canada and Fort Wayne, Indiana and cash consideration. During the third quarter of 2005, we finalized our allocation of the fair value received in connection with the 2004 Acquisitions and completed certain working capital adjustments that resulted in changes to the following balances, including adjustments to the amount of goodwill recorded, the estimated fair value of the non-compete agreement and the deferred gain recorded on the exchange as a reduction to our investment in LAC:

(in thousands)	September 30, 2005	December 31, 2004
Goodwill	$2,190	$4,629
Other intangible assets	1,342	1,908
Equity interest investments	187	5,157
Product inventories, net	5,139	5,280
Accrued and other liabilities	1,958	135

In September 2005, we made an additional capital contribution to LAC of approximately $2.5 million as part of a round of financing related to LAC’s acquisition of Viking Pools, the largest manufacturer of one-piece fiberglass pools in North America. Since our capital contribution was not proportionate to our 42% interest in LAC, our ownership interest was reduced to 36%. We continue to account for our interest in LAC using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in LAC.

In May 2005, we acquired a 50% membership interest in Northpark Corporate Center, L.L.C. (NCC) through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 40% of the office building. We account for our $1.1 million investment in NCC under the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in NCC.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (Continued)

(Unaudited)

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Reported net income	$27,120	$22,010	$83,513	$69,685

Add: Stock-based employee compensation expense included in reported net income, net of the tax effect	245	274	586	417

Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of the tax effect	(844)	(914)	(2,626)	(2,721)

Pro-forma net income	$26,521	$21,370	$81,473	$67,381

Basic earnings per share:
As reported	$0.51	$0.42	$1.59	$1.31
Pro-forma	$0.50	$0.40	$1.55	$1.27
Diluted earnings per share:
As reported	$0.49	$0.39	$1.50	$1.24
Pro-forma	$0.47	$0.38	$1.46	$1.20

On April 15, 2005, the SEC adopted an amendment to Regulation S-X that delays the date by which we must adopt SFAS 123(R), Share-Based Payment. Under these new rules, we are required to adopt SFAS 123(R) on January 1, 2006, although earlier adoption is permitted.

We are in the process of reviewing the provisions of SFAS 123(R) and plan to adopt the statement on January 1, 2006, but we have not made any definitive decisions regarding transition methods or option valuation methods. In 2006, we expect the annualized impact from SFAS 123(R) to our diluted earnings per share will approximate $0.05 to $0.06, which is consistent with the annualized impact of the pro-forma net income and earnings per share disclosed above.

Note 6—Subsequent Event

On October 3, 2005, we completed the acquisition of Automatic Rain Company (d/b/a Horizon), a leading regional wholesale distributor of irrigation and landscape products serving professional contractors in the landscape construction and maintenance markets. We acquired the issued and outstanding stock of Horizon for approximately $85 million in cash, subject to a working capital adjustment. Pursuant to the Agreement and Plan of Merger, dated August 26, 2005, we have merged Horizon with and into our wholly-owned subsidiary, Horizon Distributors, Inc. as of the acquisition date. We funded this transaction through utilization of our existing bank facilities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2004 Annual Report on Form 10-K.

Overview

Net sales grew 17% to $423.7 million in the third quarter of 2005 compared to $362.1 million in the third quarter of 2004. Similar to the trend during the first half of 2005, this growth was a result of increases in both delivery volume and product pricing. Our volume gains reflect our success in meeting our customers’ needs by providing value-added products and programs, including the continued drive into newer product areas and growth in the installed base of pools. In the third quarter of 2005, net sales also benefited from favorable weather conditions, particularly in northern markets, compared to the same period in 2004.

Product pricing contributed to the sales growth as we were able to pass most vendor price increases through to customers. However, supplier price increases have been much more pronounced in 2005 than in prior years due to significant price increases on certain chemicals used in the pool industry, as well as increases in underlying commodity costs, particularly oil and steel. In certain product categories, we were only able to pass along price increases on a dollar per unit basis rather than a percentage basis due to competitive pressures. Our gross profit as a percent of net sales (gross margin) decreased by approximately 180 basis points in the third quarter of 2005 compared to the same period in 2004, reflecting the impact of product price increases as well as the divestiture of our North American manufacturing assets in December 2004.

New product initiatives continue to be focused on our Complementary Products category, for which sales grew 29% over the same period last year. These products, which our customers historically purchased from other suppliers, carry gross margins comparable to our traditional product categories. We believe that Complementary Products will continue to grow at a faster rate than our overall sales growth, with an acceleration of the Complementary Products growth rate in the fourth quarter of 2005 due to the addition of Horizon’s products to our Complementary Product offerings. Including Horizon’s fourth quarter 2005 sales, Complementary Products should comprise approximately 12% of total revenues for the full year 2005.

Our operating income increased 15% to $42.4 million in the third quarter of 2005 from the same period last year due primarily to the growth in sales, as well as our ability to leverage our existing distribution and administrative infrastructure and our success with ongoing operational improvements. We remain focused on numerous supply chain management initiatives and improving our working capital management, and we expect to make continued operational improvements in the future.

Net income increased 23% from the third quarter of 2004 and included $1.9 million of net income from our equity investment in LAC. LAC’s business is highly seasonal and more heavily weighted to northern markets, with the first and fourth quarters being the slowest parts of the year and the second and third quarters being the busiest. We expect a neutral or slightly positive contribution to our earnings from LAC in the fourth quarter of 2005.

During the third quarter, the Gulf Coast suffered tremendous damage from Hurricane Katrina. We were very fortunate in that 200 of our then 204 service centers continued to operate without disruption through Katrina and its aftermath. Of the four service centers in the path of the storm, only our Metairie, Louisiana location remains closed with its customers served from our Baton Rouge, Louisiana, Mandeville, Louisiana and Mobile, Alabama service centers in the interim. Our Covington, Louisiana administrative office was not damaged by the storm. Through an outstanding effort from our employees and the disciplines of disaster recovery and business continuity planning, we experienced only minimal impacts to both our operations and financial results.

Net cash provided by operations was $51.3 million in the first nine moths of 2005 compared to $30.9 million for the same period in 2004. This change is primarily due to the increase in net income and the deferral of third quarter estimated tax payments until February 2006 as allowed by the Katrina Emergency Tax Relief Act of 2005. We expect to generate cash from operations in the fourth quarter of 2005 and maintain our goal of exceeding net income in operating cash flow for the year.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed below in our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

Results of Operations

As of September 30, 2005, we conducted operations through 204 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.0	71.2	72.1	71.4

Gross profit	27.0	28.8	27.9	28.6
Selling and administrative expenses	17.0	18.6	17.0	17.9

Operating income	10.0	10.2	10.9	10.6
Interest expense, net	0.3	0.2	0.3	0.2

Income before income taxes and equity earnings	9.7	10.0	10.5	10.4

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

	Three Months Ended September 30,		Change
(in millions)	2005	2004
Net sales	$423.7	$362.1	$61.6	17%

Base business sales growth was 16% in the third quarter of 2005. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs;
•	29% growth in Complementary Product sales; and
•	favorable weather, particularly in northern markets, compared to the third quarter of 2004.

Gross Profit

	Three Months Ended September 30,		Change
(in millions)	2005	2004
Gross profit	$114.6	$104.2	$10.4	10%
Gross margin	27.0%	28.8%	(1.8)%

Gross margin decreased 180 basis points between periods due to the impact of product price increases as well as a decrease of approximately 40 basis points attributed to the disposition of our North American manufacturing assets in December 2004.

Operating Expenses

	Three Months Ended September 30,		Change
(in millions)	2005	2004
Operating expenses	$72.2	$67.2	$5.0	7%
Operating expenses as a percent of net sales	17.0%	18.6%	(1.6)%

Operating expenses as a percent of net sales decreased 160 basis points from the third quarter of 2004 as increases in employee related costs were offset by our ability to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

Interest Expense

Average debt outstanding decreased slightly compared to the third quarter of 2004, but interest expense increased $0.4 million between periods due to the increase in the effective interest rate to 4.4% in 2005 from 2.5% in 2004.

Income Taxes

The increase in income taxes is due to the $5.0 million increase in income before income taxes and equity earnings, partially offset by a decrease in our effective income tax rate to 38.6% at September 30, 2005 from 39.0% at September 30, 2004. This decrease is due to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share

	Three Months Ended September 30,		Change
(in millions)	2005	2004
Net income	$27.1	$22.0	$5.1	23%

In the third quarter of 2005, our equity interest in LAC contributed $1.9 million to net income. We expect a normal seasonal slowdown in the fourth quarter in northern markets, where LAC has higher market concentration.

Earnings per share for the third quarter of 2005 increased 26% to $0.49 per diluted share compared to $0.39 in the third quarter of 2004.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

	Nine Months Ended September 30,		Change
(in millions)	2005	2004
Net sales	$1,252.9	$1,100.9	$152.0	14%

Base business sales growth was 13% in the first nine months of 2005. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs; and
•	30% growth in Complementary Product sales.

Gross Profit

	Nine Months Ended September 30,		Change
(in millions)	2005	2004
Gross profit	$349.2	$314.4	$34.8	11%
Gross margin	27.9%	28.6%	(0.7)%

The decrease in gross margin is attributed to a decrease of approximately 50 basis points related to the disposition of our North American manufacturing assets in December 2004 and the impact of certain product price increases. These decreases were partially offset by increases achieved through our focus on supply chain management.

Operating Expenses

	Nine Months Ended September 30,		Change
(in millions)	2005	2004
Operating expenses	$212.7	$197.2	$15.5	8%
Operating expenses as a percent of net sales	17.0%	17.9%	(0.9)%

Operating expenses as a percent of net sales decreased 90 basis points from the first nine months of 2004 as increases in employee related costs were offset by our ability to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

Interest Expense

Interest expense increased $1.3 million between periods as the effective interest rate increased to 4.0% in 2005 from 2.4% in 2004 and average debt outstanding was 8% higher in the first nine months of 2005 compared to the first nine months of 2004. The increase in the interest rate and higher average debt outstanding was partially offset by a $0.3 million decrease in the amortization of financing fees.

Income Taxes

The increase in income taxes is due to the $17.9 million increase in income before income taxes and equity earnings, partially offset by a decrease in our effective income tax rate to 38.6% at September 30, 2005 from 39.0% at September 30, 2004. This decrease is due to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share

	Nine Months Ended September 30,		Change
(in millions)	2005	2004
Net income	$83.5	$69.7	$13.8	20%

In the first nine months of 2005, our equity interest in LAC contributed $2.3 million to net income. We expect a neutral or slightly positive contribution to our earnings from LAC in the fourth quarter of 2005.

Earnings per share for the first nine months of 2005 increased 21% to $1.50 per diluted share compared to $1.24 in the first nine months of 2004. We expect similar earnings per share growth for the year compared to 2004.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2005, the four quarters of 2004 and the fourth quarter of 2003. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited) (in thousands)	QUARTER
	2005			2004				2003
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$423,729	$563,978	$265,161	$209,937	$362,091	$504,177	$234,648	$189,948
Gross profit	114,605	162,681	71,951	56,404	104,183	145,215	65,032	49,596
Operating income (loss)	42,393	82,795	11,301	(3,616)	36,949	72,589	7,672	(3,903)
Net income (loss)	27,120	51,640	4,753	(2,744)	22,010	43,595	4,080	(2,995)
Balance Sheet Data
Total receivables, net	$152,037	$231,736	$164,507	$97,589	$130,360	$197,683	$147,097	$83,824
Product inventories, net	197,135	247,350	281,267	195,787	167,024	219,711	241,903	193,905
Accounts payable	99,920	165,872	219,290	113,114	76,454	144,029	166,305	118,312
Total debt	86,922	174,743	145,045	97,505	102,197	161,766	152,181	90,764

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

During the nine months ended September 30, 2005, we made net payments of $50.4 million on the Credit Facility. At September 30, 2005, there was no balance outstanding and $118.9 million was available for borrowing under the Credit Facility. The average effective interest rate of the Credit Facility was approximately 4.3% for the nine months ended September 30, 2005.

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

In the first quarter of 2005, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $100.0 million, through March 2006. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At September 30, 2005, there was $83.2 million outstanding under the Receivables Facility at an average effective interest rate of 3.8%.

As of September 30, 2005, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

Cash provided by operating activities increased $20.4 million to $51.3 million for the nine months ended September 30, 2005, compared to $30.9 million for the same period last year. This change is due to the increase in net income as well as the deferral of third quarter estimated tax payments until February 2006 as allowed by the Katrina Emergency Tax Relief Act of 2005.

In the fourth quarter of 2005, our cash flows will be negatively impacted by funding of the Horizon acquisition, aggressive early buy purchases to take advantage of favorable discounts and share repurchases, and positively impacted by the deferral of our fourth quarter estimated tax payments until February 2006.

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

Accounts Receivable and the Allowance for Doubtful Accounts

Due to the seasonal nature of our business, accounts receivable increased $54.4 million to $152.0 million at September 30, 2005 from $97.6 million at December 31, 2004. Accounts receivable increased $21.6 million, or 17%, from $130.4 million at September 30, 2004. The increase from the third quarter of 2004 to the third quarter of 2005 is consistent with the 17% increase in net sales between periods.

The allowance for doubtful accounts decreased to $3.1 million at September 30, 2005 from $3.6 million at September 30, 2004. This decrease reflects an 11% reduction in our total past due accounts receivable balance as a percentage of total accounts receivable between periods. We have continued to enhance our collection management practices and improved average collection days to 33 days at September 30, 2005 from 34 days at September 30, 2004.

Product Inventories and the Reserve for Shrink and Obsolescence

Product inventories increased $1.3 million to $197.1 million at September 30, 2005 from $195.8 million at December 31, 2004. Inventory increased $30.1 million, or 18%, compared to $167.0 million at September 30, 2004, consistent with our 17% year-over-year sales growth during the third quarter of 2005.

Due to the increase in inventory levels, our inventory reserve increased to $4.4 million at September 30, 2005 compared to $3.1 million at December 31, 2004 and $3.7 million at September 30, 2004.

Share Repurchase Program

In the third quarter of 2005, we repurchased 93,529 shares of our common stock at an average price of $35.08 per share. These shares include purchases under an authorized plan of repurchase, as well as shares of common stock withheld upon the exercise of certain options outstanding under the Company’s 1995 and 1998 Stock Option Plans and having a value equal to the amount of tax required to be withheld with respect to such options and/or the exercise price of such options.

Our fourth quarter share repurchases through October 19, 2005 totaled $23.3 million, or 707,100 shares at an average share price of $32.89. As a result, the current $50.0 million repurchase plan authorized by our Board of Directors has $3.2 million remaining for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.

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

We have experienced substantial sales growth in recent years through acquisitions and the opening of new locations that have increased our size, scope and geographic distribution. Since 2000, we have opened 29 new service centers and have completed 13 acquisitions including our recent acquisition of Horizon in October 2005. These acquisitions have added 114 service centers (net of service center closings and consolidations). While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of September 30, 2005, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2005.

Issuer Purchases of Equity Securities

Period	Total number of shares purchased		Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum approximate dollar value that may yet be purchased under the plan
July 1-31, 2005	67,195	(2)	$35.53	—	$27,402,231
August 1-31, 2005	—		$—	—	$27,402,231
September 1-30, 2005	26,334		$33.95	26,334	$26,508,284

(1)	In July 2002, our Board of Directors authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, when approximately $17.6 million of the amount authorized remained available for share repurchases, our Board of Directors increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million, of which approximately $3.2 million remained available as of October 19, 2005.

(2)	These shares represent shares of common stock withheld upon the exercise of certain options outstanding under the Company’s 1995 and 1998 Stock Option Plans and having a value equal to the amount of tax required to be withheld with respect to such options and/or the exercise price of such options.

Item 6. Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 22.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2005.

SCP POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin, Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Exhibit Number	Description	Page

3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

10.1	Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005. (4)

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	23

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	24

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	25

(1)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(2)	Incorporated by reference to our Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to our Registration Statement No. 33-92738.
(4)	Incorporated by reference to our Current Report on Form 8-K filed on October 3, 2005.