Form 10-K
period 2005-12-31
SCP POOL CORP
filed 2006-03-07
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check One):

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2005 was approximately $1,787,577,939.

As of February 17, 2006, the Registrant had 52,606,950 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 27, 2006 for the

Annual Meeting to be held on May 9, 2006, are incorporated by reference in Part III of this Form 10-K.

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

In October 2005, we acquired Automatic Rain Company, a leading regional wholesale distributor of irrigation and landscape products serving professional contractors in the landscape construction and maintenance markets, through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. (Horizon). Our acquisition of Horizon expands our complementary product offerings and provides us with a solid distribution platform in the irrigation and landscape marketplace.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products and offering a range of services to our customer base on conditions that are more favorable than these customers could obtain on their own.

As of December 31, 2005 we operated 246 customer service centers in North America and Europe.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools. Of the approximately 69 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% own a pool. The industry has grown at a 4 to 6% annual rate for the past several years. New homes are being constructed at a higher rate over the last 3-5 years, which creates even more potential pool owners annually.

We believe the swimming pool industry will continue to grow at a rate of approximately 4 to 5% annually over the next five years, primarily because of favorable demographic and socioeconomic trends, as well as the expected continued growth in housing starts in warmer markets and the need to maintain the growing installed base of pools. We expect our sales growth to be higher than the industry average due to increases in market share and expansion of our product offerings.

A large portion of consumer spending in our industry is derived from the maintenance of existing swimming pools, including the repair and replacement of the equipment for those pools. We believe that consumer demand for qualified pool builders, particularly in larger pool markets, will continue to outweigh the supply. Thus, the industry has generally not been negatively affected by economic downturns, although there is no assurance that this will continue.

The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience. The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

The industry has been positively impacted by the trend for increased homeowner spending on outdoor living spaces for relaxation and entertainment. Additionally, the developing trend in recent years is for consumers to bundle the purchase of a pool with other products as part of a complete backyard makeover. New irrigation systems and landscaping are often key components to completing a swimming pool installation or remodel. The irrigation and landscape market has many characteristics in common with the pool industry, and we believe that it benefits from the same favorable demographic and socioeconomic trends and will realize growth rates similar to the pool industry.

Our industry is seasonal, and weather is the principal external factor which affects our business. Peak industry activity occurs during the warmest months of the year, typically April through September. The industry is also affected by other factors including consumer saving and discretionary spending levels, the increase in pool eligible households and consumer attitudes toward pool and landscape products for environmental or safety reasons.

Business Strategy and Growth

Our mission is to provide exceptional value to our customers and suppliers, in order to provide exceptional return to our shareholders while providing exceptional opportunities to our employees. Our three core strategies are to promote the growth of our industry, to promote the growth of our customers’ businesses and to continuously strive to operate more effectively.

We promote the growth of the industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming. These programs include media advertising, industry-oriented website development such as www.swimmingpool.com ™ and public relations campaigns, and we use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, marketing campaigns and business development training. As a customer service, we also provide certain retail store customers assistance with everything from site selection to store layout and design to business management system implementation.

We strive to operate more effectively by continuously focusing on improvements in our operations such as product sourcing, procurement and logistics initiatives, adoption of enhanced business practices and improved working capital management.

In addition to our efforts aimed at industry and customer growth, we have increased our product breadth, as described in the “Customers and Products” section below, and expanded our service center network through acquisitions and new service center openings.

We have grown organically through increases in base business sales of 14% in 2005, 10% in 2004 and 11% in 2003. Since 2001, we have opened 23 new service centers. Acquisitions have historically been an important source of sales growth as well, and since 2001, we have successfully completed 13 acquisitions, consisting of 93 service centers (net of service center closings and consolidations).

We acquired a total of 42 service centers in 2005, including 40 service centers through our acquisition of Horizon in October 2005. For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We intend to pursue additional strategic acquisitions, which will allow us to further penetrate existing markets and expand into new geographic markets and product categories. For information regarding our sources and uses of cash, you should read Item 7, “Managements Discussion and Analysis of Financial Condition and Results of Operations - LIQUIDITY AND CAPITAL RESOURCES,” of this Form 10-K.

Customers and Products

We serve roughly 68,000 customers, none of which account for more than 1% of our sales. We primarily serve five types of customers:

•	swimming pool remodelers and builders;

•	retail swimming pool stores;

•	swimming pool repair and service businesses;

•	landscape construction and maintenance contractors; and

•	golf courses.

The majority of these customers are small, family owned businesses with relatively limited capital resources.

We conduct our operations through 246 service centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 54% of our net sales in 2005. We use a combination of international and local sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our international personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise. Our local sales personnel work from the service centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 100,000 national brand and private label products. We believe that our selection of pool equipment and supplies, chemicals, replacement parts and complementary products is the most comprehensive in the industry. The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;

•	repair and replacement parts for cleaners, filters, heaters, pumps and lights;

•	packaged pool kits including walls, liners, bracing, filters, heaters, pumps and coping for in-ground and above-ground pools;

•	pool equipment and materials for new pool construction and the remodeling of existing pools; and

•	complementary products, including:

-	construction materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and pool surface and decking materials;

-	irrigation and landscape products, including professional lawn care equipment; and

-	other discretionary recreational and related outdoor lifestyle products that enhance consumers use and enjoyment of outdoor living spaces.

Maintenance products and repair and replacement parts are non-discretionary in nature, meaning that these items must be purchased by end-users to maintain existing swimming pools and landscaped areas. Over 60% of our gross profits are derived from the sale of products used to maintain and repair these existing features and less than 40% are derived from the construction and installation (equipment, materials, plumbing, electrical, etc.) of new pools and landscaping.

Our complementary product sales grew 32% in 2005, excluding Horizon, and have grown from approximately $3.0 million in 1999 to over $140.0 million in 2005. This growth has been an important factor in our base business sales growth over the past six years. Including Horizon’s fourth quarter 2005 sales, complementary products sales grew 76% over 2004 and accounted for nearly 12% of our total net sales at comparable margins to our traditional product offerings.

We have identified other product categories that could become part of our complementary product offerings in the future. We typically choose two to three categories each year and introduce them in certain markets. We then evaluate the performance of these test categories and focus on those which we believe exhibit long-term growth potential. In 2006, we intend to continue to expand our complementary products initiative by increasing the number of locations which offer complementary products, increasing the number of complementary products offered at certain locations and also through a modest broadening of the product offerings on a company-wide basis. We expect complementary product sales to approach 20% of our total sales in 2006.

Operating Strategy

We operate three distribution networks: the SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon Distributors (Horizon) network. The SCP network consists of 145 service centers, including 12 locations in Europe, the Superior network consists of 61 locations and the Horizon network consists of 40 locations.

We distribute swimming pool supplies, equipment and related leisure products through our SCP and Superior networks and we distribute irrigation and landscape products through our Horizon network. We adopted the strategy of operating two distinct distribution networks within the swimming pool marketplace primarily for two reasons:

1.	To offer our customers a choice of different distributors, featuring distinctive product selections and service personnel; and

2.	To increase the level of customer service and operational efficiency provided by the service centers in each network by promoting healthy competition between the two networks.

We evaluate our service centers based upon their performance relative to predetermined standards that include both financial and operational measures. Our corporate support groups provide our field operations with various services including customer and vendor related programs, information systems support and expert resources to help achieve their goals. We employ incentive programs and feedback mechanisms along with the competitive nature of our internal networks to stimulate performance.

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

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances. It is customary in our industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as POOL. These terms are typically available to us for pre-season or early season purchases.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 20%, 13% and 7%, respectively, of the cost of products we sold in 2005.

Competition

Based on industry knowledge and available data, management believes we are the largest wholesale distributor of swimming pool and related backyard products, and the only truly national wholesale distributor focused on the swimming pool industry in the United States. Additionally, we are one of the top three regional distributors of landscape and irrigation products in the United States. We face intense competition from many regional and local distributors in our markets and to a lesser extent, mass-market retailers and large pool supply retailers with their own internal distribution networks. We also compete against one national wholesale distributor of landscape and irrigation products.

Some geographic markets we serve, particularly our largest, higher density markets in California, Florida, Texas and Arizona, are more competitive than others. Barriers to entry in our industry are relatively low. We compete with other distributors for rights to distribute brand-name products. If we lose or are unable to obtain these rights, we might be materially and adversely affected. We believe that the size of our operations allows us to compete favorably for such distribution rights.

We believe that the principal competitive factors in swimming pool and landscape supply distribution are:

•	the breadth and availability of products offered;

•	the quality and level of customer service;

•	the breadth and depth of sales and marketing programs;

•	consistency and stability of business relationships with customers; and

•	competitive product pricing.

We believe that we generally compete favorably with respect to each of these factors.

Seasonality and Weather

For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of pool chemicals and landscape chemicals and fertilizers. We store certain types of chemicals and/or fertilizers at each of our service centers, and the storage of these items is strictly regulated by local fire codes. In addition, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws are primarily related to labeling, annual registration and licensing.

Employees

We employed approximately 3,200 people at December 31, 2005. Given the seasonal nature of our business, our peak employment period is the summer, when we add up to 15% more employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products, and we intend to maintain the trademark registrations that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$1,442,332	$1,226,654	$1,094,035
International	110,327	84,199	61,797

	$1,552,659	$1,310,853	$1,155,832

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2005	2004	2003
United States	$22,520	$16,214	$22,535
International	3,078	2,381	2,108

	$25,598	$18,595	$24,643

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.poolcorp.com as soon as reasonably practical after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission.

Additionally, we have adopted a Code of Business Conduct and Ethics, applicable to all employees, officers and directors, which is available free of charge on our website.

Item 1A. Risk Factors

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

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

We are susceptible to adverse weather conditions.

Weather is the principal external factor affecting our business. For example, unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Our distribution business is highly dependent on our ability to maintain favorable relationships with suppliers and manufacturers.

As a distribution company, maintaining favorable relationships with our suppliers is critical to the success of our business. We believe that we add considerable value to the swimming pool supply chain and landscape supply chain by purchasing products from a large number of manufacturers and distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own. We believe that we currently enjoy good relationships with our suppliers, who generally offer us competitive pricing, return policies and promotional allowances. However, our inability to maintain favorable relationships with our suppliers could have an adverse effect on our business.

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 20%, 13% and 7%, respectively, of the costs of products we sold in 2005. While we do not believe that the loss of any single supplier would adversely affect our business, a decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool supply retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 54% of our net sales in 2005, also tend to be more competitive than others.

More aggressive competition by mass merchants could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and landscape related products has remained relatively constant. Should mass market retailers increase their focus on the pool or professional landscape industries, or increase the breadth of their pool and landscape related product offerings, they may become a more significant competitor for direct and end-use customers which could have an adverse impact on our business.

The demand for our swimming pool and related outdoor lifestyle products may be adversely affected by economic downturns.

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

We depend on key personnel.

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, retain and motivate qualified personnel, including our executive officers and key management personnel. If we are unable to attract and retain key personnel, our operating results could be adversely affected.

Specifically, our future success depends to an extent upon the continued service of Manuel Perez de la Mesa, our Chief Executive Officer. The loss of Mr. Perez de la Mesa in particular could have a material adverse effect on our business. Mr. Perez de la Mesa is not nearing retirement age, and we have no indication that he intends to retire in the near future. We do not currently maintain key man insurance on Mr. Perez de la Mesa.

We may not be able to sustain our pace of growth.

We have experienced substantial sales growth in recent years through acquisitions and new service center openings that have increased our size, scope and geographic distribution. Since 2001, we have opened 23 new service centers and have completed 13 acquisitions including our acquisition of Horizon in October 2005. These acquisitions have added 93 service centers, net of service center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

We also promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our programs include such things as personalized websites, brochures, marketing campaigns and business development training. We also provide certain retail store customers with assistance in site selection, store layout and design and business management system implementation. Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in a weakened economic environment and an increasingly competitive marketplace, in which we (and our entire supply chain) also compete with other luxury product alternatives, could have a material adverse effect on our business.

Our business is highly seasonal.

In 2005, approximately 64% of our net sales and 89% of our operating income were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

The nature of our business subjects us to compliance with Environmental, Health, Transportation and Safety Regulations.

We are subject to regulation under federal, state and local environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of pool chemicals and landscape chemicals and fertilizers. For example, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws are primarily related to labeling, annual registration and licensing.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. These laws and regulations have changed substantially and rapidly over the last 20 years, and we anticipate that there will be continuing changes. The clear trend in environmental, health, transportation and safety regulation is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemical substances. Increasingly, strict restrictions and limitations have resulted in increased operating costs for us, and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and we will plan accordingly to remain in compliance with changing regulations and to minimize the costs of such compliance.

We store chemicals, fertilizers and other combustible materials that involve fire, safety and casualty risks.

We store chemicals and fertilizers, including certain combustible, oxidizing compounds, at our service centers. A fire, explosion or flood affecting one of our facilities could give rise to fire, safety and casualty losses and related liability claims. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that our insurance coverage will be adequate to cover future claims that may arise or that we will be able to maintain adequate insurance in the future at rates we consider reasonable. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

We conduct business internationally, which exposes us to additional risks.

Our international operations expose us to certain additional risks, including difficulty in staffing and managing foreign subsidiary operations, uncertain political and regulatory conditions, foreign currency fluctuations, adverse tax consequences and dependence on foreign economies.

We source certain products we sell, including our private label products, from Asia and other foreign locations. There is a significant risk that we may not be able to access products in a timely and efficient manner, and we may also be subject to certain trade restrictions that prevent us from obtaining products. Fluctuations in other factors relating to foreign trade, such as tariffs, currency exchange rates, transportation costs and inflation are beyond our control.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the POOL corporate offices, which consist of approximately 50,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three service centers in Florida. All of our other properties are leased for terms that expire between 2006 and 2026. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. Most of our leases contain renewal options, some of which involve rent increases.

Our service centers range in size from approximately 3,000 square feet to 100,000 square feet and generally consist of warehouse, counter, display and office space. Our centralized shipping locations and construction materials centers range in size from 16,000 square feet to 132,000 square feet.

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

The table below identifies the number of service centers by state and foreign country as of December 31, 2005:

Location	Number of Service Centers
United States
California	52
Florida	35
Texas	16
Arizona	15
Georgia	7
Tennessee	7
Alabama	6
New York	6
Oregon	6
Washington	6
Nevada	5
New Jersey	5
Ohio	5
Indiana	4
Louisiana	4
Missouri	4
North Carolina	4
Pennsylvania	4
Colorado	3
Illinois	3
Michigan	3
Oklahoma	3
Virginia	3
Arkansas	2
Kansas	2
Massachusetts	2
Minnesota	2
South Carolina	2
Connecticut	1
Iowa	1
Idaho	1
Kentucky	1
Maine	1
Maryland	1
Mississippi	1
Nebraska	1
New Mexico	1
Utah	1
Wisconsin	1

Total United States	227

International
Canada	6
France	4
United Kingdom	3
Portugal	2
Spain	2
Italy	1
Mexico	1

Total International	19

Total	246

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2005.

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock began trading on the Nasdaq National Market under the symbol “POOL” in October 1995. On February 13, 2006, there were approximately 28,130 beneficial holders of our common stock. The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years. The prices and dividends for the first two quarters of 2004 have been adjusted to reflect the three-for-two stock split effective September 10, 2004.

	High	Low	Dividends Declared
Fiscal 2005
First Quarter	$34.82	$28.59	$0.070
Second Quarter	36.87	30.06	0.090
Third Quarter	38.08	33.46	0.090
Fourth Quarter	39.89	31.59	0.090

Fiscal 2004
First Quarter	$25.11	$20.57	$—
Second Quarter	30.24	24.25	0.067
Third Quarter	31.26	26.13	0.067
Fourth Quarter	32.40	24.80	0.070

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004, and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) increased the dividend amount in the fourth quarter of 2004 and again in the second quarter of 2005. Payment of future dividends will be at the discretion of our Board, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. We plan to continue to pay quarterly dividends, but there can be no assurance that dividends will be declared or paid any time in the future if our Board deems that there is a better use of those funds.

The table below summarizes the repurchases of our common stock in the fourth quarter of 2005.

Period	Total number of shares purchased(2)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(1)	Maximum approximate dollar value that may yet be purchased under the plan
October 1-31, 2005	751,887	$33.01	707,100	$3,248,275
November 1-30, 2005	—	—	—	50,000,000
December 1-31, 2005	23,937	38.46	—	50,000,000

(1)	In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, when approximately $17.6 million of the amount authorized remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million. In November 2005, when approximately $3.2 million of the amount authorized remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million, all of which remained available as of February 17, 2006.

(2)	These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options granted under our 1995 and 1998 Stock Option Plans.

Item 6. Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2005	2004	2003	2002	2001
Statement of Income Data
Net sales	$1,552,659	$1,310,853	$1,155,832	$983,246	$854,234
Net income	83,621	66,941	50,848	41,303	35,444
Earnings per share:
Basic	$1.59	$1.27	$0.96	$0.76	$0.62
Diluted	1.50	1.19	0.91	0.72	0.59
Cash dividends declared per common share	0.34	0.20	—	—	—

Balance Sheet Data
Working capital (2)	$194,571	$128,189	$60,030	$144,174	$136,856
Total assets	736,636	480,866	450,272	402,094	348,590
Total long-term debt, including current portion	132,584	54,910	48,346	129,602	85,091
Stockholders’ equity	272,980	220,335	195,241	141,941	144,572
Other
Base business sales growth (3)	14%	10%	11%	10%	3%
Number of service centers	246	201	197	185	172

(1)	During the years 2001 to 2005, we successfully completed 13 acquisitions consisting of 109 service centers, of which 15 were closed or consolidated into existing service centers. For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(2)	The approximate 52% increase in working capital from 2004 to 2005 is due primarily to a greater amount of early buy inventory purchases that we made and received during the fourth quarter of 2005 and the Horizon acquisition. This increase was partially offset by the deferral of our third and fourth quarter 2005 estimated federal income tax payments. For further discussion, see the “LIQUIDITY AND CAPITAL RESOURCES” section included in Item 7 of this Form 10-K.

The approximate 58% decrease in working capital from 2002 to 2003 is due to the classification of our former revolving line of credit balance and the addition of short-term financing. Since this revolving line of credit expired in November 2004, the outstanding balance at December 31, 2003 was classified as current. The accounts receivable securitization facility that we entered into in 2003 is also classified as current.

(3)	For a discussion regarding our calculation of base business sales growth, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2005 FINANCIAL OVERVIEW

Financial Results

Our 2005 financial results reflect the continuing execution of our strategies for profitable revenue growth. We have built on our core strengths with a focus on growing our customers’ businesses faster than the overall market and incrementally improving all aspects of our business operations.

Net sales grew 18% to $1.55 billion in 2005 compared to $1.31 billion in 2004. This is higher than the 13% sales growth experienced in 2004 due primarily to the increase in our base business growth rate as well as fourth quarter sales from acquired service centers, which includes the 40 Horizon service centers acquired in October 2005. Our base business growth has been relatively stable at 14%, 10% and 11% for 2005, 2004 and 2003, respectively. This growth contrasts with the growth of the overall market for swimming pool equipment and supplies, which we estimate grew on average from 4% to 6% per year over this same time period. We attribute much of our growth to the success of the programs we offer to our customers, which are aimed at growing their businesses. In 2005, product pricing also contributed to the sales growth as we were able to pass most vendor price increases through to customers.

Our gross profit as a percent of net sales (gross margin) decreased by approximately 40 basis points in 2005 compared to 2004, reflecting the impact of the divestiture of our North American manufacturing assets in December 2004.

Our operating income increased 24% to $140.3 million in 2005 due primarily to the growth in sales, as well as our ability to leverage our existing distribution and administrative infrastructure and our success with ongoing operational improvements. Net income increased 25% in 2005 and included $1.5 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

In 2005, both our cash flow provided by operations and year-end working capital balance were impacted by a greater amount of early buy inventory purchases that we received as of year-end. We made aggressive inventory purchases during the fourth quarter of 2005 to take advantage of price discounts and to mitigate the potential adverse gross margin impact of expected 2006 price increases.

As a result of the inventory purchases received and paid for in the fourth quarter of 2005, which totaled approximately $53.0 million, partially offset by the deferral of third and fourth quarter 2005 estimated federal income tax payments, our cash from operations decreased to $38.1 million in 2005 from $56.4 million in 2004. Coupled with net proceeds from financing activities of approximately $119.5 million, cash from operations helped fund our acquisition of Horizon in the fourth quarter of 2005, $32.1 million of share repurchases in 2005 and the payment of our quarterly cash dividend to shareholders, which we increased in the second quarter of 2005.

Our year-end inventory levels increased 69% to $330.6 million as of December 31, 2005, due primarily to our increased early buy inventory purchases and the Horizon acquisition. As a result of this increase, inventory turns decreased slightly to 4.3 days in 2005 from 4.5 days in 2004. Days sales outstanding (DSO) remained consistent between years at 33.6 days for fiscal 2005 compared to 33.4 days for fiscal 2004. We continue to maintain a healthy current ratio, which was down slightly to 1.6 as of December 31, 2005 compared to 1.7 as of December 31, 2004.

OUTLOOK

We believe that the following factors will contribute to net sales growth in 2006:

•	sales from acquired service centers, including Horizon;
•	expansion of our existing service centers through continued execution of our sales, marketing and service programs;
•	the anticipated opening of 6 to 10 new service centers in 2006;
•	continued growth of the installed base of swimming pools;
•	growth in complementary product sales; and
•	expected product price increases passed through the supply chain.

We believe that complementary products will continue to grow at a faster rate than our overall sales growth, with an acceleration of the complementary products growth rate in the first three quarters of 2006, compared to the same period in 2005, due to the addition of Horizon’s products to our complementary product offerings. Including Horizon’s sales, complementary products should comprise approximately 20% of net sales for the full year 2006.

We expect to continue to increase our focus on supply chain management initiatives, including expansion of international sourcing and private label opportunities, particularly where margin expansion opportunities exist. We also plan to make further advances in working capital management to achieve continued operational improvements in 2006 and beyond.

We expect a positive contribution from equity earnings from our investment in LAC in 2006. LAC’s business is highly seasonal and more heavily weighted to northern markets, with the first and fourth quarters being the slowest parts of the year and the second and third quarters being the busiest.

We plan to use the modified-retrospective transition method under SFAS 123(R), Share-Based Payment. As such, we will adjust prior period financial statements beginning in the first quarter of 2006 to reflect the impact of stock option expense for amounts previously reported in our pro-forma footnote disclosures required by SFAS 123, Accounting for Stock-Based Compensation. Our 2005 fully diluted earnings per share was $1.50 as reported, or $1.45 after adjusting for the impact of stock option expense. We believe that 2006 earnings per share will be in the range of $1.70 to $1.75 per diluted share, including an expected $0.06 impact from stock option expensing.

We believe that over the long term, we will generate sufficient cash flow and have adequate access to capital to both fund our business objectives and provide a direct return to our shareholders in the form of dividend payments.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks as detailed in Item 1A of this Form 10-K.

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with U.S. generally accepted accounting principles (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

•	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and
•	those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board. We believe the following critical accounting estimates require us to make the most difficult, subjective or complex judgments.

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for an estimate of the losses we will incur if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers. The extended terms require payments in equal installments in April, May and June or May and June, depending on geographical location. In the past, credit losses have been within or better than our expectations.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2005, pretax income would change by approximately $0.8 million and earnings per share would change by approximately $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2005.

Inventory Obsolescence

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

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the service center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past twelve months or special order products not yet delivered to the customer

There is little risk of obsolescence for products in classes 1-4 because products in these classes generally turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a reserve of 5% for inventory in classes 5-13 as determined at the service center level. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% reserve for excess inventory in class 13. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months usage, on a company-wide basis.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the service center and Company levels;
•	changes in customer preferences;
•	seasonal fluctuations in inventory levels;
•	geographical location; and
•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2005, pretax income would change by approximately $0.8 million and earnings per share would change by approximately $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2005.

Vendor Rebates

We account for vendor rebates in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive a rebate of a specified amount of consideration, payable to us when we achieve any of a number of measures, generally related to the volume level of purchases from our vendors. We account for such rebates as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such rebates reduce cost of sales in our income statement. Throughout the year, we estimate the amount of the rebate earned based on our estimate of purchases to date relative to the purchase levels that mark our progress toward earning the rebates. We continually revise these estimates to reflect actual rebates earned based on actual purchase levels.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although such changes would not affect the amounts we have recorded related to product already purchased, it may lower or raise our gross margins on products we sell or revenues earned in future periods.

Incentive Compensation Accrual

We have an incentive compensation structure designed to attract, motivate and retain employees. Our incentive compensation packages include bonus plans that are specific to each group of eligible participants and their levels and areas of responsibility. The majority of our bonus plans have annual cash payments that are based primarily on objective performance criteria, with a small component based on management’s discretion. We calculate bonuses as a percentage of salaries based on the achievement of certain key measurable financial and operational results, including budgeted operating income and diluted earnings per share. We generally make bonus payments at the end of February following the most recent completed fiscal year.

The objectives for our bonus plans are set at the inception of the bonus plan year using both historical information and forecasted results of operations for the current plan year. We record an incentive compensation accrual as of each month-end using management’s estimate of the total overall incentives earned based on the amount of progress achieved towards the stated bonus plan objectives. During the third and fourth quarters and as of our fiscal year-end, we adjust our estimated incentive compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific bonus plan objectives and management’s estimates related to the discretionary components of the bonus plans. Due to both the discretionary components of the bonus plans and the timing of the approval and payment of the annual bonuses, our estimated quarterly incentive compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts.

Income Taxes

We record deferred tax assets or liabilities based on differences between the financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

As of December 31, 2005, and in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, United States taxes were not provided on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

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

The American Jobs Creation Act of 2004 (the Jobs Act) provided for a temporary 85% dividends received deduction on certain foreign earnings repatriated during a one-year period. During the fourth quarter of 2005, we completed our analysis of the costs and benefits of repatriating funds under the Jobs Act and decided not to repatriate any of our foreign earnings. Therefore, there was no impact from the repatriation provisions of the Jobs Act.

We have operations in 39 states and seven foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are subject to regular audits by federal, state and foreign tax authorities. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. These adjustments may include differences between the estimated deferred tax liability that we have recorded for equity earnings in unconsolidated investments and the actual taxes paid upon the return of undistributed equity earnings through a manner other than a capital transaction. As a result of these uncertainties, our effective tax rate may fluctuate on a quarterly basis.

Goodwill

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. At December 31, 2005, our goodwill balance was $139.5 million, representing 19% of total assets and 51% of stockholders’ equity.

We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under these rules, we test goodwill for impairment annually or at any other time when impairment indicators exist.

In October 2005, we performed our annual goodwill impairment test, which requires comparison of our estimated fair value to our book value, including goodwill. As a result of this test, we believe the goodwill on our balance sheet is not impaired.

If circumstances change or events occur to indicate that our fair market value has fallen below book value, we will compare the estimated fair value of the goodwill to its book value. If the book value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2005	2004	2003
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.1	71.7	72.7

Gross profit	27.9	28.3	27.3
Selling and administrative expenses	18.8	19.6	19.6

Operating income	9.0	8.7	7.6
Interest expense, net	0.4	0.3	0.4

Income before income taxes and equity earnings	8.6	8.4	7.2

Note:	Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

The following discussion of consolidated operating results includes the operating results from acquisitions in 2005, 2004 and 2003. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following service centers from base business for 15 months:

•	acquired service centers;
•	service centers divested or consolidated with acquired service centers; and
•	new service centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired service centers on the basis of acquired service center net sales as a percentage of total net sales.

Fiscal Year 2005 compared to Fiscal Year 2004

(Unaudited) (In thousands)	Base Business Twelve Months Ended December 31,		Acquired and Divested Twelve Months Ended December 31,		Total Twelve Months Ended December 31,
	2005	2004	2005	2004	2005	2004
Net sales	$1,479,746	$1,299,399	$72,913	$11,454	$1,552,659	$1,310,853

Gross profit	410,721	362,786	21,727	8,048	432,448	370,834
Gross margin	27.8%	27.9%	29.8%	70.3%	27.9%	28.3%

Selling and operating expenses	270,878	248,310	21,313	8,930	292,191	257,240
Expenses as a % of net sales	18.3%	19.1%	29.2%	78.0%	18.8%	19.6%

Operating income (loss)	139,843	114,476	414	(882)	140,257	113,594
Operating income (loss) margin	9.5%	8.8%	0.6%	(7.7)%	9.0%	8.7%

For purposes of comparing operating results for the year ended December 31, 2005 to the year ended December 31, 2004, 201 service centers were included in the base business calculations and 45 service centers were excluded because they were acquired within the last 15 months. The base business calculation also excludes our North American manufacturing operations that we divested in December 2004. The following service center acquisitions and manufacturing operation divestitures are excluded from the base business calculations for the periods identified:

Acquired / Divested(*)	Acquisition / Divestiture Date	Period Excluded (1)
B&B s.r.l. (Busatta)	October 2005	November - December 2005

Direct Replacements, Inc.	October 2005	November - December 2005

Horizon Distributors, Inc.	October 2005	October - December 2005

Pool Tech Distributors, Inc.	December 2004	January - December 2005

Les Industries R.P. Inc. (*)	December 2004	January - December 2004

Fort Wayne manufacturing (*)	November 2003	January - December 2004

SCP Pool Distributors Spain, S.L.	December 2004	January 2005 and January 2004

(1)	After 15 months of operations, we include acquired service centers in the base business calculation including the comparative prior year period.

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2005	2004	Change
Net sales	$1,552.7	$1,310.9	$241.8	18%

Base business growth of 14% contributed to the increase in net sales, primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;

•	price increases, which were passed through the supply chain;

•	the continued successful execution of our sales, marketing and service programs;

•	32% growth in complementary product sales.

New product initiatives continue to be focused on our complementary products category, for which sales have grown from $3.0 million in 1999 to over $140.0 million in 2005, excluding Horizon. In 2005, complementary product sales grew 32% over 2004. These products, which our customers historically purchased from other suppliers, carry gross margins comparable to our traditional product categories.

The remaining increase in net sales is attributable to acquired service centers, including the Horizon branches acquired in October 2005. Including Horizon’s fourth quarter 2005 sales, complementary products sales grew 76% over 2004 and accounted for 12% of total revenues for the full year 2005.

Gross Profit

	Year Ended December 31,
(in millions)	2005	2004	Change
Gross profit	$432.4	$370.8	$61.6	17%
Gross margin	27.9%	28.3%	(0.4)%

Base business gross profit growth of 13% contributed $47.9 million to the increase in 2005, while acquired service centers accounted for the remaining increase.

Gross margin decreased to 27.9% in 2005 primarily due to a decrease of approximately 40 basis points related to the disposition of our North American manufacturing assets in December 2004. We also had a slight decrease in gross margin due to the impact of certain product price increases. Supplier price increases were much more pronounced in 2005 than in prior years due to significant price increases on certain chemicals used in the pool industry, as well as increases in underlying commodity costs, particularly oil and steel. In certain product categories, we were only able to pass along price increases on a dollar per unit basis rather than a percentage basis due to competitive pressures. The overall decrease in gross margin was partially offset by improvements achieved through our focus on supply chain management and a shift in product mix to our higher margin products, most notably in the fourth quarter.

Operating Expenses

	Year Ended December 31,
(in millions)	2005	2004	Change
Operating expenses	$292.2	$257.2	$35.0	14%
Operating expenses as a percent of net sales	18.8%	19.6%	(0.8)%

Operating expenses as a percent of net sales decreased 80 basis points in 2005 as increases in employee related costs and freight expenses were offset by our ability to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

Interest Expense

Net interest expense increased to $6.4 million in 2005 from $3.9 million 2004 as a result of an increase in the effective interest rate to 4.3% in 2005 from 2.5% in 2004 and a 21% increase in the average debt outstanding. The increase in the interest rate and higher average debt outstanding was partially offset by a $0.3 million decrease in the amortization of deferred financing fees.

Income Taxes

Income taxes increased to $51.7 million in 2005 from $42.8 million in 2004 primarily due to the $24.1 million increase in income before income taxes. Our effective income tax rate decreased from 39% at December 31, 2004 to 38.6% at December 31, 2005. This decrease is due to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share

Net income increased 25% to $83.6 million in 2005 from $66.9 million in 2004. This amount included $1.5 million of net equity earnings from our investment in LAC, which reflects a $0.9 million tax adjustment recorded in the fourth quarter. Diluted earnings per share increased 26% to $1.50 per share in 2005 from $1.19 per share in 2004.

Fiscal Year 2004 compared to Fiscal Year 2003

(Unaudited) (In thousands)	Base Business Twelve Months Ended December 31,		Acquired and Consolidated Twelve Months Ended December 31,		Total Twelve Months Ended December 31,
	2004	2003	2004	2003	2004	2003
Net sales	$1,254,907	$1,138,133	$55,946	$17,699	$1,310,853	$1,155,832

Gross profit	356,555	309,909	14,279	5,229	370,834	315,138
Gross margin	28.4%	27.2%	25.5%	29.5%	28.3%	27.3%

Selling and operating expenses	240,943	219,554	16,297	7,558	257,240	227,112
Expenses as a % of net sales	19.2%	19.3%	29.1%	42.7%	19.6%	19.6%

Operating income (loss)	115,612	90,355	(2,018)	(2,329)	113,594	88,026
Operating income (loss) margin	9.2%	7.9%	(3.6)%	(13.2)%	8.7%	7.6%

For purposes of comparing operating results for the year ended December 31, 2004 to the year ended December 31, 2003, 195 service centers were included in the base business calculations and six service centers were excluded because they were acquired within the last 15 months. The following service center acquisitions and service centers consolidations are excluded from the base business calculations for the periods identified:

Acquired/Consolidated	Date of Acquisition / Consolidation	Period Excluded (1)
Service centers consolidated with Fort Wayne locations	December 2002	January – February 2003 and January – February 2004

Les Industries R.P. Inc.	May 2003	May – July 2003 and January – July 2004

SCP Mexico S.A. de C.V.	August 2003	August – October 2003 and January – October 2004

Sud Ouest Filtration	August 2003	August – October 2003 and January – October 2004

Distribution division of Litehouse Products	October 2003	October 2003 – December 2004

SCP Pool Distributors Spain, S.L.	November 2003	November 2003 - December 2004

(1)	After 15 months of operations, we include acquired service centers in the base business calculation including the comparative prior year period.

Net Sales

	Year Ended December 31,
(in millions)	2004	2003	Change
Net sales	$1,310.9	$1,155.8	$155.1	13%

Base business growth of 10% contributed $116.8 million to the increase, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;

•	the continued successful execution of our sales, marketing and service programs;

•	27% growth in complementary product sales; and

•	price increases on products sold.

Gross Profit

	Year Ended December 31,
(in millions)	2004	2003	Change
Gross profit	$370.8	$315.1	$55.7	18%
Gross margin	28.3%	27.3%	1.0%

Base business gross profit growth of 15% contributed $46.6 million to the increase in 2004, while acquired service centers and service centers consolidated with acquired locations accounted for the remaining increase. Base business gross margin improved to 28.4% in 2004 due primarily to improved selling and supply chain management practices.

Operating Expenses

	Year Ended December 31,
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

Base business operating expenses as a percentage of net sales decreased slightly to 19.2% in 2004 from 19.3% in 2003.

Interest Expense

Net interest expense decreased to $3.9 million in 2004 from $4.7 million 2003 as a result of lower average outstanding debt in 2004 compared to 2003, a decline in the effective interest rate to 2.5% in 2004 from 2.6% in 2003 and a decrease of $0.5 million in amortization expense related to capitalized finance costs.

Income Taxes

Income taxes increased to $42.8 million in 2004 from $32.5 million in 2003 primarily due to the $26.4 million increase in income before income taxes. Our effective income tax rate remained unchanged at 39% at December 31, 2004 and December 31, 2003.

Net Income and Earnings Per Share

Net income increased 32% to $66.9 million in 2004 from $50.8 million while diluted earnings per share increased 31% to $1.19 per share in 2004 from $0.91 per share in 2003.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters when we may incur net losses. In 2005, approximately 64% of our net sales and 89% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2005 and 2004. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$265,161	$563,978	$423,729	$299,791	$234,648	$504,177	$362,091	$209,937
Gross profit	71,951	162,681	114,605	83,211	65,032	145,215	104,183	56,404
Operating income (loss)	11,301	82,795	42,393	3,768	7,672	72,589	36,949	(3,616)
Net income (loss)	4,753	51,640	27,120	108	4,080	43,595	22,010	(2,744)
Net sales as a % of annual net sales	17%	37%	27%	19%	18%	38%	28%	16%
Gross profit as a % of annual gross profit	17%	38%	26%	19%	18%	39%	28%	15%
Operating income (loss) as a % of annual operating income	8%	59%	30%	3%	7%	64%	32%	(3)%

Balance Sheet Data
Total receivables, net	$164,507	$231,736	$152,037	$141,785	$147,097	$197,683	$130,360	$97,589
Product inventories, net	281,267	247,350	197,135	330,575	241,903	219,711	167,024	195,787
Accounts payable	219,290	165,872	99,920	174,170	166,305	144,029	76,454	113,114
Total debt	145,045	174,743	86,922	198,241	152,181	161,766	102,197	97,505

In the fourth quarter 2005, our results of operations include the 40 Horizon service centers that we acquired in October 2005. We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired service centers. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

Weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

Weather	Possible Effects

Hot and dry	• Increased purchases of chemicals and supplies for existing swimming pools

• Increased purchases of above-ground pools and irrigation products

Unseasonably cool weather or extraordinary amounts of rain	• Fewer pool and landscape installations

• Decreased purchases of chemicals and supplies

• Decreased purchases of impulse items such as above-ground pools and accessories

Unseasonably early warming trends (primarily in the northern half of the US)	• A longer pool and landscape season, thus increasing our sales

Unseasonably late warming trends (primarily in the northern half of the US)	• A shorter pool and landscape season, thus decreasing our sales

In 2005, our sales were negatively impacted by a late start to the pool season in northern markets due to less than favorable weather throughout much of the first quarter. This decrease in sales was partially off-set by increased sales attributable to above average temperatures during the fourth quarter of 2005, which helped to extend the pool season in certain markets.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions. The same principle applies for funds used for share repurchases and capital expenditures. Our priorities for the use of cash are as follows:

•	maintenance and new service center capital expenditures estimated at 0.5% to 0.75% of net sales;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by the Board;

•	repurchase of common stock at Board defined parameters; and

•	repayment of debt.

Sources and Uses of Cash

Our 2005 cash from operations was $38.1 million, or 46% of net income, compared to net cash provided by operations of $56.4 million in 2004. The decrease in cash from operations in 2005 is primarily a result of our participation in vendor early payment incentives for early buy purchases received and paid for in the fourth quarter, partially offset by the deferral of our third and fourth quarter 2005 estimated federal tax payments and higher net income.

In 2005, cash used in investing activities included $85.7 million for our acquisition of Horizon in the fourth quarter of 2005. Our financing activities included $119.5 million of net proceeds from debt and the issuance of common stock under stock option plans, offset by $32.1 million of share repurchases and $17.9 million for the payment of our quarterly cash dividend to shareholders, which we increased in the second quarter of 2005. The impact of our common stock repurchases reduced diluted weighted average shares outstanding by approximately 0.3 million shares for the year ended December 31, 2005.

Future Sources and Uses of Cash

On December 20, 2005, we amended our unsecured syndicated senior credit facility (the Credit Facility) to provide for additional borrowing capacity. The amended Credit Facility, which matures on December 20, 2010, provides for a $120.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount up to $40.0 million.

At December 31, 2005, there was $69.1 million outstanding and $49.2 million available for borrowing under the Revolver. The average effective interest rate on the Revolver was approximately 4.5% for the year ended December 31, 2005. For additional information regarding the Credit Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

In March 2005, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $100.0 million, through March 2006. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2005, there was $65.7 million outstanding under the Receivables Facility at an average effective interest rate of 4.0%.

On February 17, 2006, $50.0 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

In the third quarter of 2006, our cash flows will be negatively impacted by payment of our third and fourth quarter 2005 estimated federal tax payments that have been deferred as allowed by the Katrina Emergency Tax Relief Act of 2005 (the Act). These payments, which were originally deferred until February 2006 under the Act, will now be due in August 2006, as the Internal Revenue Service has postponed the payment deadline for affected taxpayers.

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

Contractual Obligations

At December 31, 2005, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

	Total	Payments due by period
		Less than 1 year	1-2 years	3-4 years	5 years and thereafter
Long-term debt	$132,584	$1,350	$7,790	$54,000	$69,444
Short-term financing	65,657	65,657	—	—	—
Operating leases	117,180	29,922	45,007	25,129	17,122

	$315,421	$96,929	$52,797	$79,129	$86,566

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. If (i) the variable rates on our Credit Facility and our Receivables Facility increased or decreased 1.0% from the rate at December 31, 2005; and (ii) we borrowed the maximum amount available under the Credit Facility ($220.0 million) and the Receivables Facility ($100.0 million) for all of 2006, then our pretax income would change by approximately $2.6 million and earnings per share would change by $0.03 per diluted share based on the number of weighed average diluted shares outstanding at December 31, 2005.

The fair value of our Revolver is not affected by changes in market interest rates. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on our Term Loan. The swap will be in effect as of June 30, 2006 and terminate on December 31, 2008.

Foreign Exchange Risk

We have wholly owned subsidiaries in Canada, Mexico, the United Kingdom, France, Portugal, Spain and Italy. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2006.

Functional Currencies
Canada	Canadian Dollar
Mexico	Peso
United Kingdom	British Pound
France	Euro
Portugal	Euro
Spain	Euro
Italy	Euro

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SCP Pool Corporation

We have audited the accompanying consolidated balance sheets of SCP Pool Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of SCP Pool Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 3, 2006

SCP POOL CORPORATION

Consolidated Statements of Income

(In thousands, except share data)

	Year Ended December 31,
	2005	2004	2003
Net sales	$1,552,659	$1,310,853	$1,155,832
Cost of sales	1,120,211	940,019	840,694

Gross profit	432,448	370,834	315,138
Selling and administrative expenses	292,191	257,240	227,112

Operating income	140,257	113,594	88,026
Interest expense, net	6,434	3,855	4,669

Income before income taxes and equity earnings	133,823	109,739	83,357
Provision for income taxes	51,669	42,798	32,509
Equity earnings in unconsolidated investments, net	1,467	—	—

Net income	$83,621	$66,941	$50,848

Earnings per share:
Basic	$1.59	$1.27	$0.96

Diluted	$1.50	$1.19	$0.91

Weighted average shares outstanding:
Basic	52,445	52,838	53,058

Diluted	55,634	56,139	55,773

Cash dividends declared per common share	$0.34	$0.20	$—

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2005	2004
Assets
Current assets:
Cash and cash equivalents	$26,866	$21,762
Receivables, net	42,809	33,887
Receivables pledged under receivables facility	98,976	63,702
Product inventories, net	330,575	195,787
Prepaid expenses	5,190	6,057
Deferred income taxes	7,977	2,340

Total current assets	512,393	323,535

Property and equipment, net	25,598	18,595
Goodwill	139,546	104,684
Other intangible assets, net	22,838	12,620
Equity interest investments	29,907	18,616
Other assets, net	6,354	2,816

Total assets	$736,636	$480,866

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$174,170	$113,114
Accrued and other current liabilities	76,645	38,287
Short-term financing	65,657	42,595
Current portion of long-term liabilities	1,350	1,350

Total current liabilities	317,822	195,346

Deferred income taxes	14,600	11,625
Long-term debt	129,100	50,420
Other long-term liabilities	2,134	3,140

Total liabilities	463,656	260,531

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 52,414,883 and 52,186,711 shares issued and outstanding at December 31, 2005 and 2004, respectively	52	52
Additional paid-in capital	96,051	76,729
Retained earnings	176,362	141,772
Treasury stock	(921)	—
Unearned compensation	(703)	(1,092)
Accumulated other comprehensive income	2,139	2,874

Total stockholders’ equity	272,980	220,335

Total liabilities and stockholders’ equity	$736,636	$480,866

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2005	2004	2003
Operating activities
Net income	$83,621	$66,941	$50,848
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,410	5,895	5,523
Amortization	4,388	4,758	4,312
Provision for doubtful accounts receivable, net of write-offs	(332)	(774)	544
Provision for inventory obsolescence, net of write-offs	115	(51)	16
Change in deferred income taxes	(5,096)	703	7,456
Loss on sale of property and equipment	133	43	329
Equity earnings in unconsolidated investments	(2,386)	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	(13,394)	(12,879)	(4,976)
Product inventories	(103,579)	(2,681)	2,030
Prepaid expenses and other assets	(934)	(2,300)	(1,576)
Accounts payable	41,932	(6,880)	16,322
Accrued expenses and other current liabilities	28,207	3,660	(2,068)

Net cash provided by operating activities	38,085	56,435	78,760

Investing activities
Acquisition of businesses, net of cash acquired	(89,963)	(644)	(21,772)
Equity interest investments	(3,539)	(6,961)	—
Purchase of property and equipment, net of sale proceeds	(8,361)	(6,063)	(8,351)

Net cash used in investing activities	(101,863)	(13,668)	(30,123)

Financing activities
Proceeds from revolving line of credit	364,383	340,104	195,800
Payments on revolving line of credit	(345,703)	(328,584)	(282,075)
Proceeds from asset-backed financing	67,133	66,522	102,270
Payments on asset-backed financing	(44,071)	(66,345)	(62,029)
Proceeds from other long-term debt	60,000	—	3,711
Payments on other long-term debt	(1,350)	(2,023)	(1,014)
Payment of deferred financing costs	(243)	(483)	(626)
Issuance of common stock under stock option plans	19,322	6,917	4,322
Payment of cash dividends	(17,862)	(10,706)	—
Purchase of treasury stock	(32,091)	(40,823)	(3,336)

Net cash provided by (used in) financing activities	69,518	(35,421)	(42,977)

Effect of exchange rate changes on cash	(636)	1,604	2,020

Increase in cash and cash equivalents	5,104	8,950	7,680
Cash and cash equivalents at beginning of year	21,762	12,812	5,132

Cash and cash equivalents at end of year	$26,866	$21,762	$12,812

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Cash Flows (continued)

(In thousands)

Supplemental cash flow information	Year Ended December 31,
	2005	2004	2003
Cash paid during the year for:
Interest	$5,660	$2,965	$3,256
Income taxes, net of refunds	14,313	36,053	24,883

See Note 2 for the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands, amounts in Dollars except share data)

	Common Stock		Treasury Stock	Additional Paid-In Capital	Unearned Compensation	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount
Balance at December 31, 2002	53,088	53	—	63,525	(575)	78,847	91	141,941
Net income	—	—	—	—	—	50,848	—	50,848
Foreign currency translation, net of tax of $763	—	—	—	—	—	—	1,201	1,201
Interest rate swaps, net of tax of $11	—	—	—	—	—	—	(17)	(17)

Comprehensive income, net of tax								52,032
Treasury stock, 288 shares of common stock	—	—	(3,336)	—	—	—	—	(3,336)
Retirement of treasury shares	(288)	—	3,336	—	—	(3,336)	—	—
Unearned compensation	—	—	—	—	285	—	—	285
Exercise of stock options including tax benefit of $2,107	372	—	—	3,755	—	—	—	3,755
Employee stock purchase plan	50	—	—	564	—	—	—	564

Balance at December 31, 2003	53,222	53	—	67,844	(290)	126,359	1,275	195,241
Net income	—	—	—	—	—	66,941	—	66,941
Foreign currency translation, net of tax of $1,011	—	—	—	—	—	—	1,582	1,582
Interest rate swaps, net of tax of $11	—	—	—	—	—	—	17	17

Comprehensive income, net of tax								68,540
Treasury stock, 1,568 shares of common stock	—	—	(40,823)	—	—	—	—	(40,823)
Retirement of treasury shares	(1,568)	(1)	40,823	—	—	(40,822)	—	—
Unearned compensation	—	—	—	—	(802)	—	—	(802)
Exercise of stock options including tax benefit of $3,886	419	—	—	6,512	—	—	—	6,512
Declaration of cash dividends	—	—	—	—	—	(10,706)	—	(10,706)
Issuance of restricted stock	55	—	—	1,226	—	—	—	1,226
Employee stock purchase plan	58	—	—	1,147	—	—	—	1,147

Balance at December 31, 2004	52,186	52	—	76,729	(1,092)	141,772	2,874	220,335
Net income	—	—	—	—	—	83,621		83,621
Foreign currency translation including tax benefit of $548	—	—	—	—	—	—	(836)	(836)
Interest rate swap, net of tax of $63	—	—	—	—	—	—	101	101

Comprehensive income, net of tax								82,886
Treasury stock, 964 shares of common stock	—	—	(32,091)	—	—	—	—	(32,091)
Retirement of treasury shares	(939)	(1)	31,170	—	—	(31,169)	—	—
Unearned compensation	—	—	—	—	389	—	—	389
Exercise of stock options including tax benefit of $14,133	1,124	1	—	18,125	—	—	—	18,126
Declaration of cash dividends	—	—	—	—	—	(17,862)	—	(17,862)
Employee stock purchase plan	44	—	—	1,197	—	—	—	1,197

Balance at December 31, 2005	52,415	52	(921)	96,051	(703)	176,362	2,139	272,980

The accompanying Notes are an integral part of these Consolidated Financial Statements.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2005, SCP Pool Corporation and its wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 246 service centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, and landscape contractors. We distribute products through three networks: The SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon Distributors (Horizon) network.

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

The consolidated financial statements include the accounts of SCP Pool Corporation and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions among our wholly owned subsidiaries. We account for our 38% investment in Latham Acquisition Corporation (LAC) and our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interests in these investments.

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

Segment Reporting

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. POOL’s management evaluates our service centers based upon their individual performance relative to predetermined standards that include both financial and operational measures. Additionally, POOL’s management makes decisions about how to allocate resources primarily on a service center-by-service center basis. Since all of our service centers have similar operations and share similar economic characteristics, we aggregate our service centers into a single reportable segment

Seasonality and Weather

Our business is highly seasonal, and weather is the principal external factor affecting our business. In general, sales and net income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters when we may incur net losses.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

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

Credit Risk and Allowance for Doubtful Accounts

We record our trade receivables at the invoiced amount less an allowance for doubtful accounts for estimated losses due to customer non-payment. We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers. Our historical credit losses have been within or better than our expectations. The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2005	2004	2003
Balance at beginning of year	$3,138	$3,843	$3,299
Acquisition of business	1,160	—	350
Bad debt expense	1,850	1,308	2,136
Write-offs, net of recoveries	(1,937)	(2,013)	(1,942)

Balance at end of year	$4,211	$3,138	$3,843

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods purchased from manufacturers for resale to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by category with particular emphasis on stock keeping units with the weakest sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

In evaluating the adequacy of our reserve for inventory obsolescence at the service center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the service center and Company levels;

•	changes in customer preferences;

•	seasonal fluctuations in inventory levels

•	geographical location; and

•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2005	2004	2003
Balance at beginning of year	$3,085	$3,115	$3,099
Acquisition of business	685	—	—
Inventory writedowns	808	346	(6)
Inventory write-offs	(703)	(376)	22

Balance at end of year	$3,875	$3,085	$3,115

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

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 -10 years (1)
Autos and trucks	3 years
Machinery and equipment	10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

(1)	For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

The table below presents depreciation expense for the past three years (in thousands):

2005	2004	2003
$ 5,410	$5,898	$5,523

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. In accordance with these rules, we test goodwill for impairment annually or at any other time when impairment indicators exist. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2005	2004	2003
$ 7,763	$6,830	$7,106

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. For additional discussion of income taxes, see Note 7.

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

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

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

2005	2004	2003
$ 90	$184	$286

If we had accounted for our stock-based compensation using the fair value method described in SFAS 123, our net income and earnings per share would have been reduced to the pro-forma amounts below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Reported net income	$83,621	$66,941	$50,848
Add: Stock-based employee compensation expense included in reported net income, net of the tax effect	658	537	523
Deduct: Stock-based employee compensation expense determined under the fair value method for all awards, net of the tax effect	(3,502)	(3,672)	(2,888)

Pro-forma net income	$80,777	$63,806	$48,483

Basic earnings per share:
As reported	$1.59	$1.27	$0.96
Pro-forma	$1.54	$1.21	$0.91
Diluted earnings per share:
As reported	$1.50	$1.19	$0.91
Pro-forma	$1.45	$1.14	$0.87

For purposes of pro-forma disclosures, the estimated fair value of employee options is ratably expensed over the options’ vesting period. We estimated the fair value of these options at the grant date using a Black-Scholes option pricing model with the following weighted average assumptions:

	December 31,
	2005	2004	2003
Risk-free interest rate	4.22%	3.87%	3.38%
Expected dividend yield	1.0%	—	—
Expected volatility	30.3%	34.9%	32.5%
Weighted average expected life	7.0 years	7.0 years	7.0 years

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

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

In December 2004, the FASB issued SFAS 123(R), Share-Based Payment. This new standard will require companies to recognize compensation cost for stock options and other stock-based awards based on their value as measured on the grant date. The new standard prohibits companies from accounting for stock-based compensation under the provisions of APB 25.

We adopted SFAS 123(R) effective January 1, 2006 and we are currently in the process of implementing the provisions of the statement. We have selected a Black-Scholes model for estimating the grant date fair value of share-based payments under

FAS 123(R) and we plan to use the modified-retrospective transition method. As such, beginning in the first quarter of 2006 we will adjust all prior period financial statements to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123.

In 2006, we expect the annualized impact from SFAS 123(R) to our diluted earnings per share will approximate $0.05 to $0.06, which is consistent with the annualized impact of the pro-forma net income and earnings per share disclosed above.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin (SAB) 104, Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 104 requires that four basic criteria must be met before we can recognize revenue:

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

We may offer volume rebates, which we accrue monthly as an adjustment to net sales. We record customer returns, including those associated with early buy programs, as an adjustment to net sales. In the past, customer returns have not been material.

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

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

In December 2005 we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. We have designated this swap as a cash flow hedge. Any difference paid or received on the interest rate swap will be recognized as an adjustment to interest expense over the life of the swap. The swap will be in effect as of June 30, 2006 and terminate on December 31, 2008.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales, and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling, general and administrative expenses (in thousands):

2005	2004	2003
$ 27,332	$23,261	$19,908

Reclassifications

We have reclassified the payment of deferred financing costs and the related non-cash amortization of these amounts in our 2004 and 2003 Consolidated Statements of Cash Flows to conform to the 2005 presentation. The non-cash amortization was reclassed within the operating activities section to the amortization line item. Additionally, deferred financing costs have been reclassified as a use of cash from financing activities. Previously, we classified these amounts as a change in prepaid and other assets. These reclassifications had no effect on net income or earnings per share as previously reported.

We reclassified certain deferred tax amounts in our 2003 Consolidated Balance Sheet to conform to the 2004 presentation. This reclassification had no effect on net income or earnings per share as previously reported.

Note 2 - Acquisitions and Divestitures

2005 Acquisitions

In October 2005, we acquired Automatic Rain Company through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. (Horizon). Horizon is a leading regional wholesale distributor of irrigation and landscape products serving professional contractors in the landscape construction and maintenance markets. We believe this transaction brings added depth and diversity to our operations through an extension of our complementary products offerings and furthers our objective of being the resource for pool and landscaping contractors. Horizon is a natural addition to our business, as irrigation and landscaping are often key components to completing a swimming pool installation or remodel.

The purchase price for the issued and outstanding stock of Automatic Rain Company was approximately $87.1 million in cash, which includes approximately $1.4 million in working capital adjustments that were recorded as of December 31, 2005, and paid subsequent to year-end. The purchase price was determined based on our negotiations with the former shareholders of Automatic Rain Company and our valuation considerations, which included historical and prospective earnings, net asset value and other valuation considerations consistent with our historical valuation of acquisitions.

The acquisition was accounted for as a purchase business combination with the purchase price preliminarily allocated to the fair values of the acquired assets net of assumed liabilities. In connection with the acquisition, we recorded other intangible assets totaling $14.4 million for the estimated fair value of a tradename, a non-compete agreement and certain employment contracts. We also recorded $33.0 million of goodwill in connection with the acquisition. The results of operations of Horizon are included in the consolidated statements of income since the acquisition date.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$64,184
Property and equipment, net	3,875
Goodwill	33,030
Other intangible assets	14,400
Other assets	176

Total assets acquired	115,665
Current liabilities	28,538

Net assets acquired	$87,127

The purchase price allocations have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. We expect to finalize the allocations by the second quarter of 2006.

The components of intangible assets listed in the table above as of the acquisition date are as follows (in thousands):

Horizon tradename (indefinite life)	$8,400
Non-compete agreement (5 year useful life)	2,400
Employment contracts (3.7 year weighted average useful life)	3,600

Total other intangible assets	$14,400

We determined that the Horizon tradename has an indefinite life, and therefore it is not subject to amortization. We are amortizing the non-compete agreement and employee contracts using the straight-line method over their contractual lives.

In October 2005, we also acquired B&B s.r.l. (Busatta), a swimming pool supply distributor based in the northwestern Italian city of San Bernardo d’Ivrea, near Turin, as well as the assets of Direct Replacements, Inc., a Marietta, Georgia packaged pool distributor. Busatta is our first location in Italy and allows us to further our presence in the European market. The Marietta location will support our existing metropolitan Atlanta service centers until its launch as a new service center location in 2006. We have included the results of operations for Busatta and Direct Replacements, Inc. in our Consolidated Financial Statements since the respective acquisition dates.

2004 Acquisitions and Divestitures

In December 2004, we acquired certain assets of Latham International LP’s Canadian subsidiary, Pool Tech Distribution Inc., (Pool Tech or the Pool Tech Acquisition). Pool Tech distributes swimming pool supplies and equipment through three service centers in Ontario, Canada. We funded this transaction primarily through the exchange of manufacturing assets held by our subsidiary, Les Industries R.P. Inc. As a part of this transaction, we also completed the divestiture of our manufacturing assets located in Fort Wayne, Indiana to LAC. In exchange for these assets and cash consideration, we received a 42% interest in LAC. Our decision to divest of our manufacturing facilities in Canada and Indiana allows us to focus on our core distribution business while our investment in LAC provides us with a strategic relationship with an important supplier.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

During the third quarter of 2005, we finalized our allocation of the fair value received in connection with the 2004 Acquisitions and completed certain working capital adjustments that resulted in the following changes, including adjustments to the amount of goodwill recorded, the estimated fair value of the non-compete agreement and the deferred gain recorded on the exchange as a reduction to our investment in LAC:

	December 31,
(in thousands)	2005	2004
Goodwill	$2,190	$4,629
Other intangible assets	1,342	1,908
Equity interest investments	187	5,157
Product inventories, net	5,139	5,280
Accrued and other liabilities	1,958	135

Other intangible assets reflects the estimated fair value of the non-compete agreement related to Pool Tech, which we are amortizing on a straight-line basis over the five year contractual life. We recorded a $0.2 million gain on the exchange, the entire amount of which was deferred and recorded as a reduction of our investment in LAC. We disposed of approximately $12.9 million of goodwill in connection with the divestiture of our manufacturing assets in Canada and Indiana. In connection with this transaction, LAC acquired the business of Latham International, LP, a manufacturer of vinyl swimming pool liners, polymer and steel panels, steps and related swimming pool products based in Albany, New York.

We have included the results of operations for Pool Tech in our Consolidated Financial Statements since the acquisition date. We account for our interest in LAC using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in LAC.

2003 Acquisitions

In May 2003, we acquired the capital stock of Les Industries R.P. Inc. (the Quebec Acquisition), a distributor and manufacturer of swimming pool products operating one service center in Quebec, Canada. In connection with the Quebec Acquisition, we recorded the cost of a non-compete agreement totaling $0.7 million, which we are amortizing using the straight-line method over the agreement’s six year contractual life. We also recorded approximately $1.3 million of goodwill in connection with the acquisition. As discussed above, in December 2004 we disposed of the manufacturing assets acquired in the Quebec Acquisition.

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

On October 1, 2003, we purchased substantially all of the assets of the distribution division of Litehouse Products, Inc. (the Litehouse Acquisition), which established a strong presence for us in northern Ohio and adjacent markets. We recorded approximately $2.5 million of goodwill in connection with this acquisition, all of which we expect will be deductible for tax purposes. The purchase agreement includes that a portion of the purchase price be paid in annual installments of $0.4 million for five years. We recorded these future payments as goodwill at the present value of $1.9 million, which we calculated using an interest rate of 2.6%. We signed two non-compete agreements totaling $3.0 million with certain shareholders of Litehouse Products, Inc. Additionally, we recorded a distribution agreement with the Litehouse retail stores as an

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

intangible asset at the present value of the estimated fair value of $6.1 million, which we calculated using an interest rate of 2.6%. We are amortizing the non-compete and distribution agreements using the straight-line method over the five year contractual lives.

In November 2003, we purchased substantially all of the distribution assets of Hayward Iberica, S.A., an indirect wholly owned subsidiary of Hayward Pool Products, Inc. (the Iberica Acquisition). Iberica distributed primarily Hayward equipment from two service centers in Madrid and Valencia, Spain. These two service centers are our first locations in Spain and allow us to further our presence in the European market.

We have included the results of operations of the Quebec, SOFI, Mepasa, Litehouse and Iberica Acquisitions in our Consolidated Financial Statements since the respective acquisition dates.

Note 3 - Goodwill and Other Intangible Assets

In October 2005, we performed our annual goodwill impairment test, which requires comparison of our Company’s estimated fair value to the book value, including goodwill. As a result of this test, we believe the goodwill on our balance sheet is not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2003	$112,140
Acquired goodwill	4,728
Purchase price adjustments	672
Goodwill disposal	(12,856)

Balance at December 31, 2004	104,684
Acquired goodwill	37,015
Purchase price adjustments	(2,153)

Balance at December 31, 2005	$139,546

Purchase price adjustments in 2004 represent payment of contingent amounts related to the 2003 Quebec Acquisition. Purchase price adjustments in 2005 represent payment of contingent amounts related to the 2003 Quebec Acquisition and certain adjustments related to the Pool Tech Acquisition.

Other intangible assets consist of the following (in thousands):

	December 31,
	2005	2004
Tradename (indefinite life)	$8,400	$—
Non-compete agreements (5.0 year weighted average useful life)	15,605	15,531
Employee contracts (3.7 year weighted average useful life)	3,600	—
Distribution agreement (5 year useful life)	6,115	6,115

	33,720	21,646
Less accumulated amortization	(10,882)	(9,026)

	$22,838	$12,620

The tradename has an indefinite useful life, and therefore is not subject to amortization. The tradename is subject to periodic impairment testing under FAS 142. The non-compete and distribution agreements have finite useful lives, and as such, we amortize these agreements using the straight-line method over their respective contractual terms. Other intangible amortization expense was $3.9 million in 2005 and $4.0 million in 2004.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2006	$4,817
2007	4,433
2008	3,075
2009	1,585
2010	528

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2005	2004
Receivables:
Trade accounts	$10,462	$10,545
Trade accounts, pledged	98,976	63,702
Vendor rebates	31,450	21,662
Other	5,108	4,818

	145,996	100,727
Less allowance for doubtful accounts	(4,211)	(3,138)

	$141,785	$97,589

Property and equipment:
Land	$1,257	$1,026
Building	1,342	1,342
Leasehold improvements	10,597	7,182
Autos and trucks	880	499
Machinery and equipment	14,632	12,270
Computer equipment	16,156	12,647
Furniture and fixtures	8,488	7,441

	53,352	42,407
Less accumulated depreciation	(27,754)	(23,812)

	$25,598	$18,595

Accrued expenses and other current liabilities:
Salaries, bonuses and profit sharing	$24,022	$17,532
Current deferred tax liability	7,750	9,202
Other	44,873	11,553

	$76,645	$38,287

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

Note 5 - Debt

The components of our long-term debt for the past two years were as follows (in thousands):

	December 31,
	2005	2004
Revolving Line of Credit, variable rate (described below)	$69,100	$50,420
Term loan, variable rate (described below)	60,000	—
Purchase price payments to Litehouse	1,111	1,482
Payments due - non-compete agreements	2,029	3,008
Other	344	—

	132,584	54,910
Less current portion	(1,350)	(1,350)

Total long-term debt	$131,234	$53,560

On December 20, 2005, we amended our unsecured syndicated senior credit facility (the Credit Facility) to provide for additional borrowing capacity. The amended Credit Facility, which matures on December 20, 2010, provides for a $120.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount up to $40.0 million.

At December 31, 2005, there was $69.1 million outstanding and $49.2 million available for borrowing under the Revolver. The average effective interest rate of the Revolver was approximately 4.5% for the year ended December 31, 2005.

Borrowings under the Revolver bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.50%; or

b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.600% to 1.250%, with such spread in each case depending on our leverage ratio.

Borrowings under the Term Loan bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.50%; or

b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.625% to 0.750%, with such spread in each case depending on our leverage ratio.

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

At December 31, 2005, there was $60.0 million outstanding on the Term Loan. The total outstanding balance is classified as long-term since our first scheduled principal payment on the Term Loan is not due until March 31, 2007. The average effective interest rate of the Term Loan was approximately 5.4% for the year ended December 31, 2005.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

In December 2005, we entered into an interest rate swap agreement as a cash flow hedge to reduce our exposure to fluctuations in interest rates on the Term Loan. The swap will be in effect as of June 30, 2006 and will terminate on December 31, 2008.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect subsidiaries. The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. Financial covenants include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy).

In March 2005, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $100.0 million, through March 2006. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our consolidated balance sheet. We employed this arrangement because it provides us with a lower cost form of financing. The Receivables Facility has numerous restrictive covenants, which require that we maintain a minimum average total leverage ratio, fixed charge coverage ratio and minimum net worth ratio. At December 31, 2005, there was $65.7 million outstanding under the Receivables Facility at an average effective interest rate of 4.0%.

As of December 31, 2005, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

We capitalize financing costs we incur related to implementing and amending our debt. These costs are amortized over the contractual life of the related debt. The changes in deferred financing costs are as follows (in thousands):

	2005	2004
Balance at beginning of year	$2,010	$1,527
Financing cost deferred	243	483
Write off fully amortized financing costs	(1,527)	—

Balance at end of year	726	2,010
Less accumulated amortization	(134)	(1,563)

	$592	$447

Note 6 - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. Total comprehensive income for the past three years (in thousands) was:

2005	2004	2003
$ 82,886	$68,540	$52,032

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

Accumulated other comprehensive income as presented on the Consolidated Balance Sheets consists of the following components (in thousands):

	Foreign Currency Translation	Unrealized Gain(Loss) on Interest Rate Swaps	Total
Balance at December 31, 2003	$1,292	$(17)	$1,275
Net change	1,582	17	1,599

Balance at December 31, 2004	2,874	—	2,874
Net change	(836)	101	(735)

Balance at December 31, 2005	$2,038	$101	$2,139

Note 7 - Income Taxes

Income from continuing operations before the provision for income taxes is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2005	2004	2003
United States	$129,573	$104,224	$80,430
Foreign	4,250	5,515	2,927

Total	$133,823	$109,739	$83,357

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Current:
Federal	$49,977	$37,448	$28,140
Foreign	1,896	1,358	945
Other, primarily state	3,100	3,528	3,081

	54,973	42,334	32,166

Deferred:
Federal	(2,844)	793	317
Other, primarily state	(460)	(329)	26

	(3,304)	464	343

Total	$51,669	$42,798	$32,509

We made payments related to income taxes totaling $14.3 million in 2005 and $36.7 million in 2004. We have deferred our third and fourth quarter 2005 estimated federal tax payments as allowed by the Katrina Emergency Tax Relief Act of 2005 (the Act). These payments, which were originally deferred until February 2006 under the Act, will now be due in August 2006, as the Internal Revenue Service has postponed the payment deadline for affected taxpayers.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2005	2004	2003
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	3.61	4.00	4.00

Total effective tax rate	38.61%	39.00%	39.00%

In 2005, we recorded equity earnings in LAC of $1.4 million, net of $0.9 million of income tax expense that is not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax liabilities:
Trade discounts on purchases	$1,887	$3,851
Prepaid expenses	1,171	2,145
Allowance for doubtful accounts	146	165
Accumulated other comprehensive income	1,342	1,843
Other	3,204	1,198

Total current deferred tax liabilities	7,750	9,202

Intangible assets, primarily goodwill	11,775	10,706
Depreciation	—	919
Equity earnings in unconsolidated interests	919	—
Other	1,906	—

Total non-current deferred tax liabilities	14,600	11,625

Total deferred tax liabilities	22,350	20,827

Deferred tax assets:
Product inventories	3,078	2,075
Accrued expenses	843	265
Other	4,056	—

Total current deferred tax assets	7,977	2,340

Leases	751	642
Depreciation	52	—
Other	489	—

Total non-current deferred tax assets	1,292	642

Total deferred tax assets	9,269	2,982

Deferred tax liabilities net of deferred tax assets	$13,081	$17,845

As presented in the Consolidated Statements of Cash Flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision, the change between the deferred income taxes estimated for 2004 and actual deferred income taxes for 2004 and the change in deferred income taxes related to the estimated tax impact of accumulated other comprehensive income.

We reduce federal, state and foreign income taxes payable by the tax benefits associated with the exercise of stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. This benefit, which we record in stockholders’ equity, was $14.1 million in 2005 and $3.9 million in 2004.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

As of December 31, 2005, United States taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

We hold, through our affiliates, cash balances in the countries in which we operate, including significant amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested outside the United States.

Note 8 - Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related earnings per share calculation (in thousands):

	Year Ended December 31,
	2005	2004	2003
Net income	$83,621	$66,941	$50,848

Weighted average common shares outstanding:
Basic	52,445	52,838	53,058
Effect of dilutive securities:
Stock options	3,159	3,276	2,706
Restricted stock awards	19	8	—
Employee stock purchase plan	11	17	9

Diluted	55,634	56,139	55,773

Note 9 - Commitments and Contingencies

We lease facilities for our corporate office, service centers, vehicles and equipment under non-cancelable operating leases that expire in various years through 2026. Most of our leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight-line basis over the minimum lease term. The table below presents rent expense associated with operating leases for the past three years (in thousands):

2005	2004	2003
$ 43,513	$38,513	$34,071

The table below sets forth the approximate future minimum lease payments as of December 31, 2005 related to non-cancelable operating leases with initial terms of one year or more (in thousands):

2006	29,922
2007	24,754
2008	20,253
2009	14,958
2010	10,171
Thereafter	17,122

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

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

Note 10 - Related Party Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space. We amended the lease agreement in May 2005. The amended agreement has a 10 year term and we pay rent of $56,600 per month.

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

In January 2001, we entered into a lease agreement with S&C Development, LLC for a service center in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001, and we pay rent of $12,745 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a service center in Baton Rouge, Louisiana. Kenneth St. Romain is the son of Frank J. St. Romain, who was President and Chief Executive Officer of SCP until January 1999 and was a director of SCP until May 2003. In January 2002, we extended this lease for a second term of five years which commenced on March 1, 2002. We pay rent of $10,340 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a service center in Jackson, Mississippi. The seven year lease term commenced on November 16, 2001, and we pay rent of $8,823 per month for the 20,000 square foot facility.

We believe the leases discussed above reflect fair market rates and are as favorable to us as we could have obtained from unrelated third parties. The table below presents rent expense associated with these leases for the past three years (in thousands):

2005	2004	2003
$ 946	$501	$493

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

Note 11 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which provides benefits for substantially all employees who meet minimum age and length of service requirements. Eligible employees are able to contribute up to 25% of their base compensation, subject to the federal dollar limit. For plan participants, we contribute 50% of employee contributions up to 8% of their base compensation. We also provided a profit-sharing plan whereby, a profit-sharing contribution could be made annually to all eligible employees. Effective January 1, 2005, we eliminated the profit-sharing plan and increased the discretionary company matching contribution for the 401(k) plan to 8% as discussed above.

Effective March 1, 2005, we adopted the Pool Corp Deferred Compensation Plan, a nonqualified deferred compensation plan. The plan allows certain employees who occupy key management positions to defer salary and bonus amounts, and provides a matching contribution similar to that provided under our 401(k) plan to the extent that a participant’s contribution to the 401(k) plan are limited by IRS non-discrimination limitations. The total company matching contribution provided to a participant under the 401(k) plan and the Pool Corp Deferred Compensation Plan combined for any one year shall not exceed 4% of a participant’s salary and bonus.

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions and profit-sharing contributions for the past three years (in thousands):

	2005	2004	2003
Matching contributions 401(k)	$2,244	$1,843	$2,365
Matching contributions deferred compensation plan	77	—	—
Profit-sharing contributions	—	1,280	—

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

Note 12 - Stock Option and Stock Purchase Plans

Stock options represent the right to purchase shares of our common stock in the future at a price that is fixed on the day the options are granted (the grant date).

The table below summarizes our stock option activity for the past three years (in thousands, except weighted average exercise price and fair value):

	2005		2004		2003
	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price	Options	Weighted Average Exercise Price
Outstanding - beginning of year	7,474,859	$7.91	7,270,027	$6.35	6,720,193	$5.36
Granted	526,350	31.52	691,401	21.94	987,638	12.05
Exercised	(1,124,241)	2.95	(421,290)	3.53	(374,191)	2.98
Forfeitures	(80,281)	16.19	(65,279)	11.31	(63,613)	9.79

Outstanding - end of year	6,796,687	10.46	7,474,859	7.91	7,270,027	6.35

Exercisable at end of year	3,643,944	5.62	3,593,055	4.06	3,114,395	3.66

Weighted average fair value of options granted during the year		11.34		9.67		4.97

The table below summarizes information about stock options outstanding and exercisable at December 31, 2005:

	Outstanding Stock Options			Exercisable Stock Options
Range of exercise prices	Shares	Weighted Average Remaining Contractual Life	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 to $ 5.99	2,652,801	3.13 years	$3.19	2,601,160	$3.26
$ 6.00 to $ 11.99	2,167,809	5.97 years	10.07	624,750	9.24
$ 12.00 to $ 17.99	798,526	6.16 years	12.52	323,534	12.72
$ 18.00 to $ 23.99	622,801	8.11 years	21.67	81,750	21.67
$ 24.00 to $ 29.99	36,500	8.51 years	26.68	12,750	26.91
$ 30.00 to $ 34.93	518,250	9.12 years	31.52	—	—

$ 0.00 to $ 34.93	6,796,687	5.72 years	10.46	3,643,944	5.62

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

In May 1998, our stockholders approved the 1998 Stock Option Plan (the 1998 Plan), which authorized the Board to grant stock options, stock appreciation rights, restricted stock and performance awards to employees, agents, consultants or independent contractors. These options generally were exercisable three or more years after the grant date, and they expire ten years after the grant date. In May 2002, the Board suspended the 1998 Plan. Options granted prior to the suspension were not affected by this action.

SCP POOL CORPORATION

Notes to Consolidated Financial Statements (continued)

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. In May 2004, our stockholders approved an amendment to increase the number of shares authorized for issuance under the 2002 Plan from 1,575,000 to 2,700,000 shares. In 2005, we granted 475,350 options under the 2002 Plan. As of December 31, 2005, 767,340 shares were available for grant. Granted options have an exercise price equal to our stock’s market price on the grant date. These options generally may be exercised three or more years after the grant date, and they expire ten years after the grant date. No restricted shares were granted in 2005.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan permits the Board to grant stock options to each non-employee director. No more than 1,350,000 shares may be issued under this plan. In 2005, we granted 51,000 options to the non-employee directors. As of December 31, 2005, 175,896 shares were available for grant. The exercise price of the granted options is equal to our stock’s market price on the grant date. The options generally may be exercised one year after the grant date, and they expire ten years after the grant date.

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

No more than 956,250 shares of our common stock may be issued under this plan. In 2005, we issued 43,538 shares under this plan, and 582,508 shares remained available at December 31, 2005.

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2005				2004
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$265,161	$563,978	$423,729	$299,791	$234,648	$504,177	$362,091	$209,937
Gross profit	71,951	162,681	114,605	83,211	65,032	145,215	104,183	56,404
Net income (loss)	4,753	51,640	27,120	108	4,080	43,595	22,010	(2,744)
Net income (loss) per share:
Basic	$0.09	$0.98	$0.51	$0.00	$0.08	$0.82	$0.42	$(0.05)
Diluted	$0.09	$0.93	$0.49	$0.00	$0.07	$0.77	$0.39	$(0.05)

The sum of diluted earnings per share for each of the quarters may not equal the total diluted earnings per share for the annual period because there is a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2005, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2005, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2005, POOL’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

In October 2005, we acquired Automatic Rain Company through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. In conducting its assessment of internal controls over financial reporting as of December 31, 2005, POOL’s management did not include the internal controls of Horizon Distributors, Inc. which constituted 8% and 14% of total and net assets, respectively, as of December 31, 2005 and 3% of net sales for the year then ended.

The registered public accounting firm that audited the consolidated financial statements included in Item 8 of this Form 10-K has issued an attestation report on management’s assessment of POOL’s internal controls over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of SCP Pool Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that SCP Pool Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). SCP Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Horizon Distributors, Inc. which is included in the 2005 consolidated financial statements of SCP Pool Corporation and constituted 8% and 14% of total and net assets, respectively, as of December 31, 2005 and 3% of net sales for the year then ended. Our audit of internal control over financial reporting of SCP Pool Corporation also did not include an evaluation of the internal control over financial reporting of Horizon Distributors, Inc.

In our opinion, management’s assessment that SCP Pool Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, SCP Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of SCP Pool Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of SCP Pool Corporation and our report dated March 3, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana

March 3, 2006

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors and Executive Officers of the Registrant

Incorporated by reference to POOL’s 2006 Proxy Statement to be filed with the SEC.

Item 11. Executive Compensation

Incorporated by reference to POOL’s 2006 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management

Incorporated by reference to POOL’s 2006 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions

Incorporated by reference to POOL’s 2006 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2006 Proxy Statement to be filed with the SEC.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial

Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to the Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 7, 2006.

SCP POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 7, 2006.

Signature:	Title:

/s/ WILSON B. SEXTON	Chairman of the Board and Director
Wilson B. Sexton

/s/ MANUEL J. PEREZ DE LA MESA	President, Chief Executive Officer and Director
Manuel J. Perez de la Mesa

/s/ MARK W. JOSLIN	Vice President and Chief Financial Officer
Mark W. Joslin

/s/ DONALD L. MEYER	Controller (Principal Accounting Officer) and Assistant Treasurer
Donald L. Meyer

/s/ ANDREW W. CODE	Director
Andrew W. Code

/s/ JAMES J. GAFFNEY	Director
James J. Gaffney

/s/ GEORGE T. HAYMAKER	Director
George T. Haymaker

/s/ HARLAN F. SEYMOUR	Director
Harlan F. Seymour

/s/ ROBERT C. SLEDD	Director
Robert C. Sledd

/s/ JOHN E. STOKELY	Director
John E. Stokely

INDEX TO EXHIBITS

Exhibit Number	Document Description
3.1	Composite Certificate of Incorporation of the Company. (1)

3.2	Composite Bylaws of the Company. (2)

4.1	Form of certificate representing shares of common stock of the Company. (3)

10.1	SCP Pool Corporation 1995 Stock Option Plan. (3) (11)

10.2	Form of Individual Stock Option Agreement under 1995 Stock Option Plan. (3) (11)

10.3	Amended and Restated Non-Employee Directors Equity Incentive Plan (7), as amended by Amendment No. 1. (4) (11)

10.4	SCP Pool Corporation 1998 Stock Option Plan. (5) (11)

10.5	Form of Stock Option Agreement under 1998 Stock Option Plan. (6) (11)

10.6	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan. (4) (11)

10.7	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan. (11) (12)

10.8	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan. (11)(12)

10.9	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool

Supply, Inc. and Manuel J. Perez de la Mesa. (6) (11)

10.10	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and John M. Murphy. (11)(12)

10.11	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook. (11)(12)

10.12	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Christopher W. Wilson. (11)(12)

10.13	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson. (11)(12)

10.14	Compensation of Non-Employee Directors.

10.15	Form of Indemnity Agreement for Directors and Officers. (9) (11)

10.16	Louisiana Tax Equalization Agreement. (9)

10.17	Tax Reimbursement Arrangement. (1) (11)

10.18	Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer. (2)

10.19	Receivables Purchase Agreement dated as of March 27, 2003, among Superior Commerce, LLC, as Seller, SCP Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago) as Agent (2), as amended by amendment dated as of March 25, 2004. (10)

10.20	Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement. (2)

10.21	Credit Agreement dated as of November 2, 2004, among SCP Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Congress Financial Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, as syndication Agent, Hibernia National Bank as Documentation Agent and Wells Fargo Bank Association, as Documentation Agent. (12)

10.22	Subsidiary Guaranty Agreement dated as of November 2, 2004. (12)

10.23	Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior Commerce LLC. (2)

10.24	Asset Exchange Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Les Industries R.P. Inc. and Latham Acquisition Corp. (12)

10.25	Asset Contribution Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Fort Wayne Pools, Inc and Latham Acquisition Corp. (12)

10.26	Subscription and Stockholders’ Agreement, dated as of November 12, 2004, by and among Latham Acquisition Corp., Fort Wayne Pools, Inc., Brockway Moran & Partners Fund II, L.P. and Brockway Moran & Partners II. Co-Invest Fund, L.P (12)

10.27	Lease (Mandeville Service Center) entered into as of October 19, 1999, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement (Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC. (1)

10.28	Lease (Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.(1)

10.29	Form of Stock Option Agreement under the Non-employee Director’s Equity Incentive Plan. (11)(12)

10.30	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005. (13)

10.31	Nonqualified Deferred Compensation Plan Adoption Agreement by an among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005 (13)

10.32	Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005. (13)

10.33	Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005. (14)

10.34	Second Amendment of the Credit Agreement, dated December 20, 2005, among SCP Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent Swingline Lender and Issuing Lender, Congress Financial Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, as syndication Agent, Hibernia National Bank and Wells Fargo Bank Association as Co-Documentation Agents and Regions Bank.

14	Code of Business Conduct and Ethics for Directors, Officers and Employees. (8)

21.1	Subsidiaries of the registrant.

23.1	Consent of Ernst & Young LLP.

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2004.
(2)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2003.
(3)	Incorporated by reference to the Company’s Registration Statement No. 33-92738.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2002.
(5)	Incorporated by reference to the Company’s Definitive Proxy Statement on Schedule 14A, filed April 8, 1998.
(6)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998
(7)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001.
(8)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.
(9)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2004.
(10)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2004.
(11)	Management contract or compensatory plan or arrangement.
(12)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004.
(13)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended March 31, 2005.
(14)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the period ended September 30, 2005.