Form 10-Q
period 2006-03-31
SCP POOL CORP
filed 2006-05-05
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

(985) 892-5521
(Registrant’s telephone number, including area code )

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer ☒           Accelerated Filer ☐           Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

At April 24, 2006, there were 52,943,968 outstanding shares of the registrant’s common stock, $.001 par value per share.

SCP POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2006

INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

SCP POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2006	2005
		(As Adjusted
		- See Note 5)

Net sales	$348,556	$265,161
Cost of sales	250,508	193,210

Gross profit	98,048	71,951

Selling and administrative expenses	83,026	61,695

Operating income	15,022	10,256

Interest expense, net	2,851	1,080

Income before income taxes and equity losses	12,171	9,176
Provision for income taxes	4,699	3,592
Equity losses in unconsolidated investments	(1,050)	(1,482)

Net income	$6,422	$4,102

Earnings per share:
Basic	$0.12	$0.08

Diluted	$0.12	$0.07

Weighted average shares outstanding:
Basic	52,593	52,273

Diluted	55,443	55,477

Cash dividends declared per common share	$0.09	$0.07

        The accompanying Notes are an integral part of the Consolidated Financial Statements

SCP POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2006	2005	2005
		(As Adjusted	(As Adjusted
		- See Note 5)	- See Note 5)

Assets
Current assets:
Cash and cash equivalents	$5,964	$14,565	$26,866
Receivables, net	42,988	33,646	42,809
Receivables pledged under receivables facility	168,590	130,861	98,976
Product inventories, net	406,310	281,267	330,575
Prepaid expenses	5,193	3,841	5,190
Deferred income taxes	3,970	2,570	7,977

Total current assets	633,015	466,750	512,393

Property and equipment, net	27,884	20,087	25,598
Goodwill	142,177	104,687	139,546
Other intangible assets, net	18,955	11,723	22,838
Equity interest investments	28,182	17,134	29,907
Other assets, net	15,413	10,570	15,098

Total assets	$865,626	$630,951	$745,380

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$267,296	$219,290	$174,170
Accrued and other current liabilities	51,827	23,038	76,645
Short-term financing	80,275	57,665	65,657
Current portion of other long-term liabilities	2,100	1,350	1,350

Total current liabilities	401,498	301,343	317,822

Deferred income taxes	12,786	11,624	14,600
Long-term debt	155,163	82,914	129,100
Other long-term liabilities	2,174	3,116	2,134

Total liabilities	571,621	398,997	463,656

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
52,880,856, 52,482,002 and 52,414,883 shares issued and outstanding
at March 31, 2006, March 31, 2005 and December 31, 2005, respectively	52	52	52
Additional paid-in capital	133,860	102,409	119,770
Retained earnings	157,370	126,716	160,684
Treasury stock	--	(45)	(921)
Accumulated other comprehensive income	2,723	2,822	2,139

Total stockholders' equity	294,005	231,954	281,724

Total liabilities and stockholders' equity	$865,626	$630,951	$745,380

        The accompanying Notes are an integral part of the Consolidated Financial Statements.

SCP POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2006	2005
		(As Adjusted
		- See Note 5)

Operating activities
Net income	$6,422	$4,102
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	1,860	1,216
Amortization	1,328	937
Share-based compensation	2,145	1,385
Excess tax benefits from share-based compensation	(8,236)	(4,261)
Equity losses in unconsolidated investments	1,725	1,482
Other	(1,578)	(741)
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(69,638)	(66,706)
Product inventories	(76,348)	(85,750)
Accounts payable	93,145	106,176
Other current assets and liabilities	(11,484)	(8,807)

Net cash used in operating activities	(60,659)	(50,967)

Investing activities
Acquisition of businesses, net of cash acquired	(1,446)	(2)
Purchase of property and equipment, net of sale proceeds	(3,408)	(2,772)

Net cash used in investing activities	(4,854)	(2,774)

Financing activities
Proceeds from revolving line of credit	71,213	77,378
Payments on revolving line of credit	(44,400)	(44,884)
Proceeds from asset-backed financing	23,622	19,835
Payments on asset-backed financing	(9,004)	(4,765)
Payments on other long-term debt	(23)	(23)
Payments of deferred financing costs	(18)	(11)
Payments of capital lease obligations	(257)	--
Excess tax benefits from share-based compensation	8,236	4,261
Issuance of common stock under stock option plans	3,709	1,495
Payment of cash dividends	(4,750)	(3,672)
Purchase of treasury stock	(4,071)	(3,024)

Net cash provided by financing activities	44,257	46,590

Effect of exchange rate changes on cash	354	(46)

Change in cash and cash equivalents	(20,902)	(7,197)
Cash and cash equivalents at beginning of period	26,866	21,762

Cash and cash equivalents at end of period	$5,964	$14,565

        The accompanying Notes are an integral part of the Consolidated Financial Statements

SCP POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

SCP Pool Corporation (the Company, which may be referred to as POOL, we, us or our) prepared the unaudited interim consolidated financial statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2005 Annual Report on Form 10-K. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in our Annual Report. The results for the three month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2006.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payments. We have selected a Black-Scholes-Merton option valuation model for estimating the grant date fair value of share-based payments under SFAS 123(R) and we have elected to use the modified-retrospective transition method. We have adjusted all prior period financial statements to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123, as corrected for immaterial amounts of compensation cost associated with our employee stock purchase plan. Please see Note 5 for additional information.

Reclassifications

We have reclassified the payment of deferred financing costs and the related non-cash amortization of these amounts in our 2005 Condensed Consolidated Statements of Cash Flows to conform to the 2006 presentation. The non-cash amortization was reclassed within the operating activities section to the amortization line item. Additionally, deferred financing costs have been reclassified as a use of cash from financing activities. Previously, we classified these amounts as a change in prepaid and other assets. These reclassifications had no effect on net income or earnings per share as previously reported.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock and option awards.

SCP POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended March 31,
	2006	2005

Net income	$6,422	$4,102

Weighted average common shares outstanding:
Basic	52,593	52,273
Effect of dilutive securities:
Stock options	2,818	3,183
Restricted stock awards	30	20
Employee stock purchase plan	2	1

Diluted	55,443	55,477

Basic earnings per share	$0.12	$0.08

Diluted earnings per share	$0.12	$0.07

Note 3 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. Comprehensive income was $6.6 million and $4.1 million for the three months ended March 31, 2006 and March 31, 2005, respectively.

Note 4 – Acquisitions

As discussed in Note 2 of our Annual Report on Form 10-K, in October 2005 we acquired Automatic Rain Company through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. (Horizon). The purchase price for the issued and outstanding stock of Automatic Rain Company was approximately $87.1 million in cash, which included approximately $1.4 million in working capital adjustments that were recorded as of December 31, 2005, and paid in the first quarter of 2006.

During the first quarter of 2006, we made a purchase price allocation adjustment that lowered the estimated fair value of non-compete provisions within the employment contracts of certain members of Horizon’s management team. This adjustment resulted in changes to the following acquisition related balances:

	March 31,	December 31,
(in thousands)	2006	2005
Goodwill	$35,630	$33,030
Employment contracts	1,000	3,600

We are amortizing the fair value of the employment contracts using the straight-line method over the three year estimated useful lives.

The purchase price allocations for our acquisition of Automatic Rain Company have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. We expect to finalize the allocations by the third quarter of 2006.

SCP POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5 — Share-Based Compensation

As discussed in Note 1, we adopted SFAS 123(R) on January 1, 2006 using a Black-Scholes-Merton option valuation model and the modified retrospective transition method. Prior to January 1, 2006, we accounted for stock option awards under the intrinsic value method prescribed by APB 25, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Accordingly, we did not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. The impact of the adoption of SFAS 123(R) is summarized below.

We award stock options and restricted stock to our employees and non-employee directors under our stock option plans.

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

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. In May 2004, our stockholders approved an amendment to increase the number of shares authorized for issuance under the 2002 Plan from 1,575,000 to 2,700,000 shares. Granted options have an exercise price equal to our stock’s market price on the grant date. These options generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the options vest three years from the grant date and the remainder vest five years from the grant date. These options expire ten years from the grant date.

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

SCP POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following is a summary of the stock option activity under our stock option plans for the three months ended March 31, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Balance, December 31, 2005	6,796,687	$10.46

Granted (at market price)	591,650	38.80
Exercised	556,181	5.16
Forfeited	8,126	20.79

Balance, March 31, 2006	6,824,030	$13.34	6.03	$229,082,687

Exercisable, March 31, 2006	4,224,774	$6.96	4.26	$168,779,721

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Three Months Ended March 31,
(In thousands, except share data)	2006	2005
Options exercised	556,181	367,266
Cash proceeds	$2,872	$731
Intrinsic value of options exercised	25,175	12,071
Tax benefits realized	8,611	4,423

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Three Months Ended March 31,
(Weighted average)	2006		2005
Expected volatility	29.4%		30.3%
Expected term	6.0	years	7.0	years
Risk-free interest rate	4.30%		4.22%
Expected dividend yield	1.0%		1.0%

We calculated expected volatility over the expected term of the awards based on our historical volatility using weekly price observations. We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

The weighted-average grant date fair value of options granted during the three months ended March 31, 2006 and March 31, 2005 was $13.21 and $11.34, respectively. For purposes of recognizing share-based compensation expense, the estimated fair value of employee stock options is ratably expensed over the options’ vesting period. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method.

SCP POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following is a summary of the restricted stock awards activity under our stock option plans for the three months ended March 31 2006:

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
	Shares	Term (years)	Value
Balance, December 31, 2005	52,400

Granted (at market price)	--
Vested	--
Forfeited	--

Balance, March 31, 2006	52,400	7.56	$2,458,084

Vested, March 31, 2006	2,500	8.36	$117,275

The restricted stock awards generally vest five years from the grant date, and expire ten years from the grant date. At March 31, 2006, the unamortized compensation expense related to the restricted stock awards totaled $0.6 million, which will be recognized over a weighted average period of 2.7 years.

Prior to the adoption of SFAS 123(R), we recorded restricted stock awards as unearned compensation, a reduction of stockholders’ equity, based on the quoted fair market value of our common stock on the date of grant. We adjusted the common stock balances on the date of grant to reflect the issuance of the restricted stock awards. We recorded compensation expense ratably over the vesting period with an offsetting credit to the unearned compensation balance. Under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. As such, SFAS 123(R) requires that we eliminate the unearned compensation balance upon adoption and that we recognize compensation cost over the requisite service period with an offsetting credit to additional paid-in capital.

SCP POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The impact of the adoption of SFAS 123(R) on our Consolidated Statements of Income and Consolidated Statements of Cash Flows is as follows (in thousands, except per share date):

	Three Months Ended March 31,
	2006			2005
	Without	SFAS		Without	SFAS
	SFAS	123(R)		SFAS	123
	123(R)	Impact	As Reported	123	Impact	As Adjusted
Income before income taxes and equity losses	$14,236	$(2,065)	$12,171	$10,221	$(1,045)	$9,176
Provision for income taxes	5,496	(797)	4,699	3,986	(394)	3,592
Net income	7,690	(1,268)	6,422	4,753	(651)	4,102

Basic earnings per share	$0.15	$(0.03)	$0.12	$0.09	$(0.01)	$0.08
Diluted earnings per share	$0.14	$(0.02)	$0.12	$0.09	$(0.02)	$0.07

Net cash used in operating activities	$(61,034)	$375	$(60,659)	$(51,128)	$161	$(50,967)
Net cash provided by financing activities	44,632	(375)	44,257	46,751	(161)	46,590

The impact of the adoption of SFAS 123(R) on our Consolidated Balance Sheet at December 31, 2005 is as follows (in thousands):

	Without
	SFAS 123	SFAS 123	As
	Impact	Impact	Adjusted
Deferred income taxes (included in Other assets, net)	$6,354	$8,744	$15,098
Additional paid-in capital	96,051	23,719	119,770
Retained earnings	176,362	(15,678)	160,684
Unearned compensation	(703)	703	--

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

No more than 956,250 shares of our common stock may be issued under this plan. We did not award any shares under this plan during the three months ended March 31, 2006 or March 31, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K.

OVERVIEW

Financial Results

Net sales grew 31% to $348.6 million in the first quarter of 2006 compared to $265.2 million in 2005.  Base business sales growth of 15% contributed $39.0 million to the increase with the remaining increase attributable to acquired and new service centers, including the Horizon business acquired in October 2005. In the first quarter of 2006, net sales benefited from mild weather which included the warmest January on record.

Our base business sales growth continues to reflect the growth in the installed base of swimming pools, our execution of sales and service programs that we offer to our customers, growth in complementary product sales and passing on inflationary price increases. In the first quarter of 2006, complementary product sales grew 36% compared to the same period in 2005.

Our gross profit as a percent of net sales (gross margin) increased 100 basis points to 28.1% in the first quarter of 2006 from 27.1% in the first quarter of 2005. This increase is attributable primarily to the benefits achieved through our supply chain management initiatives, including the benefit of our inventory purchases in the fourth quarter of 2005.

Our operating income increased 46% to $15.0 million in the first quarter of 2006 due primarily to the growth in sales. Net income increased 57% compared to the same period in 2005 and included $1.1 million of net equity losses from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Our inventory levels increased 44% to $406.3 million as of March 31, 2006, compared to March 31, 2005, due to our large buy-in of inventory on favorable terms, the Horizon acquisition and our increased level of business. As a result of this increase, our inventory turns have slowed to 4.0 times as of March 31, 2006 from 4.4 times as of March 31, 2005. However, our inventory quality remains high as measured by the percent of inventory in our fastest-turning inventory classes. Our slowest moving class of inventory as a percentage of total inventory decreased to 1.4% at March 31, 2006 from 1.6% at March 31, 2005.

Consistent with the increase in net sales, accounts receivable increased $47.1 million to $211.6 million at March 31, 2006 from $164.5 million at March 31, 2005. Days sales outstanding (DSO) remained consistent between periods at 34.0 days at March 31, 2006 compared to 33.4 days at March 31, 2005. We continue to maintain a healthy current ratio, which was up slightly to 1.6 as of March 31, 2006 compared to 1.5 as of March 31, 2005.

Our seasonal use of cash in operations increased 19% to $60.7 million in the first quarter of 2006 compared to $51.0 million in the same period of 2005.

Outlook

The mild weather that helped propel first quarter results is not expected to carry through the peak season, where we believe growth will be more moderate than in the first quarter. We still expect that 2006 earnings per share will be in the range of $1.70 to $1.75 per diluted share, including an expected $0.08 impact from stock option expensing.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed in Part II — Item 1A. “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995".

RESULTS OF OPERATIONS

As of March 31, 2006, we conducted operations through 252 service centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2006	2005
Net sales	100.0%	100.0
Cost of sales	71.9	72.9

Gross profit	28.1	27.1
Selling and administrative expenses	23.8	23.3

Operating income	4.3	3.9
Interest expense, net	0.8	0.4

Income before income taxes and equity losses	3.5	3.5

Note:  Due to rounding, percentages may not add to operating income or income before income taxes and equity losses.

The following discussion of consolidated operating results includes the operating results from acquisitions in 2005 and 2004. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following service centers from base business for 15 months:

•	acquired service centers;
•	service centers divested or consolidated with acquired service centers; and
•	new service centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired service centers on the basis of acquired service center net sales as a percentage of total net sales.

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

(Unaudited)	Base Business		Acquired		Total
(In thousands)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2006	2005	2006	2005	2006	2005
Net sales	$302,186	$263,210	$46,370	$1,951	$348,556	$265,161

Gross profit	85,231	71,366	12,817	585	98,048	71,951
Gross margin	28.2%	27.1%	27.6%	30.0%	28.1%	27.1%

Selling and operating expenses	69,589	60,293	13,437	1,402	83,026	61,695
Expenses as a % of net sales	23.0%	22.9%	29.0%	71.9%	23.8%	23.3%

Operating income (loss)	15,642	11,073	(620)	(817)	15,022	10,256
Operating income (loss) margin	5.2%	4.2%	(1.3)%	(41.9)%	4.3%	3.9%

For purposes of comparing operating results for the three months ended March 31, 2006 to the three months ended March 31, 2005, 204 service centers were included in the base business calculations and 48 service centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of service center acquisitions in the table above includes the operations of the following:

Acquired	Acquisition Date	Period Excluded (1)
B&B s.r.l. (Busatta)	October 2005	January - March 2006
Direct Replacements, Inc.	October 2005	January - March 2006
Horizon Distributors, Inc.	October 2005	January - March 2006
Pool Tech Distributors, Inc.	December 2004	January - February 2006 and 2005

(1)	After 15 months of operations, we include acquired service centers in the base business calculation including the comparative prior year period.

Net Sales

	Three Months Ended March 31,
(in millions)	2006	2005	Change
Net sales	$348.6	$265.2	$83.4 31%

Base business sales growth was 15% in the first quarter of 2006. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	the continued successful execution of our sales, marketing and service programs;
•	mild winter weather throughout most of North America during the first quarter of 2006;
•	price increases, which were passed through the supply chain; and
•	36% growth in complementary product sales.

The remaining increase in net sales is attributable to acquired and new service centers. Including Horizon’s first quarter 2006 sales, complementary products sales grew over 192% over the first quarter of 2005 and accounted for 23% of total net sales.

Gross Profit

	Three Months Ended March 31,
(in millions)	2006	2005	Change
Gross profit	$98.0	$72.0	$26.0 36%
Gross margin	28.1%	27.1%	1.0%

Gross margin increased 100 basis points between periods due primarily to the benefits achieved through our supply chain management initiatives, including the benefit of our inventory purchases in the fourth quarter of 2005. This increase also reflects a small shift in product mix to our higher margin products and a slight improvement in chemical gross margins compared to the first quarter of 2005.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2006	2005	Change
Operating expenses	$83.0	$61.7	$21.3 35%
Operating expenses as a percent of net sales	23.8%	23.3%	0.5%

Operating expenses as a percent of net sales increased 50 basis points from the first quarter of 2005 due primarily to the addition of Horizon’s operating expenses, which includes amortization expense related to the Horizon acquisition. Base business operating expenses were 15% higher in the first quarter of 2006 compared to the same period in 2005 and consistent as a percentage of sales. The increase in base business operating expenses included higher share-based compensation costs due to accelerated expense for options issued to retirement eligible employees. Total operating expenses also increased due to start-up costs for newly opened service centers, of which half were base business. We opened eight service centers in the first quarter of 2006 compared to only two service centers in the first quarter of 2005.

Interest Expense

Interest expense increased $1.8 million between periods due to a 96% increase in the average debt outstanding compared to the first quarter of 2005 and an increase in the effective interest rate to 5.3% in 2006 from 3.7% in 2005.

Income Taxes

The increase in income taxes is due to the $3.0 million increase in income before income taxes and equity losses. Our effective income tax rate decreased from 39.0% at March 31, 2005 to 38.6% at March 31, 2006 due to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share

Net income increased 57% to $6.4 million in the first quarter of 2006 from $4.1 million in the first quarter of 2005. This amount included $1.1 million of net equity losses from our investment in LAC. Diluted earnings per share increased 71% to $0.12 per share in the first quarter of 2006 compared to $0.07 per share in the first quarter of 2005.

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

The following table presents certain unaudited quarterly data for the first quarter of 2006, the four quarters of 2005 and the second, third and fourth quarters of 2004. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2006	2005(1)				2004(1)
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$348,556	$299,791	$423,729	$563,978	$265,161	$209,937	$362,091	$504,177
Gross profit	98,048	83,211	114,605	162,681	71,951	56,404	104,183	145,215
Operating income (loss)	15,022	2,288	41,431	81,389	10,256	(5,013)	35,908	70,910
Net income (loss)	6,422	(876)	26,521	50,709	4,102	(3,656)	21,360	42,444

Balance Sheet Data
Total receivables, net	$211,578	$141,785	$152,037	$231,736	$164,507	$97,589	$130,360	$197,683
Product inventories, net	406,310	330,575	197,135	247,350	281,267	195,787	167,024	219,711
Accounts payable	267,296	174,170	99,920	165,872	219,290	113,114	76,454	144,029
Total debt	239,712	198,241	86,922	174,743	145,045	97,505	102,197	161,766

_________________

(1)

As adjusted to reflect the impact of share-based compensation expense related to the adoption of SFAS 123(R) using the modified retrospective transition method. For additional information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q.

In the fourth quarter of 2005 and first quarter of 2006, our results of operations include the Horizon business acquired in October 2005. We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired service centers. We attempt to open new service centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

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

In the first quarter of 2006, our sales benefited from unseasonably warm weather across most of North America including our northern markets.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions. The same principle applies for funds used for share repurchases and capital expenditures. Our priorities for the use of cash are as follows:

•	maintenance and new service center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows from continuing operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Operating activities	$(60,659)	$(50,967)
Investing activities	(4,854)	(2,774)
Financing activities	44,257	46,590

As usual for this time of year, we used cash in operations during the first quarter of 2006 to build working capital ahead of the peak selling season. Additionally, we continue to benefit from the deferral of our estimated federal tax payments due to the provisions of hurricane tax relief offered by the Internal Revenue Service.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility), which matures on December 20, 2010, provides for a $120.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit. The aggregate maximum principal amount of the commitments under the Credit Facility may be increased from time to time by a total amount up to $40.0 million.

At March 31, 2006, there was $95.9 million outstanding and $22.4 million available for borrowing under the Revolver. The average effective interest rate on the Revolver was approximately 5.3% for the three months ended March 31, 2006.

At March 31, 2006, there was $60.0 million outstanding under the Term Loan. Since our first scheduled principal payment on the Term Loan of $750,000 is due on March 31, 2007, this amount is classified as current as of March 31, 2006. The average effective interest rate of the Term Loan was approximately 5.3% for the three months ended March 31, 2006.

Our obligations under the Credit Facility are guaranteed by certain of our existing and future domestic subsidiaries. The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. For additional information regarding the Credit Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in our 2005 Annual Report on Form 10-K.

In March 2006, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2007. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheet. We continue to employ this arrangement because it provides us with a lower cost form of financing. At March 31, 2006, there was $80.3 million outstanding under the Receivables Facility at an average effective interest rate of 5.2%.

As of March 31, 2006, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

On April 24, 2006, $50.0 million remained available under the authorization of our Board of Directors for future share repurchases. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

In the third quarter of 2006, our cash flows will be negatively impacted by payment of our estimated federal tax payments that have been deferred until August 2006 as allowed by the Katrina Emergency Tax Relief Act of 2005. These estimated payments include our third and fourth quarter 2005 payments as well as our first and second quarter 2006 payments.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States. (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

•	those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and
•	those for which changes in the estimate or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2005. We have not changed these policies from those previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2005.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

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

Item 1A. Risk Factors

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

Weather is the principal external factor affecting our business. For example, unseasonably late warming trends can decrease the length of the pool season and unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. For a discussion regarding seasonality and weather, see Part I – Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Seasonality and Quarterly Fluctuations.”

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

We have experienced substantial sales growth in recent years through acquisitions and new service center openings that have increased our size, scope and geographic distribution. Since 2001, we have opened 29 new service centers and have completed 13 acquisitions including our acquisition of Horizon in October 2005. These acquisitions have added 93 service centers, net of service center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2006.

Issuer Purchases of Equity Securities

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares purchased(2)	paid per share	publicly announced plan(1)	purchased under the plan
January 1-31, 2006	--	$--	--	$50,000,000
February 1-28, 2006	93,189	$43.61	--	$50,000,000
March 1-31, 2006	170	$44.00	--	$50,000,000

(1)	In July 2002, our Board of Directors (our Board) authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, when approximately $17.6 million of the amount authorized remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million. In November 2005, when approximately $3.2 million of the amount authorized remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million, all of which remained available as of April 24, 2006.

(2)	Represents shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our 1995 and 1998 Stock Option Plans.

Item 6. Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 25.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 5, 2006.

SCP POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
Filed with
		this			Date
No.	Description	Form 10-Q	Form	File No.	Filed
3.1	Composite Certificate of Incorporation of the Company.		10-Q	000-26640	7/30/2004

3.2	Composite Bylaws of the Company.		10-Q	000-26640	4/30/2003

4.1	Form of certificate representing shares of common stock of the Company.		S-3	33-92738

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a),	X
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a),	X
as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350,	X
as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002