Form 10-Q
period 2006-06-30
POOL CORP
filed 2006-08-09
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 0-26640

POOL CORPORATION

(Exact name of Registrant as specified in its charter)

Delaware	0-26640	36-3943363
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

109 Northpark Boulevard, Covington, Louisiana      70433-5001
    (Address of Principal Executive Offices)                  (Zip Code)

Registrant’s telephone number, including area code      (985) 892-5521

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

At August 2, 2006, there were 51,825,352 outstanding shares of the registrant’s common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2006

INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(As Adjusted -		(As Adjusted -
		See Note 5)		See Note 5)

Net sales	$705,703	$563,978	$1,054,259	$829,139
Cost of sales	496,703	401,297	747,211	594,507

Gross profit	209,000	162,681	307,048	234,632

Selling and administrative expenses	105,662	81,292	188,688	142,987

Operating income	103,338	81,389	118,360	91,645

Interest expense, net	3,856	1,905	6,707	2,985

Income before income taxes and equity earnings (loss)	99,482	79,484	111,653	88,660
Provision for income taxes	38,410	30,717	43,109	34,309
Equity earnings (loss) in unconsolidated investments	1,038	1,942	(12)	460

Net income	$62,110	$50,709	$68,532	$54,811

Earnings per share:
Basic	$1.18	$0.97	$1.30	$1.05

Diluted	$1.12	$0.91	$1.23	$0.99

Weighted average shares outstanding:
Basic	52,608	52,491	52,602	52,383

Diluted	55,544	55,782	55,499	55,633

Cash dividends declared per common share	$0.105	$0.090	$0.195	$0.160

        The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2006	2005	2005
		(As Adjusted -	(As Adjusted -
		See Note 5)	See Note 5)

Assets
Current assets:
Cash and cash equivalents	$32,507	$36,652	$26,866
Receivables, net	76,407	59,540	42,809
Receivables pledged under receivables facility	219,315	172,196	98,976
Product inventories, net	367,096	247,350	330,575
Prepaid expenses	8,493	4,466	5,190
Deferred income taxes	4,004	4,395	7,977

Total current assets	$707,822	$524,599	$512,393

Property and equipment, net	30,289	21,761	25,598
Goodwill	142,177	104,602	139,546
Other intangible assets, net	17,933	10,826	22,838
Equity interest investments	29,882	20,197	29,907
Other assets, net	12,561	10,833	15,098

Total assets	$940,664	$692,818	$745,380

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$207,727	$165,872	$174,170
Accrued and other current liabilities	101,300	57,997	76,645
Short-term financing	150,000	100,000	65,657
Current portion of other long-term liabilities	2,850	1,350	1,350

Total current liabilities	$461,877	$325,219	$317,822

Deferred income taxes	14,048	13,123	14,600
Long-term debt	151,500	70,191	129,100
Other long-term liabilities	2,268	3,202	2,134

Total liabilities	$629,693	$411,735	$463,656

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
51,964,383, 52,604,237 and 52,414,883 shares issued and outstanding
at June 30, 2006, June 30, 2005 and December 31, 2005, respectively	51	52	52
Additional paid-in capital	137,654	106,046	119,770
Retained earnings	169,589	172,695	160,684
Treasury stock	--	(93)	(921)
Accumulated other comprehensive income	3,677	2,383	2,139

Total stockholders' equity	$310,971	$281,083	$281,724

Total liabilities and stockholders' equity	$940,664	$692,818	$745,380

        The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2006	2005
		(As Adjusted -
		See Note 5)

Operating activities
Net income	$68,532	$54,811
Adjustments to reconcile net income
to net cash used in operating activities:
Depreciation	3,833	2,444
Amortization	2,398	1,868
Share-based compensation	4,007	3,007
Excess tax benefits from share-based compensation	(9,363)	(5,554)
Equity losses (earnings) in unconsolidated investments	25	(460)
Other	99	(865)
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(153,883)	(134,018)
Product inventories	(37,531)	(52,530)
Accounts payable	33,541	52,758
Other current assets and liabilities	39,137	27,531

Net cash used in operating activities	(49,205)	(51,008)

Investing activities
Acquisition of businesses, net of cash acquired	(1,446)	(3)
Equity interest investment	--	(1,121)
Purchase of property and equipment, net of sale proceeds	(7,723)	(5,575)

Net cash used in investing activities	(9,169)	(6,699)

Financing activities
Proceeds from revolving line of credit	177,038	147,238
Payments on revolving line of credit	(153,138)	(127,467)
Proceeds from asset-backed financing	93,347	62,170
Payments on asset-backed financing	(9,004)	(4,765)
Payments on other long-term debt	(47)	(47)
Payments of deferred financing costs	(18)	(11)
Payments of capital lease obligations	(257)	--
Excess tax benefits from share-based compensation	9,363	5,554
Issuance of common stock under stock option plans	4,513	1,885
Payment of cash dividends	(10,290)	(8,401)
Purchase of treasury stock	(48,423)	(3,072)

Net cash provided by financing activities	63,084	73,084

Effect of exchange rate changes on cash	931	(487)

Change in cash and cash equivalents	5,641	14,890
Cash and cash equivalents at beginning of period	26,866	21,762

Cash and cash equivalents at end of period	$32,507	$36,652

        The accompanying Notes are an integral part of the Consolidated Financial Statements

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

A description of our significant accounting policies is included in our 2005 Annual Report on Form 10-K. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in our Annual Report. The results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2006.

On January 1, 2006, we adopted Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payments. We have selected a Black-Scholes-Merton option valuation model for estimating the grant date fair value of share-based payments under SFAS 123(R) and we have elected to use the modified-retrospective transition method. We have adjusted all prior period financial statements to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123, Accounting for Stock-Based Compensation as corrected for immaterial amounts of compensation cost associated with our employee stock purchase plan. Please see Note 5 for additional information.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition in accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial position and results of operations.

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

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Net income	$62,110	$50,709	$68,532	$54,811

Weighted average common shares outstanding:
Basic	52,608	52,491	52,602	52,383
Effect of dilutive securities:
Stock options	2,901	3,265	2,860	3,224
Restricted stock awards	32	23	31	21
Employee stock purchase plan	3	3	6	5

Diluted	55,544	55,782	55,499	55,633

Basic earnings per share	$1.18	$0.97	$1.30	$1.05

Diluted earnings per share	$1.12	$0.91	$1.23	$0.99

Note 3 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. Comprehensive income was $63.1 million and $50.3 million for the three months ended June 30, 2006 and June 30, 2005, respectively and $70.1 million and $54.3 million for the six months ended June 30, 2006 and June 30, 2005, respectively.

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

During the first quarter of 2006, we made a purchase price allocation adjustment that lowered the estimated fair value of non-compete provisions within the employment contracts of certain members of Horizon’s management team. We have completed preliminary purchase price allocations for our acquisition of Automatic Rain Company, subject to adjustment should new or additional facts about the business become known. We expect to finalize the allocations by the third quarter of 2006.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5 — Share-Based Compensation

As discussed in Note 1, we adopted SFAS 123(R) on January 1, 2006 using a Black-Scholes-Merton option valuation model and the modified retrospective transition method. Prior to January 1, 2006, we accounted for stock option awards under the intrinsic value method prescribed by APB 25, as permitted by SFAS 123. Accordingly, we did not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. The impact of the adoption of SFAS 123(R), including adjustments to all prior period financial statements presented, is summarized below.

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

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following is a summary of the stock option activity under our stock option plans for the six months ended June 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Balance, December 31, 2005	6,796,687	$10.46

Granted (at market price)	597,150	38.86
Exercised	684,674	5.37
Forfeited	18,435	25.77

Balance, June 30, 2006	6,690,728	$13.47	5.44	$201,776,865

Exercisable, June 30, 2006	4,096,331	$6.98	4.02	$150,127,616

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Six Months Ended June 30,
(In thousands, except share data)	2006	2005
Options exercised	684,674	490,886
Cash proceeds	$3,677	$1,335
Intrinsic value of options exercised	$25,600	$14,862
Tax benefits realized	$9,884	$5,828

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Six Months Ended June 30,
(Weighted average)	2006		2005
Expected volatility	30.8%		30.3%
Expected term	6.0	years	7.0	years
Risk-free interest rate	4.33%		4.22%
Expected dividend yield	1.0%		1.0%

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

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 and June 30, 2005 was $13.26 and $11.34, respectively. For purposes of recognizing share-based compensation expense, the estimated fair value of employee stock options is ratably expensed over the options’ vesting period. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following is a summary of the restricted stock awards activity under our stock option plans for the six months ended June 30, 2006:

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
	Shares	Term (years)	Value
Balance, December 31, 2005	52,400

Granted (at market price)	--
Vested	--
Forfeited	--

Balance, June 30, 2006	52,400	7.32	$2,286,212

Vested, June 30, 2006	2,500	8.12	$109,075

The restricted stock awards generally vest five years from the grant date, and expire ten years from the grant date. At June 30, 2006, the unamortized compensation expense related to the restricted stock awards totaled $0.6 million, which will be recognized over a weighted average period of 2.4 years.

Prior to the adoption of SFAS 123(R), we recorded restricted stock awards as unearned compensation, a reduction of stockholders’ equity, based on the quoted fair market value of our common stock on the date of grant. We adjusted the common stock balances on the date of grant to reflect the issuance of the restricted stock awards. We recorded compensation expense ratably over the vesting period with an offsetting credit to the unearned compensation balance. Under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. As such, we eliminated the unearned compensation balance upon adoption and we recognize compensation cost over the requisite service period with an offsetting credit to additional paid-in capital.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The impact of the adoption of SFAS 123(R) on our Consolidated Statements of Income and Consolidated Statements of Cash Flows is as follows (in thousands, except per share date):

	Six Months Ended June 30,
	2006	2005
	Increase/	Increase/
	(decrease)	(decrease)

Income before income taxes and equity earnings (loss)	$(3,862)	$(2,451)
Provision for income taxes	(1,379)	(869)
Net income	(2,483)	(1,582)

Basic earnings per share	$(0.05)	$(0.03)
Diluted earnings per share	$(0.04)	$(0.02)

Net cash used in operating activities	$520	$632
Net cash provided by financing activities	(520)	(632)

The impact of the adoption of SFAS 123(R) on our Consolidated Balance Sheet at December 31, 2005 is as follows (in thousands):

Increase/
(decrease)

Deferred income taxes (included in Other assets, net)	$8,744
Additional paid-in capital	23,719
Retained earnings	(15,678)
Unearned compensation	703

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

No more than 956,250 shares of our common stock may be issued under this plan. We awarded 31,131 shares under this plan during the six months ended June 30, 2006 and 22,707 shares under this plan during the six months ended June 30, 2005. Share-based compensation expense related to the Employee Stock Purchase Plan was $0.3 million for the six months ended June 30, 2006 and $0.2 million for the six months ended June 30, 2005. The grant date fair value for the purchase period ended June 30, 2006 was $9.52 per share and $6.62 per share for the purchase period ended June 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K.

OVERVIEW

Financial Results

Net sales grew 25% to $705.7 million in the second quarter of 2006 compared to $564.0 million in 2005.  Base business sales growth of 13% contributed $70.5 million to the increase with the remaining increase attributable to acquired and new sales centers, including the Horizon business acquired in October 2005.

Our base business sales growth continues to reflect the growth in the installed base of swimming pools, our execution of sales, marketing and service programs that we offer to our customers, growth in complementary product sales and passing on inflationary price increases. In the second quarter of 2006, complementary product sales grew 23% compared to the same period in 2005. The impact of weather on sales in the quarter was mixed. Above normal temperatures across much of the country benefited maintenance and impulse sales, while heavy rainfall in certain regions delayed some pool construction.

Our gross profit as a percent of net sales (gross margin) increased 80 basis points to 29.6% in the second quarter of 2006 from 28.8% in the second quarter of 2005. This increase is attributable primarily to the benefits achieved through our supply chain management initiatives, including favorable sales mix from our focus on higher margin products and the benefits of forward inventory purchases since the fourth quarter of 2005.

Our operating income increased 27% to $103.3 million in the second quarter of 2006 while operating margin expanded 20 basis points to 14.6% of sales despite the inclusion of the lower operating margins of Horizon in 2006. The growth in sales and gross margins were more than enough to offset slightly higher selling and operating expense growth. Net income increased 22% compared to the same period in 2005 and included $1.0 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Consistent with the increase in net sales, accounts receivable increased $64.0 million to $295.7 million at June 30, 2006 from $231.7 million at June 30, 2005. Days sales outstanding (DSO) increased between periods to 34.0 days at June 30, 2006 compared to 33.3 days at June 30, 2005 as a result of the addition of Horizon’s receivables which have slightly longer collection cycles. Excluding Horizon, DSO improved by half a day over 2005.

Our inventory levels increased 48% to $367.1 million as of June 30, 2006, compared to June 30, 2005, due to the Horizon acquisition, additional pre-price increase inventory purchases made in the first half of the year, the increased level of base business sales, new sales center inventory and increased stocking levels for certain higher margin products. As a result of this increase, our inventory turns have slowed to 4.0 times as of June 30, 2006 from 4.5 times as of June 30, 2005. However, our inventory quality remains high as measured by the percentage of inventory in our fastest-turning inventory classes. Our slowest moving class of inventory as a percentage of total inventory remained consistent quarter over quarter.

Total debt outstanding increased 76% to $306.6 million at June 30, 2006 compared to $174.7 at June 30, 2005. This increase is attributable to increased borrowings to fund the Horizon acquisition, additional working capital and our second quarter share repurchases. We continue to maintain a healthy current ratio, which was down slightly to 1.5 as of June 30, 2006 compared to 1.6 as of June 30, 2005.

Recent Developments

In August 2006, we acquired Wickham Supply, Inc. and Water Zone, LP (collectively “Wickham”), a leading regional irrigation products distributor in Texas. Wickham operates 14 distribution sales centers with 13 locations throughout Texas and one location in Georgia. Wickham’s net sales are expected to approximate $50.0 million for fiscal 2006. This transaction, which is expected to be accretive in 2007 and beyond, expands our footprint in the $3 plus billion irrigation and landscape distribution marketplace by providing a significant presence in the strategically important Texas market. We funded this transaction through utilization of our existing bank facilities.

With the recent focus on public company stock option practices, we elected to conduct an internal review of our annual stock option grants since our initial public offering in 1995. During this review, we identified certain issues with our historical option granting process, including instances in which the grant dates and exercise prices approved by the Compensation Committee of our Board of Directors for the certain annual option grants differed from the grant dates and option exercise prices set forth in the respective employee stock option agreements for such grants. As a result, we will modify these stock option agreements to reflect the proper grant dates and exercise prices.

Based on our review, we concluded that there is no material impact to our prior period financial statements. As such, we are not required to restate our previously filed financial statements.

Outlook

Based on our financial results through the first half of 2006, we expect earnings per share for the year ending December 31, 2006 will be approximately $1.80 per diluted share, including an expected $0.08 impact from stock option expensing.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed in Part II — Item 1A. “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995".

RESULTS OF OPERATIONS

As of June 30, 2006, we conducted operations through 256 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	71.2	70.9	71.7

Gross profit	29.6	28.8	29.1	28.3
Selling and administrative expenses	15.0	14.4	17.9	17.2

Operating income	14.6	14.4	11.2	11.1
Interest expense	0.5	0.3	0.6	0.4

Income before income taxes and equity earnings (loss)	14.1	14.1	10.6	10.7

The following discussion of consolidated operating results includes the operating results from acquisitions in 2005 and 2004. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following sales centers from base business for 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	new sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired sales centers on the basis of acquired sales center net sales as a percentage of total net sales.

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

(Unaudited)	Base Business		Acquired		Total
(In thousands)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Net sales	$634,489	$563,978	$71,214	$--	$705,703	$563,978

Gross profit	187,554	162,681	21,446	--	209,000	162,681
Gross margin	29.6%	28.8%	30.1%		29.6%	28.8%

Selling and administrative expenses	92,286	81,292	13,376	--	105,662	81,292
Expenses as a % of net sales	14.6%	14.4%	18.8%		15.0%	14.4%

Operating income	95,268	81,389	8,070	--	103,338	81,389
Operating income margin	15.0%	14.4%	11.3%		14.6%	14.4%

For purposes of comparing operating results for the three months ended June 30, 2006 to the three months ended June 30, 2005, 210 sales centers were included in the base business calculations and 46 sales centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of sales center acquisitions in the table above includes the operations of the following:

Acquired	Acquisition Date	Period Excluded (1)
B&B s.r.l. (Busatta)	October 2005	April - June 2006
Direct Replacements, Inc.	October 2005	April - June 2006
Horizon Distributors, Inc.	October 2005	April - June 2006

(1)	After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Three Months Ended June 30,
(in millions)	2006	2005	Change
Net sales	$705.7	$564.0	$141.7 25%

Base business sales growth was 13% in the second quarter of 2006. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	price increases, which were passed through the supply chain; and
•	23% growth in complementary product sales.

The complementary product sales growth rate slowed to 23% in the second quarter of 2006 due primarily to flat spa sales resulting from supplier capacity issues. We have added additional spa suppliers to meet the market demand and expect our complementary product sales growth rate to improve as the growth rate for spa sales returns to a more normalized level.

The remaining increase in net sales is attributable to acquired and new sales centers. Including Horizon’s second quarter 2006 sales, complementary product sales grew 160% over the second quarter of 2005 and accounted for 17% of total net sales.

Gross Profit

	Three Months Ended June 30,
(in millions)	2006	2005	Change
Gross profit	$209.0	$162.7	$46.3 29%
Gross margin	29.6%	28.8%	0.8%

Gross margin increased 80 basis points between periods due primarily to the benefits achieved through our supply chain management initiatives, including favorable sales mix from our focus on higher margin products and the benefits from our forward inventory purchases.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2006	2005	Change
Operating expenses	$105.7	$81.3	$24.4 30%
Operating expenses as a percentage of net sales	15.0%	14.4%	0.6%

Compared to second quarter of 2005, operating expenses grew 30% and increased 60 basis points as a percentage of net sales. This increase is due primarily to the addition of Horizon’s operating expenses, which include amortization expense related to the Horizon acquisition, start-up costs and higher expense ratios for new pool sales centers, higher incentive compensation and increased promotional costs. Base business operating expenses were 14% higher in the second quarter of 2006 compared to the same period in 2005 and relatively consistent as a percentage of sales.

Interest Expense

Interest expense increased $2.0 million between periods due to a 47% increase in the average debt outstanding compared to the second quarter of 2005 and an increase in the effective interest rate to 5.6% in 2006 from 3.9% in 2005.

Income Taxes

The increase in income taxes is due to the $20.0 million increase in income before income taxes and equity earnings. Our effective income tax rate was 38.6% at June 30, 2006 and June 30, 2005.

Net Income and Earnings Per Share

Net income increased 23% to $62.1 million in the second quarter of 2006 from $50.7 million in the second quarter of 2005. The 2006 amount included $1.0 million of net equity earnings from our investment in LAC, down from $1.9 million for the same period last year due to additional taxes now accrued on this income. Diluted earnings per share increased 23% to $1.12 per share in the second quarter of 2006 compared to $0.91 per share in the second quarter of 2005.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

(Unaudited)	Base Business		Acquired		Total
(In thousands)	Six Months		Six Months		Six Months
	Ended		Ended		Ended
	June 30,		June 30,		June 30,
	2006	2005	2006	2005	2006	2005
Net sales	$936,674	$827,345	$117,585	$1,794	$1,054,259	$829,139

Gross profit	272,907	234,137	34,141	495	307,048	234,632
Gross margin	29.1%	28.3%	29.0%	27.6%	29.1%	28.3%

Selling and administrative expenses	162,857	142,430	25,831	557	188,688	142,987
Expenses as a % of net sales	17.4%	17.2%	22.0%	31.0%	17.9%	17.2%

Operating income (loss)	110,050	91,707	8,310	(62)	118,360	91,645
Operating income (loss) margin	11.8%	11.1%	7.1%	(3.5)%	11.2%	11.1%

For purposes of comparing operating results for the six months ended June 30, 2006 to the six months ended June 30, 2005, 207 sales centers were included in the base business calculations and 49 sales centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of sales center acquisitions in the table above includes the operations of the following:

Acquired	Acquisition Date	Period Excluded (1)
Pool Tech Distributors, Inc.	December 2004	January - February 2006 and 2005
B&B s.r.l. (Busatta)	October 2005	January - June 2006
Direct Replacements, Inc.	October 2005	January - June 2006
Horizon Distributors, Inc.	October 2005	January - June 2006

(1)     After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Six Months Ended June 30,
(in millions)	2006	2005	Change
Net sales	$1,054.3	$829.1	$225.2 27%

Base business sales growth was 13% in the first six months of 2006. Net sales increased primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs resulting in market share gains; and
•	27% growth in complementary product sales.

The remaining increase in net sales is attributable to acquired and new sales centers. Including Horizon’s 2006 year to date sales, complementary product sales grew 172% over the first six months of 2005 and accounted for 19% of total net sales.

Gross Profit

	Six Months Ended June 30,
(in millions)	2006	2005	Change
Gross profit	$307.0	$234.6	$72.4 31%
Gross margin	29.1%	28.3%	0.8%

Gross margin increased 80 basis points between periods due primarily to the benefits achieved through our supply chain management initiatives, including the benefits of our forward inventory purchases in the fourth quarter of 2005 and a shift in product mix to higher margin products compared to the first six months of 2005.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2006	2005	Change
Operating expenses	$188.7	$143.0	$45.7 32%
Operating expenses as a percentage of net sales	17.9%	17.2%	0.7%

Operating expenses grew 32% and as a percentage of net sales increased 70 basis points from the first six months of 2005 due primarily to the addition of Horizon’s operating expenses, which include amortization expense related to the Horizon acquisition. Base business operating expenses were 14% higher in the first six months of 2006 compared to the same period in 2005 and only slightly higher as a percentage of sales. The increase in base business operating expenses is due to higher incentive compensation, higher share-based compensation costs due largely to accelerated expense for options issued to retirement eligible employees, expenses for newly opened pool sales centers and increased promotional costs.

We opened twelve sales centers in the first half of 2006 compared to only three sales centers in the first half of 2005. The sales centers opened in 2006 include nine new pool sales centers and three new Horizon sales centers. The increase in operating expenses related to new sales centers also includes start-up costs for two sales centers opened in early July 2006.

Interest Expense

Interest expense increased $3.7 million between periods as average debt outstanding was 65% higher in the first six months of 2006 compared to the first six months of 2005 and the effective interest rate increased to 5.4% in 2006 from 3.8% in 2005.

Income Taxes

The increase in income taxes is due to the $23.0 million increase in income before income taxes and equity earnings (loss). Our effective income tax rate was 38.6% at June 30, 2006 and June 30, 2005.

Net Income and Earnings Per Share

Net income increased 25% to $68.5 million in the first six months of 2006 from $54.8 million in the first six months of 2005. Our equity interest in LAC produced a small loss in the first six months of 2006. For the year, we expect a positive contribution to our earnings from LAC.

Earnings per share for the first six months of 2006 increased 24% to $1.23 per diluted share compared to $0.99 in the first six months of 2005.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2006, the four quarters of 2005 and the third and fourth quarters of 2004. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2006		2005(1)				2004(1)
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$705,703	$348,556	$299,791	$423,729	$563,978	$265,161	$209,937	$362,091
Gross profit	209,000	98,048	83,211	114,605	162,681	71,951	56,404	104,183
Operating income (loss)	103,338	15,022	2,288	41,431	81,389	10,256	(5,013)	35,908
Net income (loss)	62,110	6,422	(876)	26,521	50,709	4,102	(3,656)	21,360

Balance Sheet Data
Total receivables, net	$295,722	$211,578	$141,785	$152,037	$231,736	$164,507	$97,589	$130,360
Product inventories, net	367,096	406,310	330,575	197,135	247,350	281,267	195,787	167,024
Accounts payable	207,727	267,296	174,170	99,920	165,872	219,290	113,114	76,454
Total debt	306,618	239,712	198,241	86,922	174,743	145,045	97,505	102,197

_________________

(1)

As adjusted to reflect the impact of share-based compensation expense related to the adoption of SFAS 123(R) using the modified retrospective transition method. For additional information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q.

In the fourth quarter of 2005 and first two quarters of 2006, our results of operations include the Horizon business acquired in October 2005. We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers. We attempt to open new sales centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

Weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

Weather	Possible Effects

Hot and dry	• Increased purchases of chemicals and supplies for existing swimming pools

• Increased purchases of above-ground pools and irrigation products

Unseasonably cool weather or	• Fewer pool and landscape installations

extraordinary amounts of rain	• Decreased purchases of chemicals and supplies

• Decreased purchases of impulse items such as above-ground pools and accessories

Unseasonably early warming trends in spring / late cooling trends in fall (primarily in the northern half of the US)	• A longer pool and landscape season, thus increasing our sales

Unseasonably late warming trends in spring / early cooling trends in fall (primarily in the northern half of the US)	• A shorter pool and landscape season, thus decreasing our sales

In the second quarter of 2006, our sales benefited from record high temperatures across most of North America but rain hindered sales in western and northern markets.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions. The same principle applies for funds used for share repurchases and capital expenditures. Our priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2006	2005
Operating activities	$(49,205)	$(51,008)
Investing activities	(9,169)	(6,699)
Financing activities	63,084	73,084

Cash flow used in operations decreased $1.8 million to $49.2 million in the first six months of 2006 compared to $51.0 million in the same period in 2005. We used most of the increase in our net income to fund our working capital investment. Through the second quarter of 2006, we continued to benefit from the deferral of our estimated federal tax payments due to the provisions of hurricane tax relief offered by the Internal Revenue Service. During the quarter, we repurchased 1.0 million shares of our common stock, using $43.8 million in borrowing capacity to fund these purchases.

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

At June 30, 2006, there was $93.0 million outstanding and $25.8 million available for borrowing under the Revolver. The average effective interest rate on the Revolver was approximately 5.6% for the six months ended June 30, 2006.

At June 30, 2006, there was $60.0 million outstanding under the Term Loan. Since our first scheduled principal payment on the Term Loan of $750,000 is due on March 31, 2007, this amount is classified as current as of June 30, 2006. The average effective interest rate of the Term Loan was approximately 5.3% for the six months ended June 30, 2006.

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

In March 2006, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2007. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheet. We continue to employ this arrangement because it provides us with a lower cost form of financing. At June 30, 2006, there was $150.0 million outstanding under the Receivables Facility at an average effective interest rate of 5.4%.

As of June 30, 2006, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

In the third quarter of 2006, we repurchased approximately $6.1 million, or 151,400 shares, of our common stock on the open market at an average share price of $40.55. This used most of the remaining amount of our existing share repurchase authorization. In August 2006, our Board of Directors (our Board) increased the authorization for the repurchase of shares of our common stock in the open market to $50.0 million, all of which remained available as of August 7, 2006. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

The third quarter normally generates strong seasonal cash flows from operating activities. This trend will continue in the third quarter of 2006, although our cash flows from operating activities will be negatively impacted by the payment of approximately $60.0 million for estimated federal tax payments, partially offset by lower inventory purchases as a result of pre-price increase inventory purchases made in the second quarter of 2006. The tax payments include deferred taxes from the second half of 2005 and the first half of 2006 as allowed by the Katrina Emergency Tax Relief Act of 2005.

In the third quarter of 2006, our cash flows will also be impacted by our acquisition of Wickham in August 2006. We funded this transaction through borrowings under our existing bank facilities.

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

CRITICAL ACCOUNTING ESTIMATES

We prepare our consolidated financial statements in accordance with accounting principles generally accepted in the United States (GAAP), which requires management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of June 30, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2006, our disclosure controls and procedures were effective at ensuring that material information related to us or our consolidated subsidiaries is made known to them and is disclosed on a timely basis in our reports filed under the Act.

We maintain a system of internal control over financial reporting that is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Based on the most recent evaluation, we have concluded that no change in our internal control over financial reporting occurred during the last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have experienced substantial sales growth in recent years through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since 2001, we have opened 33 new sales centers and have completed 13 acquisitions including our acquisition of Horizon in October 2005. These acquisitions have added 93 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

We store chemicals and fertilizers, including certain combustible, oxidizing compounds, at our sales centers. A fire, explosion or flood affecting one of our facilities could give rise to fire, safety and casualty losses and related liability claims. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that our insurance coverage will be adequate to cover future claims that may arise or that we will be able to maintain adequate insurance in the future at rates we consider reasonable. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2006:

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan
April 1-30, 2006	--	$--	--	$50,000,000
May 1-31, 2006	380,647	$43.66	370,600	$33,846,645
June 1-30, 2006	664,317	$41.74	662,905	$6,173,845

(1)

These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our 1995 and 1998 Stock Option Plans. Shares surrendered totaled 0 shares in April, 10,047 shares in May and 1,412 shares in June.

(2)

In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004 and November 2005, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In August 2006, when less than $50,000 of the existing authorized amount remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $50.0 million.

Item 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 9, 2006, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	48,469,304	1,296,516
James J. Gaffney	49,396,750	369,071
George T. Haymaker	49,480,786	285,035
Manuel J. Perez de la Mesa	48,691,521	1,074,299
Harlan F. Seymour	49,395,166	370,655
Wilson B. Sexton	48,624,713	1,141,107
Robert C. Sledd	46,134,099	3,631,721
John E. Stokely	47,878,063	1,887,757

2.	To approve the Strategic Plan Incentive Plan of SCP Pool Corporation.

For	43,174,121
Against	192,229
Abstain	38,185

3.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2006.

For	49,663,914
Against	88,951
Abstain	12,955

Item 6. Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 28.

Items 1, 3 and 5 are not applicable and have been omitted.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 9, 2006.

POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
Filed with
		this			Date
No.	Description	Form 10-Q	Form	File No.	Filed
3.1	Restated Certificate of Incorporation of the Company.	X

3.2	Restated Composite Bylaws of the Company.	X

4.1	Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006

10.1	Strategic Incentive Plan of SCP Pool Corporation.	X

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and	X
15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and	X
15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to	X
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002