Form 10-Q
period 2006-09-30
POOL CORP
filed 2006-11-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

or

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

At October 25, 2006, there were 50,713,677 outstanding shares of the registrant’s common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2006

INDEX

PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements (Unaudited)

PART II. OTHER INFORMATION

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(As Adjusted -		(As Adjusted -
		See Note 5)		See Note 5)

Net sales	$537,017	$423,729	$1,591,276	$1,252,868
Cost of sales	387,022	309,124	1,134,233	903,631

Gross profit	149,995	114,605	457,043	349,237

Selling and administrative expenses	96,903	73,174	285,591	216,161

Operating income	53,092	41,431	171,452	133,076

Interest expense, net	4,276	1,331	10,983	4,316

Income before income taxes and equity earnings	48,816	40,100	160,469	128,760
Provision for income taxes	18,848	15,491	61,957	49,800
Equity earnings in unconsolidated investments	1,525	1,912	1,513	2,372

Net income	$31,493	$26,521	$100,025	$81,332

Earnings per share:
Basic	$0.61	$0.50	$1.91	$1.55

Diluted	$0.58	$0.47	$1.82	$1.46

Weighted average shares outstanding:
Basic	51,532	52,699	52,243	52,489

Diluted	54,277	55,945	55,092	55,741

Cash dividends declared per common share	$0.105	$0.09	$0.30	$0.25

        The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2006	2005	2005
		(As Adjusted -	(As Adjusted -
		See Note 5)	See Note 5)

Assets
Current assets:
Cash and cash equivalents	$40,874	$44,644	$26,866
Receivables, net	64,540	41,924	42,809
Receivables pledged under receivables facility	147,049	110,113	98,976
Product inventories, net	283,930	197,135	330,575
Prepaid expenses	7,785	3,248	5,190
Deferred income taxes	4,024	4,171	7,977

Total current assets	$548,202	$401,235	$512,393

Property and equipment, net	32,201	21,413	25,598
Goodwill	156,123	102,163	139,546
Other intangible assets, net	19,964	9,161	22,838
Equity interest investments	32,383	29,547	29,907
Other assets, net	13,862	10,816	15,098

Total assets	$802,735	$574,335	$745,380

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$111,349	$99,920	$174,170
Accrued and other current liabilities	118,892	69,148	76,645
Short-term financing	110,974	83,170	65,657
Current portion of other long-term liabilities	3,731	1,350	1,350

Total current liabilities	$344,946	$253,588	$317,822
Deferred income taxes	12,760	13,116	14,600
Long-term debt	144,750	--	129,100
Other long-term liabilities	1,625	2,402	2,134

Total liabilities	$504,081	$269,106	$463,656

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
50,911,356, 52,769,769 and 52,414,883 shares issued and outstanding
at September 30, 2006, September 30, 2005 and December 31, 2005, respectively	$51	$52	$52
Additional paid-in capital	142,242	111,713	119,770
Retained earnings	164,744	191,092	160,684
Treasury stock	(14,177)	--	(921)
Accumulated other comprehensive income	5,794	2,372	2,139

Total stockholders' equity	$298,654	$305,229	$281,724

Total liabilities and stockholders' equity	$802,735	$574,335	$745,380

        The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2006	2005
		(As Adjusted -
		See Note 5)

Operating activities
Net income	$100,025	$81,332
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	5,980	3,693
Amortization	3,472	3,001
Share-based compensation	5,517	4,367
Excess tax benefits from share-based compensation	(10,619)	(8,433)
Equity earnings in unconsolidated investments	(2,476)	(2,373)
Other	1,645	(816)
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(61,121)	(54,410)
Product inventories	53,889	(2,647)
Accounts payable	(71,359)	(15,017)
Other current assets and liabilities	56,525	43,576

Net cash provided by operating activities	81,478	52,273

Investing activities
Acquisition of businesses, net of cash acquired	(26,662)	(3)
Equity interest investment	--	(3,589)
Purchase of property and equipment, net of sale proceeds	(11,146)	(6,556)

Net cash used in investing activities	(37,808)	(10,148)

Financing activities
Proceeds from revolving line of credit	311,838	189,013
Payments on revolving line of credit	(293,938)	(239,433)
Proceeds from asset-backed financing	93,347	62,170
Payments on asset-backed financing	(48,030)	(21,595)
Payments on other long-term liabilities	(1,497)	(964)
Payments of deferred financing costs	(128)	(11)
Payments of capital lease obligations	(257)	--
Excess tax benefits from share-based compensation	10,619	8,433
Issuance of common stock under stock option plans	6,335	3,146
Payment of cash dividends	(15,734)	(13,152)
Purchase of treasury stock	(93,495)	(6,353)

Net cash used in financing activities	(30,940)	(18,746)

Effect of exchange rate changes on cash	1,278	(497)

Change in cash and cash equivalents	14,008	22,882
Cash and cash equivalents at beginning of period	26,866	21,762

Cash and cash equivalents at end of period	$40,874	$44,644

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

A description of our significant accounting policies is included in our 2005 Annual Report on Form 10-K. The consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes in our Annual Report. The results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2006.

On January 1, 2006, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payments. We have selected a Black-Scholes-Merton option valuation model for estimating the grant date fair value of share-based payments under SFAS 123(R) and we have elected to use the modified-retrospective transition method. We have adjusted all prior period financial statements to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123, Accounting for Stock-Based Compensation, as corrected for immaterial amounts of compensation cost associated with our employee stock purchase plan. Please see Note 5 for additional information.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation (FIN) 48, Accounting for Uncertainty in Income Taxes–an interpretation of FASB Statement No. 109, which clarifies the accounting and disclosure for uncertainty in tax positions. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the measurement and recognition in accounting for income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. We are currently evaluating the impact that FIN 48 will have on our financial position and results of operations.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, establishes a framework for reporting fair value and expands disclosures about fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact that SFAS 157 will have on our financial position and results of operations.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

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

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Net income	$31,493	$26,521	$100,025	$81,332

Weighted average common shares outstanding:
Basic	51,532	52,699	52,243	52,489
Effect of dilutive securities:
Stock options	2,715	3,219	2,812	3,223
Restricted stock awards	29	26	30	23
Employee stock purchase plan	1	1	7	6

Diluted	54,277	55,945	55,092	55,741

Basic earnings per share	$0.61	$0.50	$1.91	$1.55

Diluted earnings per share	$0.58	$0.47	$1.82	$1.46

Note 3 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps, net of income taxes on the unrealized gain or loss. Comprehensive income was $33.6 million and $26.5 million for the three months ended September 30, 2006 and September 30, 2005, respectively and $103.7 million and $80.8 million for the nine months ended September 30, 2006 and September 30, 2005, respectively.

Note 4 – Acquisitions

As discussed in Note 2 of our Annual Report on Form 10-K, in October 2005 we acquired Automatic Rain Company through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. (Horizon). The purchase price for the issued and outstanding stock of Automatic Rain Company was approximately $87.1 million in cash, which included approximately $1.4 million in working capital adjustments that were recorded as of December 31, 2005 and paid in the first quarter of 2006.

During the first quarter of 2006, we made a purchase price allocation adjustment that lowered the estimated fair value of non-compete provisions within the employment contracts of certain members of Horizon’s management team. During the third quarter of 2006, we made a $0.7 million purchase price allocation adjustment that reduced the allowance for doubtful accounts. Based on better collections, the realized value of the accounts receivable was higher than originally estimated. With this adjustment, we have now finalized the purchase price allocations for our acquisition of Automatic Rain Company.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

In August 2006, we acquired Wickham Supply, Inc. and Water Zone, LP (collectively Wickham), a leading regional irrigation products distributor. Wickham operates 14 distribution sales centers with 13 locations throughout Texas and one location in Georgia. We have included the results of operations for Wickham in our Consolidated Financial Statements since the acquisition date.

Note 5 – Share-Based Compensation

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

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The following is a summary of the stock option activity under our stock option plans for the nine months ended September 30, 2006:

			Weighted
		Weighted	Average
		Average	Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (years)	Value
Balance at December 31, 2005	6,796,687	$10.46
Granted (at market price)	598,800	38.87
Exercised	790,328	5.58
Forfeited	43,025	21.30

Balance at September 30, 2006	6,562,134	$13.81	5.20	$162,264,989

Exercisable at September 30, 2006	3,985,852	$7.30	3.76	$124,372,425

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Nine Months Ended September 30,
(In thousands, except share data)	2006	2005
Options exercised	790,328	727,240
Cash proceeds	$4,399	$1,977
Intrinsic value of options exercised	$29,133	$22,642
Tax benefits realized	$11,248	$8,779

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Nine Months Ended September 30,
(Weighted average)	2006		2005
Expected volatility	30.8%		30.3%
Expected term	6.0	years	7.0	years
Risk-free interest rate	4.33%		4.22%
Expected dividend yield	1.0%		1.0%

We calculated expected volatility over the expected term of the awards based on our historical volatility. In prior years, we used monthly price observations for our historical volatility calculation. In 2006, we began using weekly price observations for our historical volatility calculation because we believe that they provide a more appropriate measurement of volatility given the trading patterns or our common stock. We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 and September 30, 2005 was $13.27 and $11.34, respectively. For purposes of recognizing share-based compensation expense, the estimated fair value of employee stock options is ratably expensed over the options’ vesting period. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method.

The following is a summary of the restricted stock awards activity under our stock option plans for the nine months ended September 30, 2006:

		Weighted
		Average
		Remaining	Aggregate
		Contractual	Intrinsic
	Shares	Term (years)	Value
Balance unvested at December 31, 2005	52,400

Granted (at market price)	--
Vested	2,500
Forfeited	--

Balance unvested at September 30, 2006	49,900	7.39	$1,921,150

Vested at September 30, 2006	5,000	7.86	$192,500

The restricted stock awards generally vest five years from the grant date, and expire ten years from the grant date. At September 30, 2006, the unamortized compensation expense related to the restricted stock awards totaled $0.5 million, which will be recognized over a weighted average period of 2.4 years.

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

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The impact of the adoption of SFAS 123(R) on our Consolidated Statements of Income and Consolidated Statements of Cash Flows is as follows (in thousands, except per share date):

	Nine Months Ended September 30,
	2006	2005
	Increase/	Increase/
	(decrease)	(decrease)

Income before income taxes and equity earnings	$(5,312)	$(3,413)
Provision for income taxes	(2,051)	(1,232)
Net income	(3,261)	(2,181)

Basic earnings per share	$(0.06)	$(0.04)
Diluted earnings per share	$(0.06)	$(0.04)

Net cash provided by operating activities	$629	$997
Net cash used in financing activities	(629)	(997)

The impact of the adoption of SFAS 123(R) on our Consolidated Balance Sheet at December 31, 2005 is as follows (in thousands):

Increase/
(decrease)

Deferred income taxes (included in Other assets, net)	$8,744
Additional paid-in capital	23,719
Retained earnings	(15,678)
Unearned compensation	703

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

No more than 956,250 shares of our common stock may be issued under this plan. We awarded 31,131 shares under this plan during the nine months ended September 30, 2006 and 22,707 shares under this plan during the nine months ended September 30, 2005. Share-based compensation expense related to the Employee Stock Purchase Plan was $0.3 million for the nine months ended September 30, 2006 and $0.2 million for the nine months ended September 30, 2005. The grant date fair value for the most recent purchase period ended June 30, 2006 was $9.52 per share and $6.62 per share for the purchase period ended June 30, 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2005 Annual Report on Form 10-K.

OVERVIEW

Financial Results

Net sales grew 27% to $537.0 million in the third quarter of 2006 compared to $423.7 million in 2005.  Base business sales growth of 9% contributed $37.0 million to the increase with the remaining increase attributable primarily to acquired sales centers, including the Horizon business acquired in October 2005 and the Wickham business acquired in August 2006.

Our base business sales growth continues to reflect the growth in the installed base of swimming pools, market share gains through our execution of sales, marketing and service programs that we offer to our customers, growth in complementary product sales and passing on inflationary price increases. In the third quarter of 2006, complementary product sales grew 35% compared to the same period in 2005. We believe the impact of weather on sales in the quarter was neutral overall.

Our gross profit as a percentage of net sales (gross margin) increased 90 basis points to 27.9% in the third quarter of 2006 compared to the same period in 2005. This increase is attributable primarily to the benefits of our second quarter pre-price increase inventory purchases, the success of our sales and marketing initiatives and the contribution from acquired businesses, which had a higher third quarter gross margin than the company as a whole.

Our operating income increased 28% to $53.1 million in the third quarter of 2006 while our operating margin increased slightly to 9.9% of sales from 9.8% in 2005. The growth in sales and gross margins was largely offset by higher selling and operating expense growth, which was negatively impacted by the number of new sales center openings in 2006. Interest expense increased to $4.3 million in the third quarter of 2006, compared to $1.3 million in the third quarter of 2005. This is attributable to higher debt levels due to borrowings to fund acquisitions, higher working capital levels and share repurchases, together with higher effective interest rates. Net income increased 19% compared to the same period in 2005 and included $1.5 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Our accounts receivable balance increased $59.6 million to $211.6 million at September 30, 2006, compared to $152.0 million at September 30, 2005. Excluding $42.5 million in receivables from Horizon and Wickham, our accounts receivable balance increased 11% from September 30, 2005 consistent with our 12% year to date base business sales growth rate. Days sales outstanding (DSO) increased between periods to 34.5 days at September 30, 2006 compared to 33.1 days at September 30, 2005 as a result of the addition of Horizon’s receivables, which have slightly longer collection cycles. Excluding Horizon, DSO improved slightly to 32.8 days.

Our inventory levels increased 44% to $283.9 million as of September 30, 2006, compared to $197.1 million at September 30, 2005. The increased balance reflects $47.6 million of acquisition related inventory (including $46.0 million for Horizon and Wickham), $9.2 million of inventory for new sales centers, and approximately $18.0 million of inventory related to product line expansion for construction and plumbing products and replacement parts. Excluding these items, inventory increased 6% compared to September 30, 2005, which is less than the 12% year to date base business sales growth rate. Our inventory balance, which was at a higher than normal seasonal level at June 30, 2006 due to our second quarter pre-price increase inventory purchases, is down to a more normal seasonal level at September 30, 2006.

Due to inventory buy-ins ahead of price increases over the last year our inventory turns have slowed to 3.9 times as of September 30, 2006 from 4.5 times as of September 30, 2005, as calculated on a trailing twelve month basis. However, our inventory quality remains high as measured by the percentage of inventory in our fastest-turning inventory classes.

Total debt outstanding increased to $261.1 million at September 30, 2006 compared to $86.9 million at September 30, 2005. This increase is attributable to increased borrowings to fund the Horizon and Wickham acquisitions, share repurchases of $111.4 million in the fourth quarter of 2005 and first nine months of 2006 and higher working capital levels. We continue to maintain a healthy current ratio of 1.6 as of September 30, 2006, which was consistent between periods.

Recent Developments

Recent economic trends include a slowdown in the domestic housing market, increases in short-term interest rates and some weakening of consumer confidence. While these trends have caused a sharp decrease in new home construction, our sales have not been materially impacted due largely to the following:

•	the majority of our business is driven by recurring sales related to the ongoing maintenance and repair of existing pools and landscaped areas, with less than 40% of our sales tied to new pool or irrigation construction;
•	we estimate that only 10% to 20% of new pools are constructed along with new home construction; and
•	we have a low market share with the largest pool builders who we believe are more heavily tied to new home construction.

Based on the continued favorable demographic and socioeconomic trends in our industry, our competitive industry position, and the factors discussed above, we believe that the recent economic trends should not have a significant impact on our future sales.

Outlook

For our seasonally slower fourth quarter, we anticipate mid-single digit base business sales growth given our 20% base business sales growth in the fourth quarter of 2005. Consistent with our prior guidance, we expect roughly breakeven earnings per share for the fourth quarter. For the full year, we expect to generate about $100.0 million in cash from operations.

Looking ahead, we expect to open 16 new sales centers over the next year including 10 new pool sales centers and 6 new Horizon sales centers.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed in Part II — Item 1A. “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995".

RESULTS OF OPERATIONS

As of September 30, 2006, we conducted operations through 273 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1	73.0	71.3	72.1

Gross profit	27.9	27.0	28.7	27.9
Selling and administrative expenses	18.0	17.3	17.9	17.3

Operating income	9.9	9.8	10.8	10.6
Interest expense	0.8	0.3	0.7	0.3

Income before income taxes and equity earnings	9.1	9.5	10.1	10.3

        Note:  Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

For the purposes of the following base business discussion, the consolidated operating results include the operating results from acquisitions in 2006, 2005 and 2004. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following sales centers from base business for 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	new sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired sales centers on the basis of acquired sales center net sales as a percentage of total net sales.

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

(Unaudited)	Base Business		Acquired		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Net sales	$460,775	$423,729	$76,242	$--	$537,017	$423,729

Gross profit	127,761	114,605	22,234	--	149,995	114,605
Gross margin	27.7%	27.0%	29.2%		27.9%	27.0%

Selling and operating expenses	81,982	73,174	14,921	--	96,903	73,174
Expenses as a % of net sales	17.8%	17.3%	19.6%		18.0%	17.3%

Operating income	45,778	41,431	7,314	--	53,092	41,431
Operating income margin	9.9%	9.8%	9.6%		9.9%	9.8%

For purposes of comparing operating results for the three months ended September 30, 2006 to the three months ended September 30, 2005, 210 sales centers were included in the base business calculations and 63 sales centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of sales center acquisitions in the table above includes the operations of the following:

Acquired	Acquisition Date	Period Excluded
B&B s.r.l. (Busatta)	October 2005	July - September 2006
Direct Replacements, Inc.	October 2005	July - September 2006
Horizon Distributors, Inc.	October 2005	July - September 2006
Wickham Supply, Inc. and Water Zone, LP	August 2006	August - September 2006

Net Sales

	Three Months Ended September 30,
(in millions)	2006	2005	Change
Net sales	$537.0	$423.7	$113.3 27%

The increase in net sales is a result of the Horizon and Wickham acquisitions and the growth in base business.

Base business sales growth was 9% in the third quarter of 2006 primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains; and
•	35% growth in complementary product sales.

Gross Profit

	Three Months Ended September 30,
(in millions)	2006	2005	Change
Gross profit	$150.0	$114.6	$35.4 31%
Gross margin	27.9%	27.0%	0.9%

Gross margin increased 90 basis points between periods, including a 70 basis point improvement in base business gross margin, due primarily to the benefits achieved through our pre-price increase inventory purchases in the second quarter, a shift in our product sales mix toward higher margin products and the contributions to margin by our acquired businesses. These increases were partially offset by the impact of a third quarter revision for the estimated amount of vendor incentives earned through the nine months ended September 30, 2006 based on our current expected annual product purchases.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2006	2005	Change
Operating expenses	$96.9	$73.2	$23.7 32%
Operating expenses as a percentage of net sales	18.0%	17.3%	0.7%

Compared to the third quarter of 2005, operating expenses grew 32% and increased 70 basis points as a percentage of net sales. This increase is due primarily to the addition of Horizon’s operating expenses, which include amortization expense related to the Horizon acquisition, start-up costs and higher expense ratios for new pool sales centers, and higher share-based compensation costs. Base business operating expenses were 12% higher in the third quarter of 2006 compared to the same period in 2005 and increased 50 basis points as a percentage of sales.

Interest Expense

Interest expense increased $3.0 million between periods due to a 133% increase in the average debt outstanding compared to the third quarter of 2005 and an increase in the effective interest rate to 6.0% in 2006 from 4.4% in 2005. Our debt levels increased to fund acquisitions and share repurchases.

Income Taxes

The increase in income taxes is due to the $8.7 million increase in income before income taxes and equity earnings. Our effective income tax rate was 38.6% at September 30, 2006 and September 30, 2005.

Net Income and Earnings Per Share

Net income increased 19% to $31.5 million in the third quarter of 2006 from $26.5 million in the third quarter of 2005. The 2006 amount included $1.5 million of net equity earnings from our investment in LAC, down from $1.9 million for the same period last year due to additional taxes now accrued on this income. Diluted earnings per share increased 23% to $0.58 per share in the third quarter of 2006 compared to $0.47 per share in the third quarter of 2005.

Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005

(Unaudited)	Base Business		Acquired		Total
(In thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2006	2005	2006	2005	2006	2005
Net sales	$1,400,492	$1,250,499	$190,784	$2,369	$1,591,276	$1,252,868

Gross profit	401,696	348,733	55,347	504	457,043	349,237
Gross margin	28.7%	27.9%	29.0%	21.3%	28.7%	27.9%

Selling and operating expenses	245,250	215,581	40,341	580	285,591	216,161
Expenses as a % of net sales	17.5%	17.2%	21.1%	24.5%	17.9%	17.3%

Operating income (loss)	156,446	133,151	15,006	(75)	171,452	133,076
Operating income (loss) margin	11.2%	10.6%	7.9%	(3.2)%	10.8%	10.6%

For purposes of comparing operating results for the nine months ended September 30, 2006 to the nine months ended September 30, 2005, 207 sales centers were included in the base business calculations and 66 sales centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of sales center acquisitions in the table above includes the operations of the following:

Acquired	Acquisition Date	Period Excluded (1)
Pool Tech Distributors, Inc.	December 2004	January - February 2006 and 2005
B&B s.r.l. (Busatta)	October 2005	January - September 2006
Direct Replacements, Inc.	October 2005	January - September 2006
Horizon Distributors, Inc.	October 2005	January - September 2006
Wickham Supply, Inc. and Water Zone, LP	August 2006	August - September 2006

(1)	After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Nine Months Ended September 30,
(in millions)	2006	2005	Change
Net sales	$1,591.3	$1,252.9	$338.4 27%

The increase in net sales is a result of the Horizon and Wickham acquisitions and the growth in base business.

Base business sales growth was 12% in the first nine months of 2006 primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains; and
•	30% growth in complementary product sales.

The remaining increase in net sales is attributable to acquired and new sales centers. Including Horizon’s 2006 year to date sales, complementary product sales grew 189% over the first nine months of 2005 and accounted for 23% of total net sales.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2006	2005	Change
Gross profit	$457.0	$349.2	$107.8 31%
Gross margin	28.7%	27.9%	0.8%

Gross margin increased 80 basis points between periods due primarily to the benefits achieved through our supply chain management initiatives, including our pre-price increase inventory purchases in the fourth quarter of 2005 and second quarter of 2006, and a shift in product mix to higher margin products compared to the first nine months of 2005. Our gross margin improvements related to favorable product mix are a result of successful sales initiatives including our expansion of parts product and complementary product offerings.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2006	2005	Change
Operating expenses	$285.6	$216.2	$69.4 32%
Operating expenses as a percentage of net sales	17.9%	17.3%	0.6%

Operating expenses grew 32% and as a percentage of net sales increased 60 basis points from the first nine months of 2005 due primarily to the addition of Horizon’s operating expenses, which include amortization expense related to the Horizon acquisition. Base business operating expenses were 14% higher in the first nine months of 2006 compared to the same period in 2005 and relatively consistent as a percentage of sales. The increase in base business operating expenses is due to expenses for newly opened pool sales centers, increased promotional costs and higher share-based compensation costs due largely to accelerated expense for options issued to retirement eligible employees.

We opened fifteen sales centers in the first nine months of 2006 compared to only three sales centers in the first nine months of 2005. Since the second half of 2005, we have opened eleven new pool sales centers and five new Horizon sales centers.

Interest Expense

Interest expense increased $6.7 million between periods as average debt outstanding was 85% higher in the first nine months of 2006 compared to the first nine months of 2005 due to increased borrowings to fund acquisitions and share repurchases. The effective interest rate also increased to 5.7% in 2006 from 4.0% in 2005.

Income Taxes

The increase in income taxes is due to the $31.7 million increase in income before income taxes and equity earnings. Our effective income tax rate was 38.6% at September 30, 2006 and September 30, 2005.

Net Income and Earnings Per Share

Net income increased 23% to $100.0 million in the first nine months of 2006 from $81.3 million in the first nine months of 2005. The 2006 amount included $1.5 million of net equity earnings from our investment in LAC, down from $2.3 million for the same period last year due to additional taxes now accrued on this income. For the year, we expect a positive contribution to our earnings from LAC. Earnings per share for the first nine months of 2006 increased 25% to $1.82 per diluted share compared to $1.46 in the first nine months of 2005.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2006, the four quarters of 2005 and the fourth quarter of 2004. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2006			2005(1)				2004(1)
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$537,017	$705,703	$348,556	$299,791	$423,729	$563,978	$265,161	$209,937
Gross profit	149,995	209,000	98,048	83,211	114,605	162,681	71,951	56,404
Operating income (loss)	53,092	103,338	15,022	2,288	41,431	81,389	10,256	(5,013)
Net income (loss)	31,493	62,110	6,422	(876)	26,521	50,709	4,102	(3,656)

Balance Sheet Data
Total receivables, net	$211,589	$295,722	$211,578	$141,785	$152,037	$231,736	$164,507	$97,589
Product inventories, net	283,930	367,096	406,310	330,575	197,135	247,350	281,267	195,787
Accounts payable	111,349	207,727	267,296	174,170	99,920	165,872	219,290	113,114
Total debt	261,080	306,618	239,712	198,241	86,922	174,743	145,045	97,505

_________________

(1)

As adjusted to reflect the impact of share-based compensation expense related to the adoption of SFAS 123(R) using the modified retrospective transition method. For additional information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q.

In the fourth quarter of 2005 and first three quarters of 2006, our results of operations include the Horizon business acquired in October 2005. We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers. We attempt to open new sales centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

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

In the third quarter of 2006, our sales were not significantly impacted by the mixed weather conditions across North America. While maintenance and impulse sales benefited from near record high temperatures in July and August, sales tied to pool construction and pool usage were hindered by cool and wet weather in the southwest, above average rainfall in the midwest and northeast and much cooler September temperatures.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions. The same principle applies for funds used for share repurchases and capital expenditures. Our priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2006	2005
Operating activities	$81,478	$52,273
Investing activities	(37,808)	(10,148)
Financing activities	(30,940)	(18,746)

Cash flow provided by operations increased $29.2 million to $81.5 million in the first nine months of 2006 compared to $52.3 million in the same period in 2005. We used most of the increase in our net income to fund our working capital investment. Through the third quarter of 2006, we continued to benefit from the deferral of our estimated federal tax payments due to the provisions of hurricane tax relief offered by the Internal Revenue Service, as the payment deadline was extended to October 16, 2006. Year to date open market share repurchases totaled 2.2 million shares as of September 30, 2006 and used $88.1 million in borrowing capacity.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility), which matures on December 20, 2010, now provides for $220.0  million in borrowing capacity including a $160.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). During the third quarter of 2006, we exercised the $40.0 million accordion feature under the Revolver, which increased our borrowing capacity from $180.0 million to $220.0 million. The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.

At September 30, 2006, there was $87.0 million outstanding and $72.6 million available for borrowing under the Revolver. The average effective interest rate on the Revolver was approximately 5.9% for the nine months ended September 30, 2006.

At September 30, 2006, there was $60.0 million outstanding under the Term Loan of which $2.3 million is classified as current. The average effective interest rate of the Term Loan was approximately 5.4% for the nine months ended September 30, 2006.

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

In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. Effective on June 30, 2006, the swap agreement converts our variable rate Term Loan to a fixed-rate basis until its termination on December 31, 2008. Any difference paid or received on the interest rate swap will be recognized as an adjustment to interest expense over the life of the swap. We record the changes in the fair value of the swap to accumulated other comprehensive income. We have designated this swap as a cash flow hedge. During the quarter ended September 30, 2006, no gains or losses were recognized on this swap.

In March 2006, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2007. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheet. We continue to employ this arrangement because it provides us with a lower cost form of financing. At September 30, 2006, there was $111.0 million outstanding under the Receivables Facility at an average effective interest rate of 5.6%.

As of September 30, 2006, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

In the third quarter of 2006, we repurchased approximately $44.3 million, or 1.2 million shares, of our common stock on the open market at an average share price of $37.85. Early in the third quarter, we used up most of the remaining amount of the $50.0 million share repurchase authorized by our Board of Directors (our Board) in November 2005. In August 2006, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $50.0 million. Subsequent to the end of the third quarter of 2006, we repurchased an additional $7.8 million, or 204,000 shares, of our common stock on the open market, bringing our year to date share repurchases to a total of $95.9 million and leaving $4.1 million authorized for repurchases at October 19, 2006. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

In the fourth quarter of 2006, our cash flows from operating activities will be negatively impacted by the payment of approximately $61.0 million for estimated federal tax payments deferred from the second half of 2005 and the first half of 2006 as allowed by the Katrina Emergency Tax Relief Act of 2005. For the full year, we expect to generate about $100.0 million in cash from operations.

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

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of September 30, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2006, our disclosure controls and procedures were effective.

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

We have experienced substantial sales growth in recent years through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since 2001, we have opened 37 new sales centers and have completed 14 acquisitions including our acquisitions of Horizon in October 2005 and Wickham in August 2006. These acquisitions have added 107 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2006:

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan
July 1-31, 2006	118,928	$40.99	118,928	$1,298,896
August 1-31, 2006	463,301	$37.18	463,301	$34,072,452
September 1-30, 2006	607,583	$37.81	587,577	$11,901,517

(1)

These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our 1995 and 1998 Stock Option Plans. Shares surrendered totaled zero shares in July and August and 20,006 shares in September.

(2)

In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004 and November 2005, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In August 2006, when less than $50,000 of the existing authorized amount remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $50.0 million. As of October 19, 2006, $4.1 million of the authorized amount remained available.

Item 6. Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 28.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2006.

POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
Filed with
		this			Date
No.	Description	Form 10-Q	Form	File No.	Filed
3.1	Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006

3.2	Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006

4.1	Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and	X
15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and	X
15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to	X
18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002