Form 10-K
period 2006-12-31
POOL CORP
filed 2007-03-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2006 was approximately $2,189,596,812.

As of February 23, 2007, the Registrant had 50,272,517 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 30, 2007 for the
Annual Meeting to be held on May 8, 2007, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.

Item 1. Business

General
Based on industry data, Pool Corporation (the Company, which may be referred to as POOL, we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products. The Company was incorporated in the State of Delaware in 1993 under the name SCP Holding Corporation, and in 1995 changed its name to SCP Pool Corporation. In 2006, the Company changed its name to Pool Corporation. This change acknowledges the Company’s growth from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products and offering a range of services to our customer base on conditions that are more favorable than these customers could obtain on their own.

As of December 31, 2006 we operated 274 sales centers in North America and Europe.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools. Of the approximately 70 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% own a pool. Based upon industry data, we believe the industry has grown at a 2 to 6% annual rate for the past several years. Higher rates of new home construction over the last 10 years, particularly in larger pool markets, have added to the market expansion opportunity for pool ownership.

We believe the swimming pool industry will continue to grow at a rate of approximately 2 to 6% annually over the next five years, primarily because of favorable demographic and socioeconomic trends, as well as the expected continued long-term growth in housing starts in warmer markets due to the population migration towards the south and the need to maintain the growing installed base of pools. We expect our sales growth to be higher than the industry average due to increases in market share and expansion of our product offerings.

We believe that new pool and irrigation system starts are also impacted to some extent by general economic conditions (as commonly measured by Gross Domestic Product or GDP) as well as certain housing market trends. Positive GDP trends may have a favorable impact on industry starts, while negative trends may be unfavorable for industry starts. We believe there may be some correlation between industry starts and the rate of housing turnover and home appreciation over time, with higher rates of home turnover and appreciation having a positive impact on starts over time. We also believe that any cyclicality in housing starts, like the slowdown in new home construction that began in 2006, will have a limited impact on our growth as most pools, approximately 80-90%, are built after a home is constructed.

A large portion of consumer spending in our industry is derived from the maintenance of existing swimming pools, including the repair and replacement of the equipment for those pools. We believe that consumer demand for qualified pool builders in many markets will continue to exceed the supply, which, along with the recurring nature of the repair and replacement market, has helped maintain a relatively consistent rate of industry growth historically.

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

We promote the growth of the industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming. These programs include media advertising, industry-oriented website development such as www.swimmingpool.com™ and public relations campaigns. We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

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

In addition to our efforts aimed at industry and customer growth, we have increased our product breadth, as described in the “Customers and Products” section below, and expanded our sales center network through acquisitions and new sales center openings.

We have grown organically through increases in base business sales of 10% in 2006, 14% in 2005 and 10% in 2004. Since 2002, we have opened 32 new sales centers. Acquisitions have historically been an important source of sales growth as well, and since 2002, we have successfully completed 11 acquisitions, consisting of 72 sales centers (net of sales center closings and consolidations).

In August 2006, we acquired a total of 14 sales centers through our acquisition of Wickham. For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We intend to pursue additional strategic acquisitions, which will allow us to further penetrate existing markets and expand into new geographic markets and product categories.

Customers and Products

We serve roughly 70,000 customers, none of which account for more than 1% of our sales. We primarily serve five types of customers:

•	swimming pool remodelers and builders;
•	retail swimming pool stores;
•	swimming pool repair and service businesses;
•	landscape construction and maintenance contractors; and
•	golf courses.

The majority of these customers are small, family owned businesses with relatively limited capital resources.

We conduct our operations through 274 sales centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 56% of our net sales in 2006. We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise. Our local sales personnel work from the sales centers and are charged with understanding and meeting our customers’ specific needs.

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

Maintenance products and repair and replacement parts are non-discretionary in nature, meaning that these items must be purchased by end-users to maintain existing swimming pools and landscaped areas. Over 60% of our gross profits are derived from the sale of products used to maintain and repair these existing features and less than 40% are derived from the construction and installation (equipment, materials, plumbing, electrical, etc.) of new pools and landscaping. We distribute irrigation and landscape products through our Horizon Distributors (Horizon) network , which we acquired through acquisitions in 2005 and 2006.

Our complementary product sales grew 26% in 2006 and accounted for over 9% of our total net sales at comparable margins to our traditional product offerings. This growth has been an important factor in our base business sales growth over the past seven years, with complementary product sales growing from approximately $3.0 million in 1999 to over $180.0 million in 2006.

We have identified other product categories that could become part of our complementary product offerings in the future. We typically introduce two to three categories each year in certain markets. We then evaluate the performance of these test categories and focus on those which we believe exhibit long-term growth potential. In 2007, we intend to continue to expand our complementary products initiative by increasing the number of locations which offer complementary products, increasing the number of complementary products offered at certain locations and continuing a modest broadening of the product offerings on a company-wide basis. We expect total complementary product sales to approximate 10% of our total sales in 2007.

Operating Strategy

We operate three distribution networks: the SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon network. The SCP network consists of 152 sales centers, including 11 locations in Europe, the Superior network consists of 62 locations and the Horizon network consists of 60 locations.

We distribute swimming pool supplies, equipment and related leisure products through our SCP and Superior networks and we distribute irrigation and landscape products through our Horizon network. We adopted the strategy of operating two distinct distribution networks within the swimming pool marketplace primarily for two reasons:

1.	To offer our customers a choice of different distributors, featuring distinctive product selections and service personnel; and

2.	To increase the level of customer service and operational efficiency provided by the sales centers in each network by promoting healthy competition between the two networks.

We evaluate our sales centers based upon their performance relative to predetermined standards that include both financial and operational measures. Our corporate support groups provide our field operations with various services including customer and vendor related programs, information systems support and expert resources to help achieve their goals. We believe our incentive programs and feedback tools, along with the competitive nature of our internal networks, stimulate and enhance employee performance.

Distribution

Our sales centers are located near customer concentrations, typically in industrial, commercial or mixed-use zones. Customers may pick up products at any sales center location, or products may be delivered via our trucks or third party carriers.

Our sales centers maintain well-stocked inventories to meet customers’ immediate needs. We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions.

In addition, we operate five centralized shipping locations and five construction materials centers that redistribute products we purchase in bulk quantities to our sales centers or directly to customers.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances. It is customary in our industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as POOL. These terms are typically available to us for pre-season or early season purchases.

We initiated a preferred vendor program in 1999 which encourages our buyers to purchase products from a smaller number of vendors. We work closely with these vendors to develop programs and services to better meet the needs of our customers and concentrate our purchasing activities. These practices, together with a more comprehensive service offering, have resulted in improved margins at the sales center level.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 16%, 11% and 6%, respectively, of the cost of products we sold in 2006.

Competition

Based on industry knowledge and available data, management believes we are the largest wholesale distributor of swimming pool and related backyard products, and the only truly national wholesale distributor focused on the swimming pool industry in the United States. We are also one of the top three distributors of landscape and irrigation products in the United States, and we compete against one national wholesale distributor of these products. We face intense competition from many regional and local distributors in our markets and to a lesser extent, mass-market retailers and large pool supply retailers with their own internal distribution networks.

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

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and international, federal, state and local environmental and health and safety requirements, including regulation by the Environmental Protection Agency, the Department of Transportation, the Occupational Safety and Health Administration, the National Fire Protection Agency and the International Maritime Organization. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of pool chemicals and landscape chemicals and fertilizers. We store certain types of chemicals and/or fertilizers at each of our sales centers, and the storage of these items is strictly regulated by local fire codes. In addition, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws are primarily related to labeling, annual registration and licensing.

Employees

We employed approximately 3,600 people at December 31, 2006. Given the seasonal nature of our business, our peak employment period is the summer, when we add up to 15% more employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$1,779,085	$1,442,332	$1,226,654
International	130,677	110,327	84,199
	$1,909,762	$1,552,659	$1,310,853

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2006	2005	2004
United States	$29,825	$22,520	$16,214
International	3,808	3,078	2,381
	$33,633	$25,598	$18,595

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

Item 1A. Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

We are susceptible to adverse weather conditions.

Weather is the principal external factor affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can decrease the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Our distribution business is highly dependent on our ability to maintain favorable relationships with suppliers.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Waterpik Technologies, Inc., which accounted for approximately 16%, 11% and 6%, respectively, of the costs of products we sold in 2006. A decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single supplier could also adversely affect our business. We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool or landscape supply retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 56% of our net sales in 2006, also tend to be more competitive than others.

More aggressive competition by mass merchants and large pool or landscape supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and landscape related products has remained relatively constant.  Should mass market retailers increase their focus on the pool or professional landscape industries, or increase the breadth of their pool and landscape related product offerings, they may become a more significant competitor for direct and end-use customers which could have an adverse impact on our business. We may face additional competitive pressures if large pool or landscape supply retailers look to expand their customer base to compete more directly within the distribution channel.

The demand for our swimming pool and related outdoor lifestyle products may be adversely affected by unfavorable economic conditions.

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the increase in pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools account for more than 60% of our gross profits, the growth of our business depends on the expansion of the installed pool base, which may be viewed by most consumers as a discretionary expenditure that could be adversely affected by economic downturns.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.

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

We have experienced substantial sales growth in recent years through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since 2002, we have opened 32 new sales centers and have completed 11 acquisitions. These acquisitions have added 72 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

The growth of our business depends on the expansion of the installed pool base. Thus, an important part of our strategy is to promote the growth of the pool industry through our extensive advertising and promotional programs that attempt to raise consumer awareness regarding the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool may be enjoyed beyond swimming. These programs include media advertising, website development such as www.swimmingpool.com™ and public relations campaigns. We believe these programs benefit the entire supply chain from our suppliers to our customers.

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

Our business is highly seasonal.

In 2006, approximately 65% of our net sales and 93% of our operating income were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

We conduct business internationally, which exposes us to additional risks.

Our international operations expose us to certain additional risks, including:

•	difficulty in staffing and managing foreign subsidiary operations;
•	uncertain political and regulatory conditions;
•	foreign currency fluctuations;
•	adverse tax consequences; and
•	dependence on foreign economies.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We lease the POOL corporate offices, which consist of approximately 50,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales centers in Florida. All of our other properties are leased for terms that expire between 2007 and 2027. Generally, our sales center leases have three to seven year terms with only seven leases expiring beyond 2017. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 100,000 square feet and generally consist of warehouse, counter, display and office space. Our centralized shipping locations and construction materials centers range in size from 16,000 square feet to 132,000 square feet.

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability and may relocate a sales center or consolidate two locations if a sales center is redundant in a market, under performing or otherwise deemed unsuitable. We do not believe that any single lease is material to our operations.

The table below identifies the number of sales centers in each state and foreign country by distribution network as of December 31, 2006:

Location	SCP	Superior	Horizon	Total
United States
California	20	17	21	58
Florida	29	8	-	37
Texas	12	4	13	29
Arizona	5	4	8	17
Georgia	5	2	1	8
Tennessee	4	3	-	7
Alabama	4	2	-	6
Nevada	2	1	3	6
New Jersey	3	3	-	6
New York	6	-	-	6
Oregon	1	-	5	6
Washington	1	-	5	6
Louisiana	5	-	-	5
Ohio	2	3	-	5
Colorado	1	1	2	4
Illinois	3	1	-	4
Indiana	2	2	-	4
Missouri	3	1	-	4
North Carolina	3	1	-	4
Pennsylvania	3	1	-	4
Michigan	2	1	-	3
Oklahoma	2	1	-	3
Virginia	2	1	-	3
Arkansas	2	-	-	2
Kansas	1	1	-	2
Massachusetts	2	-	-	2
Minnesota	1	1	-	2
South Carolina	1	1	-	2
Connecticut	1	-	-	1
Iowa	1	-	-	1
Idaho	-	-	1	1
Kentucky	-	1	-	1
Maine	1	-	-	1
Maryland	1	-	-	1
Mississippi	1	-	-	1
Nebraska	1	-	-	1
New Mexico	1	-	-	1
Utah	-	-	1	1
Wisconsin	-	1	-	1
Total United States	134	62	60	256

International
Canada	6	-	-	6
France	5	-	-	5
Portugal	2	-	-	2
United Kingdom	2	-	-	2
Italy	1	-	-	1
Mexico	1	-	-	1
Spain	1	-	-	1
Total International	18	-	-	18

Total	152	62	60	274

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

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2006.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the symbol “POOL”. On February 20, 2007, there were approximately 31,270 beneficial holders of our common stock. The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

			Dividends
	High	Low	Declared
Fiscal 2006
First Quarter	$47.67	$35.42	$0.090
Second Quarter	50.20	39.89	0.105
Third Quarter	46.83	35.35	0.105
Fourth Quarter	42.75	38.01	0.105

Fiscal 2005
First Quarter	$34.82	$28.59	$0.070
Second Quarter	36.87	30.06	0.090
Third Quarter	38.08	33.46	0.090
Fourth Quarter	39.89	31.59	0.090

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004, and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount three times including in the fourth quarter of 2004, the second quarter of 2005 and the second quarter of 2006. Payment of future dividends will be at the discretion of our Board, after taking into account various factors, including earnings, capital requirements and surplus, financial position, contractual restrictions and other relevant business considerations. We plan to continue to pay quarterly dividends, but there can be no assurance that dividends will be declared or paid any time in the future if our Board deems that there is a better use of those funds.

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 of the Securities Exchange Act of 1934, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Securities Exchange Act of 1934, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the Nasdaq US Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2001 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with comparable capitalization. Additionally, we have chosen the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
Pool Corporation	100	106.38	178.58	263.33	310.13	329.59
S&P MidCap 400 Index	100	85.49	115.94	135.05	152.00	167.69
Nasdaq US Index	100	69.13	103.36	112.49	114.88	126.22

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2006.

			Total number of shares	Maximum approximate
	Total number of	Average price	purchased as part of	dollar value that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan
October 1-31, 2006	218,270	$38.54	204,236	$4,073,755
November 1-30, 2006	43,353	$41.47	-	$4,073,755
December 1-31, 2006	188,726	$39.28	186,700	$92,665,247
Total	450,349	$39.13	390,936

(1)
These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our 1995 and 1998 Stock Option Plans. Shares surrendered totaled 14,034 shares in October, 43,353 shares in November and 2,026 shares in December.

(2)
In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, November 2005 and August 2006, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In November 2006, when approximately $4.1 million of the existing authorized amount remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million.

In 2006, we purchased a total of $103.3 million , or 2.6 million shares, at an average price or $39.80 per share. As of February 23, 2007, $71.8 million of the authorized amount remained available.

Item 6. Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2006	2005(2)	2004(2)	2003(2)	2002(2)
Statement of Income Data
Net sales	$1,909,762	$1,552,659	$1,310,853	$1,155,832	$983,246
Net income	95,024	80,455	63,406	48,249	39,070
Earnings per share:
Basic	$1.83	$1.53	$1.2	$0.91	$0.76
Diluted	$1.74	$1.45	$1.13	$0.87	$0.72
Cash dividends declared
per common share	$0.405	$0.34	$0.2	$—	$—

Balance Sheet Data(3)
Working capital(4)	$227,631	$193,525	$128,189	$60,030	$144,174
Total assets	774,562	740,850	488,075	455,439	405,706
Total long-term debt,
including current portion	191,157	129,100	50,420	42,507	125,175
Stockholders' equity	277,684	281,724	227,544	200,408	145,553
Other
Base business sales growth(5)	10%	14%	10%	11%	10%
Number of sales centers	274	246	201	197	185

____________________
(1) During the years 2002 to 2006, we successfully completed 11 acquisitions consisting of 87 sales centers, of which 15 were closed or consolidated into existing sales centers. For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(2) As adjusted to reflect the impact of share-based compensation expense related to the adoption of SFAS 123(R) using the modified retrospective transition method.

(3) The 2005 balance sheet data has been adjusted to correct the classification of our deferred tax balances.

(4) The approximate 51% increase in working capital from 2004 to 2005 is due primarily to a greater amount of early buy inventory purchases that we made and received during the fourth quarter of 2005 and the Horizon acquisition. This increase was partially offset by the deferral of our third and fourth quarter 2005 estimated federal income tax payments. For further discussion, see the “LIQUIDITY AND CAPITAL RESOURCES” section included in Item 7 of this Form 10-K.

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

(5) For a discussion regarding our calculation of base business sales growth, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

2006 FINANCIAL OVERVIEW

Financial Results

Our 2006 financial results reflect another year of strong growth. Net sales increased 23% in 2006 to $1.9 billion due to $204.7 million of sales growth related to acquired sales centers and $152.4 million of sales growth from our base business. The 10% base business sales growth reflects the continued growth in the installed base of swimming pools, market share gains through our execution of sales, marketing and service programs that we offer to our customers, inflationary price increases passed through the supply chain, 26% growth in complementary product sales and sales from new locations.

We believe the impact of weather on sales in 2006 was mixed, with a favorable sales impact from near record high temperatures throughout much of the year across North America and negative sales impacts due to record precipitation in the northeast and much colder than average August and September temperatures which shortened the pool season in certain markets.

Gross profit increased 25% in 2006 compared to 2005 due primarily to the increase in net sales. Our gross profit as a percentage of net sales (gross margin) increased 40 basis points to 28.3% in 2006. The majority of this increase was attributable to the benefits achieved through our supply chain management initiatives, including our pre-price increase inventory purchases in the fourth quarter of 2005 and second quarter of 2006. Gross margin also benefited from higher margin contributions from our acquired businesses and a slight shift in product mix to higher margin products. These margin improvements were partially offset by a reduction in our earned vendor incentives as a percentage of total net sales.

Operating expenses in 2006 increased 25% compared to 2005. This increase was higher than our 2006 sales growth rate due to higher expense ratios for our recently acquired businesses, start-up costs and higher expense ratios for the 17 new sales centers we opened in 2006 and expenses for other investments that expanded our sales center locations and value-added programs. Examples of new programs that we launched in 2006 include a new branded retail customer program called The Backyard Place and a new pool financing brokerage business that enhances our swimming pool builder programs.

Our operating income increased 24% in 2006 while our operating margin increased slightly to 8.8% of net sales from 8.7% in 2005. Interest expense increased 136% in 2006 due to higher debt levels for borrowings to fund share repurchases and acquisitions and a higher average effective interest rate compared to 2005. Net income increased 18% to $95.0 million compared to the same period in 2005 and included $1.6 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Cash provided by operations increased $29.6 million to $69.0 million in 2006 due primarily to the increase in net income compared to 2005 and the impact related to our fourth quarter 2005 early buy purchases. In 2005, our cash provided by operations was negatively impacted by early buy inventory purchases that we received and paid for in the fourth quarter of 2005. This impact is reflected in the net change in our inventory and accounts payable balances between periods, but the benefit to our 2006 cash provided by operations was largely offset by the decrease in accrued expenses which included a $27.0 million payment for estimated federal tax payments that were deferred from the second half of 2005 as allowed by the Katrina Emergency Tax Relief Act of 2005.

Coupled with net proceeds from other financing activities of approximately $90.6 million, cash provided by operations helped fund the following in 2006:

•	share repurchases of $111.1 million, including $103.3 million of open market repurchases under our Board authorized repurchase plan;
•	our acquisition of Wickham in August 2006;
•	the payment of our quarterly cash dividends to shareholders, which we increased in the second quarter of 2006;
•	capital expenditures of $14.9 million; and
•	financing of $10.0 to $15.0 million in working capital for our 17 new locations opened in 2006.

Our accounts receivable balance increased 9% to $154.9 million at December 31, 2006, including receivables related to the Wickham acquisition. Days sales outstanding (DSO) increased between periods to 35.9 days at December 31, 2006 compared to 33.6 days at December 31, 2005 as a result of the addition of Horizon’s receivables, which have slightly longer collection cycles. Since our DSO calculation is based on trailing 12 month net sales, Horizon’s receivables are not included in the 2005 calculation. Excluding Horizon from the 2006 calculation, DSO improved slightly to 33.1 days. Our allowance for doubtful accounts increased to $4.9 million at December 31, 2006 from $4.2 million at December 31, 2005. This increase reflects the higher receivables balance and a slight increase in our past due receivable balances as a percentage of total receivables.

Our net inventory balance increased $1.5 million to $332.1 million at December 31, 2006. The December 31, 2005 inventory balance included approximately $53.0 million of early buy inventory purchases that we received and paid for in the fourth quarter of 2005 to take advantage of vendor price discounts. Since we did not receive any significant early buy inventory during the fourth quarter of 2006, the December 31, 2006 balance reflects increases of $13.9 million for our 17 new sales centers, $8.5 million related to Wickham, and $32.1 million related to growth of our business and some product line expansion for construction materials and other complementary products. Inventory turns, as calculated on a trailing 12 month basis, have slowed to 3.9 times in 2006 from 4.3 times in 2005 due primarily to our significant pre-price increase inventory purchases.

Total debt outstanding increased to $265.4 million at December 31, 2006 compared to $194.8 million at December 31, 2005. This increase is attributable to increased borrowings to fund our 2006 share repurchases, our acquisition of Wickham and slightly higher working capital levels. We continue to maintain a healthy current ratio, which increased to 1.8 as of December 31, 2006 compared to 1.6 as of December 31, 2005.

Recent Developments

Recent economic trends include a slowdown in the domestic housing market, with a sharp drop in new home construction and home value deflation in many markets, and increases in short-term interest rates.  Some of the factors that have mitigated the impact of these trends on our business include the following:

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

However, a more severe and/or prolonged housing market slowdown may have a more direct impact on new pool construction that could negatively impact our sales.

OUTLOOK

We believe that the following factors will contribute to net sales growth in 2007:

•	sales expansion at our existing sales centers through:
continued execution of our sales, marketing and service programs;
the continued growth of the installed base of swimming pools;
growth in complementary product sales; and
a full year of sales from the 17 new sales centers opened in 2006.
•	sales from acquired sales centers;
•	expected product price increases of 1% to 2% passed through the supply chain; and
•	the anticipated opening of approximately 10 or 11 new sales centers in 2007.

In 2007, we expect to realize more sales growth relative to 2006 as the year unfolds based on tougher sales comparisons in the first half of the year. We believe that complementary products will continue to grow at a faster rate than our overall sales growth.

We believe that gross margins will improve slightly in 2007. However, we expect that our 2007 quarterly gross margins will be comparatively lower to 2006 in the first three quarters and higher in the fourth quarter due the benefits of our aggressive pre-price increase early buys in the first three quarters of 2006 and to our third and fourth quarter 2006 vendor incentive adjustments. The changes in our earned incentive estimates were recorded as cumulative catch-up adjustments to the amounts recognized in our 2006 financial statements at the time of the adjustments.

We expect to continue to increase our focus on supply chain management initiatives, including further expansion of international sourcing and private label opportunities, particularly where margin expansion opportunities exist. We also plan to make further advances in working capital management to achieve continued operational improvements in 2007 and beyond.

We expect a positive contribution from equity earnings from our investment in LAC in 2007. LAC’s business is highly seasonal and more heavily weighted to northern markets, with the first and fourth quarters being the slowest parts of the year and the second and third quarters being the busiest.

We project that 2007 earnings per share will be in the range of $2.00 to $2.10 per diluted share, which represents our long term guidance of 15% organic earnings per share growth plus the accretive benefits of already completed acquisitions and share repurchases. This range includes an expected $0.09 impact from stock option expensing.

Generally, execution is the primary overall factor affecting the Company’s results and weather is the most significant external factor. We believe that over the long term, we will generate sufficient cash flow and have adequate access to capital to both fund our business objectives and provide a direct return to our shareholders in the form of dividend payments.

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

As our business is seasonal, our customers’ businesses are also seasonal. Sales are lowest in the winter months, and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. We provide reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.1% for amounts currently due up to 100% for specific accounts more than 60 days past due.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2006, pretax income would change by approximately $0.6 million and earnings per share would change by approximately $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2006.

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each sales center an adequate inventory of stock keeping units (SKUs) with the highest sales volume. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently have lower velocity. Sales centers classify products into 13 classes based on sales at that location over the past 12 months. All inventory is included in these classes, except for non-stock special order items and products with less than 12 months of usage. The table below presents a description of these inventory classes:

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the sales center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past 12 months, excluding special order products not yet delivered to the customer

There is little risk of obsolescence for products in classes 1-4 because products in these classes generally turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a reserve of 5% for inventory in classes 5-13 and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% reserve for excess inventory in class 13. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months usage, on a company-wide basis.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences;
•	seasonal fluctuations in inventory levels;
•	geographical location; and
•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2006, pretax income would change by approximately $0.5 million and earnings per share would change by approximately $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2006.

Vendor Incentives

We account for vendor incentives in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our vendor arrangements provide for us to receive incentives of specified amounts of consideration, payable to us when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for such incentives as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives reduce cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentive earned based on our estimate of cumulative purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for cumulative purchases and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions. Changes in our purchasing mix also impact our incentive estimates, as incentive rates can vary depending on our volume of purchases from specific vendors. We continually revise these estimates throughout the year to reflect actual purchase levels and trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although such changes would not affect the amounts we have recorded related to product already purchased, they may lower or raise our gross margins for products sold in future periods.

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

As of December 31, 2006, and in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, United States taxes were not provided on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

We hold, through our wholly owned affiliates, cash balances in the countries in which we operate, including substantial amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions.

We have operations in 39 states and seven foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are subject to regular audits by federal, state and foreign tax authorities. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. These adjustments may include differences between the estimated deferred tax liability that we have recorded for equity earnings in unconsolidated investments and the actual taxes paid upon the return of undistributed equity earnings through a manner other than a capital transaction. As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

In June 2006, the FASB issued Interpretation No.(FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted FIN 48 effective January 1, 2007, as required, and are currently in the process of implementing the provisions of the interpretation. The cumulative impact of adopting FIN 48 will be recorded in retained earnings. We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

Incentive Compensation Accrual

We have an incentive compensation structure designed to attract, motivate and retain employees. Our incentive compensation packages include bonus plans that are specific to each group of eligible participants and their levels and areas of responsibility. The majority of our bonus plans have annual cash payments that are based primarily on objective performance criteria, with a component based on management’s discretion. We calculate bonuses as a percentage of salaries based on the achievement of certain key measurable financial and operational results, including budgeted operating income and diluted earnings per share. We generally make bonus payments at the end of February following the most recent completed fiscal year.

The objectives for our bonus plans are set at the inception of the bonus plan year using both historical information and forecasted results of operations for the current plan year. The Compensation Committee of our Board approves these objectives for certain bonus plans. We record an incentive compensation accrual at the end of each month using management’s estimate of the total overall incentives earned based on the amount of progress achieved towards the stated bonus plan objectives. During the third and fourth quarters and as of our fiscal year end, we adjust our estimated incentive compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific bonus plan objectives and management’s estimates related to the discretionary components of the bonus plans. Due to both the discretionary components of the bonus plans and the timing of the approval and payment of the annual bonuses, our estimated quarterly incentive compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts.

Intangible Assets

Our largest intangible asset is goodwill. At December 31, 2006, our goodwill balance was $154.2 million, representing 20% of total assets and 56% of stockholders’ equity. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under these rules, we test goodwill for impairment annually or at any other time when impairment indicators exist.

In October 2006, we performed our annual goodwill impairment test, which requires comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. As a result of this test, we believe the goodwill on our balance sheet is not impaired.

If circumstances change or events occur to indicate that our estimated fair value has fallen below carrying value, we will compare the estimated fair value of the goodwill to its carrying value. If the carrying value of goodwill exceeds the estimated fair value of goodwill, we will recognize the difference as an impairment loss in operating income.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2006	2005	2004
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.7	72.1	71.7
Gross profit	28.3	27.9	28.3
Selling and administrative expenses	19.5	19.1	20.0
Operating income	8.8	8.7	8.3
Interest expense, net	0.8	0.4	0.3
Income before income taxes and equity earnings	8.0	8.3	8.0

Note:	Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

The following discussion of consolidated operating results includes the operating results from acquisitions in 2006, 2005 and 2004. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following sales centers from base business for 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	new sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired sales centers on the basis of acquired sales center net sales as a percentage of total net sales.

Fiscal Year 2006 compared to Fiscal Year 2005

(Unaudited)	Base Business		Acquired		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005
Net sales	$1,653,475	$1,501,096	$256,287	$51,563	$1,909,762	$1,552,659

Gross profit	465,942	417,195	74,006	15,253	539,948	432,448
Gross margin	28.2%	27.8%	28.9%	29.6%	28.3%	27.9%

Selling and administrative expenses	316,617	284,443	55,949	12,642	372,566	297,085
Expenses as a % of net sales	19.1%	18.9%	21.8%	24.5%	19.5%	19.1%

Operating income	149,325	132,752	18,057	2,611	167,382	135,363
Operating income margin	9.0%	8.8%	7.0%	5.1%	8.8%	8.7%

For purposes of comparing operating results for the year ended December 31, 2006 to the year ended December 31, 2005, 210 sales centers were included in the base business calculations and 64 sales centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of sales center acquisitions in the table above includes the operations of the following:

Acquired	Acquisition Date	Period Excluded (1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	August - December 2006
B&B s.r.l. (Busatta)	October 2005	November - December 2005 and January - December 2006
Direct Replacements, Inc.	October 2005	November - December 2005 and January - December 2006
Horizon Distributors, Inc.	October 2005	October - December 2005 and January - December 2006
Pool Tech Distributors, Inc.	December 2004	January - February 2006 and 2005

(1) After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2006	2005	Change
Net sales	$1,909.8	$1,552.7	$357.1	23%

The increase in net sales is primarily a result of the Horizon acquisitions and the growth in our base business.

Base business sales growth was 10% in 2006 due primarily to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	estimated price increases of 3% to 4% that we passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs;
•	26% growth in complementary product sales; and
•	the opening of nine new base business sales center locations.

New product initiatives continue to be focused on our complementary products category, for which sales have grown from $3.0 million in 1999 to $180.1 million in 2006. These products, which our customers historically purchased from other suppliers, carry gross margins comparable to our traditional product categories. We no longer include Horizon’s sales in our complementary product calculations.

Gross Profit

	Year Ended December 31,
(in millions)	2006	2005	Change
Gross profit	$539.9	$432.4	$107.5	25%
Gross margin	28.3%	27.9%

Base business gross profit growth of 12% contributed $48.7 million to the increase in 2006, while acquired sales centers accounted for most of the remaining increase.

Gross margin increased 40 basis points in 2006 due primarily to the benefits achieved through our supply chain management initiatives, including our pre-price increase inventory purchases in the fourth quarter of 2005 and second quarter of 2006. We made aggressive early buy purchases during the fourth quarter of 2005 to take advantage of price discounts and to mitigate the impact of expected 2006 price increases, and we made additional pre-price increase purchases during the second quarter of 2006 that benefited our third quarter gross margins.

Our gross margin improvement also includes slightly higher margin contribution from acquired businesses and a small favorable product mix shift in 2006 to higher margin products, which is attributable to our successful sales initiatives including our expansion of parts product and complementary product offerings. The overall increase in gross margin was partially offset by lower earned vendor incentives as a percentage of total net sales in 2006. This decrease reflects a lower aggregate vendor incentive rate compared to 2005 and a slight decrease between years in our annual purchase volumes as a percentage of total net sales. The decrease in rate is due to lower incentives as a percentage of total net sales for our acquired businesses and a shift in purchasing mix to products with lower incentives, primarily complementary products.

Operating Expenses

	Year Ended December 31,
(in millions)	2006	2005	Change
Operating expenses	$372.6	$297.1	$75.5	25%
Operating expenses as a percentage of net sales	19.5%	19.1%

Operating expenses grew 25% and as a percentage of net sales increased 40 basis points in 2006 due primarily to higher expense ratios for our recently acquired businesses and start-up costs and higher expense ratios for new sales centers opened in 2006. We opened 17 sales centers in 2006 compared to only three sales centers in 2005. The 17 new locations include 11 new pool sales centers and six new Horizon sales centers. Expenses related to other investments in our business also contributed to the increase in operating expenses. We moved 24 existing sales centers to bigger locations, expanded another 16 existing sales center locations, opened two new construction material distribution centers and also launched two new value-added customer programs, among other new company initiatives in 2006. These increases in operating expenses were partially offset by lower employee bonuses in 2006 of approximately $4.0 million.

Interest Expense
Interest expense increased $8.8 million between periods as average debt outstanding was 79% higher in 2006 compared to 2005. The higher debt levels in 2006 reflect increased borrowings to fund share repurchases, acquisitions and higher working capital levels. The weighted average effective interest rate also increased to 5.8% in 2006 from 4.3% in 2005.

Income Taxes
Income taxes increased to $58.8 million in 2006 from $49.9 million in 2005 due to the $23.3 million increase in income before income taxes and equity earnings. Our effective income tax rate was 38.6% at December 31, 2006 and 38.7% at December 31, 2005 as adjusted for the impact of share-based compensation expense.

Net Income and Earnings Per Share
Net income increased 18% to $95.0 million in 2006 from $80.5 million in 2005. Net income in 2006 included $1.6 million of net equity earnings from our investment in LAC. Diluted earnings per share increased 20% to $1.74 per share in 2006 from $1.45 per share in 2005.

Fiscal Year 2005 compared to Fiscal Year 2004

(Unaudited)	Base Business		Acquired and Divested		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2005	2004	2005	2004	2005	2004
Net sales	$1,479,746	$1,299,399	$72,913	$11,454	$1,552,659	$1,310,853

Gross profit	410,721	362,786	21,727	8,048	432,448	370,834
Gross margin	27.8%	27.9%	29.8%	70.3%	27.9%	28.3%

Selling and administrative expenses	275,772	253,749	21,313	8,930	297,085	262,679
Expenses as a % of net sales	18.6%	19.5%	29.2%	78.0%	19.1%	20.0%

Operating income (loss)	134,949	109,037	414	(882)	135,363	108,155
Operating income (loss) margin	9.1%	8.4%	0.6%	(7.7)%	8.7%	8.3%

For purposes of comparing operating results for the year ended December 31, 2005 to the year ended December 31, 2004, 201 sales centers were included in the base business calculations and 45 sales centers were excluded because they were acquired within the last 15 months. The base business calculation also excludes our North American manufacturing operations of which we divested in December 2004. The full impact of share-based compensation expense has been included in the base business selling and administrative expenses. The following sales center acquisitions and manufacturing operation divestitures are excluded from the base business calculations for the periods identified:

Acquired / Divested(*)	Acquisition / Divestiture Date	Period Excluded (1)
B&B s.r.l. (Busatta)	October 2005	October - December 2005
Direct Replacements, Inc.	October 2005	October - December 2005
Horizon Distributors, Inc.	October 2005	October - December 2005
Pool Tech Distributors, Inc.	December 2004	January - December 2005
Les Industries R.P. Inc.’s manufacturing business(*)	December 2004	January - December 2004
Fort Wayne manufacturing	November 2003 / December 2004(*)	January - December 2004
SCP Pool Distributors Spain, S.L.	November 2003	January 2005 and January 2004

(1) After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Year Ended December 31,
(in millions)	2005	2004	Change
Net sales	$1,552.7	$1,310.9	$241.8	18%

Base business growth of 14% contributed to the increase in net sales, primarily due to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, which were passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs; and
•	32% growth in complementary product sales.

We continue to focus new product initiatives on our complementary products category, for which sales have grown from $3.0 million in 1999 to over $140.0 million in 2005. In 2005, complementary product sales grew 32% over 2004.

The remaining increase in net sales is attributable to acquired sales centers, including the Horizon sales centers acquired in October 2005.

Gross Profit

	Year Ended December 31,
(in millions)	2005	2004	Change
Gross profit	$432.4	$370.8	$61.6	17%
Gross margin	27.9%	28.3%

Base business gross profit growth of 13% contributed $47.9 million to the increase in 2005, while acquired sales centers accounted for the remaining increase.

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

Operating Expenses

	Year Ended December 31,
(in millions)	2005	2004	Change
Operating expenses	$297.1	$262.7	$34.4	13%
Operating expenses as a percentage of net sales	19.1%	20.0%

Operating expenses as a percentage of net sales decreased 90 basis points in 2005 as increases in employee related costs and freight expenses were offset by our ability to leverage much of our existing distribution infrastructure and personnel base to support our sales growth.

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

Income Taxes
Income taxes increased to $49.9 million in 2005 from $40.9 million in 2004 primarily due to the $24.6 million increase in income before income taxes and equity earnings. Our effective income tax rate decreased to 38.7% at December 31, 2005 from 39.2% at December 31, 2004 due primarily to the anticipated impact of certain tax advantaged business strategies.

Net Income and Earnings Per Share
Net income increased 27% to $80.5 million in 2005 from $63.4 million in 2004. Net income in 2005 included $1.5 million of net equity earnings from our investment in LAC. Diluted earnings per share increased 28% to $1.45 per share in 2005 from $1.13 per share in 2004.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2006, approximately 65% of our net sales and 93% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2006 and 2005. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$348,556	$705,703	$537,017	$318,486	$265,161	$563,978	$423,729	$299,791
Gross profit	98,048	209,000	149,995	82,905	71,951	162,681	114,605	83,211
Operating income (loss)	15,022	103,338	53,092	(4,070)	10,256	81,389	41,431	2,288
Net income (loss)	6,422	62,110	31,493	(5,001)	4,102	50,709	26,521	(876)

Net sales as a % of annual net sales	18%	37%	28%	17%	17%	37%	27%	19%
Gross profit as a % of annual
gross profit	18%	39%	28%	15%	17%	38%	26%	19%
Operating income (loss) as a % of
annual operating income	9%	62%	32%	(3)%	7%	60%	31%	2%

Balance Sheet Data
Total receivables, net	$211,578	$295,722	$211,589	$154,937	$164,507	$231,736	$152,037	$141,785
Product inventories, net	406,310	367,096	283,930	332,069	281,267	247,350	197,135	330,575
Accounts payable	267,296	207,727	111,349	177,544	219,290	165,872	99,920	174,170
Total debt	236,188	303,000	257,974	265,443	140,579	170,191	83,170	194,757

In the fourth quarter 2005 and full year 2006, our results of operations include the 40 Horizon sales centers that we acquired in October 2005. We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers. We attempt to open new sales centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

Weather is the principal external factor affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation products

Unseasonably cool weather or	•	Fewer pool and landscape installations
extraordinary amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus positively impacting our sales
(primarily in the northern half of the US)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
(primarily in the northern half of the US)

In 2006, our sales benefited from near record high temperatures across much of North America. This favorable impact was more pronounced in the first quarter of 2006, especially in our northern markets which experienced an earlier start to the pool season compared to 2005. While maintenance and impulse sales benefited from the near record high temperatures, sales tied to pool construction and pool usage were hindered by above average precipitation in the northeast and northwest. Despite 2006 being the hottest year on record nationally, sales were negatively impacted by much colder than average August and September temperatures which shortened the pool season in certain markets.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions. The same principle applies to funds used for share repurchases and capital expenditures. We prioritize our use of cash based on investing in our business, returning money to our shareholders and maintaining an adequate debt structure. Generally, we prefer to maintain a one to two times EBITDA leverage ratio. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board;
•	repurchase of common stock at Board defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2006	2005
Operating activities	$69,010	$39,453
Investing activities	(41,439)	(101,863)
Financing activities	(41,586)	68,150

Our 2006 cash provided by operations increased $29.6 million compared to 2005 due primarily to the increase in net income and the impact related to our fourth quarter 2005 early buy purchases. In 2005, our cash provided by operations was negatively impacted by early buy inventory purchases that we received and paid for in the fourth quarter of 2005. This impact is reflected in the net change in our inventory and accounts payable balances between periods, but the benefit to our 2006 cash provided by operations was largely offset by the decrease in accrued expenses which included a $27.0 million payment for estimated federal tax payments that were deferred from the second half of 2005 as allowed by the Katrina Emergency Tax Relief Act of 2005. The remaining increase in cash provided by operations is attributable to the change in our accounts receivable balance between periods.

Our 2005 cash used in investing activities included $85.7 million for our acquisition of Horizon in the fourth quarter of 2005. In 2006, our financing activities included $90.6 million of net proceeds from debt and cash related to our stock plans, offset by $111.1 million of total share repurchases and $21.1 million for the payment of our quarterly cash dividend to shareholders, which we increased in the second quarter of 2006. The impact of our common stock repurchases reduced diluted weighted average shares outstanding by approximately 1.1 million shares for the year ended December 31, 2006.

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

At December 31, 2006, there was $131.2 million outstanding and $28.4 million available for borrowing under the Revolver. The weighted average effective interest rate on the Revolver was approximately 6.1% for the year ended December 31, 2006.

At December 31, 2006, there was $60.0 million outstanding under the Term Loan of which $3.0 million is classified as current. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. Effective on June 30, 2006, the swap agreement converts our variable rate Term Loan to a fixed-rate basis until its termination on December 31, 2008. We have designated this swap as a cash flow hedge. During the year ended December 31, 2006, no gains or losses were recognized on this swap. The weighted average effective interest rate of the Term Loan was approximately 5.5% for the year ended December 31, 2006.

In March 2006, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2007. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We continue to employ this arrangement because it provides us with a lower cost form of financing. At December 31, 2006, there was $74.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.6%. We intend to renew the Receivables Facility in March 2007 with comparable or similar terms, and we do not have any reason to believe that we will not be able to do so.

As of December 31, 2006, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility. For additional information regarding the Credit Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Our Board increased the authorization for the repurchase of shares of our common stock in the open market twice during 2006, including an increase to $100.0 million in November 2006. Subsequent to year end, we repurchased an additional $20.9 million, or 572,200 shares, of our common stock on the open market leaving $71.8 million authorized for repurchases as of February 23, 2007. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and will accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. We used the net proceeds from the placement to pay down borrowings under the Credit Facility. In February 2007, we also entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010. For additional information regarding the Notes, see Note 13 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

Contractual Obligations

At December 31, 2006, our contractual obligations for long-term debt, short-term financing and operating leases were as follows (in thousands):

		Payments due by period
		Less than			5 years and
	Total	1 year	1-2 years	3-4 years	thereafter
Long-term debt	$191,157	$3,000	$9,000	$48,000	$131,157
Short-term financing	74,286	74,286	—	—	—
Operating leases	205,357	47,802	75,042	47,345	35,168
	$470,800	$125,088	$84,042	$95,345	$166,325

This table does not include estimated future interest expense related to long-term debt and short-term financing. For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. If (i) the variable rates on our Credit Facility and our Receivables Facility increased or decreased 1.0% from the rate at December 31, 2006; and (ii) we borrowed the maximum amount available under the Credit Facility ($220.0 million) and the Receivables Facility ($150.0 million) for all of 2006, then our pretax income would change by approximately $1.9 million and earnings per share would change by $0.03 per diluted share based on the number of weighed average diluted shares outstanding at December 31, 2006.

The fair value of our Revolver is not affected by changes in market interest rates. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on our Term Loan. The swap was in effect as of June 30, 2006 and terminates on December 31, 2008.

Foreign Exchange Risk

We have wholly owned subsidiaries in Canada, Mexico, the United Kingdom, France, Portugal, Spain and Italy. In the past, we have not hedged our foreign currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the size of our foreign operations, however, we do not anticipate that exposure to foreign currency rate fluctuations will be material in 2007.

Functional Currencies
Canada	Canadian Dollar
Mexico	Peso
United Kingdom	British Pound
France	Euro
Portugal	Euro
Spain	Euro
Italy	Euro

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation (formerly SCP Pool Corporation) as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 7 to the consolidated financial statements, the Company changed its method of accounting for stock-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 28, 2007

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
		(As Adjusted - See Note 7)	(As Adjusted - See Note 7)
Net sales	$1,909,762	$1,552,659	$1,310,853
Cost of sales	1,369,814	1,120,211	940,019
Gross profit	539,948	432,448	370,834
Selling and administrative expenses	372,566	297,085	262,679
Operating income	167,382	135,363	108,155
Interest expense, net	15,196	6,434	3,855
Income before income taxes and equity earnings	152,186	128,929	104,300
Provision for income taxes	58,759	49,941	40,894
Equity earnings in unconsolidated investments, net	1,597	1,467	—
Net income	$95,024	$80,455	$63,406

Earnings per share:
Basic	$1.83	$1.53	$1.20
Diluted	$1.74	$1.45	$1.13
Weighted average shares outstanding:
Basic	51,866	52,445	52,838
Diluted	54,662	55,665	55,911

Cash dividends declared per common share	$0.405	$0.34	$0.20

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2006	2005
		(As Adjusted - See Note 7)
Assets
Current assets:
Cash and cash equivalents	$16,734	$26,866
Receivables, net	51,116	42,809
Receivables pledged under receivables facility	103,821	98,976
Product inventories, net	332,069	330,575
Prepaid expenses	8,005	5,190
Deferred income taxes	7,676	3,727
Total current assets	519,421	508,143

Property and equipment, net	33,633	25,598
Goodwill	154,244	139,546
Other intangible assets, net	18,726	22,838
Equity interest investments	32,509	29,907
Other assets, net	16,029	14,818
Total assets	$774,562	$740,850

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$177,544	$174,170
Accrued and other current liabilities	35,610	73,441
Short-term financing	74,286	65,657
Current portion of long-term debt and other long-term liabilities	4,350	1,350
Total current liabilities	291,790	314,618

Deferred income taxes	15,023	13,274
Long-term debt	188,157	129,100
Other long-term liabilities	1,908	2,134
Total liabilities	496,878	459,126

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 50,929,665 and 52,414,883 shares
issued and outstanding at December 31, 2006
and 2005, respectively	50	52
Additional paid-in capital	148,821	119,770
Retained earnings	129,932	160,684
Treasury stock	(7,334)	(921)
Accumulated other comprehensive income	6,215	2,139
Total stockholders' equity	277,684	281,724
Total liabilities and stockholders' equity	$774,562	$740,850

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2006	2005	2004
		(As Adjusted - See Note 7)	(As Adjusted - See Note 7)
Operating activities
Net income	$95,024	$80,455	$63,406
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation	8,162	5,410	5,895
Amortization	4,742	3,998	4,334
Share-based compensation	7,204	5,966	7,060
Excess tax benefits from share-based compensation	(14,627)	(13,473)	(3,621)
Provision for doubtful accounts receivable, net of write-offs	1,217	(332)	(774)
Provision for inventory obsolescence, net	902	115	(51)
Change in deferred income taxes	(4,521)	(7,292)	(1,604)
Loss on sale of property and equipment	73	133	43
Equity earnings in unconsolidated investments	(2,602)	(2,386)	—
Changes in operating assets and liabilities,
net of effects of acquisitions and divestitures:
Receivables	(5,301)	(13,394)	(12,879)
Product inventories	5,882	(103,579)	(2,681)
Prepaid expenses and other assets	(1,054)	(934)	(2,300)
Accounts payable	(5,269)	41,932	(6,880)
Accrued expenses and other current liabilities	(20,822)	42,834	7,950
Net cash provided by operating activities	69,010	39,453	57,898

Investing activities
Acquisition of businesses, net of cash acquired	(26,662)	(89,963)	(644)
Equity interest investments	—	(3,539)	(7,702)
Purchase of property and equipment, net of sale proceeds	(14,777)	(8,361)	(6,063)
Net cash used in investing activities	(41,439)	(101,863)	(14,409)

Financing activities
Proceeds from revolving line of credit	442,495	364,383	340,104
Payments on revolving line of credit	(380,438)	(345,703)	(328,584)
Proceeds from asset-backed financing	93,347	67,133	66,522
Payments on asset-backed financing	(84,718)	(44,071)	(66,345)
Proceeds from long-term debt	—	60,000	—
Payments on long-term debt and other long-term liabilities	(1,514)	(1,350)	(2,023)
Payments of capital lease obligations	(257)	—	—
Payment of deferred financing costs	(156)	(243)	(483)
Excess tax benefits from share-based compensation	14,627	13,473	3,621
Issuance of common stock under stock option plans	7,220	4,481	2,574
Payment of cash dividends	(21,080)	(17,862)	(10,706)
Purchase of treasury stock	(111,112)	(32,091)	(40,823)
Net cash provided by (used in) financing activities	(41,586)	68,150	(36,143)
Effect of exchange rate changes on cash	3,883	(636)	1,604
Change in cash and cash equivalents	(10,132)	5,104	8,950
Cash and cash equivalents at beginning of year	26,866	21,762	12,812
Cash and cash equivalents at end of year	$16,734	$26,866	$21,762

Supplemental cash flow information	Year Ended December 31,
	2006	2005	2004
Cash paid during the year for:
Interest	$14,823	$5,660	$2,965
Income taxes, net of refunds	74,822	14,313	36,053

See Note 2 for the net assets acquired and liabilities assumed for acquisitions recorded using the purchase method of accounting.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, amounts in Dollars except share data)

(2003, 2004 and 2005 as adjusted - see Note 7)
						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2003	53,222	53	—	81,699	117,382	1,275	200,409
Net income	—	—	—	—	63,406	—	63,406
Foreign currency translation	—	—	—	—	—	1,582	1,582
Interest rate swaps, net of tax of $11	—	—	—	—	—	17	17
Comprehensive income, net of tax							65,005
Treasury stock, 1,568 shares
of common stock	—	—	(40,823)	—	—	—	(40,823)
Retirement of treasury shares	(1,568)	(1)	40,823	—	(40,822)	—	—
Unearned compensation	—	—	—	424	—	—	424
Share-based compensation	—	—	—	7,040	—	—	7,040
Exercise of stock options
including tax benefit of $3,621	419	—	—	5,048	—	—	5,048
Declaration of cash dividends	—	—	—	—	(10,706)	—	(10,706)
Issuance of restricted stock	55	—	—	—	—	—	—
Employee stock purchase plan	58	—	—	1,147	—	—	1,147
Balance at December 31, 2004	52,186	52	—	95,358	129,260	2,874	227,544
Net income	—	—	—	—	80,455		80,455
Foreign currency translation	—	—	—	—	—	(634)	(634)
Interest rate swap, net of tax of $63	—	—	—	—	—	(101)	(101)
Comprehensive income, net of tax							79,720
Treasury stock, 964 shares
of common stock	—	—	(32,091)	—	—	—	(32,091)
Retirement of treasury shares	(939)	(1)	31,170	—	(31,169)	—	—
Unearned compensation	—	—	—	389	—	—	389
Share-based compensation	—	—	—	6,069	—	—	6,069
Exercise of stock options
including tax benefit of $13,473	1,124	1	—	16,757	—	—	16,758
Declaration of cash dividends	—	—	—	—	(17,862)	—	(17,862)
Employee stock purchase plan	44	—	—	1,197	—	—	1,197
Balance at December 31, 2005	52,415	52	(921)	119,770	160,684	2,139	281,724
Net income	—	—	—	—	95,024		95,024
Foreign currency translation	—	—	—	—	—	3,854	3,854
Interest rate swap, net of tax of $76	—	—	—	—	—	222	222
Comprehensive income, net of tax							99,100
Treasury stock, 2,802 shares
of common stock	—	—	(111,112)	—	—	—	(111,112)
Retirement of treasury shares	(2,616)	(3)	104,699	—	(104,696)	—	—
Unearned compensation	—	—	—	262	—	—	262
Share-based compensation				6,942			6,942
Exercise of stock options
including tax benefit of $14,627	1,072	1	—	19,948	—	—	19,949
Declaration of cash dividends	—	—	—	—	(21,080)	—	(21,080)
Employee stock purchase plan	58	—	—	1,899	—	—	1,899
Balance at December 31, 2006	50,929	50	(7,334)	148,821	129,932	6,215	277,684

The accompanying Notes are an integral part of these Consolidated Financial Statements.

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2006, Pool Corporation and its wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 274 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: The SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon Distributors (Horizon) network.

Basis of Presentation and Principles of Consolidation

We prepared the consolidated financial statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results.

The consolidated financial statements include the accounts of Pool Corporation and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions among our wholly owned subsidiaries. We account for our investment in Latham Acquisition Corporation (LAC), which was a 42% interest when acquired in December 2004 and has been a 38% interest since September 2005, and our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interests in these investments.

Use of Estimates

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates are those relating to the allowance for doubtful accounts, the inventory reserve, vendor incentives, income taxes and incentive compensation accruals. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Segment Reporting

Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the way that public companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. POOL’s management evaluates our sales centers based upon their individual performance relative to predetermined standards that include both financial and operational measures. Additionally, POOL’s management makes decisions about how to allocate resources primarily on a sales center-by-sales center basis. Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment.

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

Stock Split

In August 2004, our Board of Directors declared a three-for-two stock split of our common stock, which was paid in the form of a stock dividend on September 10, 2004 to the stockholders of record at the close of business on August 23, 2004. Accordingly, all 2004 share and per share data and the related capital amounts reflect the effects of this split.

Earnings Per Share

In accordance with SFAS 128, Earnings per Share, we calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock awards.

Financial Instruments

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying amount of long-term debt approximates fair value as it bears interest at variable rates. The carrying value of interest rate swap agreements is based on quoted market rates at each balance sheet date.

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

	2006	2005	2004
Balance at beginning of year	$4,211	$3,138	$3,843
Acquisition of businesses, net	(536)	1,160	—
Bad debt expense	3,420	1,850	1,308
Write-offs, net of recoveries	(2,203)	(1,937)	(2,013)
Balance at end of year	$4,892	$4,211	$3,138

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods purchased from manufacturers for resale to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by category with particular emphasis on stock keeping units with the weakest sales over the previous 12 months. The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences;
•	seasonal fluctuations in inventory levels;
•	geographical location; and
•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2006	2005	2004
Balance at beginning of year	$3,875	$3,085	$3,115
Acquisition of businesses, net	350	685	—
Provision for inventory writedowns	1,196	808	346
Deduction for inventory write-offs	(644)	(703)	(376)
Balance at end of year	$4,777	$3,875	$3,085

Vendor Incentives

We account for vendor incentives in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration, payable to us when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for such incentives as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives reduce cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentive earned based on our estimate of cumulative purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual incentives earned based on actual purchase levels and trends. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor incentives that are deferred in inventory. In accordance with EITF 02-16, we recognize changes in our estimates for vendor incentives as a cumulative catch-up adjustment to the amounts recognized to date in our financial statements.

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 - 10 years (1)
Autos and trucks	3 years
Machinery and equipment	10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

(1) For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2006	2005	2004
$8,162	$5,410	$5,898

Acquisitions

In accordance SFAS No. 141, Business Combinations, we account for acquisitions using the purchase method of accounting and allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values. We revise these estimates as necessary if any additional information becomes available during a one year allocation period from the date of acquisition. These revisions may include working capital adjustments based on new or additional facts about the business, final estimates of acquired assets and assumed liabilities and changes in the purchase price due to updated estimates or the resolution of items related to contingent consideration. We include the results of operations of acquisitions in our Consolidated Financial Statements as of the acquisition date.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. In accordance with these rules, we test goodwill and other indefinite lived intangible assets for impairment annually or at any other time when impairment indicators exist. For our annual goodwill impairment test, we compare our estimated fair value of each reporting unit to its carrying value, including goodwill. For additional discussion of goodwill and other intangible assets, see Note 3.

Self Insurance

We are self-insured for employee health benefits, workers’ compensation coverage and property and casualty insurance. We have limited our exposure by maintaining excess and aggregate liability coverage for each of these items. We establish self-insurance reserves based on known claims and estimates of claims incurred but not reported that we obtain from third-party service providers. Our management reviews these reserves based on consideration of various factors, including but not limited to the age of existing claims, estimated settlement amounts and other historical claims data.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2006	2005	2004
$9,463	$7,763	$6,830

Income Taxes

We record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future. For additional discussion of income taxes, see Note 8.

Share-Based Compensation

We account for our employee stock options under SFAS 123(R), Share-Based Payment, which requires companies to recognize compensation cost for stock options and other stock-based awards based on their estimated fair value as measured on the grant date. We have selected a Black-Scholes model for estimating the grant date fair value of share-based payments under FAS 123(R) and we used the modified-retrospective transition method. As such, all prior period financial statements have been adjusted to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123, Accounting for Stock-Based Compensation, as corrected for immaterial amounts of compensation cost associated with our employee stock purchase plan. For additional discussion of share-based compensation, see Note 7.

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

We record revenue when customers take delivery of products. Customers may pick up products at any sales center location, or products may be delivered via our trucks or third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point.

We may offer volume incentives, which we accrue monthly as an adjustment to net sales. We record customer returns, including those associated with early buy programs, as an adjustment to net sales. In the past, customer returns have not been material.

We report revenue net of tax amounts that we collect from our customers and remit to governmental authorities. These tax amounts may include, but are not limited to, sales, use, value added and some excise taxes.

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

In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. We designated this swap as a cash flow hedge. We recognize any  differences paid or received on the interest rate swap as an adjustment to interest expense over the life of the swap. The swap was in effect as of June 30, 2006 and terminates on December 31, 2008.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales, and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2006	2005	2004
$32,682	$27,332	$23,261

Reclassifications

We have corrected the classification of our deferred tax balances in the Consolidated Balance Sheet as of December 31, 2005. This reclassification did not impact total net assets, net income, earnings per share or cash provided by operations as previously reported. For additional discussion of deferred income taxes, see Note 8.

We also corrected the classification of share-based compensation expense in the 2004 Consolidated Statement of Cash Flows.  The impact of this reclassification was a $0.7 million increase in net cash provided by operations and an offsetting increase in net cash used in investing activities.  This reclassification had no effect on net income or earnings per share as previously reported.

Note 2 - Acquisitions and Divestitures

2006 Acquisitions

In August 2006, we acquired all of the outstanding stock of Wickham Supply, Inc. and Water Zone, LP (collectively Wickham), a leading regional irrigation products distributor. Wickham operates 14 distribution sales centers with 13 locations throughout Texas and one location in Georgia. We have included the results of operations for Wickham in our Consolidated Financial Statements since the acquisition date. Our purchase price allocations for Wickham have been completed on a preliminary basis, subject to adjustment should new or additional facts about the business become known. We expect to finalize the allocations by the third quarter of 2006.

2005 Acquisitions

In October 2005, we acquired all of the outstanding stock of Automatic Rain Company through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. (Horizon). Horizon is a leading regional wholesale distributor of irrigation and landscape products serving professional contractors in the landscape construction and maintenance markets. We believe this transaction brings added depth and diversity to our operations through an extension of our non-core swimming pool product offerings and furthers our objective of being the resource for pool and landscaping contractors. Horizon is a natural addition to our business, as irrigation and landscaping are often key components to completing a swimming pool installation or remodel.

The purchase price for the issued and outstanding stock of Automatic Rain Company was approximately $87.1 million in cash, which includes approximately $1.4 million in working capital adjustments that were recorded as of December 31, 2005, and paid subsequent to year end. The purchase price was determined based on our negotiations with the former shareholders of Automatic Rain Company and our valuation considerations, which included historical and prospective earnings, net asset value and other valuation considerations consistent with our historical valuation of acquisitions.

We accounted for the acquisition as a purchase business combination with the purchase price preliminarily allocated to the fair values of the acquired assets net of assumed liabilities. In connection with the acquisition, we recorded other intangible assets totaling $14.4 million for the estimated fair value of a tradename, a non-compete agreement and certain employment contracts. We also recorded $33.0 million of goodwill in connection with the acquisition, which we expect to be fully deductible for tax purposes.

During the first quarter of 2006, we made a purchase price allocation adjustment that lowered the estimated fair value of non-compete provisions within the employment contracts of certain members of Horizon’s management team. During the third quarter of 2006, we made a $0.7 million purchase price allocation adjustment that reduced the allowance for doubtful accounts. Based on better collections, the realized value of the accounts receivable was higher than originally estimated. With these adjustments, we have finalized the purchase price allocations for our acquisition of Automatic Rain Company. Horizon's  results of operations are included in the Consolidated Statements of Income since the acquisition date.

The following table summarizes the final estimated fair values of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current assets	$64,851
Property and equipment, net	3,875
Goodwill	34,963
Other intangible assets	11,800
Other assets	176
Total assets acquired	115,665
Current liabilities	28,538
Net assets acquired	$87,127

The components of intangible assets listed in the table above as of the acquisition date are as follows (in thousands):

Horizon tradename (indefinite life)	$8,400
Non-compete agreement (5 year useful life)	2,400
Employment contracts (2.9 year weighted average useful life)	1,000
Total other intangible assets	$11,800

We determined that the Horizon tradename has an indefinite life, and therefore it is not subject to amortization. We are amortizing the non-compete agreement and employee contracts using the straight-line method over their estimated useful lives.

In October 2005, we also acquired B&B s.r.l. (Busatta), a swimming pool supply distributor based in the northwestern Italian city of San Bernardo d'Ivrea, near Turin, as well as the assets of Direct Replacements, Inc., a Marietta, Georgia packaged pool distributor. Busatta is our first location in Italy and allows us to further our presence in the European market. We have included the results of operations for Busatta and Direct Replacements, Inc. in our Consolidated Financial Statements since the respective acquisition dates. We have finalized the purchase price allocations for these acquisitions.

2004 Acquisitions and Divestitures

In December 2004, we acquired certain assets of Latham International LP’s Canadian subsidiary, Pool Tech Distribution Inc., (Pool Tech or the Pool Tech Acquisition). Pool Tech distributes swimming pool supplies and equipment through three sales centers in Ontario, Canada. We funded this transaction primarily through the exchange of manufacturing assets held by our subsidiary, Les Industries R.P. Inc. As a part of this transaction, we also completed the divestiture of our manufacturing assets located in Fort Wayne, Indiana to LAC. In exchange for these assets and cash consideration, we received a 42% interest in LAC. Our decision to divest of our manufacturing facilities in Canada and Indiana allows us to focus on our core distribution business while our investment in LAC provides us with a strategic relationship with an important supplier.

Other intangible assets include the estimated fair value of the non-compete agreement related to Pool Tech, which we are amortizing on a straight-line basis over the five year contractual life. We recorded a $0.2 million gain on the exchange, the entire amount of which was deferred and recorded as a reduction of our investment in LAC. We disposed of approximately $12.9 million of goodwill in connection with the divestiture of our manufacturing assets in Canada and Indiana. In connection with this transaction, LAC acquired the business of Latham International, LP, a manufacturer of vinyl swimming pool liners, polymer and steel panels, steps and related swimming pool products based in Albany, New York.

We have included the results of operations for Pool Tech in our Consolidated Financial Statements since the acquisition date. We account for our interest in LAC using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in LAC.

Note 3 - Goodwill and Other Intangible Assets

In October 2006, we performed our annual goodwill impairment test.  As a result of this test, we believe the goodwill on our balance sheet is not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2004	$104,684
Acquired goodwill	37,015
Purchase price adjustments, net	(2,153)
Balance at December 31, 2005	139,546
Acquired goodwill	14,613
Purchase price adjustments, net	85
Balance at December 31, 2006	$154,244

Purchase price adjustments in 2006 represent final adjustments for the Horizon acquisition, the write-off of a $2.1 million deferred tax liability related to a previous acquisition and final adjustments related to our other 2005 acquisitions. Purchase price adjustments in 2005 represent payment of contingent amounts related to the 2003 Quebec acquisition and certain adjustments related to the Pool Tech acquisition.

Other intangible assets consist of the following (in thousands):

	December 31,
	2006	2005
Tradename (indefinite life)	$8,400	$8,400
Non-compete agreements (5.0 year weighted average useful life)	18,561	15,605
Employment contracts (2.9 year weighted average useful life)	1,000	3,600
Distribution agreement (5 year useful life)	6,115	6,115
	34,076	33,720
Less accumulated amortization	(15,350)	(10,882)
	$18,726	$22,838

The tradename has an indefinite useful life, and therefore is not subject to amortization, but is subject to periodic impairment testing under FAS 142. The non-compete and distribution agreements have finite useful lives, and as such, we amortize these agreements using the straight-line method over their respective contractual terms. Other intangible amortization expense was $4.6 million and $3.9 million in 2006 and 2005, respectively.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2007	$4,365
2008	3,146
2009	1,445
2010	1,014
2011	356

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2006	2005
Receivables:
Trade accounts	$18,952	$10,462
Trade accounts, pledged	103,821	98,976
Vendor incentives	34,085	32,120
Other	2,971	4,438
	159,829	145,996
Less allowance for doubtful accounts	(4,892)	(4,211)
	$154,937	$141,785

Property and equipment:
Land	$1,621	$1,257
Building	1,342	1,342
Leasehold improvements	14,360	10,597
Autos and trucks	1,388	880
Machinery and equipment	17,439	14,632
Computer equipment	18,737	16,156
Furniture and fixtures	11,842	8,488
	66,729	53,352
Less accumulated depreciation	(33,096)	(27,754)
	$33,633	$25,598

Accrued expenses and other current liabilities:
Salaries, bonuses and profit sharing	$19,006	$24,022
Current deferred tax liability	4,039	4,546
Other (1)	12,565	44,873
	$35,610	$73,441

Other assets, net:
Non-current deferred income taxes	$12,742	$9,756
Other	3,287	5,062
	$16,029	$14,818

Other long-term liabilities:
Purchase price payments to Litehouse, net	$341	$741
Payments due - non-compete agreements, net	70	1,049
Other	1,497	344
	$1,908	$2,134

(1) The 2005 balance includes $27.0 million of income taxes payable related to the deferral of estimated income tax payments as allowed by the Hurricane Katrina Tax Relief Act of 2005.

Note 5 - Debt

The components of our long-term debt for the past two years were as follows (in thousands):

	December 31,
	2006	2005
Revolving Line of Credit, variable rate (described below)	$131,157	$69,100
Term Loan, variable rate (described below)	60,000	60,000
	191,157	129,100
Less current portion	(3,000)	—
Total long-term debt	$188,157	$129,100

As amended on December 20, 2005, our unsecured syndicated senior credit facility (the Credit Facility), which matures on December 20, 2010, now provides for $220.0 million in borrowing capacity including a $160.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). During the third quarter of 2006, we exercised the $40.0 million accordion feature under the Revolver, which increased our borrowing capacity from $180.0 million to $220.0 million. The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.

At December 31, 2006, there was $131.2 million outstanding and $28.4 million available for borrowing under the Revolver. The weighted average effective interest rate of the Revolver was approximately 6.1% for the year ended December 31, 2006.

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

At December 31, 2006, there was $60.0 million outstanding on the Term Loan. Of the total outstanding balance, $57.0 million is classified as long-term and payments totaling $3.0 million are classified as current. Our scheduled quarterly principal installments on the Term Loan begin on March 31, 2007. Future payments on the Term Loan will be $3.0 million in 2007, $3.0 million in 2008, $6.0 million in 2009 and $48.0 million in 2010. The weighted average effective interest rate of the Term Loan was approximately 5.5% for the year ended December 31, 2006.

In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. Effective on June 30, 2006, the swap agreement converts our variable rate Term Loan to a fixed-rate basis until its termination on December 31, 2008. We record any differences paid or received on the interest rate swap as an adjustment to interest expense over the life of the swap. We have designated this swap as a cash flow hedge and we record the changes in the fair value of the swap to accumulated other comprehensive income.

During the year ended December 31, 2006, no gains or losses were recognized on this swap and there was no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to the swap agreement included in interest expense was $0.2 million. At December 31, 2006, the fair value of the swap agreement was a $0.2 million unrealized gain in the Consolidated Balance Sheet.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect domestic subsidiaries. The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. Financial covenants include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy). The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided that we are not in default or no event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.

In March 2006, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2007. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We employed this arrangement because it provides us with a lower cost form of financing. The Receivables Facility has numerous restrictive covenants, which require that we maintain a minimum average total leverage ratio, fixed charge coverage ratio and minimum net worth ratio. At December 31, 2006 there was $74.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.6%.

As of December 31, 2006, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

We capitalize financing costs we incur related to implementing and amending our debt. These costs are recorded as other assets on our Consolidated Balance Sheets and amortized over the contractual life of the related debt. The changes in deferred financing costs are as follows (in thousands):

	2006	2005
Balance at beginning of year	$726	$2,010
Financing cost deferred	155	243
Write off fully amortized financing costs	(25)	(1,527)
Balance at end of year	856	726
Less accumulated amortization	(242)	(134)
	$614	$592

Note 6 - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. Total comprehensive income for the past three years (in thousands) was:

2006	2005	2004
$99,100	$79,720	$65,005

Accumulated other comprehensive income as presented on the Consolidated Balance Sheets consists of the following components (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at December 31, 2004	$2,874	$—	$2,874
Net change	(634)	(101)	(735)
Balance at December 31, 2005	2,240	(101)	2,139
Net change	3,854	222	4,076
Balance at December 31, 2006	$6,094	$121	$6,215

Note 7 - Share-Based Compensation

We adopted SFAS 123(R) on January 1, 2006 using a Black-Scholes-Merton option valuation model and the modified retrospective transition method. Prior to January 1, 2006, we accounted for stock option awards under the intrinsic value method prescribed by APB 25, as permitted by SFAS 123, Accounting for Stock-Based Compensation. Accordingly, we did not record compensation expense for options issued with an exercise price equal to the stock’s market price on the grant date. As of January 1, 2006, we have adjusted all prior period financial statements and the related footnote disclosures to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123, as corrected for immaterial amounts of compensation cost associated with our employee stock purchase plan.

Share-Based Plans

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

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan (the Director Plan) permits the Board to grant stock options to each non-employee director. No more than 1,350,000 shares may be issued under this plan. Granted options have an exercise price equal to our stock’s market price on the grant date. The options generally may be exercised one year after the grant date, and they expire ten years after the grant date. The Director plan expired during 2006.

Stock Option Awards

The following is a summary of the stock option activity under our stock option plans for the year ended December 31, 2006:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance at December 31, 2005	6,796,687	$10.69
Granted	598,800	38.84
Exercised	1,072,286	4.94
Forfeited	51,242	23.05
Balance at December 31, 2006	6,271,959	$14.26	5.13	$156,228,227

Exercisable at December 31, 2006	3,702,377	$7.61	3.68	$116,847,018

The table below summarizes information about stock options outstanding and exercisable at December 31, 2006:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of exercise prices	Shares	Contractual Life	Exercise Price	Shares	Exercise Price
$ 0.00 to $ 5.99	1,896,064	2.49 years	$3.40	1,896,064	$3.40
$ 6.00 to $ 11.99	1,879,201	5.03 years	10.75	1,368,893	10.29
$ 12.00 to $ 17.99	767,101	5.19 years	13.08	295,503	13.25
$ 18.00 to $ 23.99	597,226	7.13 years	21.67	69,000	21.67
$ 24.00 to $ 29.99	36,500	7.53 years	26.74	12,750	26.91
$ 30.00 to $ 47.30	1,095,867	8.65 years	35.45	60,167	31.51
$ 0.00 to $ 47.30	6,271,959	5.13 years	14.26	3,702,377	7.61

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
((In thousands, except share data)	2006	2005	2004
Options exercised	1,072,286	1,124,241	421,290
Cash proceeds	$5,287	$3,311	$1,486
Intrinsic value of options exercised	$39,921	$35,788	$9,603
Tax benefits realized	$15,414	$14,133	$3,886

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2006		2005		2004
Expected volatility	30.8%		30.3%		35.0%
Expected term	6.0	years	7.0	years	7.0	years
Risk-free interest rate	4.33%		4.22%		3.87%
Expected dividend yield	1.0%		1.0%		—

Grant date fair value	$13.27		$11.34		$9.67

We calculated expected volatility over the expected term of the awards based on our historical volatility. In prior years, we used monthly price observations for our historical volatility calculation. In 2006, we began using weekly price observations for our historical volatility calculation because we believe that they provide a more appropriate measurement of volatility given the trading patterns of our common stock. We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

For purposes of recognizing share-based compensation expense, we ratably expense the estimated fair value of employee stock options over the options’ requisite service period. Generally, the requisite service period for our share-based awards is the vesting period. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method.

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2006	2005	2004
Share-based compensation expense	$6,554	$5,344	$5,679
Recognized tax benefits	2,525	2,078	2,215

In 2006, we modified certain stock option agreements to reflect the proper grant dates and exercise prices. There was no material impact related to the modification of these stock option agreements. As such, we did not recognize any additional share-based compensation expense.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our stock option plans for the year ended December 31, 2006:

	Shares	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Balance unvested at December 31, 2005	52,400
Granted (at market price)	—
Vested	2,500
Forfeited	—
Balance unvested at December 31, 2006	49,900	7.14	$1,954,583

Vested at December 31, 2006	5,000	7.61	$195,850

The restricted stock awards generally vest five years from the grant date, and expire ten years from the grant date. At December 31, 2006, the unamortized compensation expense related to the restricted stock awards totaled $0.4 million, which will be recognized over a weighted average period of 2.1 years. The total fair value of restricted stock awards vested during the years ended December 31, 2006 and 2005 was $0.1 million for each year. No restricted stock awards vested during 2004. Total share-based compensation expense recognized related to these restricted stock awards was $0.2 million, $0.3 million and $0.2 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Prior to the adoption of SFAS 123(R), we recorded restricted stock awards as unearned compensation, a reduction of stockholders’ equity, based on the quoted fair market value of our common stock on the date of grant. We adjusted the common stock balances on the date of grant to reflect the issuance of the restricted stock awards. We recorded compensation expense ratably over the vesting period with an offsetting credit to the unearned compensation balance. Under the provisions of SFAS 123(R), restricted stock awards are not deemed to be issued until the end of the vesting period. As such, we reclassified the unearned compensation balance to additional paid-in capital upon adoption and we recognize compensation cost over the requisite service period with an offsetting credit to additional paid-in capital.

Employee Stock Purchase Plan

In March 1998, the Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (the ESPP). Under our ESPP, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

a.	the closing price of our common stock at the end of a six month plan period ending either June 30 or December 31; or
b.	the average of the beginning and ending closing prices of our common stock for such six month period.

No more than 956,250 shares of our common stock may be issued under our ESPP. For the two plan periods in each year presented below, we awarded the following aggregate share amounts:

2006	2005	2004
49,666	49,795	56,622

Share-based compensation expense related to our ESPP was $0.4 million in 2006, $0.3 million in 2005 and $0.4 million in 2004. The grant date fair value for the most recent purchase period ended December 31, 2006 was $5.88 per share.

Impact of Adoption of SFAS 123(R)

The impact of the adoption of SFAS 123(R) on our Consolidated Statements of Income and Consolidated Statements of Cash Flows is as follows (in thousands, except per share data):

	Year Ended December 31,
	2006	2005	2004
	Increase/(decrease)	Increase/(decrease)	Increase/(decrease)
Income before income taxes and equity earnings	$(6,942)	$(4,894)	$(5,439)
Provision for income taxes	(2,680)	(1,728)	(1,904)
Net income	(4,262)	(3,166)	(3,535)

Earnings per share:
Basic	$(0.08)	$(0.04)	$(0.07)
Diluted	$(0.08)	$(0.05)	$(0.08)

Net cash provided by operating activities	$786	$1,368	$722
Net cash used in financing activities	(786)	(1,368)	(722)

The impact of the adoption of SFAS 123(R) on our Consolidated Balance Sheet at January 1, 2005 is as follows (in thousands):

Increase/ (decrease)
Deferred income taxes (included in Other assets, net)	$7,209
Additional paid-in capital	18,631
Retained earnings	(12,514)
Unearned compensation	1,092

Note 8 - Income Taxes

Income from continuing operations before the provision for income taxes is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2006	2005	2004
United States	$147,345	$124,679	$98,785
Foreign	4,841	4,250	5,515
Total	$152,186	$128,929	$104,300

The provision for income taxes consisted of the following (in thousands):

		Year Ended December 31,
		2006	2005	2004
Current:
	Federal	$49,603	$44,864	$32,692
	State and other	8,812	8,381	7,738
		58,415	53,245	40,430
Deferred:
	Federal	362	(2,844)	793
	State and other	(18)	(460)	(329)
		344	(3,304)	464
Total		$58,759	$49,941	40,894

We made payments related to income taxes totaling $74.8 million in 2006 and $14.3 million in 2005. We deferred our third and fourth quarter 2005 estimated federal tax payments as allowed by the Katrina Emergency Tax Relief Act of 2005 (the Act). These payments of approximately $27.0 million were paid in October 2006.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2006	2005	2004
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	3.61	3.74	4.21
Total effective tax rate	38.61%	38.74%	39.21%

We recorded equity earnings in LAC net of income tax expense of $1.0 million and $0.9 million in 2006 and 2005, respectively. These amounts are not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Product inventories	$5,380	$3,078
Accrued expenses	1,482	649
Allowance for doubtful accounts	814	-
Total current deferred tax assets	7,676	3,727

Leases	1,073	751
Stock options	10,483	8,744
Depreciation	331	-
Other	855	261
Total non-current deferred tax assets	12,742	9,756
Total deferred tax assets	20,418	13,483

Deferred tax liabilities:
Trade discounts on purchases	2,726	1,887
Prepaid expenses	1,313	1,171
Allowance for doubtful accounts	-	146
Accumulated other comprehensive income	-	1,342
Total current deferred tax liabilities	4,039	4,546

Intangible assets, primarily goodwill	13,099	11,775
Equity earnings in unconsolidated interests	1,924	919
Depreciation	-	580
Total non-current deferred tax liabilities	15,023	13,274
Total deferred tax liabilities	19,062	17,820

Net deferred tax asset (liability)	$1,356	$(4,337)

As presented in the Consolidated Statements of Cash Flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision, the change in deferred income taxes related to the increase in equity earnings in unconsolidated interests and the change in deferred income taxes related to the estimated tax impact of accumulated other comprehensive income.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. This benefit, which we record in stockholders’ equity, was $14.6 million in 2006 and $13.5 million in 2005.

As of December 31, 2006, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required.

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. We will adopt FIN 48 as of January 1, 2007, as required. The cumulative impact of adopting FIN 48 will be recorded in retained earnings. We do not expect that the adoption of FIN 48 will have a material impact our financial position and results of operations. We anticipate that the accounting for FIN 48 may provide for greater volatility in our effective income tax rate as items are derecognized or there are changes in measurement recorded in interim periods.

Note 9 - Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding (in thousands):

	Year Ended December 31,
	2006	2005	2004
Net income	$95,024	$80,455	$63,406

Weighted average common shares outstanding:
Basic	51,866	52,445	52,838
Effect of dilutive securities:
Stock options	2,758	3,185	3,046
Restricted stock awards	30	24	10
Employee stock purchase plan	8	11	17
Diluted	54,662	55,665	55,911

Note 10 - Commitments and Contingencies

We lease facilities for our corporate office, sales centers, vehicles and equipment under non-cancelable operating leases that expire in various years through 2027. Most of our leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight-line basis over the minimum lease term. The table below presents rent expense associated with operating leases for the past three years (in thousands):

2006	2005	2004
$58,398	$43,513	$38,513

The table below sets forth the approximate future minimum lease payments as of December 31, 2006 related to non-cancelable operating leases with initial terms of one year or more (in thousands):

2007	47,802
2008	41,406
2009	33,637
2010	26,241
2011	21,104
Thereafter	35,168

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

Note 11 - Related Party Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space. We amended the lease agreement in May 2005. The amended agreement has a 10 year term and, as of December 31, 2006, we pay rent of $56,600 per month.

In October 1999, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Mandeville, Louisiana. The sole member of S&C Development, LLC is A. David Cook, a POOL executive officer. The original seven year lease term commenced on January 1, 2000 and was set to expire on December 31, 2006. We renewed this lease for an additional seven year lease term, at a monthly rent of $7,031. The lease will expire on December 31, 2013.

In January 2002, we entered into a lease agreement with S&C Development, LLC for additional warehouse space adjacent to our Mandeville sales center. The original five year lease term commenced on February 4, 2002, and was set to expire on December 31, 2006. We renewed this lease for an additional seven year lease term at a monthly rent of $4,840. The total $11,871 monthly lease payment is for both facilities consisting of 21,100 square feet. The lease will expire on December 31, 2013.

In January 2001, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001, and, as of December 31, 2006, we pay rent of $12,745 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Baton Rouge, Louisiana. Kenneth St. Romain is a POOL general manager. In January 2002, we extended this lease for a second term of five years which commenced on March 1, 2002. As of December 31, 2006, we pay rent of $10,340 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Jackson, Mississippi. The seven year lease term commenced on November 16, 2001, and, as of December 31, 2006, we pay rent of $8,823 per month for the 20,000 square foot facility.

The table below presents rent expense associated with these leases for the past three years (in thousands):

2006	2005	2004
$952	$946	$501

Note 12 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which provides benefits for substantially all employees who meet minimum age and length of service requirements. Eligible employees are able to contribute up to 25% of their compensation, subject to the federal dollar limit. For plan participants, we contribute 50% of employee contributions up to 8% of their compensation. Effective January 1, 2005, we eliminated our profit-sharing plan and increased the discretionary company matching contribution for the 401(k) plan to 8% as discussed above.

Effective March 1, 2005, we adopted the Pool Corp Deferred Compensation Plan, a nonqualified deferred compensation plan. The plan allows certain employees who occupy key management positions to defer salary and bonus amounts, and provides a matching contribution similar to that provided under our 401(k) plan to the extent that a participant’s contributions to the 401(k) plan are limited by IRS non-discrimination limitations. The total company matching contribution provided to a participant under the 401(k) plan and the Pool Corp Deferred Compensation Plan combined for any one year may not exceed 4% of a participant’s salary and bonus.

The employee and company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions and profit-sharing contributions for the past three years (in thousands):

	2006	2005	2004
Matching contributions 401(k)	$2,487	$2,244	$1,843
Matching contributions deferred compensation plan	125	77	—
Profit-sharing contributions	—	—	1,280

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2006				2005
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$348,556	$705,703	$537,017	$318,486	$265,161	$563,978	$423,729	$299,791
Gross profit	98,048	209,000	149,995	82,905	71,951	162,681	114,605	83,211
Net income (loss)	6,422	62,110	31,493	(5,001)	4,102	50,709	26,521	(876)
Net income (loss) per share:
Basic	$0.12	$1.18	$0.61	$(0.10)	$0.08	$0.97	$0.50	$(0.02)
Diluted	$0.12	$1.12	$0.58	$(0.10)	$0.07	$0.91	$0.47	$(0.02)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual period because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

Note 14 - Subsequent Event

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and will accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. The Notes have scheduled quarterly payments that are due on February 12, May 12, August 12 and November 12 of each year. The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under our Credit Facility. We used the net proceeds from the placement to pay down borrowings under the Credit Facility.

The Notes are subject to redemption at our option, in whole or in part, at 103% of the principal amount on or prior to February 12, 2008 and at 100% of the principal amount thereafter, plus accrued interest to the date of redemption and any LIBOR breakage amount. In the event we have a change of control, the holders of the Notes will have the right to put the Notes back to us at par.

The Note Purchase Agreement includes customary affirmative and negative covenants for transactions of this type, including a maximum Funded Indebtedness to EBITDA covenant, a minimum Fixed Charge Coverage covenant and limitations on priority debt, liens, subsidiary debt, asset sales and mergers and consolidations. The Agreement also contains customary events of default, which if they were to occur would give the holders of the Notes the right to accelerate the Notes.

In February 2007, we also entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the variable interest rate to a fixed rate of 5.088%on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010. The swap agreement will terminate on February 12, 2012. Including the 0.600% spread, we expect to pay an effective interest rate on the Notes of approximately 5.688%.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. In the fourth quarter of 2006, we enhanced our disclosure controls and procedures to address the Security and Exchange Commission’s new Executive Compensation disclosure requirements for Definitive Proxy Statements on Schedule 14A. As of December 31, 2006, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2006, our disclosure controls and procedures were effective.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2006, POOL’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The registered public accounting firm that audited the consolidated financial statements included in Item 8 of this Form 10-K has issued an attestation report on management’s assessment of POOL’s internal controls over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Pool Corporation (formerly SCP Pool Corporation) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Pool Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

New Orleans, Louisiana
February 28, 2007

Item 9B. Other Information

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2007 Proxy Statement to be filed with the SEC.

Item 11. Executive Compensation

Incorporated by reference to POOL’s 2007 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2007 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2007 Proxy Statement to be filed with the SEC.

Item 14. Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2007 Proxy Statement to be filed with the SEC.

PART IV.

Item 15. Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

	(1)	Consolidated Financial Statements:
			Page
		Report of Independent Registered Public Accounting Firm	34
		Consolidated Statements of Income	35
		Consolidated Balance Sheets	36
		Consolidated Statements of Cash Flows	37
		Consolidated Statements of Changes in Stockholders’ Equity	38
		Notes to Consolidated Financial Statements	39

	(2)	Financial Statement Schedules.
		All schedules are omitted because they are not applicable or are not required
		or because the required information is provided in our Consolidated Financial
		Statements or accompanying Notes included in Item 8 of this Form 10-K.

	(3)	The exhibits listed in the Index to the Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2007.

POOL CORPORATION

By:	/S/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2007.

Signature:	Title:
/S/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/S/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/S/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer (Principal Accounting Officer)

/S/ ANDREW W. CODE
Andrew W. Code	Director

/S/ JAMES J. GAFFNEY
James J. Gaffney	Director

/S/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/S/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/S/ ROBERT C. SLEDD
Robert C. Sledd	Director

/S/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	SCP Pool Corporation 1995 Stock Option Plan.		S-1	33-92738	08/18/1995
10.2	*	Form of Individual Stock Option Agreement under 1995 Stock Option Plan.		S-1	33-92738	08/18/1995
10.3	*	Amended and Restated Non-Employee Directors Equity Incentive Plan, as amended by Amendment No. 1.		10-Q 10-Q	000-26640 000-26640	08/13/2001 07/25/2002
10.4	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.5	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.6	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.7	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.8	*	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.9	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.10	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and John M. Murphy.		10-K	000-26640	03/01/2005
10.11	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.12	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Christopher W. Wilson.		10-K	000-26640	03/01/2005
10.13	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.14	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/07/2006
10.15	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.16		Louisiana Tax Equalization Agreement.		10-Q	000-26640	10/29/2004
10.17	*	Tax Reimbursement Arrangement.		10-Q	000-26640	07/30/2004
10.18		Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer.		10-Q	000-26640	04/30/2003
10.19
Receivables Purchase Agreement dated as of March 27, 2003, among Superior Commerce, LLC, as Seller, SCP Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago) as Agent,
as amended by amendment dated as of March 25, 2004
				10-Q 10-Q	000-26640 000-26640	04/30/2003 04/30/2004

10.20
Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement.
				10-Q	000-26640	04/30/2003
10.21
Credit Agreement dated as of November 2, 2004, among SCP Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Congress Financial Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, a syndication Agent, Hibernia National Bank as Documentation Agent and Wells Fargo Bank Association, as Documentation Agents.
				10-K	000-26640	03/01/2005
10.22		Subsidiary Guaranty Agreement dated as of November 2, 2004.		10-K	000-26640	03/01/2005
10.23		Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior Commerce LLC.		10-Q	000-26640	04/30/2003
10.24		Asset Exchange Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Les Industries R.P. Inc. and Latham Acquisition Corp.		10-K	000-26640	03/01/2005
10.25		Asset Contribution Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Fort Wayne Pools, Inc and Latham Acquisition Corp.		10-K	000-26640	03/01/2005
10.26
Subscription and Stockholders’ Agreement, dated as of November 12, 2004, by and among Latham Acquisition Corp., Fort Wayne Pools, Inc., Brockway Moran & Partners Fund II, L.P. and Brockway Moran & Partners II. Co-Invest Fund, L.P
				10-K	000-26640	03/01/2005
10.27
Lease (Mandeville Service Center) entered into as of October 19, 1999, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development Company, LLC and South Central Pool Supply, Inc,
as amended by the Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC,
as amended by Lease Agreement (Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.
			X X	10-Q 10-Q	000-26640 000-26640	07/30/2004 07/30/2004
10.28
Lease (Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
				10-Q	000-26640	07/30/2004
10.29	*	Form of Stock Option Agreement under the Non-employee Director’s Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.30		Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.31		Nonqualified Deferred Compensation Plan Adoption Agreement by an among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005		10-Q	000-26640	04/29/2005
10.32		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.33		Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005.		8-K	000-26640	10/04/2005
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
				10-K	000-26640	03/07/2006
10.35		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.36		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
10.37
Third Amendment of the Credit Agreement, dated February 9, 2007, among SCP Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent Swingline Lender and Issuing Lender, Congress Financial Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, as syndication Agent, Hibernia National Bank and Wells Fargo Bank Association as Co-Documentation Agents and Regions Bank.
X
10.38	*	Pool Corporation Executive Bonus Plan	X
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
* Indicates a management contract or compensatory plan or arrangement