Form 10-Q
period 2007-03-31
POOL CORP
filed 2007-05-02
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2007 or

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from ____________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒             Accelerated filer ☐            Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES  ☐    NO☒

At April 23, 2007, there were 49,234,336 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2007

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2007	2006

Net sales	$373,706	$348,556
Cost of sales	270,221	250,508
Gross profit	103,485	98,048
Selling and administrative expenses	94,853	83,026
Operating income	8,632	15,022
Interest expense, net	4,519	2,851
Income before income taxes and equity losses	4,113	12,171
Provision for income taxes	1,588	4,699
Equity losses in unconsolidated investments, net	(1,171)	(1,050)
Net income	$1,354	$6,422

Earnings per share:
Basic	$0.03	$0.12
Diluted	$0.03	$0.12
Weighted average shares outstanding:
Basic	50,201	52,593
Diluted	52,462	55,443

Cash dividends declared per common share	$0.105	$0.09

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2007	2006	2006

Assets
Current assets:
Cash and cash equivalents	$30,555	$5,964	$16,734
Receivables, net	51,104	42,988	51,116
Receivables pledged under receivables facility	179,930	168,590	103,821
Product inventories, net	413,161	406,310	332,069
Prepaid expenses and other current assets	9,383	5,193	8,005
Deferred income taxes	7,676	3,970	7,676
Total current assets	$691,809	$633,015	$519,421

Property and equipment, net	34,551	27,884	33,633
Goodwill	155,231	142,177	154,244
Other intangible assets, net	17,763	18,955	18,726
Equity interest investments	30,522	28,182	32,509
Other assets, net	17,753	15,413	16,029
Total assets	$947,629	$865,626	$774,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	325,448	267,296	177,544
Accrued and other current liabilities	24,515	51,827	35,610
Short-term financing	102,300	80,275	74,286
Current portion of other long-term liabilities	4,350	2,100	4,350
Total current liabilities	$456,613	$401,498	$291,790

Deferred income taxes	13,867	12,786	15,023
Long-term debt	253,222	155,163	188,157
Other long-term liabilities	5,639	2,174	1,908
Total liabilities	$729,341	$571,621	$496,878

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000
shares authorized; 49,328,083, 52,880,856
and 50,929,665 shares issued and
outstanding at March 31, 2007,
March 31, 2006 and
December 31, 2006, respectively	49	52	50
Additional paid-in capital	156,364	133,860	148,821
Retained earnings	57,261	157,370	129,932
Treasury stock	(886)	—	(7,334)
Accumulated other comprehensive income	5,500	2,723	6,215
Total stockholders’ equity	$218,288	$294,005	$277,684
Total liabilities and stockholders’ equity	$947,629	$865,626	$774,562

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2007	2006

Operating activities
Net income	$1,354	$6,422
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	2,184	1,860
Amortization	1,220	1,328
Share-based compensation	1,543	2,145
Excess tax benefits from share-based compensation	(2,834)	(8,236)
Equity losses in unconsolidated investments	1,987	1,725
Other	(1,920)	(1,578)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(76,398)	(69,638)
Product inventories	(80,453)	(76,348)
Accounts payable	147,859	93,145
Other current assets and liabilities	(7,849)	(11,484)
Net cash used in operating activities	(13,307)	(60,659)

Investing activities
Acquisition of businesses, net of cash acquired	(842)	(1,446)
Purchase of property and equipment, net of sale proceeds	(3,073)	(3,408)
Proceeds from sale of investment	75	—
Net cash used in investing activities	(3,840)	(4,854)

Financing activities
Proceeds from revolving line of credit	87,716	71,213
Payments on revolving line of credit	(121,900)	(44,400)
Proceeds from asset-backed financing	39,779	23,622
Payments on asset-backed financing	(11,765)	(9,004)
Proceeds from long-term debt	100,000	—
Payments on long-term debt and other long-term liabilities	(773)	(23)
Payments of capital lease obligations	(257)	(257)
Payments of deferred financing costs	(377)	(18)
Excess tax benefits from share-based compensation	2,834	8,236
Issuance of common stock under stock option plans	2,921	3,709
Payment of cash dividends	(5,248)	(4,750)
Purchase of treasury stock	(61,788)	(4,071)
Net cash provided by financing activities	31,142	44,257
Effect of exchange rate changes on cash	(174)	354
Change in cash and cash equivalents	13,821	(20,902)
Cash and cash equivalents at beginning of period	16,734	26,866
Cash and cash equivalents at end of period	$30,555	$5,964

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 - Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as POOL, we, us or our) prepared the unaudited interim consolidated financial statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial reporting. As permitted under those rules, certain footnotes or other financial information required by GAAP for complete financial statements have been condensed or omitted. In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results including amounts recorded in the first quarter of 2007 related to the final determination of employee bonuses for the fiscal year ended December 31, 2006 and the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2006 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the consolidated financial statements and accompanying notes in our Annual Report. The results for the three month period ended March 31, 2007 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2007.

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation 48, Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109 (FIN 48). Please see Note 6 for additional information.

Note 2 - Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding. Diluted EPS includes the dilutive effects of stock and option awards.

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended March 31,
	2007	2006
Net income	$1,354	$6,422

Weighted average common shares outstanding:
Basic	50,201	52,593
Effect of dilutive securities:
Stock options	2,228	2,818
Restricted stock awards	32	30
Employee stock purchase plan	1	2
Diluted	52,462	55,443

Basic earnings per share	$0.03	$0.12

Diluted earnings per share	$0.03	$0.12

The weighted average diluted shares outstanding for the three months ended March 31, 2007 exclude stock options to purchase 586,000 shares. Since these options have exercise prices that are higher than the average market price of our common stock for the quarter, including them in the calculation would have an anti-dilutive effect on earnings per share.

There were no shares excluded from the weighted average diluted shares outstanding for the three months ended March 31, 2006.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3 - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and any unrealized gains or losses on interest rate swaps, net of income taxes on unrealized gains or losses. Comprehensive income was $0.6 million and $7.0 million for the three months ended March 31, 2007 and March 31, 2006, respectively.

Note 4 - Acquisitions

As discussed in Note 2 of “Notes to Consolidated Financial Statements” included in Item 8 of our 2006 Annual Report on Form 10-K, in August 2006 we acquired Wickham Supply, Inc. and Water Zone, LP (collectively Wickham), a leading regional irrigation products distributor. Wickham operates 14 distribution sales centers with 13 locations throughout Texas and one location in Georgia. We have included the results of operations for Wickham in our Consolidated Financial Statements since the acquisition date.

In February 2007, we acquired Tor-Lyn Limited, a swimming pool supply distributor with one sales center location in Ontario, Canada. We have included the results of operations for Tor-Lyn Limited in our Consolidated Financial Statements since the acquisition date. This acquisition did not have a material impact on our financial position or results of operations.

Note 5 - Debt

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and will accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. The Notes have scheduled quarterly payments that are due on February 12, May 12, August 12 and November 12 of each year. The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under our unsecured syndicated senior credit facility. We used the net proceeds from the placement to pay down borrowings under our revolving credit facility.

The Notes are subject to redemption at our option, in whole or in part, at 103% of the principal amount on or prior to February 12, 2008 and at 100% of the principal amount thereafter, plus accrued interest to the date of redemption and any LIBOR breakage amount as defined by the Note Purchase Agreement. In the event we have a change of control, the holders of the Notes will have the right to put the Notes back to us at par.

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

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 6 - Income Taxes

As discussed in Note 1, we adopted FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a reduction of approximately $0.5 million to the January 1, 2007 retained earnings balance. At January 1, 2007, the total amount of gross unrecognized tax benefits was approximately $3.3 million. This amount includes approximately $2.2 million of unrecognized tax benefits which would decrease our effective tax rate if recognized at some point in the future.

Effective January 1, 2007, in connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest related to unrecognized tax benefits in interest expense and recognize penalties in selling and administrative expenses. These amounts were previously classified as a component of income tax expense. We had approximately $0.4 million in accrued interest at January 1, 2007.

At March 31, 2007, our gross unrecognized tax benefits and the amount of unrecognized tax benefits which could impact our effective tax rate were substantially unchanged compared to the balances at January 1, 2007. During the quarter ended March 31, 2007, we recognized approximately $0.1 million in interest related to unrecognized tax benefits. We had approximately $0.5 million in accrued interest at March 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2003. We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2006 Annual Report on Form 10-K.

OVERVIEW

Financial Results

Net sales grew 7% to $373.7 million in the first quarter of 2007 compared to $348.6 million in 2006.  Base business sales growth of 4%, which was on top of 15% growth in the first quarter of 2006, contributed $12.4 million to the increase.  The remaining increase is attributable primarily to acquired sales centers, including the Wickham business acquired in August 2006.  Our sales were negatively impacted by the unfavorable weather conditions in the first quarter of 2007, particularly given the tough weather comparison due to the unseasonably warm weather in the first quarter of 2006.

Our base business sales growth continues to reflect the growth in the installed base of swimming pools and market share gains through our execution of sales, marketing and service programs that we offer to our customers.  This growth was partially offset by a 7% decrease in complementary product sales during the quarter.  Our complementary products category faced a tough sales comparison to last year given the 36% growth achieved in the first quarter of 2006.  Complementary product sales were also impacted by a decline in pool construction in some markets and commodity price decreases.

Our gross profit as a percentage of net sales (gross margin) decreased 40 basis points to 27.7% in the first quarter of 2007 compared to the same period in 2006.  Our first quarter 2007 gross margin is comparatively lower primarily due to the impacts of early buy and early pay inventory purchases in the fourth quarter of 2005, which benefited our first quarter 2006 gross margin.

Operating expenses in the first quarter of 2007 increased 14% compared to 2006. This increase reflects the impact from our investments in 24 new sales centers opened since the beginning of 2006, higher expenses related to the significant number of sales center expansions and relocations we have made in the past 15 months and expenses for other investments including the expansion of our value-added programs.

Our operating income decreased to $8.6 million in the first quarter of 2007 and our operating margin decreased to 2.3% of sales from 4.3% in 2006.  Interest expense increased 59% in the first quarter of 2007 due to higher debt levels for borrowings to fund share repurchases and acquisitions and a higher average effective interest rate compared to the same period in 2006.  Net income decreased to $1.4 million compared to $6.4 million in the first quarter of 2006 and included $1.2 million of net equity losses from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Our accounts receivable balance increased $19.5 million, or 9%, to $231.0 million at March 31, 2007, compared to $211.6 million at March 31, 2006. This increase is consistent with our increase in net sales, particularly in the latter part of the quarter, and also includes approximately $7.7 million in Wickham receivables. Days sales outstanding (DSO) increased between periods to 35.3 days at March 31, 2007 compared to 34.0 days at March 31, 2006 as a result of the addition of Horizon’s and Wickham’s receivables, which have slightly longer collection cycles. Excluding Horizon and Wickham, DSO improved to 33.2 days compared to 33.0 days at March 31, 2006.

Our inventory levels increased 2% to $413.2 million as of March 31, 2007, compared to $406.3 million at March 31, 2006. This increase reflects our normal build up to seasonal inventory levels, as well as additional inventories on hand at new sales centers, but is offset by the fact that inventory balances at March 31, 2006 were higher than normal pre-season levels due to our heavy early buy inventory purchases in the fourth quarter of 2005. Our inventory turns, as calculated on a trailing twelve month basis, have slowed to 3.9 times as of March 31, 2007 from 4.0 times as of March 31, 2006.

Total debt outstanding increased to $358.5 million at March 31, 2007 compared to $236.2 million at March 31, 2006. This increase is primarily attributable to the net increase in borrowings that helped fund $164.7 million in total share repurchases over the past twelve months. We continue to maintain a healthy current ratio of 1.5 as of March 31, 2007, which was down slightly from 1.6 at March 31, 2006.

Current Trends

Current economic trends include a slowdown in the domestic housing market, with a sharp drop in new home construction, home value deflation in some markets and increases in short-term interest rates. Some of the factors that mitigate the impact of these trends on our business include the following:

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

We believe these trends, along with a delay in the start of pool construction in northern markets due to unfavorable weather conditions in the first quarter, could result in a 5 to 10% decrease in new pool construction in 2007. A more severe and/or prolonged housing market slowdown may have a more pronounced impact on new pool construction that could negatively impact our projected sales and earnings.

Outlook

In 2007, we expect to realize more sales growth relative to 2006 as the year unfolds based on easier sales comparisons in the second half of the year. Overall, we anticipate mid- to high-single digit sales growth for the full year 2007. We believe that gross margins will improve moderately for the full year 2007 with quarterly gross margins comparatively lower than 2006 in the second quarter and higher in the second half of the year as benefits of our aggressive 2005 early buy and early pay purchases benefited margins in the first half of 2006 and third and fourth quarter 2006 vendor incentive adjustments adversely impacted margins in these quarters.

Consistent with our prior guidance, we project that 2007 earnings per share will be in the range of $2.00 to $2.10 per diluted share.  This projection represents our long term guidance of 15% organic earnings per share growth plus the accretive benefits of already completed acquisitions and share repurchases. We expect cash flow from operations for the year to be between $80 and $90 million.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed in Part II - Item 1A. “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

RESULTS OF OPERATIONS

As of March 31, 2007, we conducted operations through 282 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2007	2006
Net sales	100.0%	100.0%
Cost of sales	72.3	71.9
Gross profit	27.7	28.1
Selling and administrative expenses	25.4	23.8
Operating income	2.3	4.3
Interest expense	1.2	0.8
Income before income taxes and equity losses	1.1	3.5

For the purposes of the following base business discussion, the consolidated operating results include the operating results from acquisitions in 2007, 2006 and 2005. We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following sales centers from base business for 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	new sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired sales centers on the basis of acquired sales center net sales as a percentage of total net sales.

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2007	2006	2007	2006	2007	2006
Net sales	$360,322	$347,935	$13,384	$621	$373,706	$348,556

Gross profit	99,639	97,982	3,846	66	103,485	98,048
Gross margin	27.7%	28.2%	28.7%	10.6%	27.7%	28.1%

Selling and administrative
expenses	91,712	82,626	3,141	400	94,853	83,026
Expenses as a % of net sales	25.5%	23.7%	23.5%	64.4%	25.4%	23.8%

Operating income (loss)	7,927	15,356	705	(334)	8,632	15,022
Operating income (loss) margin	2.2%	4.4%	5.3%	(53.8)%	2.3%	4.3%

For purposes of comparing operating results for the three months ended March 31, 2007 to the three months ended March 31, 2006, 260 sales centers were included in the base business calculations (including 17 of the 24 new sales centers opened since the beginning of 2006) and 22 sales centers were excluded because they were acquired or opened in new markets within the last 15 months. The effect of sales center acquisitions in the table above reflects the operations of the following:

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	January - March 2007
Tor-Lyn, Limited	February 2007	1	February - March 2007

Net Sales

	Three Months Ended March 31,
(in millions)	2007	2006	Change
Net sales	$373.7	$348.6	$25.1	7%

The increase in net sales is a result of 4% base business growth, the Wickham acquisition and sales from new locations that we opened in new markets.  Our sales were negatively impacted by unfavorable weather conditions during the quarter, with base business sales essentially flat in January and February compared to the same period in 2006.  Our sales increased approximately 10% in March driven by more favorable weather in our markets throughout the sunbelt.

The base business growth in the first quarter of 2007 was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products; and
•	price increases, primarily the mid-year 2006 inflationary increases which we passed through the supply chain.

During the quarter, there was a 7% decrease in complementary product sales due to the tough sales comparison to last year, a decline in pool construction in some markets and commodity price decreases.

Gross Profit

	Three Months Ended March 31,
(in millions)	2007	2006	Change
Gross profit	$103.5	$98.0	$5.5	6%
Gross margin	27.7%	28.1%

Gross margin decreased 40 basis points between periods, including a 50 basis point decline in base business gross margin. Our first quarter 2007 gross margin is comparatively lower primarily due to the impacts of early buy inventory purchases and discounts for early payments on those purchases in the fourth quarter of 2005, which benefited our first quarter 2006 gross margin.  Our gross margin also reflects a lower estimated vendor incentive rate compared to the first quarter of 2006.  These decreases were partially offset by gross margin improvements attributable to certain price increases and slightly higher margin contribution from acquired sales centers.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2007	2006	Change
Operating expenses	$94.9	$83.0	$11.9	14%
Operating expenses as a percentage of net sales	25.4%	23.8%

Compared to the first quarter of 2006, operating expenses grew 14% and increased 160 basis points as a percentage of net sales.  Base business operating expenses were 11% higher in the first quarter of 2007 compared to the same period in 2006 and increased 170 basis points as a percentage of sales. This increase includes incremental expenses for the 24 new sales centers that we have opened since the beginning of 2006, higher rent expenses related to our expansion or relocation of almost 40 existing sales centers over the past 15 months and additional expenses for our investments in resources related to other growth initiatives.  During the quarter, we managed other operating costs at levels consistent with the overall sales growth rate.

Interest Expense

Interest expense increased $1.7 million between periods as average debt outstanding was 40% higher in the first quarter of 2007. The higher debt levels reflect increased borrowings to fund share repurchases and acquisitions. The weighted average effective interest rate also increased to 5.9% in the first quarter of 2007 from 5.3% in the same period in 2006.

Income Taxes

The decrease in income taxes is due to the $8.1 million decrease in income before income taxes and equity losses. Our effective income tax rate was 38.6% for the quarters ended March 31, 2007 and March 31, 2006.

Net Income and Earnings Per Share

Net income decreased to $1.4 million in the first quarter of 2007 from $6.4 million in the first quarter of 2006. The 2007 amount included $1.2 million of net equity losses from our investment in LAC, up slightly from $1.1 million in losses for the same period last year.

Diluted earnings per share decreased to $0.03 per share in the first quarter of 2007 compared to $0.12 per share in the first quarter of 2006. The decrease includes the impact of approximately $0.03 per diluted share related to the incremental operating expenses for our new sales centers and approximately $0.02 per diluted share related to interest expense on borrowings that funded our significant share repurchase activity. Since we have seasonally lower profits in the first quarter, the reduction in our diluted weighted average share balance due to our share repurchases did not fully offset the earnings per share impact of higher interest expense. We expect that our share repurchases will provide $0.04 to $0.05 of accretion for the full year 2007, with a favorable impact in the second and third quarters and a negative earnings per share impact in the seasonally slower fourth quarter.

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

The following table presents certain unaudited quarterly data for the first quarter of 2007, the four quarters of 2006 and the second, third and fourth quarters of 2005. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2007	2006				2005 (1)
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$373,706	$318,486	$537,017	$705,703	$348,556	$299,791	$423,729	$563,978
Gross profit	103,485	82,905	149,995	209,000	98,048	83,211	114,605	162,681
Operating income (loss)	8,632	(4,070)	53,092	103,338	15,022	2,288	41,431	81,389
Net income (loss)	1,354	(5,001)	31,493	62,110	6,422	(876)	26,521	50,709

Balance Sheet Data
Total receivables, net	$231,034	$154,937	$211,589	$295,722	$211,578	$141,785	$152,037	$231,736
Product inventories, net	413,161	332,069	283,930	367,096	406,310	330,575	197,135	247,350
Accounts payable	325,448	177,544	111,349	207,727	267,296	174,170	99,920	165,872
Total debt	358,522	265,443	257,974	303,000	236,188	194,757	83,170	170,191
____________________
(1)
As adjusted to reflect the impact of share-based compensation expense related to the adoption of SFAS 123(R) using the modified retrospective transition method. For additional information, see Note 7 of “Notes to Consolidated Financial Statements” included in Item 8 of our 2006 Annual Report on Form 10-K.

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies for existing
swimming pools
	•	Increased purchases of above-ground pools and irrigation products

Unseasonably cool weather or extraordinary amounts of rain	•	Fewer pool and landscape installations
	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as above-ground
pools and accessories

Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus increasing our sales
(primarily in the northern half of the US)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus decreasing our sales
(primarily in the northern half of the US)

In the first quarter of 2007, our sales were negatively impacted by unfavorable weather conditions which included significantly colder temperatures in January and February compared to the same periods in 2006, ice storms in Texas and Oklahoma and several winter storms that impacted the upper Midwest and Northeast in late February and early March.  Much warmer temperatures in March helped drive sales growth in our sunbelt markets, although extended winter conditions delayed the start of the pool season in the Northeast compared to 2006.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions. We prioritize our use of cash based on investing in our business, returning money to our shareholders and maintaining an adequate debt structure. Generally, we prefer to maintain a one to two times EBITDA leverage ratio. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2007	2006
Operating activities	$(13,307)	$(60,659)
Investing activities	(3,840)	(4,854)
Financing activities	31,142	44,257

Cash used in operations decreased $47.4 million to $13.3 million in the first three months of 2007 compared to the same period in 2006. The decrease in cash used in operations is primarily due to a difference between periods in the timing of payments related to our year end early buy inventory purchases. We received and paid for a portion of our early buy purchases in the fourth quarter of 2005, but the majority of our early buy purchases in the fourth quarter of 2006 had extended payment terms and are included in accounts payable at March 31, 2007.

During the first quarter of 2007, share repurchases totaled $61.4 million, or approximately 1.7 million shares of our common stock, at an average share price of $35.56.

Future Sources and Uses of Cash

In November 2006, when approximately $4.1 million of the existing authorized amount remained available for share repurchases, our Board of Directors (our Board) increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million. As of April 17, 2007, $27.5 million of the authorized amount remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

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

Our unsecured syndicated senior credit facility (the Credit Facility), which matures on December 20, 2010, provides for $220.0 million in borrowing capacity including a $160.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.

At March 31, 2007, there was $97.0 million outstanding and $59.6 million available for borrowing under the Revolver. The average effective interest rate on the Revolver was approximately 5.9% for the three months ended March 31, 2007.

At March 31, 2007, there was $59.3 million outstanding under the Term Loan of which $3.0 million is classified as current. The average effective interest rate of the Term Loan was approximately 5.5% for the three months ended March 31, 2007.

Our obligations under the Credit Facility are guaranteed by certain of our existing and future domestic subsidiaries. The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations thereunder and may require us to repay all amounts thereunder. For additional information regarding the Credit Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in our 2006 Annual Report on Form 10-K.

In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Term Loan. The swap agreement converts our variable rate interest on the Term Loan to a fixed rate until its termination on December 31, 2008.

In February 2007, in conjunction with the private placement, we entered into another interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010. This swap agreement will terminate on February 12, 2012. Including the 0.600% spread, we expect to pay an effective interest rate on the Notes of approximately 5.688%.

During the quarter ended March 31, 2007, no gains or losses were recognized on these swaps.

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly-owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheet. We continue to employ this arrangement because it provides us with a lower cost form of financing. At March 31, 2007, there was $102.3 million outstanding under the Receivables Facility at an average effective interest rate of 5.9%.

As of March 31, 2007, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Receivables Facility.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors. For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2006. We have not changed these policies from those previously disclosed.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2006.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of March 31, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2007, our disclosure controls and procedures were effective.

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

Weather is the principal external factor affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can decrease the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. For a discussion regarding seasonality and weather, see Part I - Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations.”

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

We have experienced substantial sales growth in recent years through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since 2002, we have opened 39 new sales centers and have completed 12 acquisitions. These acquisitions have added 73 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2007:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan
January 1-31, 2007	327,156	$36.39	326,600	$80,781,873
February 1-28, 2007	374,659	$36.44	364,400	$67,503,020
March 1-31, 2007	1,035,300	$35.00	1,035,300	$31,269,639
Total	1,737,115	$35.57	1,726,300

(1)
These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our 1995 and 1998 Stock Option Plans. Shares surrendered totaled 556 shares in January, 10,259 shares in February and zero shares in March.

(2)
In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, November 2005 and August 2006, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In November 2006, when approximately $4.1 million of the existing authorized amount remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million. As of April 17, 2007, $27.5 million of the authorized amount remained available.

Item 6. Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 22.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signature Page

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 2, 2007.

POOL CORPORATION

BY:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.	Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2	Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1	Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	Amendment No. 8 to the Receivables Purchase Agreement, dated as of March 29, 2007.	X
31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X