Form 10-Q
period 2007-06-30
POOL CORP
filed 2007-07-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2007 or

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

At July 25, 2007, there were 49,134,428 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006

Net sales	$726,472	$705,703	$1,100,178	$1,054,259
Cost of sales	518,550	496,703	788,771	747,211
Gross profit	207,922	209,000	311,407	307,048
Selling and administrative expenses	109,489	105,662	204,342	188,688
Operating income	98,433	103,338	107,065	118,360
Interest expense, net	5,897	3,856	10,416	6,707
Income before income taxes and equity earnings (losses)	92,536	99,482	96,649	111,653
Provision for income taxes	35,728	38,410	37,316	43,109
Equity earnings (losses) in unconsolidated investments	986	1,038	(185)	(12)
Net income	$57,794	$62,110	$59,148	$68,532

Earnings per share:
Basic	$1.17	$1.18	$1.19	$1.30
Diluted	$1.12	$1.12	$1.14	$1.23
Weighted average shares outstanding:
Basic	49,326	52,608	49,753	52,602
Diluted	51,504	55,544	51,974	55,499

Cash dividends declared per common share	$0.12	$0.105	$0.225	$0.195

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2007	2006	2006

Assets
Current assets:
Cash and cash equivalents	$47,171	$32,507	$16,734
Receivables, net	90,892	76,407	51,116
Receivables pledged under receivables facility	210,373	219,315	103,821
Product inventories, net	388,364	367,096	332,069
Prepaid expenses and other current assets	10,705	8,493	8,005
Deferred income taxes	7,676	4,004	7,676
Total current assets	$755,181	$707,822	$519,421

Property and equipment, net	36,628	30,289	33,633
Goodwill	155,231	142,177	154,244
Other intangible assets, net	16,561	17,933	18,726
Equity interest investments	32,156	29,882	32,509
Other assets, net	19,065	12,561	16,029
Total assets	$1,014,822	$940,664	$774,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	229,691	207,727	177,544
Accrued and other current liabilities	62,071	101,300	35,610
Short-term financing	150,000	150,000	74,286
Current portion of long-term debt and other long-term liabilities	4,350	2,850	4,350
Total current liabilities	$446,112	$461,877	$291,790

Deferred income taxes	15,212	14,048	15,023
Long-term debt	272,599	151,500	188,157
Other long-term liabilities	6,519	2,268	1,908
Total liabilities	$740,442	$629,693	$496,878

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 49,546,774, 51,964,383 and
50,929,665 shares issued and outstanding at
June 30, 2007, June 30, 2006 and
December 31, 2006, respectively	49	51	50
Additional paid-in capital	164,617	137,654	148,821
Retained earnings	102,023	169,589	129,932
Treasury stock	—	—	(7,334)
Accumulated other comprehensive income	7,691	3,677	6,215
Total stockholders’ equity	$274,380	$310,971	$277,684
Total liabilities and stockholders’ equity	$1,014,822	$940,664	$774,562

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2007	2006

Operating activities
Net income	$59,148	$68,532
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,516	3,833
Amortization	2,493	2,398
Share-based compensation	3,945	4,007
Excess tax benefits from share-based compensation	(6,399)	(9,363)
Equity losses in unconsolidated investments	353	25
Other	637	99
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(147,733)	(153,883)
Product inventories	(56,282)	(37,531)
Accounts payable	52,102	33,541
Other current assets and liabilities	33,145	39,137
Net cash used in operating activities	(54,075)	(49,205)

Investing activities
Acquisition of businesses, net of cash acquired	(2,087)	(1,446)
Purchase of property and equipment, net of sale proceeds	(7,606)	(7,723)
Proceeds from sale of investment	75	—
Net cash used in investing activities	(9,618)	(9,169)

Financing activities
Proceeds from revolving line of credit	215,271	177,038
Payments on revolving line of credit	(229,329)	(153,138)
Proceeds from asset-backed financing	87,479	93,347
Payments on asset-backed financing	(11,765)	(9,004)
Proceeds from long-term debt	100,000	—
Payments on long-term debt and other long-term liabilities	(1,547)	(47)
Payments of deferred financing costs	(397)	(18)
Payments of capital lease obligations	(257)	(257)
Excess tax benefits from share-based compensation	6,399	9,363
Proceeds from issuance of common stock under share-based compensation plans	5,414	4,513
Payment of cash dividends	(11,185)	(10,290)
Purchase of treasury stock	(67,998)	(48,423)
Net cash provided by financing activities	92,085	63,084
Effect of exchange rate changes on cash	2,045	931
Change in cash and cash equivalents	30,437	5,641
Cash and cash equivalents at beginning of period	16,734	26,866
Cash and cash equivalents at end of period	$47,171	$32,507

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

A description of our significant accounting policies is included in our 2006 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and six month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2007.

On January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Interpretation 48 (FIN 48), Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109.  See Note 6 for additional information.

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

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$57,794	$62,110	$59,148	$68,532

Weighted average common shares outstanding:
Basic	49,326	52,608	49,753	52,602
Effect of dilutive securities:
Stock options	2,129	2,901	2,179	2,860
Restricted stock awards	47	32	39	31
Employee stock purchase plan	2	3	3	6
Diluted	51,504	55,544	51,974	55,499

Basic earnings per share	$1.17	$1.18	$1.19	$1.30

Diluted earnings per share	$1.12	$1.12	$1.14	$1.23

        POOL CORPORATION
            Notes to Consolidated Financial Statements (Continued)
        (Unaudited)

The weighted average diluted shares outstanding for the three and six months ended June 30, 2007 exclude stock options to purchase 580,050 shares.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.  There were no anti-dilutive stock options excluded from the earnings per share calculation for the three and six months ended June 30, 2006.

Note 3 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  Comprehensive income for the three and six months ended June 30, 2007 and 2006 are presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006

Comprehensive income	$59,985	$63,064	$60,624	$70,070

Note 4 – Acquisitions

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

Note 5 – Debt

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  The Notes are due February 12, 2012 and will accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time.  The Notes have scheduled quarterly interest payments that are due on February 12, May 12, August 12 and November 12 of each year.  The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under our unsecured syndicated senior credit facility.  We used the net proceeds from the placement to pay down borrowings under our revolving credit facility.

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

Note 6 – Income Taxes

As discussed in Note 1, we adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a reduction of approximately $0.5 million to the January 1, 2007 retained earnings balance.  At January 1, 2007, the total amount of gross unrecognized tax benefits was approximately $3.3 million.  This amount includes approximately $2.2 million of unrecognized tax benefits, which would decrease our effective tax rate if recognized at some point in the future.

Effective January 1, 2007, in connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest related to unrecognized tax benefits in interest expense and recognize penalties in selling and administrative expenses.  These amounts were previously classified as a component of income tax expense.  The accrued interest balance related to unrecognized tax benefits was approximately $0.4 million at January 1, 2007.

As a result of tax positions taken in the current periods, we recorded an increase in gross unrecognized tax benefits of approximately $0.6 million in the second quarter of 2007.  For the six months ended June 30, 2007, the increase totaled $0.7 million.  Also in the second quarter, we recorded an increase of approximately $0.5 million in unrecognized tax benefits that could impact our effective tax rate, making the year to date increase $0.6 million.  The accrued interest balance related to unrecognized tax benefits was approximately $0.6 million at
June 30, 2007.

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

Note 7 – Share-Based Compensation Plans

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (our Board) to grant non-qualified stock options and restricted stock to employees, directors, consultants or advisors.  No more than 1,515,000 shares may be issued under this plan.  Granted stock options have an exercise price equal to our stock’s closing market price on the date of grant. These options generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the options vest three years from the grant date and the remainder vest five years from the grant date. These options expire ten years from the grant date. Restricted stock awarded under the 2007 LTIP is issued at no cost to the grantee and is subject to vesting restrictions. The restricted stock awards generally vest either one year from the grant date for awards to directors or five years from the grant date for all other awards.

The 2007 LTIP has replaced the 2002 Long-Term Incentive Plan, which has been suspended by the Board, and the SCP Pool Corporation Non-Employee Directors Equity Incentive Plan, which expired in 2006.  No additional awards will be granted under these predecessor plans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2006 Annual Report on Form 10-K.

OVERVIEW

Financial Results

Net sales grew 3% to $726.5 million in the second quarter of 2007 compared to $705.7 million in 2006.  The increase is attributable to acquired sales centers, primarily the Wickham business acquired in August 2006, base business sales growth of approximately 1% (on top of 13% growth in the second quarter of 2006) and new sales centers opened in new markets.  Our sales were negatively impacted by a difficult combination of external conditions, including the depressed housing and real estate markets and the record wet weather in Texas and Oklahoma.

Our base business sales growth continues to reflect the growth in the installed base of swimming pools and market share gains through the execution of sales, marketing and service programs that we offer to our customers.  Complementary product sales increased 9% during the second quarter compared to 23% growth for the same period in 2006.

Our gross profit as a percentage of net sales (gross margin) decreased 100 basis points to 28.6% in the second quarter of 2007 from the second quarter of 2006.  This decrease reflects the impact of competitive pricing pressures resulting from the current market environment, the impact of early buy and early pay inventory purchases in the fourth quarter of 2005 and the timing of vendor incentives recorded in 2006, which both benefited gross margin for the first half of 2006.

Selling and administrative expenses (operating expenses) increased 4% in the second quarter of 2007 compared to the second quarter of 2006.  This increase includes the impact from investments in new sales centers since the beginning of 2006, the addition of expenses from the Wickham acquisition in August 2006, higher expenses related to sales center expansions and relocations within the past year and investments in other business development initiatives.  These higher expenses were partially offset by lower incentive compensation and the impact from cost control initiatives.  Base business operating expenses were flat and consistent as a percentage of sales quarter over quarter.

Our operating income decreased 5% to $98.4 million in the second quarter of 2007 while operating margin decreased to 13.5% of sales from 14.6% in the second quarter of 2006.  Interest expense increased 53% for the second quarter of 2007 due to higher debt levels for borrowings to fund share repurchases and a higher average effective interest rate compared to the same period in 2006.  Net income decreased 7% to $57.8 million compared to the second quarter of 2006 and included $1.0 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Accounts receivable increased $5.6 million to $301.3 million at June 30, 2007 from $295.7 million at June 30, 2006.  Our allowance for doubtful accounts balance was $6.4 million at
June 30, 2007, an increase of $2.2 million over June 30, 2006 due primarily to a slowdown in customer payments in some of the more competitive markets.  Days sales outstanding (DSO) increased between periods to 35.8 days at June 30, 2007 compared to 34.0 days at June 30, 2006 as a result of the addition of Horizon’s and Wickham’s receivables, which have slightly longer collection cycles.  Excluding Horizon and Wickham, DSO increased slightly to 33.4 days compared to 32.8 days at June 30, 2006.
Our inventory levels increased 6% to $388.4 million as of June 30, 2007, compared to June 30, 2006.  This increase includes inventory related to the Wickham acquisition and new sales centers.  Our inventory turns, as calculated on a trailing twelve month basis, have decreased slightly to 3.9 times as of June 30, 2007 from 4.0 times as of June 30, 2006.

Total debt outstanding increased 41% to $425.6 million at June 30, 2007 compared to $303.0 million at June 30, 2006.  This increase is attributable to increased borrowings to fund share repurchases of approximately $127.0 million over the past 12 months and the Wickham acquisition.  We continue to maintain a healthy current ratio, which increased to 1.7 as of June 30, 2007 compared to 1.5 as of June 30, 2006.

Current Trends

Current economic trends include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in some markets, increases in short-term interest rates and a tightening of credit in the sub-prime lending market.  Some of the factors that mitigate the impact of these trends on our business include the following:

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

Despite these mitigating factors, these negative trends had a more pronounced impact during the second quarter of 2007 and have significantly impacted some of our key markets, including Florida, Arizona and parts of California. We believe these trends, along with the impact of unusually wet weather in Texas and Oklahoma and a delay in the start of pool construction in northern markets due to unfavorable weather conditions in the first quarter, will likely result in a 10% to 20% decrease in new pool construction in 2007 compared to 2006.  A more severe and/or prolonged housing market slowdown and continuing adverse weather may have a greater impact on new pool construction that could negatively impact our current sales and earnings projections.

Outlook

In July, we updated our 2007 earnings per share guidance to $1.75 to $1.85 per diluted share to reflect our second quarter results and our more cautious outlook for the remainder of the year.  We still expect to realize more sales growth relative to 2006 in the second half of the year based on easier sales comparisons, but now anticipate modest single digit sales growth for the full year 2007, with mid-single digit sales growth in the second half of 2007.

Based on the current market environment with some competitors being very aggressive on pricing, we believe that gross margin in the third quarter of 2007 will be lower than in the third quarter of 2006. However, we expect that our fourth quarter 2007 gross margin will be marginally higher than the fourth quarter 2006 gross margin, which was adversely impacted by our 2006 year end vendor incentive adjustment.  Overall, we expect a decline in gross margin of 30 to 50 basis points in the second half of 2007 compared to the second half of 2006. We expect cash flow from operations for the year to be between $70.0 and $80.0 million.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed in Part II - Item 1A. “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

RESULTS OF OPERATIONS

As of June 30, 2007, we conducted operations through 283 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	70.4	71.7	70.9
Gross profit	28.6	29.6	28.3	29.1
Selling and administrative expenses	15.1	15.0	18.6	17.9
Operating income	13.5	14.6	9.7	11.2
Interest expense	0.8	0.5	0.9	0.6
Income before income taxes and equity earnings (losses)	12.7%	14.1%	8.8%	10.6%

The following discussion of consolidated operating results includes the operating results from acquisitions in 2007, 2006 and 2005.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following sales centers from base business for 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired sales centers on the basis of acquired sales center net sales as a percentage of total net sales.

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Net sales	$707,835	$704,264	$18,637	$1,439	$726,472	$705,703

Gross profit	202,440	208,603	5,482	397	207,922	209,000
Gross margin	28.6%	29.6%	29.4%	27.6%	28.6%	29.6%

Selling and administrative expenses	105,531	105,175	3,958	487	109,489	105,662
Expenses as a % of net sales	14.9%	14.9%	21.2%	33.8%	15.1%	15.0%

Operating income (loss)	96,909	103,428	1,524	(90)	98,433	103,338
Operating income (loss) margin	13.7%	14.7%	8.2%	(6.3)%	13.5%	14.6%

For purposes of comparing operating results for the three months ended June 30, 2007 to the three months ended June 30, 2006, 263 sales centers were included in the base business calculations (including 20 of the 25 new sales centers opened since the beginning of 2006) and 20 sales centers were excluded because they were acquired or opened in new markets within the last 15 months.  The effect of sales center acquisitions in the table above reflects the operations of the following:

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded (1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	April – June 2007
Tor-Lyn, Limited	February 2007	1	April – June 2007

(1)	After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Three Months Ended June 30,
(in millions)	2007	2006	Change
Net sales	$726.5	$705.7	$20.8	3%

The increase in net sales is a result of our recent acquisitions, approximately 1% base business growth and sales from new locations that we opened in new markets.  Our sales were negatively impacted by the prolonged domestic housing market downturn and adverse weather conditions in Texas and Oklahoma.  Base business sales were up moderately in April and May, but down roughly 6% in June compared to the same periods in 2006.

The base business growth in the second quarter of 2007 was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	complementary product sales growth of approximately 9%; and
•	price increases, which we passed through the supply chain.

These positive impacts on our base business sales have helped offset base business sales decreases in some of our larger markets, including Florida, Arizona and parts of California, which have been impacted by significant declines in new pool construction permits.  Our second quarter sales reflect similar patterns at the product category level, with solid sales growth for chemicals and certain construction materials used in remodeling and new construction and decreases for categories such as pipe that are used almost exclusively in new construction.

Gross Profit

	Three Months Ended June 30,
(in millions)	2007	2006	Change
Gross profit	$207.9	$209.0	$(1.1)	(1)%
Gross margin	28.6%	29.6%

Gross margin decreased 100 basis points between periods, including a 100 basis point decline in base business gross margin.  Our second quarter 2007 gross margin is comparatively lower primarily due to competitive pricing pressures experienced in the current market environment and unfavorable comparisons to the second quarter 2006 gross margin, which had increased 80 basis points over the second quarter 2005.  The combined impacts of early buy and early pay inventory purchases in the fourth quarter of 2005 and the timing of vendor incentives recorded in 2006 benefited first half 2006 gross margin.  Our gross margin in the second quarter of 2007 reflects a lower vendor incentive rate compared to the second quarter of 2006, which did not include the impact of changes in our estimates for earned vendor incentives that were recorded as cumulative catch-up adjustments in the third and fourth quarters of 2006.  These decreases were partially offset by gross margin improvements attributable to certain price increases and slightly higher margin contribution from acquired sales centers.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2007	2006	Change
Operating expenses	$109.5	$105.7	$3.8	4%
Operating expenses as a percentage of net sales	15.1%	15.0%

Compared to the second quarter of 2006, operating expenses grew 4% and increased 10 basis points as a percentage of net sales while base business operating expenses were flat for the second quarter of 2007 and were consistent as a percentage of sales quarter over quarter.  This increase includes incremental expenses for the 25 new sales centers that we have opened since the beginning of 2006, operating expenses from the Wickham acquisition, higher rent expenses related to our expansion or relocation of over 30 existing sales centers over the past 15 months and additional expenses for our investments in resources related to other growth initiatives.  These expenses were partially offset by lower incentive compensation and the impact from cost control initiatives.

Interest Expense

Interest expense increased $2.0 million between periods due to a 44% increase in the average debt outstanding compared to the second quarter of 2006 and an increase in the effective interest rate to 5.9% in 2007 from 5.6% in 2006.

Income Taxes

The decrease in income taxes is due to the $7.0 million decrease in income before income taxes and equity earnings.  Our effective income tax rate was 38.6% for the three months ended June 30, 2007 and June 30, 2006.

Net Income and Earnings Per Share

Net income decreased 7% to $57.8 million in the second quarter of 2007 from $62.1 million in the second quarter of 2006.  Net income included $1.0 million of net equity earnings from our investment in LAC in both the second quarter of 2007 and the second quarter of 2006.  Diluted earnings per share remained unchanged at $1.12 per share for the second quarter of 2007 and the second quarter of 2006.

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2007	2006	2007	2006	2007	2006
Net sales	$1,068,154	$1,052,473	$32,024	$1,786	$1,100,178	$1,054,259

Gross profit	302,079	306,589	9,328	459	311,407	307,048
Gross margin	28.3%	29.1%	29.1%	25.7%	28.3%	29.1%

Selling and administrative expenses	197,255	187,818	7,087	870	204,342	188,688
Expenses as a % of net sales	18.5%	17.8%	22.1%	48.7%	18.6%	17.9%

Operating income (loss)	104,824	118,771	2,241	(411)	107,065	118,360
Operating income (loss) margin	9.8%	11.3%	7.0%	(23.0)%	9.7%	11.2%

For purposes of comparing operating results for the six months ended June 30, 2007 to the six months ended June 30, 2006, 263 sales centers were included in the base business calculations (including 20 of the 25 new sales centers opened since the beginning of 2006) and 20 sales centers were excluded because they were acquired or opened in new markets within the last 15 months.  The effect of sales center acquisitions in the table above reflects the operations of the following:

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded (1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	January – June 2007
Tor-Lyn, Limited	February 2007	1	February – June 2007

(1)	After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Six Months Ended June 30,
(in millions)	2007	2006	Change
Net sales	$1,100.2	$1,054.3	$45.9	4%

The increase in net sales is a result of approximately 2% base business growth, the Wickham acquisition and sales from new locations that we opened in new markets.  Our sales were negatively impacted by unfavorable weather conditions including significantly colder temperatures in the early part of 2007, late winter storms and extended winter conditions that delayed the start of the pool season in northern markets and unfavorable weather conditions in Texas and Oklahoma for much of the second quarter of 2007.  Our sales were also negatively impacted by the prolonged domestic housing market downturn.

The base business growth in the first six months of 2007 was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	price increases, primarily the mid-year 2006 inflationary increases which we passed through the supply chain; and
•	a 2% increase in complementary product sales.

Gross Profit

	Six Months Ended June 30,
(in millions)	2007	2006	Change
Gross profit	$311.4	$307.0	$4.4	1%
Gross margin	28.3%	29.1%

Gross margin decreased 80 basis points between periods, including a consistent decline in base business gross margin.  Our 2007 gross margin is comparatively lower primarily due to the impacts of early buy inventory purchases and discounts for early payments on those purchases in the fourth quarter of 2005, which benefited our 2006 gross margin.  Our gross margin also reflects a lower estimated vendor incentive rate compared to the first half of 2006.  These decreases were partially offset by gross margin improvements attributable to certain price increases and slightly higher margin contribution from acquired sales centers.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2007	2006	Change
Operating expenses	$204.3	$188.7	$15.6	8%
Operating expenses as a percentage of net sales	18.6%	17.9%

Compared to the first half of 2006, operating expenses grew 8% and increased 70 basis points as a percentage of net sales.  Base business operating expenses were 5% higher in the first half of 2007 compared to the same period in 2006 and increased 70 basis points as a percentage of sales.  This increase includes incremental expenses for the 25 new sales centers that we have opened since the beginning of 2006, higher rent expenses related to our expansion or relocation of sales centers and additional expenses for our investments in resources related to other growth initiatives.  These increased costs were partially offset by lower incentive expenses in the first half of 2007 compared to 2006 and cost control initiatives.

We opened 8 new sales centers in the first half of 2007 compared to twelve sales centers in the first half of 2006.

Interest Expense

Interest expense increased $3.7 million between periods as average debt outstanding was 42% higher in the first six months of 2007 compared to the first six months of 2006 and the effective interest rate increased to 5.9% in 2007 from 5.4% in 2006.

Income Taxes

The decrease in income taxes is due to the $15.0 million decrease in income before income taxes and equity losses.  Our effective income tax rate was 38.6% for the six months ended June 30, 2007 and June 30, 2006.

Net Income and Earnings Per Share

Net income decreased 14% to $59.1 million in the first six months of 2007 from $68.5 million in the first six months of 2006.  Our equity interest in LAC produced a small loss in the first six months of 2007.  For the year, we expect a positive contribution to our earnings from LAC.  Earnings per share for the first six months of 2007 decreased 7% to $1.14 per diluted share compared to $1.23 in the first six months of 2006.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2007, the four quarters of 2006 and the third and fourth quarters of 2005.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2007		2006				2005 (1)
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$726,472	$373,706	$318,486	$537,017	$705,703	$348,556	$299,791	$423,729
Gross profit	207,922	103,485	82,905	149,995	209,000	98,048	83,211	114,605
Operating income (loss)	98,433	8,632	(4,070)	53,092	103,338	15,022	2,288	41,431
Net income (loss)	57,794	1,354	(5,001)	31,493	62,110	6,422	(876)	26,521

Balance Sheet Data
Total receivables, net	$301,265	$231,034	$154,937	$211,589	$295,722	$211,578	$141,785	$152,037
Product inventories, net	388,364	413,161	332,069	283,930	367,096	406,310	330,575	197,135
Accounts payable	229,691	325,448	177,544	111,349	207,727	267,296	174,170	99,920
Total debt	425,599	358,522	265,443	257,974	303,000	236,188	194,757	83,170
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
(primarily in the northern half of the US)

In the second quarter of 2007, our sales were negatively impacted by the much cooler and unusually wet weather conditions in Texas and Oklahoma, which had a significant impact on sales related to pool and landscape construction.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments.  Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance our acquisitions.  We prioritize our use of cash based on investing in our business, returning money to our shareholders and maintaining an adequate debt structure. Generally, we prefer to maintain a one to two times EBITDA leverage ratio. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2007	2006
Operating activities	$(54,075)	$(49,205)
Investing activities	(9,618)	(9,169)
Financing activities	92,085	63,084

Cash flow used in operations increased $4.9 million to $54.1 million in the first six months of 2007 compared to $49.2 million in the same period in 2006.  The increase in cash used in operations is primarily due to the reduction in net income.

During the first half of 2007, the increase in cash provided by financing activities reflects higher borrowings used primarily to fund additional share repurchases.  As of June 30, 2007, our share repurchases totaled $67.6 million, or approximately 1.9 million shares of our common stock, at an average share price of $35.63.

Future Sources and Uses of Cash

In November 2006, our Board of Directors (our Board) increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million.  Subsequent to quarter end, we repurchased approximately $16.0 million, or 448,000 shares of our common stock, leaving $9.1 million of the authorized amount remaining as of July 25, 2007.  We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.  We may use cash flows from operations to fund these purchases or we may incur additional debt.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) due February 12, 2012, as described in Note 5 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.

The Note Purchase Agreement includes customary affirmative and negative covenants for transactions of this type, including financial covenants, and customary events of default, which, if they were to occur would give the holders of the Notes the right to accelerate the Notes.

Our unsecured syndicated senior credit facility (the Credit Facility), which matures on December 20, 2010, provides for $220.0 million in borrowing capacity including a $160.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan).  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.

At June 30, 2007, there was $119.3 million outstanding and $40.7 million available for borrowing under the Revolver.  The average effective interest rate on the Revolver was approximately 6.2% for the six months ended June 30, 2007.

At June 30, 2007, there was $58.5 million outstanding under the Term Loan of which $3.0 million is classified as current.  The average effective interest rate of the Term Loan was approximately 5.6% for the six months ended June 30, 2007.

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

During the three and six months ended June 30, 2007, no gains or losses were recognized on these swaps.

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008.  The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary.  This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit.  Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheet.  We continue to employ this arrangement because it provides us with a lower cost form of financing.  At June 30, 2007, there was $150.0 million outstanding under the Receivables Facility at an average effective interest rate of 5.8%.

As of June 30, 2007, we were in compliance with all covenants and financial ratio requirements related to our Notes, Credit Facility and our Receivables Facility.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified.  As of June 30, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2007, our disclosure controls and procedures were effective.

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

We have experienced substantial sales growth in recent years through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since 2002, we have opened 40 new sales centers and have completed 12 acquisitions. These acquisitions have added 73 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2007:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan
April 1-30, 2007	131,300	$35.76	131,300	$26,574,202
May 1-31, 2007	40,000	$37.86	40,000	$25,059,625
June 1-30, 2007	—	$0.00	—	$25,059,625
Total	171,300	$36.25	171,300

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the second quarter of 2007.

(2)
In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, November 2005 and August 2006, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In November 2006, when approximately $4.1 million of the existing authorized amount remained available for share repurchases, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million.  As of July 25, 2007, $9.1 million of the authorized amount remained available.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 8, 2007, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	44,790,084	529,321
James J. Gaffney	45,119,871	199,534
George T. Haymaker	45,073,082	246,324
Manuel J. Perez de la Mesa	44,808,568	510,837
Wilson B. Sexton	44,832,109	487,296
Harlan F. Seymour	43,642,760	1,676,646
Robert C. Sledd	44,790,958	528,447
John E. Stokely	45,043,637	275,768

2.	To approve the 2007 Long-Term Incentive Plan of Pool Corporation.

For	38,790,815
Against	1,793,316
Abstain	47,484

3.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent auditors for the fiscal year ending December 31, 2007.

For	45,165,334
Against	121,311
Abstain	32,760

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 26.

Items 1, 3 and 5 are not applicable and have been omitted.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2007.

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