Form 10-Q
period 2007-10-30
POOL CORP
filed 2007-10-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2007 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   YES  ☐    NO☒

At October 26 2007, there were 47,504,934 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2007

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Net sales	$527,434	$537,017	$1,627,612	$1,591,276
Cost of sales	387,631	387,022	1,176,402	1,134,233
Gross profit	139,803	149,995	451,210	457,043
Selling and administrative expenses	100,298	96,903	304,640	285,591
Operating income	39,505	53,092	146,570	171,452
Interest expense, net	6,349	4,276	16,765	10,983
Income before income taxes and equity earnings	33,156	48,816	129,805	160,469
Provision for income taxes	12,802	18,848	50,118	61,957
Equity earnings in unconsolidated investments	1,481	1,525	1,296	1,513
Net income	$21,835	$31,493	$80,983	$100,025

Earnings per share:
Basic	$0.45	$0.61	$1.64	$1.91
Diluted	$0.43	$0.58	$1.58	$1.82
Weighted average shares outstanding:
Basic	48,623	51,532	49,372	52,243
Diluted	50,490	54,277	51,347	55,092

Cash dividends declared per common share	$0.120	$0.105	$0.345	$0.300

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2007	2006	2006

Assets
Current assets:
Cash and cash equivalents	$50,265	$40,874	$16,734
Receivables, net	58,023	64,540	51,116
Receivables pledged under receivables facility	142,511	147,049	103,821
Product inventories, net	317,110	283,930	332,069
Prepaid expenses and other current assets	9,004	7,785	8,005
Deferred income taxes	7,652	4,024	7,676
Total current assets	$584,565	$548,202	$519,421

Property and equipment, net	35,518	32,201	33,633
Goodwill	155,247	156,123	154,244
Other intangible assets, net	15,459	19,964	18,726
Equity interest investments	34,561	32,383	32,509
Other assets, net	19,073	13,862	16,029
Total assets	$844,423	$802,735	$774,562

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	127,889	111,349	177,544
Accrued and other current liabilities	53,557	118,892	35,610
Short-term financing	110,715	110,974	74,286
Current portion of long-term debt and other long-term liabilities	3,350	3,731	4,350
Total current liabilities	$295,511	$344,946	$291,790

Deferred income taxes	15,185	12,760	15,023
Long-term debt	292,750	144,750	188,157
Other long-term liabilities	6,152	1,625	1,908
Total liabilities	$609,598	$504,081	$496,878

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,928,454; 50,911,356 and
50,929,665 shares issued and outstanding at
September 30, 2007, September 30, 2006 and
December 31, 2006, respectively	48	51	50
Additional paid-in capital	169,886	142,242	148,821
Retained earnings	64,344	164,744	129,932
Treasury stock	(7,110)	(14,177)	(7,334)
Accumulated other comprehensive income	7,657	5,794	6,215
Total stockholders’ equity	$234,825	$298,654	$277,684
Total liabilities and stockholders’ equity	$844,423	$802,735	$774,562

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2007	2006

Operating activities
Net income	$80,983	$100,025
Adjustments to reconcile net income
to net cash provided by operating activities:
Depreciation	6,868	5,980
Amortization	3,665	3,472
Share-based compensation	5,564	5,517
Excess tax benefits from share-based compensation	(8,345)	(10,619)
Equity earnings in unconsolidated investments	(2,087)	(2,476)
Other	3,441	1,645
Changes in operating assets and liabilities,
net of effects of acquisitions:
Receivables	(49,373)	(61,121)
Product inventories	14,580	53,889
Accounts payable	(49,743)	(71,359)
Other current assets and liabilities	27,927	56,525
Net cash provided by operating activities	33,480	81,478

Investing activities
Acquisition of businesses, net of cash acquired	(2,087)	(26,662)
Purchase of property and equipment, net of sale proceeds	(9,407)	(11,146)
Dividend on equity investment	35	—
Proceeds from sale of investment	75	—
Net cash used in investing activities	(11,384)	(37,808)

Financing activities
Proceeds from revolving line of credit	306,771	311,838
Payments on revolving line of credit	(299,928)	(293,938)
Proceeds from asset-backed financing	87,479	93,347
Payments on asset-backed financing	(51,050)	(48,030)
Proceeds from long-term debt	100,000	—
Payments on long-term debt and other long-term liabilities	(3,320)	(1,497)
Payments of deferred financing costs	(397)	(128)
Payments of capital lease obligations	(257)	(257)
Excess tax benefits from share-based compensation	8,345	10,619
Proceeds from issuance of common stock under share-based compensation plans	7,154	6,335
Payment of cash dividends	(17,033)	(15,734)
Purchase of treasury stock	(128,777)	(93,495)
Net cash provided by (used in) financing activities	8,987	(30,940)
Effect of exchange rate changes on cash	2,448	1,278
Change in cash and cash equivalents	33,531	14,008
Cash and cash equivalents at beginning of period	16,734	26,866
Cash and cash equivalents at end of period	$50,265	$40,874

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as POOL, we, us or our) prepared the unaudited interim Consolidated Financial Statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted.  In management’s opinion, the financial statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2006 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2007.

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

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$21,835	$31,493	$80,983	$100,025

Weighted average common shares outstanding:
Basic	48,623	51,532	49,372	52,243
Effect of dilutive securities:
Stock options	1,815	2,715	1,922	2,812
Restricted stock awards	50	29	51	30
Employee stock purchase plan	2	1	2	7
Diluted	50,490	54,277	51,347	55,092

Basic earnings per share	$0.45	$0.61	$1.64	$1.91

Diluted earnings per share	$0.43	$0.58	$1.58	$1.82

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
       (Unaudited)

The weighted average diluted shares outstanding for the three and nine months ended September 30, 2007 exclude stock options to purchase 1,089,125 shares and 1,085,975 shares, respectively.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.  There were no anti-dilutive stock options excluded from the earnings per share calculation for the three and nine months ended September 30, 2006.

Note 3 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  Comprehensive income for the three and nine months ended September 30, 2007 and 2006 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Comprehensive income	$21,801	$33,610	$82,425	$103,680

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

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
       (Unaudited)

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

During the quarter ended September 30, 2007, we recognized a decrease of approximately $0.6 million in our gross unrecognized tax benefits as a result of a lapse of the applicable statute of limitations.  We also recognized a decrease of approximately $0.3 million in interest related to the unrecognized tax benefits. The accrued interest balance related to unrecognized tax benefits was approximately $0.4 million at September 30, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local or non-U.S. income tax examinations by tax authorities for years before 2004.  We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

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

The 2007 LTIP replaced the 2002 Long-Term Incentive Plan, which the Board suspended, and the SCP Pool Corporation Non-Employee Directors Equity Incentive Plan, which expired in 2006.  No additional awards will be granted under these predecessor plans.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2006 Annual Report on Form 10-K.

OVERVIEW

Financial Results

Net sales decreased 2% to $527.4 million in the third quarter of 2007 compared to $537.0 million in 2006.  Our sales were negatively impacted by a difficult combination of external conditions, including the depressed housing and real estate markets and less than ideal weather conditions.  Considering the magnitude of these unfavorable external trends, we believe our sales performance compares relatively well to the third quarter of 2006 and indicates our success in gaining market share during the quarter.

Base business sales decreased 3% during the third quarter of 2007.  While the continued decline in new pool construction permits negatively impacted sales, we realized moderate sales growth for maintenance, repair and replacement products due to the non-discretionary nature of these products, growth in the installed base of swimming pools and the execution of sales, marketing and service programs that we offer to our customers.  Complementary product sales, which are sold primarily in the new pool construction market, decreased 5% quarter over quarter compared to 35% growth for the same period in 2006.

Our gross profit as a percentage of net sales (gross margin) decreased 140 basis points to 26.5% in the third quarter of 2007 from the third quarter of 2006.  This decrease reflects the impact of competitive pricing pressures resulting from the current market environment and pre-price increase inventory purchases we made in the second quarter of 2006, which benefited our third quarter 2006 gross margin.

Selling and administrative expenses (operating expenses) increased 4% in the third quarter of 2007 compared to the third quarter of 2006.  This increase includes the impact from investments in new sales centers since the beginning of 2006, higher expenses related to sales center expansions and relocations since the second quarter of 2006 and an increase in bad debt expense.  These higher expenses were partially offset by the impact from cost control initiatives.

Our operating income decreased 26% to $39.5 million in the third quarter of 2007 while operating income as a percentage of net sales (operating margin) decreased to 7.5% from 9.9% in the third quarter of 2006.  Interest expense increased 48% for the third quarter of 2007 due to higher debt levels for borrowings to fund share repurchases and a higher average effective interest rate compared to the same period in 2006.  Net income decreased 31% to $21.8 million compared to the third quarter of 2006 and included $1.5 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Total net receivables decreased 5% to $200.5 million at September 30, 2007 from $211.6 million at September 30, 2006 due to lower sales in 2007 and due to an increase in the allowance for doubtful accounts.  Our allowance for doubtful accounts balance was $8.7 million at September 30, 2007, an increase of $4.2 million over September 30, 2006.  We increased the allowance for doubtful accounts to reflect slower payments from customers in markets that have been adversely impacted by the decline in new pool and irrigation construction.  Days sales outstanding (DSO) increased between periods to 36.1 days at September 30, 2007 compared to 34.5 days at September 30, 2006.

Our inventory levels increased 12% to $317.1 million as of September 30, 2007 compared to September 30, 2006.  The increase reflects inventory for the 12 new sales centers opened since September 2006, an earlier start of seasonal purchasing compared to 2006, inventory related to the expansion of complementary product offerings and higher inventory levels attributed to the decline in sales.  The quality of our inventory remains high as measured by the percentage of total inventory in our fastest-turning inventory classes, which increased to 71% at September 30, 2007 compared to 68% at September 30, 2006. Our inventory turns, as calculated on a trailing twelve month basis, have remained consistent at 3.9 times as of September 30, 2007 and September 30, 2006.

Total debt outstanding increased to $406.5 million at September 30, 2007 compared to $258.0 million at September 30, 2006.  This increase is attributable to increased borrowings to fund share repurchases of approximately $141.9 million over the past 12 months.  Our current ratio increased to 2.0 as of September 30, 2007 compared to 1.6 as of September 30, 2006.

Current Trends

Current economic trends include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in some markets, increases in short-term interest rates and a tightening of credit in the sub-prime and less-than-prime lending markets.  Some of the factors that mitigate the impact of these trends on our business include the following:

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

Despite these mitigating factors, these negative trends had a more pronounced impact during the second and third quarters of 2007 and have significantly impacted some of our key markets, including Florida, Arizona and parts of California. We believe these trends, along with the impact of unusually wet weather in Texas and Oklahoma and a delay in the start of pool construction in northern markets due to unfavorable weather conditions in the first quarter, have resulted in a 15% to 20% decrease in new pool construction in 2007 compared to 2006.  A continuation or worsening of these trends may have an even greater impact on new pool construction that could negatively impact our current sales and earnings projections.

Outlook

In September, we updated our 2007 earnings per share guidance to $1.45 to $1.55 per diluted share to reflect our third quarter results and our more cautious outlook for the remainder of the year.  We now anticipate roughly flat sales growth for the full year 2007.  Despite the current market environment with some competitors being very aggressive on pricing, we expect that our fourth quarter 2007 gross margin will be marginally higher than the fourth quarter 2006 gross margin, which was adversely impacted by our 2006 year end vendor incentive adjustment.

Our business is subject to significant risks, including weather, competition, general economic conditions and other risks detailed in Part II - Item 1A. “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

RESULTS OF OPERATIONS

As of September 30, 2007, we conducted operations through 285 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.5	72.1	72.3	71.3
Gross profit	26.5	27.9	27.7	28.7
Selling and administrative expenses	19.0	18.0	18.7	17.9
Operating income	7.5	9.9	9.0	10.8
Interest expense	1.2	0.8	1.0	0.7
Income before income taxes and equity earnings	6.3%	9.1%	8.0%	10.1%

Our discussion of consolidated operating results includes the operating results from acquisitions in 2007, 2006 and 2005.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

We exclude the following sales centers from base business for a period of 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired and new market sales centers on the basis of their net sales as a percentage of total net sales.

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

The following table breaks out our consolidated results into the base business component and the acquired and new market component (sales centers excluded from base business):

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Net sales	$512,629	$527,166	$14,805	$9,851	$527,434	$537,017

Gross profit	135,864	147,227	3,939	2,768	139,803	149,995
Gross margin	26.5%	27.9%	26.6%	28.1%	26.5%	27.9%

Selling and administrative expenses	96,575	95,439	3,723	1,464	100,298	96,903
Expenses as a % of net sales	18.8%	18.1%	25.1%	14.9%	19.0%	18.0%

Operating income	39,289	51,788	216	1,304	39,505	53,092
Operating margin	7.7%	9.8%	1.5%	13.2%	7.5%	9.9%

For purposes of comparing operating results for the three months ended September 30, 2007 to the three months ended September 30, 2006, 266 sales centers were included in the base business calculations (including 23 of the 27 new sales centers opened since the beginning of 2006) and 19 sales centers were excluded because they were acquired or opened in new markets within the last 15 months.  The effect of sales center acquisitions in the table above reflects the operations of the following:

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded (1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	July – September 2007 and August – September 2006
Tor-Lyn, Limited	February 2007	1	July – September 2007

(1)	After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Three Months Ended September 30,
(in millions)	2007	2006	Change
Net sales	$527.4	$537.0	$(9.6)	(2)%

The decrease in net sales is primarily due to the impact of the prolonged domestic housing market downturn and less than ideal weather conditions, particularly the continued wet weather in Texas during the first half of the quarter.  The demand for new pool and irrigation construction products continued to lag due to the significant declines in new pool construction permits.  This impact was more pronounced in some of our larger markets, including Florida, Arizona and parts of California.  Net sales were also adversely impacted by the competitive pricing pressures experienced in the current market environment.

These decreases were partially offset by moderate sales growth for maintenance, repair and replacement products, which comprises the majority of our sales and includes chemicals and parts products.  This sales growth is a result of our continued successful execution of our sales, marketing and service programs and the larger installed base of swimming pools.

Complementary products decreased 5% quarter over quarter compared to a 35% increase in the same period in 2006.  Complementary product sales were adversely impacted by the decline in new pool construction, but benefited from our expansion of complementary product offerings and an increase in the number of sales centers that now offer complementary products.

Gross Profit

	Three Months Ended September 30,
(in millions)	2007	2006	Change
Gross profit	$139.8	$150.0	$(10.2)	(7)%
Gross margin	26.5%	27.9%

Gross margin decreased 140 basis points between periods.  Our third quarter 2007 gross margin is comparatively lower primarily due to competitive pricing trends, as other distributors sold off excess inventories, and unfavorable comparisons to the third quarter 2006 gross margin which benefited from our second quarter 2006 pre-price increase inventory purchases.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2007	2006	Change
Operating expenses	$100.3	$96.9	$3.4	4%
Operating expenses as a percentage of net sales	19.0%	18.0%

Compared to the third quarter of 2006, operating expenses grew 4% and increased 100 basis points as a percentage of net sales while base business operating expenses increased 1% for the third quarter of 2007 and were 70 basis points higher as a percentage of net sales quarter over quarter.  These increases include incremental expenses for the 27 new sales centers that we have opened since the beginning of 2006, higher rent expenses related to our expansion or relocation of over 20 existing sales centers since the second quarter of 2006 and an increase in bad debt expense due to an increase in our allowance for doubtful accounts based on recent slowdowns in customer payments.  These expenses were partially offset by the impact from cost control initiatives.

Interest Expense

Interest expense increased $2.1 million between periods due to a 44% increase in the average debt outstanding compared to the third quarter of 2006 and an increase in the weighted average effective interest rate to 6.1% in 2007 from 6.0% in 2006.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings.  Our effective income tax rate was 38.6% for the three months ended September 30, 2007 and September 30, 2006.

Net Income and Earnings Per Share

Net income decreased to $21.8 million in the third quarter of 2007 from $31.5 million in the third quarter of 2006.  Net income included $1.5 million of net equity earnings from our investment in LAC in both the third quarter of 2007 and the third quarter of 2006.  Diluted earnings per share decreased to $0.43 per share for the third quarter of 2007 from $0.58 per share for the third quarter of 2006.  The decrease in the quarter includes the impact of approximately $0.02 per diluted share related to the incremental operating expenses for new sales centers opened since January 2006.

Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006

The following table breaks out our consolidated results into the base business component and the acquired and new market component (sales centers excluded from base business):

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2007	2006	2007	2006	2007	2006
Net sales	$1,580,783	$1,579,633	$46,829	$11,643	$1,627,612	$1,591,276

Gross profit	437,950	453,817	13,260	3,226	451,210	457,043
Gross margin	27.7%	28.7%	28.3%	27.7%	27.7%	28.7%

Selling and administrative expenses	293,835	283,257	10,805	2,334	304,640	285,591
Expenses as a % of net sales	18.6%	17.9%	23.1%	20.0%	18.7%	17.9%

Operating income	144,115	170,560	2,455	892	146,570	171,452
Operating margin	9.1%	10.8%	5.2%	7.7%	9.0%	10.8%

For purposes of comparing operating results for the nine months ended September 30, 2007 to the nine months ended September 30, 2006, 266 sales centers were included in the base business calculations (including 23 of the 27 new sales centers opened since the beginning of 2006) and 19 sales centers were excluded because they were acquired or opened in new markets within the last 15 months.  The effect of sales center acquisitions in the table above reflects the operations of the following:

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded (1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	January – September 2007 and August – September 2006
Tor-Lyn, Limited	February 2007	1	February – September 2007

(1)	After 15 months of operations, we include acquired sales centers in the base business calculation including the comparative prior year period.

Net Sales

	Nine Months Ended September 30,
(in millions)	2007	2006	Change
Net sales	$1,627.6	$1,591.3	$36.3	2%

The increase in net sales is a result of the Wickham acquisition and sales from new locations that we opened in new markets.  Base business sales growth was flat, reflecting solid sales increases for maintenance, repair and replacement products offset by sales decreases for products used in new pool and irrigation construction.  New pool construction permits have declined significantly, especially in our key Florida, Arizona and California markets, due to the impact of the prolonged domestic housing market downturn and unfavorable weather conditions.  Complementary product sales decreased 2% due to the decline in new pool construction activity.

Our sales growth for maintenance, repair and replacement products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products; and
•	price increases, primarily the mid-year 2006 inflationary increases which we passed through the supply chain.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2007	2006	Change
Gross profit	$451.2	$457.0	$(5.8)	(1)%
Gross margin	27.7%	28.7%

Gross margin decreased 100 basis points between periods, including a consistent decline in base business gross margin.  Our 2007 gross margin is comparatively lower primarily due to the following impacts:

•	competitive pricing pressures experienced in 2007 due to the current market environment;
•	early buy inventory purchases and discounts for early payments on those purchases in the fourth quarter of 2005, which benefited our 2006 gross margin; and
•	pre-price increase inventory purchases in the second quarter of 2006, which benefited our third quarter 2006 gross margin.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2007	2006	Change
Operating expenses	$304.6	$285.6	$19.0	7%
Operating expenses as a percentage of net sales	18.7%	17.9%

Compared to the first nine months of 2006, operating expenses grew 7% and increased 80 basis points as a percentage of net sales.  Base business operating expenses were 4% higher in the first nine months of 2007 compared to the same period in 2006 and increased 70 basis points as a percentage of sales.  These increases include incremental expenses for the 27 new sales centers that we have opened since the beginning of 2006, higher rent expenses related to our expansion or relocation of sales centers, additional expenses for our investments in resources related to other growth initiatives and an increase in bad debt expense due to increases in our allowance for doubtful accounts in the second and third quarters of 2007.  These increased costs were partially offset by lower incentive expenses in the first nine months of 2007 compared to 2006 and cost control initiatives.

We opened 10 new sales centers in the first nine months of 2007 compared to 15 sales centers in the first nine months of 2006.

Interest Expense

Interest expense increased $5.8 million between periods as average debt outstanding was 43% higher in the first nine months of 2007 compared to the first nine months of 2006 and the weighted average effective interest rate increased to 6.0% in 2007 from 5.7% in 2006.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings.  Our effective income tax rate was 38.6% for the nine months ended September 30, 2007 and September 30, 2006.

Net Income and Earnings Per Share

Net income decreased to $81.0 million in the first nine months of 2007 from $100.0 million in the first nine months of 2006.  Our equity interest in LAC produced $1.3 million of net earnings in the first nine months of 2007 compared to $1.5 million in the comparable 2006 period.  For the year, we expect a positive contribution to our earnings from LAC.  Earnings per share for the first nine months of 2007 decreased to $1.58 per diluted share compared to $1.82 in the first nine months of 2006. The decrease includes the impact of approximately $0.09 per diluted share related to the incremental operating expenses for new sales centers opened since January 2006.  By comparison, the impact of incremental operating expenses for new sales centers opened since January 2006 on results for the nine months ended September 30, 2006 was approximately $0.04 per diluted share.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2007, the four quarters of 2006 and the fourth quarter of 2005.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2007			2006				2005 (1)
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$527,434	$726,472	$373,706	$318,486	$537,017	$705,703	$348,556	$299,791
Gross profit	139,803	207,922	103,485	82,905	149,995	209,000	98,048	83,211
Operating income (loss)	39,505	98,433	8,632	(4,070)	53,092	103,338	15,022	2,288
Net income (loss)	21,835	57,794	1,354	(5,001)	31,493	62,110	6,422	(876)

Balance Sheet Data
Total receivables, net	$200,534	$301,265	$231,034	$154,937	$211,589	$295,722	$211,578	$141,785
Product inventories, net	317,110	388,364	413,161	332,069	283,930	367,096	406,310	330,575
Accounts payable	127,889	229,691	325,448	177,544	111,349	207,727	267,296	174,170
Total debt	406,465	425,599	358,522	265,443	257,974	303,000	236,188	194,757
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
(primarily in the northern half of the US)

Overall, weather conditions during the third quarter of 2007 were less than ideal and unfavorable compared to the same period in 2006.  In July, below average temperatures across most of the east coast and continued cooler and unusually wet weather conditions in Texas had a significant impact on sales related to pool and landscape construction.  While weather conditions were more favorable in August and September, especially in Texas, above average rainfall in California coupled with cooler temperatures across the west coast adversely impacted sales in the later part of the quarter.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2007	2006
Operating activities	$33,480	$81,478
Investing activities	(11,384)	(37,808)
Financing activities	8,987	(30,940)

Cash flow provided by operations decreased $48.0 million in the first nine months of 2007 compared to the same period in 2006.  This decrease is primarily due to the reduction in net income and the difference in the timing of the payment of our 2007 estimated income taxes, which were paid in the third quarter of 2007, and our 2006 estimated income taxes, which were deferred until the fourth quarter of 2006 as allowed by the Katrina Emergency Tax Relief Act of 2005

During the first nine months of 2007, the increase in cash provided by financing activities reflects higher borrowings used primarily to fund additional share repurchases.  For the nine months ended September 30, 2007, our share repurchases totaled $126.8 million, or approximately 3.7 million shares of our common stock, at an average share price of $34.51.

Future Sources and Uses of Cash

In August 2007, our Board of Directors (our Board) increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million.  Subsequent to quarter end, we repurchased approximately $10.9 million, or 434,752 shares of our common stock, leaving $55.0 million of the authorized amount remaining as of October 24, 2007.  We intend to continue to repurchase shares on the open market from time to time, depending on market conditions.  We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

At September 30, 2007, there was $138.5 million outstanding and $21.5 million available for borrowing under the Revolver.  The weighted average effective interest rate on the Revolver was approximately 6.4% for the nine months ended September 30, 2007.

At September 30, 2007, there was $57.8 million outstanding under the Term Loan, of which $3.0 million is classified as current.  The weighted average effective interest rate of the Term Loan was approximately 5.6% for the nine months ended September 30, 2007.

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

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008.  The Receivables Facility provides for the true sale of certain of our receivables, as they are created, to a wholly owned, bankruptcy-remote subsidiary.  This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit.  Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheet.  We continue to employ this arrangement because it provides us with a lower cost form of financing.  At September 30, 2007, there was $110.7 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.9%.

As of September 30, 2007, we were in compliance with all covenants and financial ratio requirements related to our Notes, Credit Facility and our Receivables Facility.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified.  As of September 30, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2007, our disclosure controls and procedures were effective.

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

As a distribution company, maintaining favorable relationships with our suppliers is critical to the success of our business. We believe that we add considerable value to the swimming pool supply chain and landscape and irrigation supply chain by purchasing products from a large number of manufacturers and distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own. We believe that we currently enjoy good relationships with our suppliers, who generally offer us competitive pricing, return policies and promotional allowances. However, our inability to maintain favorable relationships with our suppliers could have an adverse effect on our business.

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

We have experienced substantial sales growth in recent years through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since 2002, we have opened 42 new sales centers and have completed 12 acquisitions. These acquisitions have added 73 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

We also promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our programs include such items as personalized websites, brochures, marketing campaigns and business development training. We also provide certain retail store customers with assistance in site selection, store layout and design and business management system implementation. Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in a weakened economic environment and an increasingly competitive marketplace, in which we (and our entire supply chain) also compete with other luxury product alternatives, could have a material adverse effect on our business.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2007:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan
July 1-31, 2007	714,879	$35.04	714,693	$13,448
August 1-31, 2007	583,682	$34.21	539,500	$81,626,621
September 1-30, 2007	522,500	$30.16	522,500	$65,867,465
Total	1,821,061	$33.38	1,776,693

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were 186 and 44,182 shares surrendered for this purpose in July and August of 2007, respectively.  There were no shares tendered for this purpose in September of 2007.

(2)
In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, November 2005 and August 2006, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In November 2006 and August 2007, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $100.0 million from the amounts remaining at each of those dates.  As of October 24, 2007, $55.0 million of the authorized amount remained available.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 25.

Items 1, 3, 4 and 5 are not applicable and have been omitted.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2007.

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