Form 10-K
period 2007-12-31
POOL CORP
filed 2008-02-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 0-26640

POOL CORPORATION
(Exact name of Registrant as specified in its charter)

Delaware	36-3943363
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

109 Northpark Boulevard, Covington, Louisiana	70433-5001
(Address of principal executive offices)	(Zip Code)

985-892-5521
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, par value $0.001 per share	NASDAQ Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “small reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 29, 2007 was $1,860,766,335.

As of February 22, 2008, the Registrant had 47, 722,617 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 28, 2008 for the
Annual Meeting to be held on May 6, 2008, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2007 we operated 281 sales centers in North America and Europe.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools. Of the approximately 70 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% own a pool. Higher rates of new home construction from 1996 to 2005 have added to the market expansion opportunity for pool ownership, particularly in larger pool markets.

We believe the long-term prospects of our industry are positively impacted by favorable demographic and socioeconomic trends.  This includes the expected continued long-term growth in housing units in warmer markets due to the population migration towards the south and the need to maintain the growing installed base of pools. The industry has also been positively impacted by the trend for increased homeowner spending on outdoor living spaces for relaxation and entertainment. Additionally, consumers frequently bundle the purchase of a pool with other products as part of a complete backyard makeover. New irrigation systems and landscaping are often key components to completing a swimming pool installation or remodel. The irrigation and landscape market has many characteristics in common with the pool industry, and we believe that it benefits from the same favorable demographic and socioeconomic trends and will realize growth rates similar to the pool industry.

The majority of consumer spending in our industry is derived from the non-discretionary maintenance of existing swimming pools, including the repair and replacement of the equipment for those pools. We believe that the recurring nature of the repair and replacement market has helped maintain a relatively consistent rate of industry growth historically, even in periods when unfavorable economic conditions and negative trends in the housing market adversely impact pool construction activities.

New swimming pool construction and irrigation starts comprise the bulk of the remaining consumer spending in our industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience. The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

General economic conditions (as commonly measured by Gross Domestic Product or GDP) and certain trends in the housing market affect our industry, particularly new pool and irrigation system starts.  Positive GDP trends may have a favorable impact on industry starts, while negative trends may be unfavorable for industry starts. We believe there may be some correlation between industry starts and the rate of housing turnover and home appreciation over time, with higher rates of home turnover and appreciation having a positive impact on starts over time.

In 2007, the sharp drop in new home construction, home value deflation in many markets, the tightening of credit and negative trends in consumer confidence had a negative impact on the industry and our performance. Since less than 40% of our sales are tied to new pool or irrigation construction and we estimate that only 10% to 20% of new pools are constructed along with new home construction, we do not expect any cyclicality in new housing starts in itself to have a significant long-term impact on our business. Our expectation is that the swimming pool industry will return to an annual growth rate of approximately 2% to 6% when the real estate and credit markets revert to normal.

Our industry is seasonal and weather is one of the principal external factors that affects our business. Peak industry activity occurs during the warmest months of the year, typically April through September.  Unseasonable warming or cooling trends can delay or accelerate the start or end of the pool and landscape season, impacting our maintenance and repair sales. These impacts at the shoulders of the season are generally more pronounced in northern markets.  Weather also impacts our sales of construction and installation products to the extent above average precipitation, late spring thaws in northern markets and other extreme weather conditions delay, interrupt or cancel current or planned construction and installation activities.

The industry is also affected by other factors including, but not limited to, consumer attitudes toward pool and landscape products for environmental or safety reasons.

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

In addition to our efforts aimed at industry and customer growth, we have increased our product breadth, as described in the “Customers and Products” section below. We have also expanded our sales center network through acquisitions (which have been an important source of sales growth), new sales center openings and expansions of existing sales centers. Since 2003, we have opened 39 new sales centers (net of sales center closings and consolidations) and successfully completed 11 acquisitions consisting of 64 sales centers (net of sales center closings and consolidations).

Based upon industry data, we believe the industry grew at a 2% to 6% annual rate for the period between 2000 and 2005 but declined in 2006 and 2007.  Historically, our growth has exceeded the industry’s rates and allowed us to increase market share. We expect our sales growth to be higher than the industry average due to increases in market share and expansion of our product offerings.

For additional discussion of our recent acquisitions, see Note 2 and Note 14 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We intend to pursue additional strategic acquisitions, which will allow us to further penetrate existing markets and expand into new geographic markets and product categories.

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

We conduct our operations through 281 sales centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 54% of our net sales in 2007. We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise. Our local sales personnel work from the sales centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 100,000 national brand and private label products. We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and complementary products is the most comprehensive in the industry. The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;
•	repair and replacement parts for cleaners, filters, heaters, pumps and lights;
•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;
•	pool equipment and components for new pool construction and the remodeling of existing pools;
•	irrigation and landscape products, including professional lawn care equipment; and
•	complementary products, including:
–	building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and pool surface and decking materials; and
–	other discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as pool toys and games, outdoor furniture and grills.

Maintenance products and repair and replacement parts are non-discretionary in nature, meaning that these items must be purchased by end-users to maintain existing swimming pools and landscaped areas. Over 60% of our gross profits are derived from the sale of products used to maintain and repair these existing features and less than 40% are derived from the construction and installation (equipment, materials, plumbing, electrical, etc.) of new pools and landscaping. We distribute irrigation and landscape products through our Horizon Distributors (Horizon) network, which we acquired through acquisitions in 2005 and 2006.

Our complementary product sales accounted for over 9% of our total net sales in 2007 at comparable margins to our traditional product offerings. While complementary product sales decreased 3% in 2007 due primarily to the downturn in new pool and irrigation construction, complementary product sales have been an important factor in our base business sales growth over the past eight years, having grown from approximately $3.0 million in 1999 to over $180.0 million in 2007.

We have identified other product categories that could become part of our complementary product offerings in the future. We typically introduce two to three categories each year in certain markets. We then evaluate the performance of these test categories and focus on those which we believe exhibit long-term growth potential. In 2008, we intend to continue to expand our complementary products initiative by increasing the number of locations which offer complementary products, increasing the number of complementary products offered at certain locations and continuing a modest broadening of the product offerings on a company-wide basis.

Operating Strategy

We operate three distribution networks: the SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon network. The SCP network consists of 157 sales centers, including 11 locations in Europe, the Superior network consists of 62 locations and the Horizon network also consists of 62 locations.

We distribute swimming pool supplies, equipment and related leisure products through our SCP and Superior networks, and we distribute irrigation and landscape products through our Horizon network. We adopted the strategy of operating two distinct distribution networks within the swimming pool marketplace primarily for two reasons:

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

In addition, we operate five centralized shipping locations and four stand-alone construction materials centers that redistribute products we purchase in bulk quantities to our sales centers or directly to customers.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Care, Inc., which accounted for approximately 15%, 11% and 9%, respectively, of the cost of products we sold in 2007.

Competition

Based on industry knowledge and available data, management believes we are the largest wholesale distributor of swimming pool and related backyard products and the only truly national wholesale distributor focused on the swimming pool industry in the United States. We are also one of the top three distributors of landscape and irrigation products in the United States, and we compete against one national wholesale distributor of these products. We face intense competition from many regional and local distributors in our markets and to a lesser extent, mass-market retailers and large pool supply retailers with their own internal distribution networks.

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

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and international, federal, state and local environmental and health and safety requirements, including regulation by the Environmental Protection Agency, the Department of Transportation, the Occupational Safety and Health Administration, the National Fire Protection Agency and the International Maritime Organization. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. We store certain types of chemicals and/or fertilizers at each of our sales centers, and the storage of these items is strictly regulated by local fire codes. In addition, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws are primarily related to labeling, annual registration and licensing.

Employees

We employed approximately 3,500 people at December 31, 2007. Given the seasonal nature of our business, our peak employment period is the summer, when we add approximately 500 more employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$1,774,771	$1,779,085	$1,442,332
International	153,596	130,677	110,327
	$1,928,367	$1,909,762	$1,552,659

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2007	2006	2005
United States	$30,505	$29,825	$22,520
International	3,718	3,808	3,078
	$34,223	$33,633	$25,598

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools account for more than 60% of our gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends in 2007.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Care, Inc., which accounted for approximately 15%, 11% and 9%, respectively, of the costs of products we sold in 2007. A decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single supplier could also adversely affect our business. We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool or landscape supply retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 54% of our net sales in 2007, also tend to be more competitive than others.

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

Specifically, our future success depends to an extent upon the continued service of Manuel Perez de la Mesa, our President and Chief Executive Officer. The loss of Mr. Perez de la Mesa in particular could have a material adverse effect on our business. Mr. Perez de la Mesa is not nearing retirement age, and we have no indication that he intends to retire in the near future. We do not currently maintain key man insurance on Mr. Perez de la Mesa.

Past growth may not be indicative of future growth.

We have experienced substantial sales growth through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. During the past five fiscal years, we have opened 39 new sales centers and have completed 11 acquisitions. These acquisitions have added 64 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2007, approximately 65% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

The nature of our business subjects us to compliance with Environmental, Health, Transportation and Safety Regulations.

We are subject to regulation under federal, state and local environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. For example, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws are primarily related to labeling, annual registration and licensing.

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. These laws and regulations have changed substantially and rapidly over the last 20 years and we anticipate that there will be continuing changes. The clear trend in environmental, health, transportation and safety regulation is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemical substances. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and we will plan accordingly to remain in compliance with changing regulations and to minimize the costs of such compliance.

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

We conduct business internationally, which exposes us to additional risks.

Our international operations expose us to certain additional risks, including:

•	difficulty in staffing international subsidiary operations;
•	different political and regulatory conditions;
•	currency fluctuations;
•	adverse tax consequences; and
•	dependence on other economies.

We source certain products we sell, including our private label products, from Asia and other international sources. There is a greater risk that we may not be able to access products in a timely and efficient manner, and we may also be subject to certain trade restrictions that prevent us from obtaining products. Fluctuations in other factors relating to international trade, such as tariffs, currency exchange rates, transportation costs and inflation are additional risks for our international operations.

A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

Discretionary spending on leisure product offerings such as ours is generally adversely affected during times of economic or political uncertainty. The potential for terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create these types of uncertainties and negatively impact our business for the short or long-term in ways that cannot presently be predicted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the POOL corporate offices, which consist of approximately 50,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales centers in Florida and one sales center in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2007, we had seven leases that expire between 2018 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 100,000 square feet and generally consist of warehouse, counter, display and office space. Our centralized shipping locations (CSLs) and construction materials centers range in size from 16,000 square feet to 132,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2007:

Network	12/31/06	New Locations	Consolidated & Closed Locations (1)	Acquired Locations	12/31/07

SCP	134	6	(3)	-	137
SPP	62	1	(1)	-	62
Horizon	60	4	(2)	-	62
Total Domestic	256	11	(6)	-	261

SCP International	18	1	-	1	20

Total	274	12	(6)	1	281

(1)
Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations. During 2007, we consolidated four sales centers and closed two sales centers.  One of the consolidations was related to Horizon’s CSL, which was previously counted as a separate sales center location since it served walkup customers directly.  In 2007, this customer activity was consolidated with Horizon’s nearby sales center and this location now serves exclusively as a CSL.  In the fourth quarter of 2007, we consolidated three other sales centers and closed two sales centers.

The table below identifies the number of sales centers in each state or country by distribution network as of December 31, 2007:

Location	SCP	Superior	Horizon	Total
United States
California	21	18	21	60
Florida	29	8	-	37
Texas	14	4	13	31
Arizona	5	4	10	19
Georgia	6	2	1	9
Tennessee	4	3	-	7
Alabama	4	2	-	6
Nevada	2	1	3	6
New York	6	-	-	6
Washington	1	-	5	6
Louisiana	5	-	-	5
New Jersey	3	2	-	5
Ohio	2	3	-	5
Colorado	1	1	2	4
Illinois	3	1	-	4
Indiana	2	2	-	4
Missouri	3	1	-	4
North Carolina	3	1	-	4
Oregon	-	-	4	4
Pennsylvania	3	1	-	4
Michigan	2	1	-	3
Oklahoma	2	1	-	3
South Carolina	2	1	-	3
Virginia	2	1	-	3
Arkansas	2	-	-	2
Idaho	-	-	2	2
Kansas	1	1	-	2
Massachusetts	2	-	-	2
Minnesota	1	1	-	2
Connecticut	1	-	-	1
Iowa	1	-	-	1
Kentucky	-	1	-	1
Maryland	1	-	-	1
Mississippi	1	-	-	1
Nebraska	1	-	-	1
New Mexico	1	-	-	1
Utah	-	-	1	1
Wisconsin	-	1	-	1
Total United States	137	62	62	261

International
Canada	8	-	-	8
France	5	-	-	5
Portugal	2	-	-	2
United Kingdom	2	-	-	2
Italy	1	-	-	1
Spain	1	-	-	1
Mexico	1	-	-	1
Total International	20	-	-	20

Total	157	62	62	281

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2007.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL”. On February 22, 2008, there were approximately 14,667 beneficial holders of our common stock. The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

			Dividends
	High	Low	Declared
Fiscal 2007
First Quarter	$40.73	$33.77	$0.105
Second Quarter	42.62	34.85	0.120
Third Quarter	39.09	24.08	0.120
Fourth Quarter	28.24	19.70	0.120

Fiscal 2006
First Quarter	$47.67	$35.42	$0.090
Second Quarter	50.20	39.89	0.105
Third Quarter	46.83	35.35	0.105
Fourth Quarter	42.75	38.01	0.105

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004, and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount four times including in the fourth quarter of 2004 and annually in the second quarter of 2005, 2006 and 2007. Payment of future dividends will be at the discretion of our Board, after taking into account various factors, including earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. We plan to continue to pay quarterly dividends, but there can be no assurance that dividends will be declared or paid any time in the future if our Board deems that there is a better use of those funds.

Stock Performance Graph

The information included under the caption “Stock Performance Graph” in this Item 5 of this Annual Report on Form 10-K is not deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C under the Securities Exchange Act of 1934 (the 1934 Act) or to the liabilities of Section 18 of the 1934 Act, and will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the 1934 Act, except to the extent we specifically incorporate it by reference into such a filing.

The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ US Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2002 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
Pool Corporation	100	167.88	247.55	291.54	309.84	159.25
S&P MidCap 400 Index	100	135.62	157.97	177.81	196.16	211.81
NASDAQ US Index	100	150.36	163.00	166.58	183.68	201.91

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2007.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(2)	Maximum approximate dollar value that may yet be purchased under the plan(3)
October 1-31, 2007	434,752	$25.07	434,752	$54,968,410
November 1-30, 2007	-	$-	-	$54,968,410
December 1-31, 2007	-	$-	-	$54,968,410
Total	434,752	$25.07	434,752

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share based compensation plans. No shares were surrendered in the fourth quarter.

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

(3)	In 2007, we purchased a total of $137.7 million, or 4.1 million shares, at an average price or $33.51 per share. As of February 22, 2008, $55.0 million of the authorized amount remained available.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2007	2006	2005(2)	2004(2)	2003(2)
Statement of Income Data
Net sales	$1,928,367	$1,909,762	$1,552,659	$1,310,853	$1,155,832
Net income	69,394	95,024	80,455	63,406	48,249
Earnings per share:
Basic	$1.42	$1.83	$1.53	$1.20	$0.91
Diluted	$1.37	$1.74	$1.45	$1.13	$0.87
Cash dividends declared
per common share	$0.465	$0.405	$0.34	$0.20	$—

Balance Sheet Data(3)
Working capital(4)	$250,849	$227,631	$193,525	$128,189	$60,030
Total assets	814,854	774,562	740,850	488,075	455,439
Total long-term debt,
including current portion	282,525	191,157	129,100	50,420	42,507
Stockholders' equity(5)	208,791	277,684	281,724	227,544	200,408
Other
Base business sales growth(6)	(1)%	10%	14%	10%	11%
Number of sales centers	281	274	246	201	197

____________________

(1)
During the years 2003 to 2007, we successfully completed 11 acquisitions consisting of 64 sales centers. For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(2)	As adjusted to reflect the impact of share-based compensation expense related to the adoption of SFAS 123(R), Share-Based Payment, using the modified retrospective transition method.

(3)	The 2005 balance sheet data has been adjusted to correct the classification of our deferred tax balances.

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

(5)
The beginning stockholders’ equity balance in 2007 reflects a reduction to retained earnings of approximately $0.5 million related to the implementation of FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.

(6)
For a discussion regarding our calculation of base business sales growth, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2007 FINANCIAL OVERVIEW

Financial Results

Our 2007 financial results were negatively impacted by a difficult combination of external conditions, particularly the depressed housing and real estate markets which intensified throughout 2007. Falling home values across much of the country and tightening credit markets created a significant drop in new construction activities. Unfavorable weather conditions also had an adverse impact during the first half of 2007, both on sales of construction products and on maintenance and repair products.  Extended winter conditions delayed the start of the pool season in the Central and Northeast regions.  Record wet weather in Texas and Oklahoma caused decreases across customer types, greatly hindering construction and installation activities and affecting replacement and repair activities.  Considering the magnitude of these unfavorable external trends, we believe our sales performance compares favorably to 2006 and indicates our success in gaining market share and improving our competitive position.

Base business sales decreased 1% in 2007 as the significant decline in new pool construction permits negatively impacted demand for new pool and irrigation products. This impact was more pronounced in some of our larger markets, most notably in Florida. These sales decreases were partially offset by moderate sales growth for maintenance, repair and replacement products, which comprises the majority of our sales and includes chemicals and parts products. Complementary product sales, which are sold primarily in the new pool construction market, decreased 3% compared to 2006.

For a discussion of our base business calculation, see the RESULTS OF OPERATIONS section below.

Our gross profit as a percentage of net sales (gross margin) decreased 80 basis points to 27.5% in 2007 compared to 2006. This decrease reflects the impact of competitive pricing pressures resulting from the current market environment and unfavorable comparisons to 2006 gross margin.  In 2006, our gross margin improved by 40 basis points over 2005 due to benefits from our supply chain management initiatives including pre-price increase purchases in the fourth quarter of 2005 and the second quarter of 2006.

Selling and administrative expenses (operating expenses) increased 7% compared to 2006. This increase includes the addition of expenses from the Wickham acquisition in August 2006, investments in 29 new sales centers opened since the beginning of 2006, an increase in bad debt expense, higher expenses related to existing sales center expansions and relocations and higher freight costs. These higher expenses were partially offset by lower incentive compensation and the impact of cost control initiatives.

Our operating income decreased 20% to $133.8 million in 2007 while operating income as a percentage of net sales (operating margin) decreased to 6.9% from 8.8% in 2006.  Interest expense increased 46% for 2007 due to higher debt levels for borrowings to fund share repurchases and a higher average effective interest rate compared to the same period in 2006.  Net income decreased 27% to $69.4 million compared to 2006 and included $0.9 million of net equity earnings from our investment in Latham Acquisition Corporation (LAC).

Financial Position and Liquidity

Cash provided by operations increased $2.6 million to $71.6 million in 2007 due primarily to favorable impacts from changes in working capital balances, which offset the decrease in net income.

Coupled with net proceeds from other financing activities of approximately $98.5 million, cash provided by operations helped fund the following in 2007:

•	share repurchases of $139.7 million, including $137.7 million of open market repurchases under our Board authorized repurchase plan;
•	the payment of our quarterly cash dividends to shareholders, which we increased in the second quarter of 2007;
•	capital expenditures of $10.9 million; and
•	financing of over $10.0 million in working capital for our 12 new sales centers opened in 2007.

Our accounts receivable balance decreased 9% to $141.1 million at December 31, 2007. Days sales outstanding (DSO) increased between periods to 36.3 days at December 31, 2007 compared to 35.0 days at December 31, 2006.  Our allowance for doubtful accounts increased to $9.9 million at December 31, 2007 from $4.9 million at December 31, 2006. This increase reflects slower payments from customers in markets that have been adversely impacted by the decline in new pool and irrigation construction.

Our net inventory balance increased $47.6 million to $379.7 million at December 31, 2007.  The increase reflects inventory for the 12 new sales centers opened in 2007, higher inventory levels attributable to the decline in fourth quarter sales and higher quantities of early buy inventory received in the fourth quarter of 2007 than in the fourth quarter of 2006.  Inventory turns, as calculated on a trailing 12 month basis, slowed to 3.7 times in 2007 from 3.9 times in 2006.

Total debt outstanding increased to $350.9 million at December 31, 2007 compared to $265.4 million at December 31, 2006. This increase is attributable to increased borrowings to fund our 2007 share repurchases and slightly higher working capital levels. We continue to maintain a healthy current ratio of 1.8, which was unchanged from December 31, 2006.

Current Trends

Current economic trends include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets, decreases in short-term interest rates and a tightening of consumer and commercial credit.  Some of the factors that help mitigate the impact of these trends on our business include the following:

•	the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with less than 40% of our sales tied to new pool or irrigation construction;
•	we estimate that only 10% to 20% of new pools are constructed along with new home construction; and
•	we have a low market share with the largest pool builders who we believe are more heavily tied to new home construction.

Despite these mitigating factors, these negative trends had a more pronounced impact during 2007 and have significantly impacted some of our key markets, including Florida, Arizona and parts of California. We believe these trends, along with the impact of unusually wet weather in Texas and Oklahoma and a delay in the start of pool construction in northern markets due to unfavorable weather conditions, resulted in a decrease in new pool construction of approximately 50,000 units, or 25%, in 2007. This followed a decrease of approximately 10,000 units, or 5%, in 2006, representing the first back to back decrease in recent industry history.  A continuation or worsening of these trends may have an even greater impact on new pool construction and consumer spending on outdoor living spaces, which could negatively impact our sales and earnings.

OUTLOOK

Our objectives in 2008 include:

•	continuing to execute on our business strategies that we believe will provide long-term value to our customers, suppliers and shareholders; and
•	exploiting business improvement opportunities available to us while maintaining tight control over our expenses.

We believe the prolonged downturn in real estate markets and restricted access to credit, coupled with the uncertain general economic environment, will continue to adversely impact new pool and irrigation construction.  Given the challenges in the external environment, we will not provide any earnings per share guidance until we gain more visibility for how our 2008 results are tracking.

We expect to generate sufficient cash flow and have adequate access to capital to both fund our business objectives and provide a direct return to our shareholders in the form of dividend payments.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for an estimate of the losses we will incur if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we generally require payment from our customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers. The extended terms usually require payments in equal installments in April, May and June or May and June, depending on geographical location. Credit losses have generally been within or better than our expectations.

As our business is seasonal, our customers’ businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. We provide reserves for uncollectible accounts based on the accounts receivable aging ranging from 0.1% for amounts currently due up to 100% for specific accounts more than 60 days past due.

At the end of each quarter, we perform a reserve analysis of all accounts with past due balances greater than $20,000. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on the remainder of the past due portion of the aging. As we review these past due accounts, we evaluate collectibility based on a combination of factors, including:

•	aging statistics and trends;
•	customer payment history;
•	independent credit reports; and
•	discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.1% of net sales.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2007, pretax income would change by approximately $1.2 million and earnings per share would change by approximately $0.02 per diluted share based on the number of diluted shares outstanding at December 31, 2007.

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

Class 0	new products with less than 12 months usage

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the sales center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past 12 months, excluding special order products not yet delivered to the customer

Null class	non-stock special order items

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2007, pretax income would change by approximately $0.7 million and earnings per share would change by approximately $0.01 per diluted share based on the number of diluted shares outstanding at December 31, 2007.

Vendor Incentives

We account for vendor incentives in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our vendor arrangements provide for us to receive incentives of specified amounts of consideration, payable to us when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for vendor incentives as if they are a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

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

If market conditions were to change, vendors may change the terms of some or all of these programs. Although such changes would not affect the amounts we have recorded related to products already purchased, they may lower or raise our gross margins for products purchased and sold in future periods.

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

As of December 31, 2007, and in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, United States taxes were not provided on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

We hold, through our wholly owned affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions.

We have operations in 38 states and seven foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are subject to regular audits by federal, state and foreign tax authorities. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. These adjustments may include differences between the estimated deferred tax liability that we have recorded for equity earnings in unconsolidated investments and the actual taxes paid upon the return of undistributed equity earnings through a manner other than a capital transaction. As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted FIN 48 effective January 1, 2007, as required. We recorded the cumulative impact of adopting FIN 48 in retained earnings. We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

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

Goodwill

Our largest intangible asset is goodwill. At December 31, 2007, our goodwill balance was $155.2 million, representing 19% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under these rules, we test goodwill for impairment annually or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment. If the estimated fair value of any of our reporting units has fallen below their carrying value, we will compare the estimated fair value of the reporting units’ goodwill to its carrying value. If the carrying value of a reporting units’ goodwill exceeds its estimated fair value, we will recognize the difference as an impairment loss in operating income.

Our goodwill impairment test requires a comparison of the estimated fair value of each reporting unit to its carrying value, including goodwill. We estimate the fair value of our reporting units based on a discounted cash flow approach, which requires us to make several assumptions about projected future cash flows and appropriate discount rates. If our assumptions or estimates change, we could incur charges in future periods for goodwill impairment.

In October 2007, we completed our annual goodwill impairment test and determined there was no impairment.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2007	2006	2005
Net sales	100.0%	100.0%	100.0%
Cost of sales	72.5	71.7	72.1
Gross profit	27.5	28.3	27.9
Selling and administrative expenses	20.6	19.5	19.1
Operating income	6.9	8.8	8.7
Interest expense, net	1.1	0.8	0.4
Income before income taxes and equity earnings	5.8	8.0	8.3

Note:	Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2007, 2006 and 2005.  We accounted for these acquisitions using the purchase method of accounting and we have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2007 compared to Fiscal Year 2006

The following table breaks out our consolidated results into the base business component and the acquired and new market component (sales centers excluded from base business):

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Net sales	$1,877,107	$1,894,169	$51,260	$15,593	$1,928,367	$1,909,762

Gross profit	516,375	535,510	14,271	4,438	530,646	539,948
Gross margin	27.5%	28.3%	27.8%	28.5%	27.5%	28.3%

Selling and administrative expenses	384,853	369,498	12,019	3,068	396,872	372,566
Expenses as a % of net sales	20.5%	19.5%	23.4%	19.7%	20.6%	19.5%

Operating income	131,522	166,012	2,252	1,370	133,774	167,382
Operating margin	7.0%	8.8%	4.4%	8.8%	6.9%	8.8%

We exclude the following sales centers from our base business results for a period of 15 months:

•	acquired sales centers;
•	sales centers divested or consolidated with acquired sales centers; and
•	sales centers opened in new markets.

Additionally, we generally allocate overhead expenses to acquired and new market sales centers on the basis of their net sales as a percentage of total net sales.

For purposes of comparing operating results for the year ended December 31, 2007 to the year ended December 31, 2006, we have excluded 15 acquired sales centers from base business for the periods identified in the table below and an average of four sales centers opened in new markets, of which two are still excluded from base business as of year end.  Due to the timing of the two sales centers closed during the fourth quarter of 2007, these locations have not been excluded for the purpose of calculating base business for all periods presented. The three sales centers consolidated with existing sales centers during the fourth quarter of 2007 will remain part of the base business since we expect to transfer the majority of the existing business to our nearby locations.

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded (1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	January – October 2007 and August – October 2006
Tor-Lyn, Limited	February 2007	1	February – December 2007

(1)	After 15 months of operations, we include acquired and new market sales centers in the base business calculation including the comparative prior year period.

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2007	2006	Change
Net sales	$1,928.4	$1,909.8	$18.6	1%

The increase in net sales is primarily a result of the Wickham acquisition and sales from new locations that we opened in new markets. Base business sales decreased 1% compared to 2006 as sales declines for products used in new pool and irrigation construction were not fully offset by the solid sales growth for maintenance, repair and replacement products and our international operations.

Demand for pool and irrigation construction products was impacted by the weak housing market, tightening credit markets and unfavorable weather conditions. New pool construction permits declined significantly throughout 2007, especially in our key Florida, Arizona and California markets. Net sales were also adversely impacted by the competitive pricing pressures experienced in the current market environment.

Our sales growth for maintenance, repair and replacement products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	the growing installed base of swimming pools, which resulted in increased sales of non-discretionary products; and
•	price increases, primarily the impact in the first half of 2007 of our mid-year 2006 inflationary increases, which we passed through the supply chain.

Complementary product sales decreased 3% year over year compared to a 26% increase from 2005 to 2006. Our complementary product sales were adversely impacted by the declines in new construction activity, but benefited from our expansion of complementary product offerings and an increase in the number of sales centers that now offer complementary products.

Gross Profit

	Year Ended December 31,
(in millions)	2007	2006	Change
Gross profit	$530.6	$539.9	$(9.3)	(2)%
Gross margin	27.5%	28.3%

Gross margin decreased 80 basis points compared to 2006, including a consistent decline in base business gross margin.

Our 2007 gross margin is comparatively lower primarily due to the following impacts:

•	competitive pricing pressures, which intensified throughout 2007 given the adverse market conditions;
•	early buy inventory purchases and discounts for early payments on those purchases in the fourth quarter of 2005, which benefited our first half 2006 gross margin; and
•	pre-price increase inventory purchases in the second quarter of 2006, which benefited our third quarter 2006 gross margin.

Operating Expenses

	Year Ended December 31,
(in millions)	2007	2006	Change
Operating expenses	$396.9	$372.6	$24.3	7%
Operating expenses as a percentage of net sales	20.6%	19.5%

Total operating expenses grew 7% and increased 110 basis points as a percentage of net sales compared to 2006, while base business operating expenses were 4% higher and increased 100 basis points as a percentage of net sales. These increases reflect the following:

•	incremental expenses for the 29 new sales centers that we have opened since the beginning of 2006;
•	higher rent expenses related to our expansion or relocation of numerous sales centers;
•	increases in bad debt expense during the last nine months of 2007;
•	higher freight costs; and
•	additional expenses for our investments in other growth initiatives.

These increased costs were partially offset by lower incentive expenses and the impact from cost control initiatives.

We opened 12 new sales centers in 2007 compared to 17 new sales centers in 2006.

Interest Expense

Interest expense increased $7.0 million between periods as average debt outstanding was 41% higher in 2007 compared to 2006. The higher debt levels in 2007 reflect increased borrowings to fund share repurchases. The weighted average effective interest rate also increased to 6.0% in 2007 from 5.8% in 2006.

Income Taxes

Income taxes decreased to $43.2 million in 2007 from $58.8 million in 2006 due to the $40.6 million decrease in income before income taxes and equity earnings. Our effective income tax rate was 38.66% at December 31, 2007 and 38.61% at December 31, 2006.

Net Income and Earnings Per Share

Net income decreased to $69.4 million in 2007 from $95.0 million in 2006.  Our equity interest in LAC produced $0.9 million of net earnings in 2007 compared to $1.6 million in 2006.  Earnings per share for 2007 decreased to $1.37 per diluted share compared to $1.74 in 2006. The decrease includes the impact of approximately $0.16 per diluted share related to the incremental operating expenses for new sales centers opened since January 2006.  By comparison, the impact of incremental operating expenses for new sales centers opened in 2006 was approximately $0.06 per diluted share last year. In both 2007 and 2006, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our share repurchase activities.

Fiscal Year 2006 compared to Fiscal Year 2005

The following table breaks out our consolidated results into the base business component and the acquired and new market component (sales centers excluded from base business):

(Unaudited)	Base Business		Acquired & New Market		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2006	2005	2006	2005	2006	2005
Net sales	$1,653,475	$1,501,096	$256,287	$51,563	$1,909,762	$1,552,659

Gross profit	465,942	417,195	74,006	15,253	539,948	432,448
Gross margin	28.2%	27.8%	28.9%	29.6%	28.3%	27.9%

Selling and administrative expenses	316,617	284,443	55,949	12,642	372,566	297,085
Expenses as a % of net sales	19.1%	18.9%	21.8%	24.5%	19.5%	19.1%

Operating income	149,325	132,752	18,057	2,611	167,382	135,363
Operating margin	9.0%	8.8%	7.0%	5.1%	8.8%	8.7%

Please refer to the discussion of base business exclusions under the heading “Fiscal Year 2007 compared to Fiscal Year 2006” above.

For purposes of comparing operating results for the year ended December 31, 2006 to the year ended December 31, 2005, we have excluded 58 acquired sales centers from base business for the periods identified in the table below and an average of three sales centers opened in new markets, all which remain excluded as of December 31, 2006.

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded(1)
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	August - December 2006
Horizon Distributors, Inc.	October 2005	40	October - December 2005 and
			January - December 2006
B&B s.r.l. (Busatta)	October 2005	1	November - December 2005 and
			January - December 2006
Direct Replacements, Inc.	October 2005	1	November - December 2005 and
			January - December 2006
Pool Tech Distributors, Inc.	December 2004	2	January - February 2006 and 2005

(1)	After 15 months of operations, we include acquired and new market sales centers in the base business calculation including the comparative prior year period.

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2006	2005	Change
Net sales	$1,909.8	$1,552.7	$357.1	23%

The increase in net sales is primarily a result of the Horizon acquisitions and the growth in our base business.

Base business sales growth was 10% in 2006 due primarily to the following:

•	a larger installed base of swimming pools resulting in increased sales of non-discretionary products;
•	estimated price increases of 3% to 4% that we passed through the supply chain;
•	the continued successful execution of our sales, marketing and service programs;
•	26% growth in complementary product sales; and
•	the opening of nine new base business sales center locations.

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

Our gross margin improvement also includes slightly higher margin contribution from acquired businesses and a small favorable product mix shift in 2006 to higher margin products, which is attributable to our successful sales initiatives including our expansion of parts and complementary product offerings. The overall increase in gross margin was partially offset by lower earned vendor incentives as a percentage of total net sales in 2006. This decrease reflects a lower aggregate vendor incentive rate compared to 2005 and a slight decrease between years in our annual purchase volumes as a percentage of total net sales. The decrease in rate is due to lower incentives as a percentage of total net sales for our acquired businesses and a shift in purchasing mix to products with lower incentives, primarily complementary products.

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

Income Taxes

Income taxes increased to $58.8 million in 2006 from $49.9 million in 2005 due to the $23.3 million increase in income before income taxes and equity earnings. Our effective income tax rate was 38.61% at December 31, 2006 and 38.74% at December 31, 2005 as adjusted for the impact of share-based compensation expense.

Net Income and Earnings Per Share

Net income increased 18% to $95.0 million in 2006 from $80.5 million in 2005. Net income in 2006 included $1.6 million of net equity earnings from our investment in LAC. Diluted earnings per share increased 20% to $1.74 per share in 2006 from $1.45 per share in 2005.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2007, approximately 65% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2007 and 2006. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$373,706	$726,472	$527,434	$300,755	$348,556	$705,703	$537,017	$318,486
Gross profit	103,485	207,922	139,803	79,436	98,048	209,000	149,995	82,905
Operating income (loss)	8,632	98,433	39,505	(12,796)	15,022	103,338	53,092	(4,070)
Net income (loss)	1,354	57,794	21,835	(11,589)	6,422	62,110	31,493	(5,001)

Net sales as a % of annual net sales	19%	38%	27%	16%	18%	37%	28%	17%
Gross profit as a % of annual
gross profit	20%	39%	26%	15%	18%	39%	28%	15%
Operating income (loss) as a
% of annual operating income	6%	74%	30%	(10)%	9%	62%	32%	(3)%

Balance Sheet Data
Total receivables, net	$231,034	$301,265	$200,534	$141,117	$211,578	$295,722	$211,589	$154,937
Product inventories, net	413,161	388,364	317,110	379,663	406,310	367,096	283,930	332,069
Accounts payable	325,448	229,691	127,889	194,178	267,296	207,727	111,349	177,544
Total debt	358,522	425,599	406,465	350,852	236,188	303,000	257,974	265,443

In the third and fourth quarters of 2006 and full year 2007, our results of operations include the 14 Wickham sales centers that we acquired in August 2006. We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers. We attempt to open new sales centers at the end of the fourth quarter or the first quarter of the subsequent year to take advantage of preseason sales programs and the following peak selling season.

Weather is one of the principal external factors affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

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
(primarily in the northern half of the US)

In 2007, our sales were negatively impacted by extended winter conditions that delayed the start of the pool season in the Northeast compared to 2006, much cooler and unusually wet weather conditions in Texas and Oklahoma during the first seven months of 2007 (which had a significant impact on sales related to pool and landscape construction) and less than ideal conditions in the third quarter, which compared unfavorably to the same period in 2006.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;
•	the adequacy of available bank lines of credit;
•	acquisitions;
•	the timing and extent of share repurchases;
•	capital expenditures;
•	dividend payments; and
•	the ability to attract long-term capital with satisfactory terms.

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, share repurchases and dividend payments. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for share repurchases and capital expenditures. We prioritize our use of cash based on investing in our business, returning money to our shareholders and maintaining a prudent debt structure. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board;
•	repurchase of common stock within Board defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2007	2006
Operating activities	$71,644	$69,010
Investing activities	(12,638)	(41,439)
Financing activities	(63,957)	(41,586)

Our 2007 cash provided by operations increased $2.6 million compared to 2006 due primarily to favorable impacts from changes in working capital balances, which offset the decrease in net income.  The working capital impact is reflected in the net change in our receivable and accounts payable balances between periods, but this benefit to our 2007 cash provided by operations was largely offset by the increase in inventory.  The change from a use of cash in 2006 to a source of cash in 2007 from other accrued liabilities is due to the payment in 2006 of $27.0 million in estimated federal tax payments that we deferred from 2005 as allowed by the IRS.

Cash used in investing activities decreased due to the reduced level of acquisition activity in 2007.  Our financing activities for the year included $98.5 million of net proceeds from debt and cash related to our stock plans, offset by $139.7 million of total share repurchases and $22.7 million for the payment of our quarterly cash dividends to shareholders, which we increased in the second quarter of 2007.

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

Future Sources and Uses of Cash

As amended on December 20, 2007, our unsecured syndicated senior credit facility (the Credit Facility) now provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Term Loan matures on December 20, 2010 and the Revolver matures on December 20, 2012.  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased from time to time, by up to $75.0 million, to a total of $315 million.

At December 31, 2007, there was $125.5 million outstanding and $114.0 million available for borrowing under the Revolver. The weighted average effective interest rate on the Revolver was approximately 6.4% for the year ended December 31, 2007.

At December 31, 2007, there was $57.0 million outstanding under the Term Loan of which $3.0 million is classified as current. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. The swap agreement converts our variable rate Term Loan to a fixed-rate basis until its termination on December 31, 2008. We have designated this swap as a cash flow hedge. During the year ended December 31, 2007, no gains or losses were recognized on this swap. The weighted average effective interest rate of the Term Loan was approximately 5.7% for the year ended December 31, 2007.

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We continue to employ this arrangement because it provides us with a lower cost form of financing. At December 31, 2007, there was $68.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.0%. We intend to renew the Receivables Facility in March 2008 with comparable or similar terms, and we do not have any reason to believe that we will not be able to do so.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. We used the net proceeds from the placement to pay down borrowings under the Credit Facility. In February 2007, we also entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010.

As of December 31, 2007, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Our Board increased the authorization for the repurchase of shares of our common stock in the open market during 2007, including an increase to $100.0 million in August 2007.  As of February 22, 2008, $55.0 million of the authorized amount remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

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

Contractual Obligations

At December 31, 2007, our contractual obligations for long-term debt, short-term financing and operating leases were as follows (in thousands):

		Payments due by period
		Less than			5 years and
	Total	1 year	1-2 years	3-4 years	thereafter
Long-term debt	$282,525	$3,000	$6,000	$48,000	$225,525
Short-term financing	68,327	68,327	—	—	—
Operating leases	201,844	46,754	75,130	45,102	34,858
	$552,696	$118,081	$81,130	$93,102	$260,383

This table does not include estimated future interest expense related to long-term debt and short-term financing. For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We have minimum purchase requirements under a limited number of vendor agreements, primarily those related to the purchase of chemicals.  Since these requirements are either based on a percentage of our total purchases for a product category or a minimum number of pounds of chemicals at prevailing market prices, the amounts of these contractual obligations are not reasonably estimatable as of December 31, 2007 and therefore are not included in the table above.

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. However, we have entered into interest rate swap agreements to reduce our exposure to fluctuations in interest rates on our Term Loan and our Notes.

If (i) the variable rates on our Revolver and our Receivables Facility increased or decreased 1.0% from the rate at December 31, 2007; and (ii) we borrowed the maximum amount available as of December 31, 2007 under the Revolver ($315.0 million assuming that we exercised the $75.0 million accordion feature) and the Receivables Facility ($150.0 million) for all of 2007, then our pretax income would change by approximately $4.7 million and earnings per share would change by $0.06 per diluted share based on the number of weighed average diluted shares outstanding at December 31, 2007.

Currency Risk

We have wholly owned subsidiaries in Canada, Mexico, the United Kingdom, France, Portugal, Spain and Italy. In the past, we have not hedged our currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the size of our international operations, however, we do not anticipate that exposure to currency rate fluctuations will be material in 2008.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
France	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred  to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 29, 2008 expressed an unqualified opinion thereon.

                                                            /s/ Ernst & Young LLP

New Orleans, Louisiana
February 29, 2008

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2007	2006	2005
			(As Adjusted - See Note 7)

Net sales	$1,928,367	$1,909,762	$1,552,659
Cost of sales	1,397,721	1,369,814	1,120,211
Gross profit	530,646	539,948	432,448
Selling and administrative expenses	396,872	372,566	297,085
Operating income	133,774	167,382	135,363
Interest expense, net	22,148	15,196	6,434
Income before income taxes and equity earnings	111,626	152,186	128,929
Provision for income taxes	43,154	58,759	49,941
Equity earnings in unconsolidated investments, net	922	1,597	1,467
Net income	$69,394	$95,024	$80,455

Earnings per share:
Basic	$1.42	$1.83	$1.53
Diluted	$1.37	$1.74	$1.45
Weighted average shares outstanding:
Basic	48,887	51,866	52,445
Diluted	50,802	54,662	55,665

Cash dividends declared per common share	$0.465	$0.405	$0.34

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$15,825	$16,734
Receivables, net	45,257	51,116
Receivables pledged under receivables facility	95,860	103,821
Product inventories, net	379,663	332,069
Prepaid expenses and other current assets	8,265	8,005
Deferred income taxes	9,139	7,676
Total current assets	554,009	519,421

Property and equipment, net	34,223	33,633
Goodwill	155,247	154,244
Other intangible assets, net	14,504	18,726
Equity interest investments	33,997	32,509
Other assets, net	22,874	16,029
Total assets	$814,854	$774,562

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$194,178	$177,544
Accrued expenses and other current liabilities	37,216	35,610
Short-term financing	68,327	74,286
Current portion of long-term debt and other long-term liabilities	3,439	4,350
Total current liabilities	303,160	291,790

Deferred income taxes	17,714	15,023
Long-term debt	279,525	188,157
Other long-term liabilities	5,664	1,908
Total liabilities	606,063	496,878

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 47,516,989 and 50,929,665 shares
issued and outstanding at December 31, 2007 and 2006, respectively	47	50
Additional paid-in capital	171,996	148,821
Retained earnings	29,044	129,932
Treasury stock	—	(7,334)
Accumulated other comprehensive income	7,704	6,215
Total stockholders' equity	208,791	277,684
Total liabilities and stockholders' equity	$814,854	$774,562

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2007	2006	2005
			(As Adjusted - See Note 7)
Operating activities
Net income	$69,394	$95,024	$80,455
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,289	8,162	5,410
Amortization	4,694	4,742	3,998
Share-based compensation	7,398	7,204	5,966
Excess tax benefits from share-based compensation	(8,482)	(14,627)	(13,473)
Provision for doubtful accounts receivable, net of write-offs	5,047	1,217	(332)
Provision for inventory obsolescence, net	610	902	115
Change in deferred income taxes	(3,747)	(4,521)	(7,292)
Loss on sale of property and equipment	56	73	133
Equity earnings in unconsolidated investments	(1,523)	(2,602)	(2,386)
Other	(40)	—	—
Changes in operating assets and liabilities,
net of effects of acquisitions and divestitures:
Receivables	8,822	(5,301)	(13,394)
Product inventories	(48,001)	5,882	(103,579)
Prepaid expenses and other assets	(870)	(1,054)	(934)
Accounts payable	16,505	(5,269)	41,932
Accrued expenses and other current liabilities	12,492	(20,822)	42,834
Net cash provided by operating activities	71,644	69,010	39,453

Investing activities
Acquisition of businesses, net of cash acquired	(2,087)	(26,662)	(89,963)
Equity interest investments	—	—	(3,539)
Proceeds from sale of investment	75	—	—
Purchase of property and equipment, net of sale proceeds	(10,626)	(14,777)	(8,361)
Net cash used in investing activities	(12,638)	(41,439)	(101,863)

Financing activities
Proceeds from revolving line of credit	477,246	442,495	364,383
Payments on revolving line of credit	(482,878)	(380,438)	(345,703)
Proceeds from asset-backed financing	87,479	93,347	67,133
Payments on asset-backed financing	(93,438)	(84,718)	(44,071)
Proceeds from long-term debt	100,000	—	60,000
Payments on long-term debt and other long-term liabilities	(4,321)	(1,514)	(1,350)
Payments of capital lease obligations	(257)	(257)	—
Payment of deferred financing costs	(1,152)	(156)	(243)
Excess tax benefits from share-based compensation	8,482	14,627	13,473
Issuance of common stock under stock plans	7,292	7,220	4,481
Payments of cash dividends	(22,734)	(21,080)	(17,862)
Purchases of treasury stock	(139,676)	(111,112)	(32,091)
Net cash provided by (used in) financing activities	(63,957)	(41,586)	68,150
Effect of exchange rate changes on cash	4,042	3,883	(636)
Change in cash and cash equivalents	(909)	(10,132)	5,104
Cash and cash equivalents at beginning of year	16,734	26,866	21,762
Cash and cash equivalents at end of year	$15,825	$16,734	$26,866

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 POOL CORPORATION
Consolidated Statements of Cash Flows (continued)
(In thousands)

Supplemental cash flow information	Year Ended December 31,
	2007	2006	2005
Cash paid during the year for:
Interest	$21,321	$14,823	$5,660
Income taxes, net of refunds	30,509	74,822	14,313

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, amounts in Dollars except share data)

(2004 and 2005 as adjusted - see Note 7)
						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2004	52,186	52	—	95,358	129,260	2,874	227,544
Net income	—	—	—	—	80,455		80,455
Foreign currency translation	—	—	—	—	—	(634)	(634)
Interest rate swap, net of tax of $63	—	—	—	—	—	(101)	(101)
Comprehensive income, net of tax							79,720
Treasury stock, 964 shares of common stock	—	—	(32,091)	—	—	—	(32,091)
Retirement of treasury shares	(939)	(1)	31,170	—	(31,169)	—	—
Share-based compensation	—	—	—	6,458	—	—	6,458
Exercises of stock options including tax benefit of $13,473	1,124	1	—	16,757	—	—	16,758
Declaration of cash dividends	—	—	—	—	(17,862)	—	(17,862)
Employee stock purchase plan	44	—	—	1,197	—	—	1,197
Balance at December 31, 2005	52,415	52	(921)	119,770	160,684	2,139	281,724
Net income	—	—	—	—	95,024		95,024
Foreign currency translation	—	—	—	—	—	3,854	3,854
Interest rate swap, net of tax of $139	—	—	—	—	—	222	222
Comprehensive income, net of tax							99,100
Treasury stock, 2,778 shares of common stock	—	—	(111,112)	—	—	—	(111,112)
Retirement of treasury shares	(2,616)	(3)	104,699	—	(104,696)	—	—
Share-based compensation	—	—	—	7,204	—	—	7,204
Exercise of stock options including tax benefit of $14,627	1,072	1	—	19,948	—	—	19,949
Declaration of cash dividends	—	—	—	—	(21,080)	—	(21,080)
Employee stock purchase plan	58	—	—	1,899	—	—	1,899
Balance at December 31, 2006	50,929	50	(7,334)	148,821	129,932	6,215	277,684
Net income	—	—	—	—	69,394		69,394
Foreign currency translation	—	—	—	—	—	4,042	4,042
Interest rate swap, net of tax of $1,606	—	—	—	—	—	(2,553)	(2,553)
Comprehensive income, net of tax							70,883
Treasury stock, 4,165 shares of common stock	—	—	(139,676)	—	—	—	(139,676)
Retirement of treasury shares	(4,351)	(4)	147,010	—	(147,006)	—	—
FIN 48 cumulative adjustment	—	—	—	—	(542)	—	(542)
Share-based compensation	—	—	—	7,398	—	—	7,398
Exercise of stock options including tax benefit of $8,482	839	1	—	14,544	—	—	14,545
Declaration of cash dividends	—	—	—	—	(22,734)	—	(22,734)
Issuance of restricted stock	62	—	—	—	—	—	—
Employee stock purchase plan	37	—	—	1,233	—	—	1,233
Balance at December 31, 2007	47,516	47	—	171,996	29,044	7,704	208,791

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2007, Pool Corporation and its wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 281 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: The SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon Distributors (Horizon) network.

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

The Consolidated Financial Statements include the accounts of Pool Corporation and our wholly owned subsidiaries. We eliminated all significant intercompany accounts and transactions among our wholly owned subsidiaries. We account for our 38% investment in Latham Acquisition Corporation (LAC), which was a 42% interest when acquired in December 2004, and our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interests in these investments.

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

Seasonality and Weather

Our business is highly seasonal and weather is one of the principal external factors affecting our business.  In general, sales and net income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance.  Sales are substantially lower during the first and fourth quarters when we may incur net losses.

Earnings Per Share

In accordance with SFAS 128, Earnings per Share, we calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of stock awards. For additional discussion of earnings per share, see Note 9.

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

Credit Risk and Allowance for Doubtful Accounts

We record trade receivables at the invoiced amount less an allowance for doubtful accounts for estimated losses due to customer non-payment. We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers. The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2007	2006	2005
Balance at beginning of year	$4,892	$4,211	$3,138
Acquisition of businesses, net	—	(536)	1,160
Bad debt expense	7,634	3,420	1,850
Write-offs, net of recoveries	(2,587)	(2,203)	(1,937)
Balance at end of year	$9,939	$4,892	$4,211

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

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences;
•	seasonal fluctuations in inventory levels;
•	geographical location; and
•	new product offerings.

Our reserve for inventory obsolescence may periodically require adjustment as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2007	2006	2005
Balance at beginning of year	$4,777	$3,875	$3,085
Acquisition of businesses, net	—	350	685
Provision for inventory write-downs	1,788	1,196	808
Deduction for inventory write-offs	(1,162)	(644)	(703)
Balance at end of year	$5,403	$4,777	$3,875

Vendor Incentives

We account for vendor incentives in accordance with the Emerging Issues Task Force Issue 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration, payable to us when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for such incentives as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

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

The table below presents depreciation expense for the past three years (in thousands):

2007	2006	2005
$9,289	$8,162	$5,410

Acquisitions

In accordance SFAS 141, Business Combinations, we account for acquisitions using the purchase method of accounting and allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values. We revise these estimates as necessary if any additional information becomes available during a one year allocation period from the date of acquisition. These revisions may include working capital adjustments based on new or additional facts about the business, final estimates of acquired assets and assumed liabilities and changes in the purchase price due to updated estimates or the resolution of items related to contingent consideration. We include the results of operations of acquisitions in our Consolidated Financial Statements as of the acquisition date.  For additional discussion of acquisitions, see Note 2.

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

Self Insurance

We are self-insured for employee health benefits, workers’ compensation coverage, automobile and property and casualty insurance. We have limited our exposure by maintaining excess and aggregate liability coverage for each of these items. We establish self-insurance reserves based on information that we obtain from third-party service providers regarding known claims and estimates of claims incurred but not reported. Our management reviews these reserves based on consideration of various factors, including but not limited to the age of existing claims, estimated settlement amounts and other historical claims data.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2007	2006	2005
$7,646	$9,463	$7,763

Income Taxes

In June 2006, the FASB issued Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes, to create a single model to address accounting for uncertainty in tax positions. We adopted FIN 48 effective January 1, 2007, as required. We recorded the cumulative impact of adopting FIN 48 in retained earnings. We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

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

We record a valuation allowance to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their realization. We consider many factors when assessing the likelihood of future realization including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors. For additional discussion of income taxes, see Note 8.

Share-Based Compensation

We account for our employee stock options under SFAS 123(R), Share-Based Payment, which requires companies to recognize compensation cost for stock options and other stock-based awards based on their estimated fair value as measured on the grant date. We have selected a Black-Scholes model for estimating the grant date fair value of share-based payments under SFAS 123(R).  For additional discussion of share-based compensation, see Note 7.

Revenue Recognition

We recognize revenue in accordance with SEC Staff Accounting Bulletin 104 (SAB 104), Revenue Recognition in Financial Statements, and the appropriate amendments. SAB 104 requires that four basic criteria must be met before we can recognize revenue:

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

We currently have two interest rate swaps in place to reduce our exposure to fluctuations in interest rates. We designated these swaps as cash flow hedges. We recognize any differences paid or received on the interest rate swaps as an adjustment to interest expense over the life of the swaps. For additional discussion of our interest rate swaps, see Note 5.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2007	2006	2005
$36,054	$32,682	$27,332

Reclassifications

For comparative purposes, certain amounts in the 2006 and 2005 financial statements have been reclassified to conform to the 2007 presentation.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements (SFAS  157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 will require the fair value of an asset or liability to be based on market-based measures that reflect our credit risk. SFAS 157 will also expand disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. We will adopt SFAS 157 on January 1, 2008 and this pronouncement is not expected to have a material impact on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations (SFAS 141(R)), which replaced SFAS 141, Business Combinations (SFAS 141), and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51 (SFAS 160). SFAS 141(R) retains the fundamental requirements of SFAS 141, but broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also requires that consideration exchanged be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary, and requires that noncontrolling interests in subsidiaries be classified as a separate component of equity.

SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. These pronouncements are required to be applied prospectively, except for the presentation and disclosure requirements of SFAS 160, which are required to be applied retrospectively for all periods presented. We are currently assessing the impact SFAS 141(R) and SFAS 160 will have on our Consolidated Financial Statements.

Note 2 - Acquisitions and Divestitures

2007 Acquisitions

In February 2007, we acquired Tor-Lyn Limited, a swimming pool supply distributor with one sales center location in Ontario, Canada.  We have included the results of operations for Tor-Lyn Limited in our Consolidated Financial Statements since the acquisition date.  This acquisition did not have a material impact on our financial position or results of operations.

2006 Acquisitions

In August 2006, we acquired all of the outstanding stock of Wickham Supply, Inc. and Water Zone, LP (collectively Wickham), a leading regional irrigation products distributor. Wickham operates 14 distribution sales centers with 13 locations throughout Texas and one location in Georgia. We have included the results of operations for Wickham in our Consolidated Financial Statements since the acquisition date. We finalized the purchase price allocations for our acquisition of Wickham during the third quarter of 2007.

2005 Acquisitions

In October 2005, we acquired all of the outstanding stock of Automatic Rain Company through our newly formed and wholly owned subsidiary Horizon Distributors, Inc. (Horizon). Horizon is a leading regional wholesale distributor of irrigation and landscape products serving professional contractors in the landscape construction and maintenance markets. This transaction brought added depth and diversity to our operations through an extension of our non-core swimming pool product offerings and furthered our objective of being the resource for pool and landscaping contractors. Horizon was a natural addition to our business, as irrigation and landscaping are often key components to completing a swimming pool installation or remodel.

The purchase price for the issued and outstanding stock of Automatic Rain Company was approximately $87.1 million in cash, which included approximately $1.4 million in working capital adjustments that were recorded as of December 31, 2005 and paid in 2006. The purchase price was determined based on our negotiations with the former shareholders of Automatic Rain Company and our valuation considerations, which included historical and prospective earnings, net asset value and other valuation considerations consistent with our historical valuation of acquisitions.

We finalized the purchase price allocations for our acquisition of Automatic Rain Company during the third quarter of 2006. In connection with the acquisition, we recorded other intangible assets totaling $11.8 million for the estimated fair value of a tradename, a non-compete agreement and certain employment contracts. We also recorded $35.0 million of goodwill in connection with the acquisition. Horizon's results of operations are included in the Consolidated Statements of Income since the acquisition date.

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

Note 3 - Goodwill and Other Intangible Assets

In October 2007, we performed our annual goodwill impairment test.  As a result of this test, we believe the goodwill on our balance sheet is not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2005	$139,546
Acquired goodwill	14,613
Purchase price adjustments, net	85
Balance at December 31, 2006	154,244
Acquired goodwill	585
Purchase price adjustments, net	418
Balance at December 31, 2007	$155,247

Purchase price adjustments in 2007 represent final adjustments for the Wickham acquisition. Purchase price adjustments in 2006 represent final adjustments for the Horizon acquisition, the write-off of a $2.1 million deferred tax liability related to a previous acquisition and final adjustments related to our other 2005 acquisitions.

Other intangible assets consist of the following (in thousands):

	December 31,
	2007	2006
Tradename (indefinite life)	$8,400	$8,400
Non-compete agreements (5.0 year weighted average useful life)	18,761	18,561
Employment contracts (2.9 year weighted average useful life)	1,000	1,000
Distribution agreement (5.0 year useful life)	6,115	6,115
	34,276	34,076
Less accumulated amortization	(19,772)	(15,350)
	$14,504	$18,726

The tradename has an indefinite useful life, and therefore is not subject to amortization, but is subject to periodic impairment testing under SFAS 142. The non-compete agreements, employment contracts and distribution agreements have finite useful lives and we amortize these agreements using the straight-line method over their respective contractual terms. Other intangible amortization expense was $4.5 million in 2007 and $4.6 million in 2006.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2008	$3,186
2009	1,485
2010	1,053
2011	380
2012	—

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2007	2006
Receivables:
Trade accounts	$21,281	$18,952
Trade accounts, pledged	95,860	103,821
Vendor incentives	32,118	34,085
Other	1,796	2,971
	151,055	159,829
Less allowance for doubtful accounts	(9,938)	(4,892)
	$141,117	$154,937

Property and equipment:
Land	$1,185	$1,621
Building	1,716	1,342
Leasehold improvements	17,459	14,360
Autos and trucks	1,405	1,388
Machinery and equipment	20,065	17,439
Computer equipment	16,316	18,737
Furniture and fixtures	9,161	8,109
Fixed assets in progress	2,143	3,733
	69,450	66,729
Less accumulated depreciation	(35,227)	(33,096)
	$34,223	$33,633

Other assets, net:
Non-current deferred income taxes	$17,275	$12,742
Other	5,599	3,287
	$22,874	$16,029

Accrued expenses and other current liabilities:
Salaries and bonuses	$13,867	$19,006
Current deferred tax liability	2,144	4,039
Other	21,205	12,565
	$37,216	$35,610

Note 5 - Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2007	2006
Current portion:
Accounts Receivable Securitization Facility (described below)	$68,327	$74,286
Current portion of Term Loan	3,000	3,000
	71,327	77,286
Long-term portion:
Revolving Line of Credit, variable rate (described below)	125,525	131,157
Term Loan, variable rate (described below)	54,000	57,000
Floating Rate Senior Notes (described below)	100,000	—
	279,525	188,157
Total debt	$350,852	$265,443

Unsecured Syndicated Senior Credit Facility

As amended on December 20, 2007, our unsecured syndicated senior credit facility (the Credit Facility) now provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Term Loan matures on December 20, 2010 and the Revolver matures on December 20, 2012. The Credit Facility includes sublimits for the issuance of swingline loans and standby or trade letters of credit.   Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased from time to time, by up to $75.0 million, to a total of $315 million.

At December 31, 2007, there was $125.5 million outstanding and $114.0 million available for borrowing under the Revolver. The weighted average effective interest rate of the Revolver was approximately 6.4% for the year ended December 31, 2007.

Borrowings under the Revolver bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the prime rate or (ii) the overnight Federal Funds Rate plus 0.500%; plus a spread ranging from 0% to 0.250% depending on our leverage ratio; or
b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.500% to 1.250%, with such spread in each case depending on our leverage ratio.

Borrowings under the Term Loan bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.500%; or
b.	LIBOR plus a spread ranging from 0.625% to 0.750%, with such spread in each case depending on our leverage ratio.

We are also required to pay the following amounts under the Credit Facility:

a.	an annual facility fee of 0.125% to 0.300%, with such spread in each case depending on our leverage ratio;
b.	an annual letter of credit issuance fee of 0.125% multiplied by the face amount of each letter of credit; and
c.	a letter of credit commission of 0.500% to 1.250% multiplied by face amount of each letter of credit, with such spread in each case depending on our leverage ratio.

At December 31, 2007, there was $57.0 million outstanding on the Term Loan. Our scheduled quarterly principal installments on the Term Loan began on March 31, 2007. Future payments on the Term Loan will be $3.0 million in 2008, $6.0 million in 2009 and $48.0 million in 2010. The weighted average effective interest rate of the Term Loan was approximately 5.7% for the year ended December 31, 2007.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect domestic subsidiaries. The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations under the Credit Facility and may require us to repay all amounts.

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time.  The Notes have scheduled quarterly interest payments that are due on February 12, May 12, August 12 and November 12 of each year.  The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under our Credit Facility.  We used the net proceeds from the placement to pay down borrowings under our revolving credit facility.

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

Accounts Receivable Securitization Facility

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008. The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2007 there was $68.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.0%.

Interest Rate Swaps

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

We record any differences paid or received on our interest rate swaps as adjustments to interest expense over the life of the swaps. We have designated these swaps as a cash flow hedges and we record the changes in the fair value of the swaps to accumulated other comprehensive income.  During the year ended December 31, 2007, no gains or losses were recognized on these swaps and there was no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to the swap agreements resulted in a $0.5 million reduction of interest expense. At December 31, 2007, the combined fair value of the swap agreements was a $4.0 million unrealized loss in the Consolidated Balance Sheet.

Financial and Other Covenants

Financial covenants on our amended Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy). The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided that we are not in default or no event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.

Financial covenants on the Notes and on the Receivables Facility are similar to those on the Credit Facility. In December 2007, we amended the covenants on the Receivables Facility to align them more closely with those under the amended Credit Facility and the Notes.

As of December 31, 2007, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt. We record these costs as other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt. The changes in deferred financing costs are as follows (in thousands):

	2007	2006
Balance at beginning of year	$856	$726
Financing costs deferred	1,152	155
Write-off fully amortized financing costs	—	(25)
Balance at end of year	2,008	856
Less accumulated amortization	(469)	(242)
	$1,539	$614

Note 6 - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. Total comprehensive income for the past three years (in thousands) was:

2007	2006	2005
$70,883	$99,100	$79,720

Accumulated other comprehensive income as presented on the Consolidated Balance Sheets consists of the following components (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps	Total
Balance at December 31, 2005	$2,240	$(101)	$2,139
Net change	3,854	222	4,076
Balance at December 31, 2006	6,094	121	6,215
Net change	4,042	(2,553)	1,489
Balance at December 31, 2007	$10,136	$(2,432)	$7,704

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

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. In May 2004, our stockholders approved an amendment to increase the number of shares authorized for issuance under the 2002 Plan from 1,575,000 to 2,700,000 shares. Granted options have an exercise price equal to our stock’s market price on the grant date. These options generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the options vest three years from the grant date and the remainder vest five years from the grant date. These options expire ten years from the grant date. In May 2007, the Board suspended the 2002 Plan. Options granted prior to the suspension were not affected by this action.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan (the Director Plan) permitted the Board to grant stock options to each non-employee director. No more than 1,350,000 shares were authorized to be issued under this plan. Granted options have an exercise price equal to our stock’s market price on the grant date. The options generally may be exercised one year after the grant date, and they expire ten years after the grant date. The Director Plan expired during 2006.

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board to grant non-qualified stock options and restricted stock to employees, directors, consultants or advisors.  The 2007 LTIP has replaced the 2002 Plan and the Director Plan. No more than 1,515,000 shares may be issued under this plan.  Granted stock options have an exercise price equal to our stock’s closing market price on the date of grant. These options generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the options vest three years from the grant date and the remainder vest five years from the grant date. These options expire ten years from the grant date. Restricted stock awarded under the 2007 LTIP is issued at no cost to the grantee and is subject to vesting restrictions. The restricted stock awards generally vest either one year from the grant date for awards to directors or five years from the grant date for all other awards.

Stock Option Awards

The following is a summary of the stock option activity under our stock option plans for the year ended December 31, 2007:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2006	6,271,959	$14.26
Granted	551,875	37.08
Exercised	(838,746)	7.23
Forfeited	(107,723)	33.75
Balance at December 31, 2007	5,877,365	$17.05	4.78	$42,715,526

Exercisable at December 31, 2007	3,572,108	$9.65	3.21	$38,732,856

The table below summarizes information about stock options outstanding and exercisable at December 31, 2007:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average	Weighted		Weighted
		Remaining	Average		Average
Range of exercise prices	Shares	Contractual Life (years)	Exercise Price	Shares	Exercise Price
$ 0.00 to $ 5.99	1,453,377	1.67	$3.64	1,453,377	$3.64
$ 6.00 to $ 11.99	1,670,086	4.05	10.79	1,164,956	10.27
$ 12.00 to $ 17.99	606,428	4.18	13.08	603,503	13.08
$ 18.00 to $ 23.99	557,732	6.11	21.67	214,355	21.67
$ 24.00 to $ 29.99	36,500	6.52	26.74	12,750	26.91
$ 30.00 to $ 47.30	1,553,242	8.18	36.00	123,167	35.23
	5,877,365	4.78	$17.05	3,572,108	$9.65

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(In thousands, except share data)	2007	2006	2005
Options exercised	838,746	1,072,286	1,124,241
Cash proceeds	$6,061	$5,287	$3,311
Intrinsic value of options exercised	$24,457	$39,921	$35,788
Tax benefits realized	$9,443	$15,414	$14,133

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2007		2006		2005
Expected volatility	29.6%		30.8%		30.3%
Expected term	6.5	years	6.0	years	7.0	years
Risk-free interest rate	4.49%		4.33%		4.22%
Expected dividend yield	1.0%		1.0%		1.0%

Grant date fair value	$12.99		$13.27		$11.34

We calculated expected volatility over the expected term of the awards based on our historical volatility. In 2006, we began using weekly price observations for our historical volatility calculation because we believe that they provide a more appropriate measurement of volatility given the trading patterns of our common stock. Prior to 2006, we used monthly price observations for our historical volatility calculation. We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

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

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2007	2006	2005
Share-based compensation expense	$5,875	$6,554	$5,344
Recognized tax benefits	2,268	2,525	2,078

In 2006, we modified certain stock option agreements to reflect the proper grant dates and exercise prices. There was no material impact related to the modification of these stock option agreements. As such, we did not recognize any additional share-based compensation expense.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our stock option plans for the year ended December 31, 2007:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2006	49,900	$21.03
Granted (at market price)	66,151	37.85
Vested	(2,500)	21.67
Forfeited	(3,750)	37.85
Balance unvested at December 31, 2007	109,801	$30.58

The restricted stock awards generally vest one year from the grant date for awards to directors and five years from the grant date for other awards. At December 31, 2007, the unamortized compensation expense related to the restricted stock awards totaled $1.5 million, which will be recognized over a weighted average period of 2.04 years. The total fair value of restricted stock awards vested during the years ended December 31, 2007, 2006 and 2005 was $0.1 million for each year. Total share-based compensation expense recognized related to these restricted stock awards was $1.3 million, $0.2 million and $0.3 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

No more than 956,250 shares of our common stock may be issued under our ESPP. For the two plan periods in each year presented below, we awarded the following aggregate share amounts:

2007	2006	2005
50,482	49,666	49,795

Share-based compensation expense related to our ESPP was $0.2 million in 2007, $0.4 million in 2006 and $0.3 million in 2005. The grant date fair value for the most recent purchase period ended December 31, 2007 was $2.97 per share.

Note 8 - Income Taxes

Income from continuing operations before the provision for income taxes is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2007	2006	2005
United States	$107,853	$147,345	$124,679
Foreign	3,773	4,841	4,250
Total	$111,626	$152,186	$128,929

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2007	2006	2005
Current:
Federal	$41,040	$49,603	$44,864
State and other	6,471	8,812	8,381
	47,511	58,415	53,245
Deferred:
Federal	(4,005)	362	(2,844)
State and other	(352)	(18)	(460)
	(4,357)	344	(3,304)
Total	$43,154	$58,759	$49,941

We made payments related to income taxes totaling $31.0 million in 2007 and $74.8 million in 2006. We deferred our third and fourth quarter 2005 estimated federal tax payments as allowed by the Katrina Emergency Tax Relief Act of 2005 (the Act). These payments of approximately $27.0 million were paid in October 2006.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2007	2006	2005
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	3.66	3.61	3.74
Total effective tax rate	38.66%	38.61%	38.74%

We recorded equity earnings in LAC net of a deferred tax liability of $0.9 million in 2007 and $1.0 million in 2006. These amounts are not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Product inventories	$6,417	$5,380
Accrued expenses	1,418	1,482
Allowance for doubtful accounts	1,304	814
Total current	9,139	7,676

Leases	1,206	1,073
Share-based compensation	12,155	10,483
Depreciation	135	331
Uncertain tax positions	1,062	—
Net operating losses	1,082	304
Interest rate swaps	1,529	—
Other	1,188	855
	18,357	13,046
Less: Valuation allowance	(1,082)	(304)
Total non-current	17,275	12,742
Total deferred tax assets	26,414	20,418

Deferred tax liabilities:
Trade discounts on purchases	716	2,726
Prepaid expenses	1,428	1,313
Total current	2,144	4,039

Intangible assets, primarily goodwill	15,188	13,099
Equity earnings in unconsolidated interests	2,526	1,924
Total non-current	17,714	15,023
Total deferred tax liabilities	19,858	19,062

Net deferred tax asset	$6,556	$1,356

At December 31, 2007, certain international subsidiaries had tax loss carryforwards of approximately $3.2 million, which expire in various years after 2008.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $1.1 million as of December 31, 2007 and $0.3 million as of December 31, 2006.  We have recorded a corresponding valuation allowance of $1.1 million and $0.3 million in the respective years.

As presented in the Consolidated Statements of Cash Flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision, the change in deferred income taxes related to the increase in equity earnings in unconsolidated investments and the change in deferred income taxes related to the estimated tax impact of accumulated other comprehensive income.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. To the extent realized tax deductions for option exercises exceed the amount of previously recognized deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders' equity.  We recorded excess tax benefits of $8.5 million in 2007 and $14.6 million in 2006.

As of December 31, 2007, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required.

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

The following is a summary of the activity related to uncertain tax positions for the year ended December 31, 2007 (in thousands):

Balance at January 1, 2007	$3,345
Decreases for tax positions taken during a prior period	(126)
Increases for tax positions taken during the current period	1,009
Decreases resulting from the expiration of the statute of limitations	(588)
Decreases relating to settlements	(102)
Balance at December 31, 2007	$3,538

As discussed in Note 1, we adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a reduction of approximately $0.5 million to the January 1, 2007 retained earnings balance.  At January 1, 2007 the total amount of unrecognized tax benefits was approximately $3.3 million.

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $2.2 million at January 1, 2007 and $2.3 million December 31, 2007.

Effective January 1, 2007, in connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest related to unrecognized tax benefits in interest expense and recognize penalties in selling and administrative expenses.  These amounts were previously classified as a component of income tax expense.  We had approximately $0.4 million in accrued interest at both January 1, 2007 and December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2004.  We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

Note 9 - Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding (in thousands):

	Year Ended December 31,
	2007	2006	2005
Net income	$69,394	$95,024	$80,455

Weighted average common shares outstanding:
Basic	48,887	51,866	52,445
Effect of dilutive securities:
Stock options	1,848	2,758	3,185
Restricted stock awards	62	30	24
Employee stock purchase plan	5	8	11
Diluted	50,802	54,662	55,665

The weighted average diluted shares outstanding for the year ended December 31, 2007 exclude stock options to purchase 1,077,375 shares.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.  There were no anti-dilutive stock options excluded from the earnings per share calculation for the years ended December 31, 2006 and December 31, 2005.

Note 10 - Commitments and Contingencies

We lease facilities for our corporate office, sales centers, vehicles and equipment under operating leases that expire in various years through 2027. Most of our leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight-line basis over the minimum lease term. The table below presents rent expense associated with operating leases for the past three years (in thousands):

2007	2006	2005
$66,015	$58,398	$43,513

The table below sets forth the approximate future minimum lease payments as of December 31, 2007 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2008	$46,754
2009	40,977
2010	34,153
2011	26,086
2012	19,016
Thereafter	34,858

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

Note 11 - Related Party Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space. We amended the lease agreement in May 2005. The amended agreement has a 10 year term and, as of December 31, 2007, we pay rent of $67,258 per month.

In October 1999, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Mandeville, Louisiana. The sole member of S&C Development, LLC is A. David Cook, a POOL executive officer. The original seven year lease term commenced on January 1, 2000 and was set to expire on December 31, 2006. We renewed this lease for an additional seven year term.  In November, 2007, S&C Development, LLC sold this facility to an unrelated third party and we executed a lease with the new landlord.

In January 2002, we entered into a lease agreement with S&C Development, LLC for additional warehouse space adjacent to our Mandeville sales center. The original five year lease term commenced on February 4, 2002, and was set to expire on December 31, 2006. We renewed this lease for an additional seven year term.  We pay rent of $4,985 per month for the 8,600 square foot space.  The lease will expire on December 31, 2013.

In January 2001, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001 and will expire on November 30, 2011.  As of December 31, 2007, we pay rent of $12,995 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Baton Rouge, Louisiana. Kenneth St. Romain is a POOL Group Vice President.  We extended this lease for a third term of five years, which commenced on March 1, 2007 and will expire on February 28, 2012.  As of December 31, 2007, we pay rent of $10,723 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Jackson, Mississippi. The seven year lease term commenced on November 16, 2001 and will expire on November 30, 2008.  As of December 31, 2007, we pay rent of $8,580 per month for the 20,000 square foot facility.

The table below presents rent expense associated with these leases for the past three years (in thousands):

2007	2006	2005
$1,317	$952	$946

Note 12 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which provides benefits for substantially all employees who meet minimum age and length of service requirements. Eligible employees are able to contribute up to 75% of their compensation, subject to the federal dollar limit.  For plan participants, we provide a matching contribution. As of January 1, 2007, we contribute a total match on employee contributions of up to 4% of their compensation, with a 100% match on the first 3% of compensation deferred and a 50% match on deferrals between 3% and 5% of compensation.

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

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions for the past three years (in thousands):

	2007	2006	2005
Matching contributions 401(k)	$3,497	$3,043	$2,244
Matching contributions deferred compensation plan	32	125	77

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2007				2006
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$373,706	$726,472	$527,434	$300,755	$348,556	$705,703	$537,017	$318,486
Gross profit	103,485	207,922	139,803	79,436	98,048	209,000	149,995	82,905
Net income (loss)	1,354	57,794	21,835	(11,589)	6,422	62,110	31,493	(5,001)
Earnings (loss) per share:
Basic	$0.03	$1.17	$0.45	$(0.24)	$0.12	$1.18	$0.61	$(0.10)
Diluted	$0.03	$1.12	$0.43	$(0.24)	$0.12	$1.12	$0.58	$(0.10)

The sum of basic and diluted earnings per share for each of the quarters does not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

Note 14 - Subsequent Event

On February 16, 2008, we signed a definitive purchase agreement to acquire National Pool Tile Group, Inc. (National Pool Tile), the leading wholesale distributor of pool tile and composite pool finishes. National Pool Tile serves professional contractors in the swimming pool refurbish and construction markets through 15 distribution sales centers. We expect the transaction to close in March 2008 and we intend to fund this transaction through utilization of our existing bank facilities.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified. As of December 31, 2007, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2007, our disclosure controls and procedures were effective.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2007, POOL’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The independent registered public accounting firm that audited the consolidated financial statements included in Item 8 of this Form 10-K has issued a report on POOL’s internal controls over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 of Pool Corporation and our report dated February 29, 2008 expressed an unqualified opinion thereon.

                                                            /s/ Ernst & Young LLP

New Orleans, Louisiana
February 29, 2008

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2008 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to POOL’s 2008 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2008 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2008 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2008 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	35
	Consolidated Statements of Income	36
	Consolidated Balance Sheets	37
	Consolidated Statements of Cash Flows	38
	Consolidated Statements of Changes in Stockholders’ Equity	40
	Notes to Consolidated Financial Statements	41

(2)	Financial Statement Schedules.
	All schedules are omitted because they are not applicable or are not required
	or because the required information is provided in our Consolidated Financial
	Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to the Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2008.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 29, 2008.

Signature:	Title:
/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer (Principal Accounting Officer)

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	SCP Pool Corporation 1995 Stock Option Plan.		S-1	33-92738	08/18/1995
10.2	*	Form of Individual Stock Option Agreement under 1995 Stock Option Plan.		S-1	33-92738	08/18/1995
10.3	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.4		as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.5	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.6	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.7	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.8	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.9	*	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.10	*	Pool Corporation 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.11	*	Form of Stock Option Agreement for Employees under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.12	*	Form of Restricted Stock Agreement for Employees under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.13	*	Form of Stock Option Agreement for Directors under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.14	*	Form of Restricted Stock Agreement for Directors under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.15	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.16	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.17	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Christopher W. Wilson.		10-K	000-26640	03/01/2005

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.18	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.19	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/07/2006
10.20	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.21		Louisiana Tax Equalization Agreement.		10-Q	000-26640	10/29/2004
10.22	*	Tax Reimbursement Arrangement		10-Q	000-26640	07/30/2004
10.23		Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer.		10-Q	000-26640	04/30/2003
10.24
Receivables Purchase Agreement dated as of March 27, 2003, among Superior Commerce, LLC, as Seller, SCP Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago) as Agent
				10-Q	000-26640	04/30/2003
10.25		as amended by amendment dated as of March 25, 2004		10-Q	000-26640	04/30/2004
10.26
Omnibus Amendment for Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 2 to Receivables Sales Agreement, dated as of March 22, 2007, among SCP Distributors, LLC, Superior Pool Products, LLC, Horizon Distributors, Inc., Superior Commerce LLC, JPMorgan Chase Bank, N.A. f/k/a Bank One, NA (Main Office Chicago) and Jupiter Securitization Corporation
				8-K	000-26640	3/26/2007
10.27		Amendment No. 8 to the Receivables Purchase Agreement, dated as of March 29, 2007.		10-Q	000-26640	5/02/2007
10.28		Amendment No. 9 to the Receivables Purchase Agreement, dated as of August 10, 2007.	X
10.29		Amendment No. 10 to the Receivables Purchase Agreement, dated as of December 20, 2007.	X
10.30
Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement.
				10-Q	000-26640	04/30/2003
10.31		Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior Commerce LLC.		10-Q	000-26640	04/30/2003

Incorporated by Reference
No.	Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.32	Asset Exchange Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Les Industries R.P. Inc. and Latham Acquisition Corp.		10-K	000-26640	03/01/2005
10.33	Asset Contribution Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Fort Wayne Pools, Inc and Latham Acquisition Corp.		10-K	000-26640	03/01/2005
10.34
Subscription and Stockholders’ Agreement, dated as of November 12, 2004, by and among Latham Acquisition Corp., Fort Wayne Pools, Inc., Brockway Moran & Partners Fund II, L.P. and Brockway Moran & Partners II. Co-Invest Fund, L.P
			10-K	000-26640	03/01/2005
10.35
Lease (Mandeville Service Center) entered into as of October 19, 1999, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development Company, LLC and South Central Pool Supply, Inc
			10-Q	000-26640	07/30/2004
10.36	as amended by the Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC		10-K	000-26640	03/01/2007
10.37
as amended by Lease Agreement (Warehouse) entered into as of
January 16, 2002, by and between S&C Development Company, LLC and
SCP Distributors, LLC, as amended by First Amendment entered into as of
February 11, 2002 by and between S&C Development Company, LLC and
SCP Distributors, LLC
			10-Q	000-26640	07/30/2004
10.38	as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.39
Lease (Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
			10-Q	000-26640	07/30/2004

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.40	*	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.41		Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.42		Nonqualified Deferred Compensation Plan Adoption Agreement by an among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005		10-Q	000-26640	04/29/2005
10.43		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.44		Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005.		8-K	000-26640	10/04/2005
10.45		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.46		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
10.47	*	Pool Corporation Executive Bonus Plan		10-K	000-26640	03/01/2007
10.48
Amended and Restated Credit Agreement dated as of December 20, 2007, among Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wachovia Capital Finance Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, a syndication Agent, Wells Fargo Bank National Association, Regions Bank and Capital One, National Association, as Documentation Agents.
X
10.49		Amended and Restated Subsidiary Guaranty Agreement dated as of December 20, 2007.	X
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates a management contract or compensatory plan or arrangement