Form 10-Q
period 2008-03-31
POOL CORP
filed 2008-05-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2008 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES  ☒    NO  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At April 25, 2008, there were 47,809,711 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2008	2007

Net sales	$338,215	$373,706
Cost of sales	242,861	270,221
Gross profit	95,354	103,485
Selling and administrative expenses	93,157	94,853
Operating income	2,197	8,632
Interest expense, net	5,024	4,519
Income (loss) before income taxes and equity losses	(2,827)	4,113
Provision (benefit) for income taxes	(1,089)	1,588
Equity losses in unconsolidated investments, net	(1,446)	(1,171)
Net income (loss)	$(3,184)	$1,354

Earnings (loss) per share:
Basic	$(0.07)	$0.03
Diluted	$(0.07)	$0.03
Weighted average shares outstanding:
Basic	47,538	50,201
Diluted	47,538	52,462

Cash dividends declared per common share	$0.12	$0.105

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2008	2007	2007

Assets
Current assets:
Cash and cash equivalents	$6,476	$30,555	$15,825
Receivables, net	42,266	51,104	45,257
Receivables pledged under receivables facility	163,921	179,930	95,860
Product inventories, net	476,758	413,161	379,663
Prepaid expenses and other current assets	10,241	9,383	8,265
Deferred income taxes	9,139	7,676	9,139
Total current assets	708,801	691,809	554,009

Property and equipment, net	34,957	34,551	34,223
Goodwill	167,398	155,231	155,247
Other intangible assets, net	15,465	17,763	14,504
Equity interest investments	31,551	30,522	33,997
Other assets, net	24,774	17,753	22,874
Total assets	$982,946	$947,629	$814,854

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$333,104	$325,448	$194,178
Accrued expenses and other current liabilities	30,704	24,515	37,216
Short-term financing	66,812	102,300	68,327
Current portion of other long-term liabilities	3,152	4,350	3,439
Total current liabilities	433,772	456,613	303,160

Deferred income taxes	15,305	13,867	17,714
Long-term debt	326,298	253,222	279,525
Other long-term liabilities	6,221	5,639	5,664
Total liabilities	781,596	729,341	606,063

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,785,466, 49,328,083 and 47,516,989
shares issued and outstanding at March 31, 2008,
March 31, 2007 and December 31, 2007, respectively	47	49	47
Additional paid-in capital	177,650	156,364	171,996
Retained earnings	18,863	57,261	29,044
Treasury stock	−	(886)	−
Accumulated other comprehensive income	4,790	5,500	7,704
Total stockholders’ equity	201,350	218,288	208,791
Total liabilities and stockholders’ equity	$982,946	$947,629	$814,854

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2008	2007

Operating activities
Net income (loss)	$(3,184)	$1,354
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,387	2,184
Amortization	1,064	1,220
Share-based compensation	2,270	1,543
Excess tax benefits from share-based compensation	(1,540)	(2,834)
Equity losses in unconsolidated investments	2,446	1,987
Other	(2,612)	(1,920)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(60,100)	(76,398)
Product inventories	(80,964)	(80,453)
Accounts payable	136,197	147,859
Other current assets and liabilities	(11,404)	(7,849)
Net cash used in operating activities	(15,440)	(13,307)

Investing activities
Acquisition of businesses, net of cash acquired	(32,742)	(842)
Purchase of property and equipment, net of sale proceeds	(1,835)	(3,073)
Proceeds from sale of investment	−	75
Net cash used in investing activities	(34,577)	(3,840)

Financing activities
Proceeds from revolving line of credit	74,948	87,716
Payments on revolving line of credit	(27,425)	(121,900)
Proceeds from asset-backed financing	12,655	39,779
Payments on asset-backed financing	(14,170)	(11,765)
Proceeds from long-term debt	−	100,000
Payments on long-term debt and other long-term liabilities	(785)	(773)
Payments of capital lease obligations	(251)	(257)
Payments of deferred financing costs	(22)	(377)
Excess tax benefits from share-based compensation	1,540	2,834
Issuance of common stock under stock option plans	1,861	2,921
Payments of cash dividends	(5,734)	(5,248)
Purchases of treasury stock	(1,263)	(61,788)
Net cash provided by financing activities	41,354	31,142
Effect of exchange rate changes on cash	(686)	(174)
Change in cash and cash equivalents	(9,349)	13,821
Cash and cash equivalents at beginning of period	15,825	16,734
Cash and cash equivalents at end of period	$6,476	$30,555

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

A description of our significant accounting policies is included in our 2007 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three month period ended March 31, 2008 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2008.

In January 2008, we converted a $1.8 million gross trade accounts receivable balance to a note receivable and were assigned a separate $1.4 million note receivable upon the sale of one of our large retail customer’s business to a new owner.  We have reclassified the trade accounts receivable and the associated reserve to the other non-current assets line item on the balance sheet. We intend to use a cost recovery method of accounting for the assigned note receivable.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (SFAS  157). SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles. SFAS 157 requires the fair value of an asset or liability to be based on market-based measures that reflect our credit risk. SFAS 157 also expands disclosure requirements to include the methods and assumptions used to measure fair value and the effect of fair value measures on earnings. We adopted SFAS 157 on January 1, 2008 and we do not expect this pronouncement to have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that will provide a better understanding of their effects on an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact of the provisions of SFAS 161.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2 – Earnings (Loss) Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects, if any, of stock option and restricted stock awards.

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended March 31,
	2008	2007

Net income (loss)	$(3,184)	$1,354

Weighted average common shares outstanding:
Basic	47,538	50,201
Effect of dilutive securities:
Stock options	−	2,228
Restricted stock awards	−	32
Employee stock purchase plan	−	1
Diluted	47,538	52,462

Basic earnings (loss) per share	$(0.07)	$0.03

Diluted earnings (loss) per share	$(0.07)	$0.03

The weighted average diluted shares outstanding for the three months ended March 31, 2007 exclude stock options to purchase 586,000 shares, which are considered anti-dilutive because they have exercise prices that are higher than the average market price of our common stock.

Since we reported a net loss for the first quarter of 2008, there is no difference between the basic and diluted weighted average number of shares outstanding for the period.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive, meaning that the loss per share would decrease.  For informational purposes, the amounts we have excluded from the computation of diluted weighted average shares outstanding are shown in the table below:

Weighted average common shares outstanding:
Basic	47,538
Effect of dilutive securities:
Stock options	762
Restricted stock awards	51
Employee stock purchase plan	2
Diluted	48,353

The weighted average diluted shares outstanding in this computation also exclude stock options to purchase 2,962,598 shares, which are considered anti-dilutive because they have exercise prices that are higher than the average market price of our common stock.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 3 – Acquisitions

In March 2008, we acquired National Pool Tile Group, Inc. (NPT), a leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets through 15 distribution sales centers.  As of March 31, 2008, we had consolidated four of the acquired sales centers into our existing sales centers.  We have included the results of operations for NPT in our Consolidated Financial Statements since the acquisition date.  The purchase price allocations for our acquisition of NPT have been completed on a preliminary basis, subject to adjustments in accordance with the purchase agreement and other adjustments should new or additional facts about the business become known.  We expect to finalize the allocations by the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

Also in March 2008, we acquired Canswim Pools (Canswim), a manufacturer of in-ground swimming pools and a distributor of in-ground swimming pools and supplies with one sales center location in Ontario, Canada.  We have included the results of operations for Canswim in our Consolidated Financial Statements since the acquisition date.  The purchase price allocations for our acquisition of Canswim have been completed on a preliminary basis, subject to adjustments in accordance with the purchase agreement and other adjustments should new or additional facts about the business become known.  We expect to finalize the allocations by the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

Note 4 – Debt

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008.  On March 21, 2008, we amended the Receivables Purchase Agreement (the Agreement) under the Receivables Facility to extend the termination date to May 21, 2008.  We expect to renew the Receivables Facility in May 2008 with comparable or similar terms to the Agreement.

Our unsecured syndicated senior credit facility includes a $60.0 million term loan (the Term Loan), which matures on December 20, 2010.  In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Term Loan.  This swap agreement terminates on December 31, 2008 and we have designated this swap as a cash flow hedge.  In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  This swap will be in effect as of December 31, 2008 when the original swap agreement terminates and will terminate when the Term Loan matures on December 20, 2010.

Note 5 – Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  Comprehensive income (loss) for the three months ended March 31, 2008 and 2007 is presented below:

	Three Months Ended March 31,
	2008	2007

Comprehensive income (loss)	$(6,098)	$639

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2007 Annual Report on Form 10-K.

OVERVIEW

Financial Results

While it is still relatively early in the 2008 season, we are encouraged by our results given the challenging market conditions in our industry. We improved gross margins despite the tough competitive pricing environment and realized further progress in managing expenses through cost control measures.  The new pool and irrigation construction markets are facing unprecedented conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  As a result, our sales were negatively impacted with a more pronounced effect on our irrigation business and complementary product sales.

Net sales for the seasonally slow first quarter decreased compared to the first quarter of 2007.  Base business sales declined approximately 11% (compared to 4% growth in the first quarter of 2007 over the first quarter of 2006) on soft demand for pool and irrigation construction products.  Complementary product sales continue to be negatively impacted by the decline in new pool construction and decreased 16% compared to the first quarter of 2007.  Unfavorable weather also had an adverse effect on our results for the quarter.

Gross profit as a percentage of net sales (gross margin) improved 50 basis points to 28.2% in the first quarter of 2008 from the first quarter of 2007.  Improved pricing discipline and favorable product mix changes contributed to this increase, which was partially offset by the impact of competitive pricing pressures resulting from the current market environment.

Selling and administrative expenses (operating expenses) decreased 2% compared to the first quarter of 2007.  This decrease is primarily attributable to the impact of cost control initiatives, which offset increased expenses related to sales centers opened and expanded during 2007 and higher freight costs.

Operating income decreased to $2.2 million in the first quarter of 2008 while operating income as a percentage of net sales (operating margin) decreased to 0.6% from 2.3% in the first quarter of 2007.  Interest expense increased 11% during the quarter due to higher average debt levels, which were partially offset by a lower weighted average effective interest rate compared to the first quarter of 2007.  Loss per share for the first quarter of 2008 was $0.07 per diluted share on a net loss of $3.2 million, compared to earnings of $0.03 per diluted share in the same period in 2007.

Financial Position and Liquidity

Total net receivables decreased 11% to $206.2 million at March 31, 2008 from $231.0 million at March 31, 2007 due to the decrease in sales.  Our allowance for doubtful accounts balance was $9.4 million at March 31, 2008, an increase of $4.6 million over March 31, 2007.  We increased the allowance for doubtful accounts during the last nine months of 2007 to reflect slower payments from customers in markets that have been adversely impacted by the decline in new pool and irrigation construction.  The allowance for doubtful accounts has decreased approximately $0.5 million from December 31, 2007 to March 31, 2008, primarily due to write offs of certain large accounts that were fully reserved.  Days sales outstanding (DSO) increased between periods to 36.4 days at March 31, 2008 compared to 35.3 days at March 31, 2007.

Our inventory levels increased 15% to $476.8 million as of March 31, 2008 compared to $413.2 million as of March 31, 2007.  This increase reflects higher inventory levels attributable to the decline in first quarter sales and $17.1 million of acquired inventory, primarily related to National Pool Tile.  Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.5 times as of March 31, 2008 compared to 3.9 times as of March 31, 2007.

Approximately 98% of the increase in our inventory levels compared to March 31, 2007 is attributable to our North American pool operations. Of this increase, approximately 97% is related to products in our fastest-turning inventory classes of stock keeping units (SKUs).  We believe that our fully stocked inventory levels provide a competitive advantage that helps us gain market share and realize gross margin improvements in a market where our competitors lack our working capital flexibility.  We will be working throughout the season to reduce our inventory to more normalized levels and expect to show progress in the second quarter on a comparative basis.

Total debt outstanding increased to $396.1 million at March 31, 2008 compared to $358.5 million at March 31, 2007.  This increase is attributable to increased borrowings to fund our 2007 share repurchase activities and our first quarter 2008 acquisitions.  Our current ratio increased to 1.6 as of March 31, 2008 compared to 1.5 as of March 31, 2007.

Current Trends

Current economic trends that have carried over from 2007 include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets, decreases in short-term interest rates and a tightening of consumer and commercial credit.  Some of the factors that help mitigate the impact of these trends on our business include the following:

•	the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with less than 40% of our sales tied to new pool or irrigation construction;
•	we estimate that only 10% to 20% of new pools are constructed along with new home construction;
•	we have a low market share with the largest pool builders who we believe are more heavily tied to new home construction; and
•	we believe our service-oriented model helps us gain market share.

Despite these mitigating factors, these negative trends have significantly impacted a number of our key markets, including Florida, Arizona and parts of California.  We believe these trends, along with unfavorable weather conditions, resulted in a decrease in new pool construction of approximately 50,000 units, or 25%, in 2007. This followed a decrease of approximately 10,000 units, or 5%, in 2006, representing the first back to back decrease in recent industry history.  Since these trends worsened throughout 2007 and into the first quarter of 2008, they had a more pronounced impact on our first quarter results compared to the same period in 2007. A further continuation or worsening of these trends may have an even greater impact on new pool construction and consumer spending on outdoor living spaces, which could negatively impact our sales and earnings.

Outlook

We remain focused on our 2008 objectives, which include:

•	continuing to execute on our business strategies that we believe will provide long-term value to our customers, suppliers and shareholders; and
•	exploiting business improvement opportunities available to us while maintaining tight control over our expenses.

Based on our first quarter results and the current external environment, we project full year 2008 earnings per share will be in the range of $1.20 to $1.50 per diluted share. The assumptions that were used to develop our low end of the range include a decrease in net sales of 5% from the prior year combined with flat gross margins. The higher end of the range was based on net sales consistent with the prior year and achieving a 50 basis point improvement in gross margins. Both scenarios include the assumption that base business expenses will be flat with 2007 levels, excluding management incentives which will vary with performance.

We believe that our sales will continue to be pressured by adverse impacts on new pool and irrigation construction caused by the significant declines experienced in the real estate and mortgage-backed financing markets.  We expect sales comparisons relative to 2007 to be more favorable as the remainder of the year unfolds based on our weaker sales performance from June 2007 through the end of the 2007 pool season compared to the same periods in 2006.

We expect to generate sufficient cash flow and have adequate access to capital to both fund our business objectives and provide a direct return to our shareholders in the form of dividend payments.

The forward-looking statements in this outlook section are subject to significant risks and uncertainties, including sensitivity of our business to weather conditions, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, changes in the economy and the housing market and other risks detailed in Part II - Item 1A “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

RESULTS OF OPERATIONS

As of March 31, 2008, we conducted operations through 291 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2008	2007
Net sales	100.0%	100.0%
Cost of sales	71.8	72.3
Gross profit	28.2	27.7
Selling and administrative expenses	27.5	25.4
Operating income	0.6	2.3
Interest expense, net	1.5	1.2
Income (loss) before income taxes and equity losses	(0.8)	1.1

Note:	Due to rounding, percentages may not add to operating income or income (loss) before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008, 2007 and 2006.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2008	2007	2008	2007	2008	2007
Net sales	$332,346	$371,812	$5,869	$1,894	$338,215	$373,706

Gross profit	93,547	103,035	1,807	450	95,354	103,485
Gross margin	28.1%	27.7%	30.8%	23.8%	28.2%	27.7%

Selling and administrative expenses	90,873	93,671	2,284	1,182	93,157	94,853
Expenses as a % of net sales	27.3%	25.2%	38.9%	62.4%	27.5%	25.4%

Operating income (loss)	2,674	9,364	(477)	(732)	2,197	8,632
Operating income (loss) margin	0.8%	2.5%	(8.1)%	(38.7)%	0.6%	2.3%

We exclude the following sales centers from our base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of March 31, 2008):

•	acquired sales centers (13 - see table below);
•	new sales centers opened in new markets (2);
•	closed sales centers (3); and
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (1).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales. After 15 months of operations, we include acquired and new market sales centers in the base business calculation including the comparative prior year period.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
National Pool Tile (NPT) (1)	March 2008	11	March 2008
Canswim Pools	March 2008	1	March 2008
Tor-Lyn, Limited	February 2007	1	February – March 2007 and January – March 2008

The table below summarizes the changes in our sales centers during the quarter ended March 31, 2008:

December 31, 2007	281
Acquired, net of consolidations (1)	12
Consolidated	(1)
Closed	(1)
March 31, 2008	291

              (1)  We consolidated 4 of the 15 acquired NPT sales centers with existing sales centers at the end of March 2008.

Net Sales

	Three Months Ended March 31,
(in millions)	2008	2007	Change
Net sales	$338.2	$373.7	$(35.5)	(9)%

The decrease in net sales is primarily due to the impact of the prolonged domestic housing market downturn.  The demand for new pool and irrigation construction products continued to lag due to the significant declines in new pool construction permits.  This impact remains more concentrated in markets that had the greatest run-up in real estate values between 2000 and 2006, which includes a number of our larger markets in Florida, Arizona and parts of California.  Complementary product sales were negatively impacted by the decline in new pool construction and decreased 16% compared to the first quarter of 2007.  Unfavorable weather conditions also had a negative effect on sales during the quarter as extended winter conditions delayed the start of the pool season in the Midwest and Northeast.

The overall decrease in net sales was partially offset by increases due to the following:

•	moderate sales growth for maintenance, repair and replacement products;
•	moderate sales growth for our European operations;
•	sales related to our acquisitions and new sales centers; and
•	estimated average price increases of 1% to 3% that we passed through the supply chain.

Gross Profit

	Three Months Ended March 31,
(in millions)	2008	2007	Change
Gross profit	$95.4	$103.5	$(8.1)	(8)%
Gross margin	28.2%	27.7%

Despite the tough competitive pricing environment, gross margin increased 50 basis points compared to the first quarter of 2007.   This improvement is primarily attributable to our focus on pricing discipline at the sales center level and a favorable shift in product mix due to a decline in lower margin construction related sales.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2008	2007	Change
Operating expenses	$93.2	$94.9	$(1.7)	(2)%
Operating expenses as a percentage of net sales	27.5%	25.4%

Compared to the first quarter of 2007, operating expenses decreased 2% as the impact of cost control initiatives offset higher costs related to the following:

•	sales centers opened and expanded during 2007;
•	additional expenses related to our first quarter acquisition of NPT;
•	higher product delivery costs; and
•	inflation in wages and other costs.

Our cost control initiatives include tighter management of discretionary costs, the consolidation or closing of seven sales centers since November 2007 and selective personnel reductions over the last nine months.  Based on our first quarter loss, operating expenses also reflect lower incentive expenses compared to the first quarter of 2007.  Total operating expenses as a percentage of net sales increased to 27.5% in the first quarter of 2008 from 25.4% in the same period in 2007 due to the decrease in net sales.

Interest Expense

Interest expense increased 11% between periods as our higher average debt outstanding balance more than offset the impact of a decrease in our weighted average effective interest rate for the period.  Average debt outstanding was 24% higher in the first quarter of 2008 due to increased borrowings that funded our 2007 share repurchase activities and our first quarter 2008 acquisitions.  The weighted average effective interest rate decreased to 5.2% in the first quarter of 2008 from 5.9% in the same period in 2007.

Income Taxes

The decrease in income taxes is due to the decrease in income (loss) before income taxes and equity losses.  Our effective income tax rate was 38.50% at March 31, 2008 and 38.61% at March 31, 2007.

Net Income (Loss) and Earnings (Loss) Per Share

We had a net loss of $3.2 million in the first quarter of 2008 compared to net income of $1.4 million in the first quarter of 2007.  This decrease includes a $0.3 million increase in net equity losses from our investment in LAC.

Our net loss of $0.07 per diluted share for the first quarter of 2008 compared to earnings of $0.03 per diluted share in the same period in 2007.  Both periods include impact of approximately $0.02 per share related to higher interest expense due to borrowings for share repurchases. While the reduction in the weighted average share balances due to these share repurchases slightly offset the earnings per share impact of higher interest expense in the first quarter of 2007, there was no such benefit in the first quarter of 2008 since we had a loss.  We expect that our 2007 share repurchases will provide an accretive impact for the full year 2008.

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

The following table presents certain unaudited quarterly data for the first quarter of 2008, the four quarters of 2007 and the second, third and fourth quarters of 2006.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2008	2007				2006
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$338,215	$300,755	$527,434	$726,472	$373,706	$318,486	$537,017	$705,703
Gross profit	95,354	79,436	139,803	207,922	103,485	82,905	149,995	209,000
Operating income (loss)	2,197	(12,796)	39,505	98,433	8,632	(4,070)	53,092	103,338
Net income (loss)	(3,184)	(11,589)	21,835	57,794	1,354	(5,001)	31,493	62,110

Balance Sheet Data
Total receivables, net	$206,187	$141,117	$200,534	$301,265	$231,034	$154,937	$211,589	$295,722
Product inventories, net	476,758	379,663	317,110	388,364	413,161	332,069	283,930	367,096
Accounts payable	333,104	194,178	127,889	229,691	325,448	177,544	111,349	207,727
Total debt	396,110	350,852	406,465	425,599	358,522	265,443	257,974	303,000

We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers.  Based on our peak summer selling season, we generally open new sales centers and close or consolidate sales centers, when warranted, either in the first quarter before the peak selling season starts or in the fourth quarter after the peak selling season ends.

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
(primarily in the northern half of the US)

In the first quarter of 2008, our sales were negatively impacted by unfavorable weather conditions which included several late winter storms in the Midwest and Northeast and much cooler March temperatures across most of the country compared to 2007.  While the start of the 2007 pool season was delayed by extended winter conditions in the Northeast, near record snowfall throughout most of our northern markets delayed the start of the 2008 pool season even further. Our first quarter sales did benefit from more favorable weather in Texas and Oklahoma, which had been significantly impacted by ice storms in 2007.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Operating activities	$(15,440)	$(13,307)
Investing activities	(34,577)	(3,840)
Financing activities	41,354	31,142

Cash flow used in operations decreased $2.1 million in the first three months of 2008 compared to the same period in 2007.  This decrease is primarily due to the reduction in net income.  During the first three months of 2008, the increase in cash provided by financing activities reflects borrowings used to fund our NPT acquisition in March 2008.  While we had higher net borrowings in the first quarter of 2007, the majority of these borrowings were used to fund share repurchase activities.

Future Sources and Uses of Cash

As amended on December 20, 2007, our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Term Loan matures on December 20, 2010 and the Revolver matures on December 20, 2012.  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased from time to time, by up to $75.0 million, to a total of $315 million.

At March 31, 2008, there was $173.0 million outstanding and $64.3 million available for borrowing under the Revolver. The weighted average effective interest rate on the Revolver was approximately 4.9% for the quarter ended March 31, 2008.

At March 31, 2008, there was $56.3 million outstanding under the Term Loan of which $3.0 million is classified as current. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. The swap agreement converts our variable rate Term Loan to a fixed-rate basis until its termination on December 31, 2008. We have designated this swap as a cash flow hedge. The weighted average effective interest rate of the Term Loan was approximately 5.7% for the quarter ended March 31, 2008.  In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  This swap will be in effect as of December 31, 2008 when the original swap agreement terminates and will terminate when the Term Loan matures on December 20, 2010.

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million, through March 2008.  On March 21, 2008, we amended the Receivables Purchase Agreement under the Receivables Facility to extend the termination date to May 21, 2008.  We expect to renew the Receivables Facility in May 2008 with comparable or similar terms, and we do not have any reason to believe that we will not be able to do so.

The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We continue to employ this arrangement because it provides us with a lower cost form of financing. At March 31, 2008, there was $66.8 million outstanding under the Receivables Facility at a weighted average effective interest rate of 4.8%.

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

As of March 31, 2008, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2007 Form 10-K.

Our Board increased the authorization for the repurchase of shares of our common stock in the open market during 2007, including an increase to $100.0 million in August 2007.  As of April 25, 2008, $55.0 million of the authorized amount remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2007.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2007.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2007.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is recorded, processed, summarized and reported within the time periods specified.  As of March 31, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2008, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  This includes statements under the heading “Overview – Outlook” in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

The demand for our swimming pool and related outdoor lifestyle products may be adversely affected by unfavorable economic conditions.

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools account for more than 60% of our gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends in 2007 and the first quarter of 2008.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. For a discussion regarding seasonality and weather, see Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-Q.

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

We have experienced substantial sales growth through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. During the past five fiscal years, we have opened 39 new sales centers and have completed 13 acquisitions. These acquisitions have added 76 sales centers, net of sales center closings and consolidations, and a centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2008:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
January 1-31, 2008	763	$20.20	−	$54,968,410
February 1-29, 2008	63,527	$19.64	−	$54,968,410
March 1-31, 2008	−	$ −	−	$54,968,410
Total	64,290	$19.65	−

(1)
Consists of shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share based compensation plans.

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

(3)	As of April 25, 2008, $55.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 24.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2008.

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