Form 10-Q
period 2008-06-30
POOL CORP
filed 2008-07-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2008 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    YES ☐    NO ☒

At July 25, 2008, there were 47,886,368 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Net sales	$692,972	$726,472	$1,031,187	$1,100,178
Cost of sales	490,220	518,550	733,081	788,771
Gross profit	202,752	207,922	298,106	311,407
Selling and administrative expenses	112,762	109,489	205,919	204,342
Operating income	89,990	98,433	92,187	107,065
Interest expense, net	5,087	5,897	10,111	10,416
Income before income taxes and equity earnings (losses)	84,903	92,536	82,076	96,649
Provision for income taxes	32,811	35,728	31,722	37,316
Equity earnings (losses) in unconsolidated investments, net	783	986	(663)	(185)
Net income	$52,875	$57,794	$49,691	$59,148

Earnings per share:
Basic	$1.11	$1.17	$1.04	$1.19
Diluted	$1.09	$1.12	$1.02	$1.14
Weighted average shares outstanding:
Basic	47,718	49,326	47,628	49,753
Diluted	48,716	51,504	48,499	51,974

Cash dividends declared per common share	$0.13	$0.12	$0.25	$0.225

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2008	2007	2007

Assets
Current assets:
Cash and cash equivalents	$26,453	$47,171	$15,825
Receivables, net	75,563	90,892	45,257
Receivables pledged under receivables facility	203,091	210,373	95,860
Product inventories, net	385,258	388,364	379,663
Prepaid expenses and other current assets	11,376	10,705	8,265
Deferred income taxes	9,139	7,676	9,139
Total current assets	710,880	755,181	554,009

Property and equipment, net	33,892	36,628	34,223
Goodwill	167,352	155,231	155,247
Other intangible assets, net	14,480	16,561	14,504
Equity interest investments	32,839	32,156	33,997
Other assets, net	25,612	19,065	22,874
Total assets	$985,055	$1,014,822	$814,854

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$193,663	$229,691	$194,178
Accrued and other current liabilities	70,755	62,071	37,216
Short-term financing	121,492	150,000	68,327
Current portion of long-term debt and other long-term liabilities	4,633	4,350	3,439
Total current liabilities	390,543	446,112	303,160

Deferred income taxes	17,527	15,212	17,714
Long-term debt	316,000	272,599	279,525
Other long-term liabilities	6,455	6,519	5,664
Total liabilities	730,525	740,442	606,063

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,840,233, 49,546,774 and
47,516,989 shares issued and outstanding at
June 30, 2008, June 30, 2007 and
December 31, 2007, respectively	47	49	47
Additional paid-in capital	180,207	164,617	171,996
Retained earnings	66,076	102,023	29,044
Treasury stock	—	—	—
Accumulated other comprehensive income	8,200	7,691	7,704
Total stockholders’ equity	254,530	274,380	208,791
Total liabilities and stockholders’ equity	$985,055	$1,014,822	$814,854

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2008	2007

Operating activities
Net income	$49,691	$59,148
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	4,804	4,516
Amortization	2,149	2,493
Share-based compensation	4,269	3,945
Excess tax benefits from share-based compensation	(1,652)	(6,399)
Equity losses in unconsolidated investments	1,158	353
Other	(1,501)	637
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(132,735)	(147,733)
Product inventories	8,995	(56,282)
Accounts payable	(2,606)	52,102
Other current assets and liabilities	32,266	33,145
Net cash used in operating activities	(35,162)	(54,075)

Investing activities
Acquisition of businesses, net of cash acquired	(32,840)	(2,087)
Divestiture of business	724	—
Purchase of property and equipment, net of sale proceeds	(3,611)	(7,606)
Proceeds from sale of investment	—	75
Net cash used in investing activities	(35,727)	(9,618)

Financing activities
Proceeds from revolving line of credit	190,100	215,271
Payments on revolving line of credit	(150,625)	(229,329)
Proceeds from asset-backed financing	73,335	87,479
Payments on asset-backed financing	(20,170)	(11,765)
Proceeds from long-term debt	—	100,000
Payments on long-term debt and other long-term liabilities	(1,591)	(1,547)
Payments of deferred financing costs	(22)	(397)
Payments of capital lease obligations	(251)	(257)
Excess tax benefits from share-based compensation	1,652	6,399
Proceeds from issuance of common stock under share-based compensation plans	2,289	5,414
Payments of cash dividends	(11,951)	(11,185)
Purchases of treasury stock	(1,263)	(67,998)
Net cash provided by financing activities	81,503	92,085
Effect of exchange rate changes on cash	14	2,045
Change in cash and cash equivalents	10,628	30,437
Cash and cash equivalents at beginning of period	15,825	16,734
Cash and cash equivalents at end of period	$26,453	$47,171

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as POOL, we, us or our) prepared the unaudited interim Consolidated Financial Statements following accounting principles generally accepted in the United States (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted.  In management’s opinion, the Consolidated Financial Statements include all normal and recurring adjustments that are considered necessary for the fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2007 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and six month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161).  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that will provide a better understanding of their effects on an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact of the provisions of SFAS 161.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option and restricted stock awards.

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$52,875	$57,794	$49,691	$59,148

Weighted average common shares outstanding:
Basic	47,718	49,326	47,628	49,753
Effect of dilutive securities:
Stock options	948	2,129	822	2,179
Restricted stock awards	45	47	44	39
Employee stock purchase plan	5	2	5	3
Diluted	48,716	51,504	48,499	51,974

Basic earnings per share	$1.11	$1.17	$1.04	$1.19

Diluted earnings per share	$1.09	$1.12	$1.02	$1.14

The weighted average diluted shares outstanding for the three and six months ended June 30, 2008 exclude stock options to purchase 2,175,787 shares and 3,013,237 shares, respectively.  The weighted average diluted shares outstanding for the three and six months ended June 30, 2007 exclude stock options to purchase 580,050 shares for each period.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

Note 3 – Acquisitions

In March 2008, we acquired National Pool Tile Group, Inc. (NPT), a leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets through 15 distribution sales centers.  As of June 30, 2008, we had consolidated six of the acquired sales centers into our existing sales centers.  We have included the results of operations for NPT in our Consolidated Financial Statements since the acquisition date.  We have completed the purchase price allocations for our acquisition of NPT on a preliminary basis, subject to adjustments in accordance with the purchase agreement and other adjustments should new or additional facts about the business become known.  We expect to finalize the allocations by the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

Also in March 2008, we acquired Canswim Pools (Canswim), a manufacturer of in-ground swimming pools and a distributor of in-ground swimming pools and supplies with one sales center location in Ontario, Canada.  We have included the results of operations for Canswim in our Consolidated Financial Statements since the acquisition date.  We have completed the purchase price allocations for our acquisition of Canswim on a preliminary basis, subject to adjustments in accordance with the purchase agreement and other adjustments should new or additional facts about the business become known.  We expect to finalize the allocations by the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 4 – Debt

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity of up to $150.0 million through March 2008.  We amended the Receivables Purchase Agreement under the Receivables Facility in March 2008 to extend the termination date to May 21, 2008.  In May 2008, we renewed the Receivables Facility for one year through May 2009.  The Receivables Facility now provides a seasonal borrowing capacity of up to $135.0 million through August 2008 and $95.0 million thereafter.

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

Note 5 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  Comprehensive income for the three and six months ended June 30, 2008 and 2007 is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Comprehensive income	$56,285	$59,985	$50,187	$60,624

Note 6 – Fair Value Measurements

Effective January 1, 2008, we prospectively implemented the provisions of SFAS No. 157, Fair Value Measurements (SFAS 157).  SFAS 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition and disclosure purposes under generally accepted accounting principles.  In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).

SFAS 157 provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

In measuring the fair value of our assets and liabilities, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.  Our assets and liabilities that are measured at fair value on a recurring basis include an unrealized gain on interest rate swaps of $1.1 million included in Other assets, net and an unrealized loss on interest rate swaps of $4.2 million included in Accrued and other current liabilities on the Consolidated Balance Sheets at June 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2007 Annual Report on Form 10-K.

OVERVIEW

Financial Results

We believe our second quarter results reflect continued strong performance in every facet of our business execution.  We have improved margin management, controlled expenses and realized market share gains while strengthening our business foundation for the future.

Net sales for the quarter ended June 30, 2008 decreased 5% compared to the second quarter of 2007 as our sales remain pressured by the unprecedented adverse market conditions impacting our industry.  Base business sales declined 7% as compared to the same period last year due to continued soft demand for pool and irrigation construction products. This decrease was partially offset by sales attributed to acquisitions, primarily our March 2008 acquisition of National Pool Tile Group, Inc. (NPT), and an increase in maintenance, repair and replacement (MRR) product sales.  Complementary product sales, which are heavily weighted towards new pool construction, decreased approximately 12% for the second quarter of 2008 compared to a 9% increase in the same period in 2007.

Gross profit as a percentage of net sales (gross margin) improved to 29.3% in the second quarter of 2008 from 28.6% for the second quarter of 2007.  The increase in gross margin is primarily attributable to improved pricing management, a favorable shift in sales mix to products in the higher margin maintenance market and an increase in sales of higher margin private label products.  This increase in gross margin was partially offset by a decrease in estimated vendor incentives earned compared to the second quarter of 2007 due to lower purchase volumes.

Selling and administrative expenses (operating expenses) increased 3% compared to the second quarter of 2007 due primarily to operating expenses related to the NPT acquisition.  Base business operating expenses decreased 1% quarter over quarter due primarily to the impact of cost control initiatives, which offset higher incentive and freight expenses.

Operating income decreased $8.4 million in the second quarter of 2008 while operating income as a percentage of net sales (operating margin) decreased to 13.0% from 13.5% in the second quarter of 2007.  Interest expense decreased 14% during the quarter due to a lower weighted average effective interest rate, which was partially offset by higher average debt levels compared to the second quarter of 2007.  Earnings per share for the second quarter of 2008 was $1.09 per diluted share on net income of $52.9 million, compared to $1.12 per diluted share in the same period in 2007.

Financial Position and Liquidity

Total net receivables decreased 8% to $278.7 million at June 30, 2008 from $301.3 million at June 30, 2007 due to the decrease in sales.  Our allowance for doubtful accounts balance was $9.7 million at June 30, 2008, an increase of $3.3 million over June 30, 2007 including $1.1 million related to the acquisition of NPT.  We increased the allowance for doubtful accounts during the second half of 2007 to reflect slower payments from customers in markets that have been adversely impacted by the decline in new pool and irrigation construction.  The allowance for doubtful accounts has decreased approximately $0.3 million from December 31, 2007 to June 30, 2008, primarily due to write-offs of certain large accounts that were fully reserved.  Days sales outstanding (DSO) increased between periods to 36.4 days at June 30, 2008 compared to 35.8 days at June 30, 2007.

Our inventory levels decreased 1% to $385.3 million as of June 30, 2008 compared to $388.4 million as of June 30, 2007.  The balance at June 30, 2008 includes approximately $15.7 million of acquired inventory, primarily related to NPT.  While we entered the 2008 season with comparatively higher inventory levels for strategic competitive reasons, we have now reduced inventory to more normalized levels on a comparative basis.  Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.4 times as of June 30, 2008 compared to 3.9 times as of June 30, 2007.

Total debt outstanding increased to $442.0 million at June 30, 2008 compared to $425.6 million at June 30, 2007.  This increase reflects borrowings to fund our first quarter 2008 acquisitions partially offset by a decrease in borrowings required to fund working capital.  Our current ratio increased to 1.8 as of June 30, 2008 compared to 1.7 as of June 30, 2007.

Current Trends

Current economic trends that have carried over from 2007 include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets, decreases in short-term interest rates and a tightening of consumer and commercial credit.  Some of the factors that help mitigate the impact of these trends on our business include the following:

•
the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with approximately 20% of our sales tied to new pool or irrigation construction in 2008 (as our sales related to new construction activity have declined, the proportion of our net sales represented by MRR products has increased to approximately 80%);

•	we believe our service-oriented model helps us gain market share; and
•
we estimate that only small percentage of pools are constructed along with new homes and we have a low market share with the largest pool builders who we believe are more heavily tied to new home construction.

Despite these mitigating factors, these negative trends have significantly impacted a number of our key markets, including Florida, Arizona and parts of California. We believe these trends, along with unfavorable weather conditions, resulted in a decrease in new pool construction of approximately 50,000 units, or 25%, in 2007.  This followed a decrease of approximately 10,000 units, or 5%, in 2006, representing the first back to back decrease in recent industry history.  Since these trends worsened throughout 2007 and have continued in 2008, they had a more pronounced impact on our results in the first half of 2008 compared to the same period in 2007.  A further worsening of these trends may have an even greater impact on new pool construction and consumer spending on outdoor living spaces, which could negatively impact our sales and earnings.

Outlook

We remain focused on our 2008 objectives, which include:

•	continuing to execute on our business strategies that we believe will provide long-term value to our customers, suppliers and shareholders; and
•	exploiting business improvement opportunities available to us while maintaining tight control over our expenses.

Based on our results for the first six months and the current external environment, we are narrowing the range of our full year 2008 earnings projection to $1.26 to $1.36 per diluted share compared to our initial projected range of $1.20 to $1.50 per diluted share.  The assumptions that were used to develop our low end of the range include a decrease in base business net sales for the second half of 2008 similar to the first half 2008 combined with a more modest improvement in gross margins. The higher end of the range was based on base business net sales decreasing at a slightly lower rate and achieving similar gross margin improvement compared to the first half of 2008. Both scenarios include the assumption that base business expenses will be flat with 2007 levels, excluding management incentives which will vary with performance.

We believe that our sales will continue to be pressured by adverse impacts on new pool and irrigation construction caused by the significant declines experienced in the real estate and mortgage-backed financing markets.  However, we expect more favorable sales comparisons relative to 2007 in the second half of 2008 due to the following:

•	mid-year commodity cost driven price increases by vendors, which we plan to pass through the supply chain; and
•	our weaker sales performance in the second half of 2007 compared to the same period in 2006.

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

RESULTS OF OPERATIONS

As of June 30, 2008, we conducted operations through 290 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7	71.4	71.1	71.7
Gross profit	29.3	28.6	28.9	28.3
Selling and administrative expenses	16.3	15.1	20.0	18.6
Operating income	13.0	13.5	8.9	9.7
Interest expense, net	0.7	0.8	1.0	0.9
Income before income taxes and equity earnings (losses)	12.3%	12.7%	8.0%	8.8%

Note:	Due to rounding, percentages may not add to income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008, 2007 and 2006.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Net sales	$656,806	$702,785	$36,166	$23,687	$692,972	$726,472

Gross profit	191,219	201,768	11,533	6,154	202,752	207,922
Gross margin	29.1%	28.7%	31.9%	26.0%	29.3%	28.6%

Selling and administrative expenses	103,628	104,725	9,134	4,764	112,762	109,489
Expenses as a % of net sales	15.8%	14.9%	25.3%	20.1%	16.3%	15.1%

Operating income	87,591	97,043	2,399	1,390	89,990	98,433
Operating margin	13.3%	13.8%	6.6%	5.9%	13.0%	13.5%

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of June 30, 2008):

•	acquired sales centers (10, net of consolidations – see table below);
•	existing sales centers consolidated with acquired sales centers (6);
•	closed sales centers (3);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (1); and
•	sales centers opened in new markets (0).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

In addition to the 20 sales centers excluded from base business as of June 30, 2008, there were 2 new market sales centers excluded in April and May 2008 before they became base business sales centers in June 2008. Since we divested our pool liner manufacturing operation in France in April 2008, we have also excluded these operations from base business for the comparative three month period ended June 30, 2007.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
National Pool Tile (NPT) (1)	March 2008	9	April – June 2008
Canswim Pools	March 2008	1	April – June 2008
Tor-Lyn, Limited	February 2007	1	April 2007 and April 2008

The table below summarizes the changes in our sales centers during the quarter ended June 30, 2008:

March 31, 2008	291
New locations	1
Consolidation of acquired locations (1)	(2)
June 30, 2008	290

(1)  We consolidated 2 NPT sales centers with existing sales centers during the quarter ended June 30, 2008.

Net Sales

	Three Months Ended June 30,
(in millions)	2008	2007	Change
Net sales	$693.0	$726.5	$(33.5)	(5)%

The decrease in net sales is primarily due to the impact of the prolonged domestic housing market downturn.  Base business sales decreased 7% compared to the second quarter of 2007 as demand for new pool and irrigation construction products continued to lag.  Base business sales were down 5% on the swimming pool side of the business and 15% on the irrigation side of the business.  This impact remains more concentrated in our larger markets with total base business sales down 11% in California, 8% in Florida and 18% in Arizona.  Complementary product sales continue to be negatively impacted by the reduced new pool construction activity and decreased approximately 12% compared to the second quarter of 2007.  Weather was mixed overall during the quarter, although sales in Texas benefited from much more favorable weather and increased 10% compared to the same period in 2007.

The overall decrease in net sales was partially offset by increases due to the following:

•	approximately $20.7 million in sales related to our March 2008 acquisitions, including approximately $19.1 million related to NPT;
•	moderate sales growth for MRR products, including a 6% increase in chemical sales;
•	estimated average price increases of 1% to 3% that we passed through the supply chain; and
•	higher freight out income of $0.7 million due to the implementation of fuel surcharges, which largely offset the increase in outbound freight costs in the second quarter.

Our sales growth for MRR products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	higher sales of non-discretionary products due to the increased installed base of swimming pools, which we estimate to have grown approximately 2% to 3% in 2007; and
•	price increases (as mentioned above).

Gross Profit

	Three Months Ended June 30,
(in millions)	2008	2007	Change
Gross profit	$202.8	$207.9	$(5.1)	(2)%
Gross margin	29.3%	28.6%

The increase in gross margin is primarily attributable to our focus on pricing discipline at the sales center level.  Other favorable impacts included a shift in sales mix to products in the higher margin maintenance market, a 10 to 20 basis point increase related to higher sales of private label products and an improvement of approximately 15 basis points due to higher margin contribution from acquired sales centers.  The improvement in gross margin was partially offset by a decrease in estimated vendor incentives earned compared to the second quarter of 2007.  Our estimated vendor incentives earned as a percentage of net sales decreased approximately 25 basis points quarter over quarter as a result of the following:

•
lower estimated cumulative purchase volumes for fiscal 2008 due to lower anticipated year-end inventory levels compared to 2007 (resulting in a decrease in gross margin of approximately 15 basis points); and

•	dilution of this ratio due to the impact of NPT sales since the majority of NPT’s products are not eligible for vendor incentive programs.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2008	2007	Change
Operating expenses	$112.8	$109.5	$3.3	3%
Operating expenses as a percentage of net sales	16.3%	15.1%

The increase in operating expenses is due to the impact of our acquired sales centers, which had approximately $4.6 million in operating expenses during the second quarter.  This increase was partially offset by a 1% decrease in base business operating expenses as the impact of cost control initiatives offset higher costs related to the following:

•	increased incentive expenses of approximately $2.3 million;
•	higher product delivery costs, including a $1.1 million increase in outbound freight costs; and
•	inflationary increases in wages and other costs.

Our cost control initiatives include tighter management of discretionary costs, the consolidation or closing of seven sales centers since November 2007 and selective personnel reductions over the past year.  As of June 30, 2008, total headcount (excluding acquisitions) decreased 8% year over year and overtime labor costs declined $1.0 million compared to the second quarter of 2007.  Also, employee insurance costs decreased $1.9 million compared to the second quarter of 2007 due primarily to lower claims expense.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 14% between periods as the impact of our lower weighted average effective interest rate for the period more than offset higher debt levels.  The weighted average effective interest rate decreased to 4.4% in the second quarter of 2008 from 5.9% in the same period in 2007. Average debt outstanding was 9% higher in the second quarter of 2008 due to borrowings that funded our March 2008 acquisitions.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings.  Our effective income tax rate was 38.65% for the three months ended June 30, 2008 and 38.61% for the three months ended June 30, 2007.

Net Income and Earnings Per Share

Net income decreased 9% to $52.9 million in the second quarter of 2008, while earnings per share decreased to $1.09 per diluted share compared to $1.12 for the second quarter of 2007.  The accretive impact of our first quarter acquisitions was approximately $0.02 per diluted share in the second quarter of 2008.  In both periods, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our 2007 share repurchase activities.  This included an accretive impact of approximately $0.07 and $0.03 for the three months ended June 30, 2008 and 2007, respectively.

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2008	2007	2008	2007	2008	2007
Net sales	$989,307	$1,074,606	$41,880	$25,572	$1,031,187	$1,100,178

Gross profit	284,771	304,787	13,335	6,620	298,106	311,407
Gross margin	28.8%	28.4%	31.8%	25.9%	28.9%	28.3%

Selling and administrative expenses	194,229	198,104	11,690	6,238	205,919	204,342
Expenses as a % of net sales	19.6%	18.4%	27.9%	24.4%	20.0%	18.6%

Operating income	90,542	106,683	1,645	382	92,187	107,065
Operating margin	9.2%	9.9%	3.9%	1.5%	8.9%	9.7%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 10 under the heading “Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007”.

In addition to the 20 sales centers excluded from base business as of June 30, 2008, there were 2 new market sales centers excluded from January to May 2008 before they became base business sales centers in June 2008.  Since we divested our pool liner manufacturing operation in France in April 2008, we have also excluded these operations from base business for the comparative three month period ended June 30, 2007.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
National Pool Tile (NPT) (1)	March 2008	9	March – June 2008
Canswim Pools	March 2008	1	March – June 2008
Tor-Lyn, Limited	February 2007	1	February – April 2007 and January – April 2008

The table below summarizes the changes in our sales centers during the first half of 2008:

December 31, 2007	281
Acquired, net of consolidations (1)	10
New locations	1
Consolidated	(1)
Closed	(1)
June 30, 2008	290

(1)  We acquired 15 NPT sales centers and have consolidated 6 of these with existing sales centers as of June 30, 2008, including 4 in March 2008 and 2 in the second quarter of 2008.

Net Sales

	Six Months Ended June 30,
(in millions)	2008	2007	Change
Net sales	$1,031.2	$1,100.2	$(69.0)	(6)%

The new pool and irrigation construction markets are facing unprecedented conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  As a result, our 2008 sales have been negatively impacted with a more pronounced effect on our irrigation business and complementary product sales.

Base business sales decreased 8% due primarily to soft demand for new pool and irrigation construction products.  This impact remains more concentrated in markets that had the greatest run-up in real estate values between 2000 and 2006, which includes a number of our larger markets in Florida, Arizona and parts of California.  Complementary product sales were negatively impacted by the decline in new pool construction and decreased 13% compared to the first half of 2007.  Unfavorable weather conditions also had a negative effect on sales in 2008 as extended winter conditions delayed the start of the pool season in the Midwest and Northeast, although sales in Texas have benefited from favorable weather comparisons compared to the first half of 2007.

The overall decrease in net sales was partially offset by increases due to the following:

•	approximately $25.5 million in sales related to our first quarter 2008 acquisitions;
•	moderate sales growth for MRR products (see discussion at page 11 under the subheading “Net Sales”), including a 5% increase in chemical sales;
•	estimated average price increases of 1% to 3% that we passed through the supply chain;
•	4% sales growth for our European operations; and
•	higher freight out income of $0.9 million due to the implementation of fuel surcharges, which largely offset the increase in outbound freight costs in the second quarter.

Gross Profit

	Six Months Ended June 30,
(in millions)	2008	2007	Change
Gross profit	$298.1	$311.4	$(13.3)	(4)%
Gross margin	28.9%	28.3%

Despite the tough competitive pricing environment, gross margin increased 60 basis points compared to the first six months of 2007.  This improvement is consistent with the comparative gross margin performance for the second quarter and attributable to the same items discussed on page 12 under the subheading “Gross Profit”.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2008	2007	Change
Operating expenses	$205.9	$204.3	$1.6	1%
Operating expenses as a percentage of net sales	20.0%	18.6%

The increase in operating expenses is due to approximately $5.8 million of operating expenses related to our first quarter 2008 acquisitions.  Base business operating expenses decreased 2% compared to the first six months of 2007, as the impact of cost control initiatives offset higher costs related to the following:

•	increased building rental expenses of $2.0 million primarily for sales centers opened and expanded during 2007;
•	higher product delivery costs, including a $1.3 million increase in outbound freight costs; and
•	inflationary increases in wages and other costs.

Compared to the first six months of 2007, overtime and temporary labor costs decreased $2.2 million and employee insurance costs decreased $2.8 million due primarily to lower claims expense.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 3% between periods as the impact of a decrease in our weighted average effective interest rate for the period more than offset our higher average debt outstanding balance.  Average debt outstanding was 15% higher in the first six months of 2008 due to increased borrowings that funded our first quarter 2008 acquisitions.  The weighted average effective interest rate decreased to 4.8% in the first six months of 2008 from 5.9% in the same period in 2007.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity losses.  Our effective income tax rate was 38.65% at June 30, 2008 and 38.61% at June 30, 2007.

Net Income and Earnings Per Share

Net income decreased 16% to $49.7 million in the first six months of 2008 compared to the first six months of 2007.  This decrease includes a $0.5 million increase in net equity losses from our investment in LAC.  Earnings per share for the first six months of 2008 decreased to $1.02 per diluted share compared to $1.14 in the first six months of 2007.  In both periods, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our 2007 share repurchase activities.  This included an accretive impact of approximately $0.04 and $0.01 for the six months ended June 30, 2008 and 2007, respectively.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2008, the four quarters of 2007 and the third and fourth quarters of 2006.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2008		2007				2006
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$692,972	$338,215	$300,755	$527,434	$726,472	$373,706	$318,486	$537,017
Gross profit	202,752	95,354	79,436	139,803	207,922	103,485	82,905	149,995
Operating income (loss)	89,990	2,197	(12,796)	39,505	98,433	8,632	(4,070)	53,092
Net income (loss)	52,875	(3,184)	(11,589)	21,835	57,794	1,354	(5,001)	31,493

Balance Sheet Data
Total receivables, net	$278,654	$206,187	$141,117	$200,534	$301,265	$231,034	$154,937	$211,589
Product inventories, net	385,258	476,758	379,663	317,110	388,364	413,161	332,069	283,930
Accounts payable	193,663	333,104	194,178	127,889	229,691	325,448	177,544	111,349
Total debt	441,992	396,110	350,852	406,465	425,599	358,522	265,443	257,974

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
(primarily in the northern half of the US)

In the second quarter of 2008, weather conditions were mixed overall but much more favorable in Texas compared to the same period last year.  Hot and dry weather throughout the current quarter benefited sales in Texas, which experienced much cooler and unusually wet weather conditions in the second quarter of 2007 that significantly impacted sales related to pool and landscape construction.  While maintenance and impulse sales benefited from above average temperatures in June across much of North America, cool weather in the Northwest and record rainfall in the Midwest adversely impacted sales in the quarter.

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

  Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2008	2007
Operating activities	$(35,162)	$(54,075)
Investing activities	(35,727)	(9,618)
Financing activities	81,503	92,085

Cash flow used in operations decreased $18.9 million in the first six months of 2008 compared to the same period in 2007.  This decrease is due primarily to favorable impacts from changes in working capital balances, which offset the decrease in net income.  During the first six months of 2008, the increase in cash used in investing activities reflects our March 2008 acquisitions.  While we had higher net borrowings in the first six months of 2007, the majority of these borrowings were used to fund share repurchase activities.

Future Sources and Uses of Cash

As amended on December 20, 2007, our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Term Loan matures on December 20, 2010 and the Revolver matures on December 20, 2012.  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased from time to time, by up to $75.0 million, to a total of $315.0 million.

At June 30, 2008, there was $165.0 million outstanding and $74.5 million available for borrowing under the Revolver. The weighted average effective interest rate on the Revolver was approximately 4.4% for the six months ended June 30, 2008.

At June 30, 2008, there was $55.5 million outstanding under the Term Loan of which $4.5 million is classified as current. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. The swap agreement converts our variable rate Term Loan to a fixed-rate basis until the swap’s termination on December 31, 2008. We have designated this swap as a cash flow hedge. The weighted average effective interest rate of the Term Loan was approximately 5.7% for the six months ended June 30, 2008.  In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  This swap will be in effect as of December 31, 2008 when the original swap agreement terminates and will terminate when the Term Loan matures on December 20, 2010.

In May 2008, we renewed our accounts receivable securitization facility (the Receivables Facility) for one year through May 2009.  The Receivables Facility now provides a seasonal borrowing capacity of up to $135.0 million through August 2008 and $95.0 million thereafter.

The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We continue to employ this arrangement because it provides us with a lower cost form of financing. At June 30, 2008, there was $121.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.8%.

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

As of June 30, 2008, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2007 Form 10-K.

Our Board increased the authorization for the repurchase of shares of our common stock in the open market during 2007, including an increase to $100.0 million in August 2007.  As of July 25, 2008, $55.0 million of the authorized amount remained available. We intend to continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2008, our disclosure controls and procedures were effective.

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools account for more than 60% of our gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends in 2007 and the first half of 2008.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

We have experienced substantial sales growth through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. During the past five fiscal years, we have opened 40 new sales centers and have completed 13 acquisitions. These acquisitions have added 74 sales centers, net of sales center closings and consolidations, and 3 centralized shipping location to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2008:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
April 1-30, 2008	—	$—	—	$54,968,410
May 1-31, 2008	—	$—	—	$54,968,410
June 1-30, 2008	—	$—	—	$54,968,410
Total	—	$—	—

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the second quarter of 2008.

(2)
In July 2002, our Board authorized $50.0 million for the repurchase of shares of our common stock in the open market. In August 2004, November 2005 and August 2006, our Board increased the authorization for the repurchase of shares of our common stock in the open market to a total of $50.0 million from the amounts remaining at each of those dates. In November 2006 and August 2007, our Board increased the authorization for the repurchase of shares of our common stock in the open market to $100.0 million from the amounts remaining at each of those dates.

(3)	As of July 25, 2008, $55.0 million of the authorized amount remained available under our share repurchase program.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 6, 2008, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	44,783,455	109,665
James J. Gaffney	44,734,492	158,627
George T. Haymaker	44,834,065	59,054
Manuel J. Perez de la Mesa	44,759,581	133,539
Wilson B. Sexton	44,778,248	114,871
Harlan F. Seymour	44,835,499	57,620
Robert C. Sledd	44,780,313	112,807
John E. Stokely	44,667,324	225,796

2.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent registered public accounting firm for the fiscal year ending December 31, 2008.

For	44,686,955
Against	175,818
Abstain	30,346

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 28.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2008.

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