Form 10-Q
period 2008-09-30
POOL CORP
filed 2008-10-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008 or

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

At October 24, 2008, there were 47,937,017 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2008

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Net sales	$493,530	$527,434	$1,524,717	$1,627,612
Cost of sales	351,730	387,631	1,084,811	1,176,402
Gross profit	141,800	139,803	439,906	451,210
Selling and administrative expenses	103,183	100,298	309,102	304,640
Operating income	38,617	39,505	130,804	146,570
Interest expense, net	4,589	6,349	14,700	16,765
Income before income taxes and equity earnings	34,028	33,156	116,104	129,805
Provision for income taxes	13,675	12,802	45,397	50,118
Equity earnings in unconsolidated investments, net	1,707	1,481	1,044	1,296
Net income	$22,060	$21,835	$71,751	$80,983

Earnings per share:
Basic	$0.46	$0.45	$1.50	$1.64
Diluted	$0.45	$0.43	$1.47	$1.58
Weighted average shares outstanding:
Basic	47,824	48,623	47,694	49,372
Diluted	49,060	50,490	48,735	51,347

Cash dividends declared per common share	$0.13	$0.12	$0.38	$0.345

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2008	2007	2007

Assets
Current assets:
Cash and cash equivalents	$25,278	$50,265	$15,825
Receivables, net	45,426	58,023	45,257
Receivables pledged under receivables facility	133,501	142,511	95,860
Product inventories, net	345,944	317,110	379,663
Prepaid expenses and other current assets	7,915	9,004	8,265
Deferred income taxes	9,139	7,652	9,139
Total current assets	567,203	584,565	554,009

Property and equipment, net	32,895	35,518	34,223
Goodwill	167,376	155,247	155,247
Other intangible assets, net	13,519	15,459	14,504
Equity interest investments	35,592	34,561	33,997
Other assets, net	25,299	19,073	22,874
Total assets	$841,884	$844,423	$814,854

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$128,329	$127,889	$194,178
Accrued and other current liabilities	80,636	53,557	37,216
Short-term financing	58,392	110,715	68,327
Current portion of long-term debt and other long-term liabilities	5,369	3,350	3,439
Total current liabilities	272,726	295,511	303,160

Deferred income taxes	18,608	15,185	17,714
Long-term debt	274,100	292,750	279,525
Other long-term liabilities	6,225	6,152	5,664
Total liabilities	571,659	609,598	606,063

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 47,931,394, 47,928,454 and
47,516,989 shares issued and outstanding at
September 30, 2008, September 30, 2007 and
December 31, 2007, respectively	47	48	47
Additional paid-in capital	183,677	169,886	171,996
Retained earnings	79,920	64,344	29,044
Treasury stock	—	(7,110)	—
Accumulated other comprehensive income	6,581	7,657	7,704
Total stockholders’ equity	270,225	234,825	208,791
Total liabilities and stockholders’ equity	$841,884	$844,423	$814,854

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2008	2007

Operating activities
Net income	$71,751	$80,983
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,182	6,868
Amortization	3,196	3,665
Share-based compensation	5,493	5,564
Excess tax benefits from share-based compensation	(2,452)	(8,345)
Equity earnings in unconsolidated investments	(1,635)	(2,087)
Other	1,393	3,476
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(33,908)	(49,373)
Product inventories	47,545	14,580
Accounts payable	(67,940)	(49,743)
Other current assets and liabilities	45,910	27,927
Net cash provided by operating activities	76,535	33,515

Investing activities
Acquisition of businesses, net of cash acquired	(32,891)	(2,087)
Divestiture of business	1,165	—
Purchase of property and equipment, net of sale proceeds	(4,999)	(9,407)
Proceeds from sale of investment	—	75
Net cash used in investing activities	(36,725)	(11,419)

Financing activities
Proceeds from revolving line of credit	276,826	306,771
Payments on revolving line of credit	(277,751)	(299,928)
Proceeds from asset-backed financing	73,335	87,479
Payments on asset-backed financing	(83,270)	(51,050)
Proceeds from long-term debt	—	100,000
Payments on long-term debt and other long-term liabilities	(2,385)	(3,320)
Payments of capital lease obligations	(251)	(257)
Payments of deferred financing costs	(22)	(397)
Excess tax benefits from share-based compensation	2,452	8,345
Proceeds from issuance of common stock under share-based compensation plans	3,736	7,154
Payments of cash dividends	(18,187)	(17,033)
Purchases of treasury stock	(3,244)	(128,777)
Net cash (used in) provided by financing activities	(28,761)	8,987
Effect of exchange rate changes on cash	(1,596)	2,448
Change in cash and cash equivalents	9,453	33,531
Cash and cash equivalents at beginning of period	15,825	16,734
Cash and cash equivalents at end of period	$25,278	$50,265

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

A description of our significant accounting policies is included in our 2007 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and nine month periods ended September 30, 2008 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that will provide a better understanding of their effects on an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008.  We are currently evaluating the impact of the provisions of SFAS 161.

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

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$22,060	$21,835	$71,751	$80,983

Weighted average common shares outstanding:
Basic	47,824	48,623	47,694	49,372
Effect of dilutive securities:
Stock options	1,176	1,815	984	1,922
Restricted stock awards	57	50	54	51
Employee stock purchase plan	3	2	3	2
Diluted	49,060	50,490	48,735	51,347

Basic earnings per share	$0.46	$0.45	$1.50	$1.64

Diluted earnings per share	$0.45	$0.43	$1.47	$1.58

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

The weighted average diluted shares outstanding for the three and nine months ended September 30, 2008 exclude stock options to purchase 1,530,442 shares and 2,150,386 shares, respectively.  The weighted average diluted shares outstanding for the three and nine months ended September 30, 2007 exclude stock options to purchase 1,089,125 shares and 1,085,975 shares, respectively.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

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

Note 4 – Debt

In March 2007, we renewed our accounts receivable securitization facility (the Receivables Facility), which provides a seasonal borrowing capacity.  The maximum capacity was $150.0 million through March 2008.  We amended the Receivables Purchase Agreement under the Receivables Facility in March 2008 to extend the termination date to May 21, 2008.  In May 2008, we renewed the Receivables Facility for one year through May 2009.  The Receivables Facility had a maximum borrowing capacity of up to $135.0 million through August 2008 and now provides a maximum borrowing capacity of up to $95.0 million through May 2009.

Our unsecured syndicated senior credit facility includes a $60.0 million term loan (the Term Loan), which matures on December 20, 2010.  In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Term Loan.  This swap agreement terminates on December 31, 2008.  In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  This swap will be in effect as of December 31, 2008 when the original swap agreement terminates and will terminate when the Term Loan matures on December 20, 2010.  We have designated both swaps as cash flow hedges.

POOL CORPORATION
Notes to Consolidated Financial Statements (Continued)
(Unaudited)

Note 5 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  Comprehensive income for the three and nine months ended September 30, 2008 and 2007 is presented below:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Comprehensive income	$20,441	$21,801	$70,628	$82,425

Note 6 – Fair Value Measurements

Effective January 1, 2008, we prospectively implemented the provisions of SFAS 157, Fair Value Measurements.  For the fair value measurements that are required or permitted under other standards, SFAS 157 clarifies the fair value objective and establishes a framework for developing fair value estimates.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).

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

In measuring the fair value of our assets and liabilities, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.  Our assets and liabilities that are measured at fair value on a recurring basis include an unrealized gain of $0.7 million related to our second Term Loan interest rate swap and unrealized losses of $3.9 million related to our other two interest rate swaps.  These balances are included in Other assets, net and Accrued and other current liabilities, respectively, on the Consolidated Balance Sheets at September 30, 2008.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2007 Annual Report on Form 10-K.  For a discussion of our base business calculations, see page 10 under the RESULTS OF OPERATIONS section below.

OVERVIEW

Financial Results

Our third quarter results were highlighted by continued improvement in gross margins and increased earnings per share and cash provided by operations compared to the same period in 2007.

Net sales for the quarter ended September 30, 2008 decreased 6% compared to the third quarter of 2007 as our sales remain pressured by the unprecedented market and economic conditions impacting our industry.  Base business sales declined 8% as compared to the same period last year due to the continued drop-off in new pool and irrigation construction activity and unfavorable weather. This decrease was partially offset by sales from acquired businesses, primarily our March 2008 acquisition of National Pool Tile Group, Inc. (NPT).  We also realized a modest increase in maintenance, repair and replacement (MRR) product sales, although sales of certain MRR products have declined as more consumers choose to defer discretionary replacement and refurbish activity. Complementary product sales, which are heavily weighted towards new pool construction, decreased approximately 12% for the third quarter of 2008 compared to a 5% decrease in the same period in 2007.

Gross profit as a percentage of net sales (gross margin) improved to 28.7% in the third quarter of 2008 from 26.5% for the third quarter of 2007.  The increase in gross margin is primarily attributable to improved pricing management, a favorable shift in sales mix to products in the higher margin maintenance market, an increase in sales of higher margin Pool Corporation branded products and favorable comparison to the third quarter of 2007, which was more negatively impacted by competitive pricing trends than the current quarter.

Selling and administrative expenses (operating expenses) increased 3% compared to the third quarter of 2007 due to operating expenses related to acquired businesses.  Base business operating expenses decreased 1% quarter over quarter due primarily to the impact of cost control initiatives.

Operating income decreased $0.9 million in the third quarter of 2008 while operating income as a percentage of net sales (operating margin) was up slightly to 7.8% from 7.5% in the third quarter of 2007.  Interest expense decreased 28% during the quarter due to a lower weighted average effective interest rate and lower average debt levels compared to the third quarter of 2007.  Earnings per share for the third quarter of 2008 increased to $0.45 per diluted share on net income of $22.1 million, compared to $0.43 per diluted share on net income of $21.8 million in the same period in 2007.

Financial Position and Liquidity

Total net receivables decreased 11% to $178.9 million at September 30, 2008 from $200.5 million at September 30, 2007 due to the decrease in net sales, our tighter credit policies and focused collection efforts.  Our allowance for doubtful accounts balance was $10.6 million at September 30, 2008, an increase of $1.9 million over September 30, 2007, and includes $0.6 million related to the acquisition of NPT.  We increased the allowance for doubtful accounts in the third quarter of 2008 to reflect an increase in our total past due receivable balances year over year.  Days sales outstanding (DSO) increased between periods to 36.4 days at September 30, 2008 compared to 36.1 days at September 30, 2007.

Our inventory levels increased 9% to $345.9 million as of September 30, 2008 compared to $317.1 million as of September 30, 2007.  This increase reflects $17.9 million of acquired inventory, primarily related to NPT, and higher inventory levels attributable to the slowdown in sales and opportunistic buying in advance of vendor price increases.  Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.3 times as of September 30, 2008 compared to 3.9 times as of September 30, 2007.

Total debt outstanding decreased to $337.7 million at September 30, 2008 compared to $406.5 million at September 30, 2007.  This decrease reflects the deferral of our $28.0 million third quarter 2008 estimated federal tax payment, lower borrowings required to fund working capital and debt repayments funded by our strong seasonal cash collections.  Our current ratio increased to 2.1 as of September 30, 2008 compared to 2.0 as of September 30, 2007.

Current Trends

The continuing adverse economic trends that have carried over from 2007 have significantly impacted our industry.  These trends include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Some of the factors that help mitigate the impact of these trends on our business include the following:

•
the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with under 20% of our sales and gross profits tied to new pool or irrigation construction in 2008 (as our sales related to new construction activity have declined, the proportion of our net sales represented by MRR products has increased to over 80%);

•	we believe our service-oriented model helps us gain market share; and
•
we estimate that only a small percentage of pools are constructed along with new homes and we have a low market share with the largest pool builders who we believe are more heavily tied to new home construction.

Despite these mitigating factors, these negative trends have significantly impacted a number of our key markets, including Florida, Arizona and parts of California. We believe these trends, along with unfavorable weather conditions, resulted in a decrease in new pool construction of approximately 50,000 units, or 25%, in 2007.  This followed a decrease of approximately 10,000 units, or 5%, in 2006, representing the first back to back decrease in recent industry history.  In 2008, we estimate that new pool construction will drop an additional 50,000 units, or approximately 35%.   Since these trends worsened throughout 2007 and 2008, they had a more pronounced impact on our results in the first nine months of 2008 compared to the same period in 2007.  A further worsening of these trends may have an even greater impact on new pool construction and consumer spending on outdoor living spaces, which could negatively impact our sales and earnings.

Outlook

We remain focused on our 2008 objectives which include:

•	continuing to execute on our business strategies that we believe will provide long-term value to our customers, suppliers and shareholders; and
•	exploiting business improvement opportunities available to us while maintaining tight control over our expenses.

Based on our results for the first nine months and the current external environment, we have updated our full year 2008 guidance based on our projection that fourth quarter earnings per diluted share is expected to be similar to the fourth quarter of 2007.  We believe that our fourth quarter sales will be pressured by the following:

•	continued softness in new pool and irrigation construction;
•	some deferral of discretionary replacement and refurbish activity; and
•	tighter credit management practices, resulting in fewer sales to lower margin customers than in prior years.

While we expect that gross margins will benefit further from commodity cost driven price increases by vendors that we plan to pass through the supply chain, this impact could be partially offset by an even tougher competitive pricing environment.

Looking ahead to 2009, we believe that the ongoing housing market and general economic downturns will continue to pressure new pool and irrigation construction activity.  However, we expect a relatively stable maintenance market based on the increased installed based of swimming pools.  We anticipate higher than normal inflationary product cost increases that we expect to pass through the supply chain.  Given the ongoing difficult external environment, we will continue to focus on striking an appropriate balance on the extension of credit and maintaining a prudent cost structure.  Excluding any acquisition activity, we do not expect to increase the number of sales centers in 2009.

We expect to generate sufficient cash flow and have adequate access to capital to both fund our business objectives and provide a direct return to our shareholders in the form of dividend payments.

The forward-looking statements in this outlook section are subject to significant risks and uncertainties, including changes in the economy and the housing market, sensitivity of our business to weather conditions, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, and other risks detailed in Part II - Item 1A “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

RESULTS OF OPERATIONS

As of September 30, 2008, we conducted operations through 290 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	73.5	71.1	72.3
Gross profit	28.7	26.5	28.9	27.7
Selling and administrative expenses	20.9	19.0	20.3	18.7
Operating income	7.8	7.5	8.6	9.0
Interest expense, net	0.9	1.2	1.0	1.0
Income before income taxes and equity earnings	6.9%	6.3%	7.6%	8.0%

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008, 2007 and 2006.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Net sales	$467,878	$509,766	$25,652	$17,668	$493,530	$527,434

Gross profit	133,771	135,580	8,029	4,223	141,800	139,803
Gross margin	28.6%	26.6%	31.3%	23.9%	28.7%	26.5%

Selling and administrative expenses	95,024	96,056	8,159	4,242	103,183	100,298
Expenses as a % of net sales	20.3%	18.8%	31.8%	24.0%	20.9%	19.0%

Operating income (loss)	38,747	39,524	(130)	(19)	38,617	39,505
Operating margin	8.3%	7.8%	(0.5)%	(0.1)%	7.8%	7.5%

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of September 30, 2008):

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

Since we divested our pool liner manufacturing operation in France in April 2008, we have excluded these operations from base business for the comparative three month period ended September 30, 2007.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
National Pool Tile (NPT)	March 2008	9	July – September 2008
Canswim Pools	March 2008	1	July – September 2008

The number of sales centers did not change during the quarter ended September 30, 2008.

Net Sales

	Three Months Ended September 30,
(in millions)	2008	2007	Change
Net sales	$493.5	$527.4	$(33.9)	(6)%

Consistent with our second quarter results, the decrease in net sales is primarily due to the impacts of the ongoing difficult external environment.  Total base business sales decreased 8% compared to the third quarter of 2007, including a 7% decline on the swimming pool side of the business and 16% on the irrigation side of the business.  This impact remains more concentrated in our larger markets with total base business sales down 13% in California, 8% in Florida and 17% in Arizona.  Complementary product sales continue to be negatively impacted by the reduced new pool construction activity and decreased approximately 12% compared to the third quarter of 2007.

The overall decrease in net sales was partially offset by increases due to the following:

•	approximately $13.3 million in sales related to our March 2008 acquisitions, including approximately $12.2 million related to NPT;
•	moderate sales growth for MRR products, including a 7% increase in chemical sales;
•	estimated average price increases of 1% to 3% that we passed through the supply chain; and
•	higher freight out income of $1.1 million due primarily to the implementation of fuel surcharges.

Our sales growth for MRR products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, which we believe have resulted in market share gains;
•	higher sales of non-discretionary products due to the increased installed base of swimming pools, which we estimate to have grown approximately 2% to 3% in 2007; and
•	price increases (as mentioned above).

Gross Profit

	Three Months Ended September 30,
(in millions)	2008	2007	Change
Gross profit	$141.8	$139.8	$2.0	1%
Gross margin	28.7%	26.5%

The increase in gross margin is primarily attributable to our focus on pricing discipline at the sales center level.  Other favorable impacts compared to the third quarter of 2007 included the following (listed in order of estimated magnitude):

•	a shift in sales mix to products in the higher margin maintenance market;
•	higher estimated vendor incentives earned as a percentage of sales due primarily to a shift in purchasing mix;
•	greater margin contribution from our acquisition of NPT;
•	a favorable comparison to the third quarter of 2007, which was more negatively impacted by competitive pricing due to other distributors selling off excess inventories; and
•	increased sales of Pool Corporation branded products.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2008	2007	Change
Operating expenses	$103.2	$100.3	$2.9	3%
Operating expenses as a percentage of net sales	20.9%	19.0%

The increase in operating expenses is due to the impact of our acquired sales centers, which had approximately $4.3 million in operating expenses during the third quarter.  This increase was partially offset by a 1% decrease in base business operating expenses due to reduced headcount and targeted variable expense reductions.  As of September 30, 2008, total headcount (excluding acquisitions) decreased 7% year over year while overtime and temporary labor costs declined $1.2 million compared to the third quarter of 2007.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 28% between periods as a result of our lower weighted average effective interest rate for the period and lower debt levels.  The weighted average effective interest rate decreased to 4.7% in the third quarter of 2008 from 6.1% in the same period in 2007. Average debt outstanding was 6% lower in the third quarter of 2008.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings.  Our effective income tax rate was 40.19% for the three months ended September 30, 2008 and 38.61% for the three months ended September 30, 2007.  The increase in the effective income tax rate reflects a change in estimated annual losses from certain foreign operations.

Net Income and Earnings Per Share

Net income increased 1% to $22.1 million in the third quarter of 2008, while earnings per share increased to $0.45 per diluted share compared to $0.43 for the third quarter of 2007.  Our first quarter acquisitions had a dilutive impact of approximately $0.01 per diluted share in the third quarter of 2008.  In both periods, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our 2007 share repurchase activities.  This included an accretive impact of approximately $0.02 for the third quarter of 2008 and $0.01 for the third quarter of 2007.

Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2008	2007	2008	2007	2008	2007
Net sales	$1,456,763	$1,584,377	$67,954	$43,235	$1,524,717	$1,627,612

Gross profit	418,414	440,338	21,492	10,872	439,906	451,210
Gross margin	28.7%	27.8%	31.6%	25.1%	28.9%	27.7%

Selling and administrative expenses	289,165	294,146	19,937	10,494	309,102	304,640
Expenses as a % of net sales	19.8%	18.6%	29.3%	24.3%	20.3%	18.7%

Operating income	129,249	146,192	1,555	378	130,804	146,570
Operating margin	8.9%	9.2%	2.3%	0.9%	8.6%	9.0%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 10 under the heading “Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007”.

In addition to the 20 sales centers excluded from base business as of September 30, 2008, there were 2 new market sales centers excluded from January to May 2008 before they became base business sales centers in June 2008.  Since we divested our pool liner manufacturing operation in France in April 2008, we have also excluded these operations from base business for the comparative six month period ended September 30, 2007.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
National Pool Tile (NPT) (1)	March 2008	9	March – September 2008
Canswim Pools	March 2008	1	March – September 2008
Tor-Lyn, Limited	February 2007	1	February – April 2007 and January – April 2008

The table below summarizes the changes in our sales centers during the first nine months of 2008:

December 31, 2007	281
Acquired, net of consolidations (1)	10
New locations	1
Consolidated	(1)
Closed	(1)
September 30, 2008	290

(1)	We acquired 15 NPT sales centers and have consolidated 6 of these with existing sales centers as of September 30, 2008, including 4 in March 2008 and 2 in the second quarter of 2008.

Net Sales

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Net sales	$1,524.7	$1,627.6	$(102.9)	(6)%

The new pool and irrigation construction markets are facing unprecedented conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  As a result, our 2008 sales have been negatively impacted with a more pronounced effect on our irrigation business and complementary product sales.

Base business sales decreased 8% due primarily to soft demand for new pool and irrigation construction products.  This impact remains more concentrated in markets that had the greatest run-up in real estate values between 2000 and 2006, which includes a number of our larger markets in Florida, Arizona and parts of California.  Complementary product sales were negatively impacted by the decline in new pool construction and decreased 13% compared to the first nine months of 2007.  Overall, weather conditions have been unfavorable compared to the same period in 2007.

The overall decrease in net sales was partially offset by increases due to the following:

•	approximately $38.8 million in sales related to our first quarter 2008 acquisitions;
•	moderate sales growth for MRR products (see discussion at page 11 under the subheading “Net Sales”), including a 5% increase in chemical sales;
•	estimated average price increases of 1% to 3% that we passed through the supply chain;
•	4% sales growth for our European operations; and
•	higher freight out income of $2.0 million due to the implementation of fuel surcharges, which offset the increase in outbound freight costs.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Gross profit	$439.9	$451.2	$(11.3)	(3)%
Gross margin	28.9%	27.7%

Despite the tough competitive pricing environment, gross margin increased 120 basis points compared to the first nine months of 2007.  The factors contributing to this improvement are consistent with those attributable to the comparative gross margin improvement for the third quarter as discussed on page 11 under the subheading “Gross Profit”.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2008	2007	Change
Operating expenses	$309.1	$304.6	$4.5	1%
Operating expenses as a percentage of net sales	20.3%	18.7%

The increase in operating expenses is due to approximately $9.9 million of operating expenses related to our first quarter 2008 acquisitions.  Base business operating expenses decreased 2% compared to the first nine months of 2007, as the impact of cost control initiatives offset increased building rental expenses of $2.3 million (primarily for sales centers opened or expanded during 2007), higher product delivery costs and inflationary increases in wages and other costs.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Our cost control initiatives include tighter management of discretionary costs, the consolidation or closing of seven sales centers since November 2007 and selective personnel reductions over the past year.  Despite the 7% reduction in headcount year over year (excluding acquisitions), we still reduced overtime and temporary labor costs by $3.4 million.  Compared to the first nine months of 2007, employee insurance costs also decreased $2.8 million due primarily to lower claims expense and incentive expenses declined $1.8 million.

Interest Expense

Interest expense decreased 12% between periods as the impact of a decrease in our weighted average effective interest rate for the period more than offset our higher average debt outstanding balance.  Average debt outstanding was 7% higher in the first nine months of 2008, reflecting our increased borrowings during the first half of 2008 that funded our March 2008 acquisitions.  The weighted average effective interest rate decreased to 4.7% in the first nine months of 2008 from 6.0% in the same period in 2007.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings.  Our effective income tax rate was 39.10% at September 30, 2008 and 38.61% at September 30, 2007.

Net Income and Earnings Per Share

Net income decreased 11% to $71.8 million in the first nine months of 2008 compared to the first nine months of 2007.  Earnings per share for the first nine months of 2008 decreased to $1.47 per diluted share compared to $1.58 in the first nine months of 2007.  The accretive impact of our first quarter acquisitions was approximately $0.01 per diluted share for the first nine months of 2008.  In both periods, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our 2007 share repurchase activities.  This included an accretive impact of approximately $0.06 for the nine months ended September 30, 2008 and $0.02 for the same period in 2007.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2008, the four quarters of 2007 and the fourth quarter of 2006.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2008			2007				2006
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$493,530	$692,972	$338,215	$300,755	$527,434	$726,472	$373,706	$318,486
Gross profit	141,800	202,752	95,354	79,436	139,803	207,922	103,485	82,905
Operating income (loss)	38,617	89,990	2,197	(12,796)	39,505	98,433	8,632	(4,070)
Net income (loss)	22,060	52,875	(3,184)	(11,589)	21,835	57,794	1,354	(5,001)

Balance Sheet Data
Total receivables, net	$178,927	$278,654	$206,187	$141,117	$200,534	$301,265	$231,034	$154,937
Product inventories, net	345,944	385,258	476,758	379,663	317,110	388,364	413,161	332,069
Accounts payable	128,329	193,663	333,104	194,178	127,889	229,691	325,448	177,544
Total debt	337,742	441,992	396,110	350,852	406,465	425,599	358,522	265,443

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
(primarily in the northern half of the US)

In the third quarter of 2008, weather conditions were generally unfavorable compared to the same period last year.  While temperatures were warmer than normal on the west coast, temperatures were cooler than normal across much of the rest of the country in August and September and a number of severe tropical systems negatively impacted our sales in Texas, Florida and Louisiana.

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

Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures estimated at 0.5% to 0.75% of net sales;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board of Directors;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2008	2007
Operating activities	$76,535	$33,515
Investing activities	(36,725)	(11,419)
Financing activities	(28,761)	8,987

Cash flow provided by operations increased $43.0 million in the first nine months of 2008 compared to the same period in 2007.  This increase is due to the deferral of a $28.0 million third quarter 2008 estimated federal tax payment as allowed by the Internal Revenue Service for taxpayers affected by Hurricane Gustav and favorable impacts from changes in working capital balances that more than offset the reduction in net income. During the first nine months of 2008, the increase in cash used in investing activities reflects cash paid for our March 2008 acquisitions partially offset by a decrease in capital expenditures.  Cash used in financing activities in the first nine months of 2008 includes $10.9 million of net payments on debt.  In the first nine months of 2007, we used the majority of our net borrowings to fund share repurchase activities.

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

At September 30, 2008, there was $124.6 million outstanding and $113.9 million available for borrowing under the Revolver. The weighted average effective interest rate on the Revolver was approximately 4.3% for the nine months ended September 30, 2008.

At September 30, 2008, there was $54.8 million outstanding under the Term Loan of which $5.3 million is classified as current. In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates. The swap agreement converts our variable rate Term Loan to a fixed-rate basis until the swap’s termination on December 31, 2008.  The weighted average effective interest rate of the Term Loan was approximately 5.7% for the nine months ended September 30, 2008.  In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  This swap will be in effect as of December 31, 2008 when the original swap agreement terminates and will terminate when the Term Loan matures on December 20, 2010.

In May 2008, we renewed our accounts receivable securitization facility (the Receivables Facility) for one year through May 2009.  As of September 2008, the Receivables Facility provides a borrowing capacity of up to $95.0 million.

The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We continue to employ this arrangement because it provides us with a lower cost form of financing. At September 30, 2008, there was $58.4 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.7%.

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

As of September 30, 2008, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2007 Form 10-K.

Our Board increased the authorization for the repurchase of shares of our common stock in the open market during 2007, including an increase to $100.0 million in August 2007.  As of October 24, 2008, $53.0 million of the authorized amount remained available. We may continue to repurchase shares on the open market from time to time, depending on market conditions. We may use cash flows from operations to fund these purchases, or we may incur additional debt.

We believe we have adequate availability of capital to fund present operations and the current capacity to finance any working capital needs that may arise. We continually evaluate potential acquisitions and hold discussions with acquisition candidates. If suitable acquisition opportunities arise that would require financing, we believe that we have the capacity to finance any such transactions. Additionally, we may issue common or preferred stock to raise funds.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2008, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future results, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  This includes statements under the heading “Overview – Outlook” in Part 1, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Form 10-Q.  Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

The demand for our swimming pool and related outdoor lifestyle products has been and may continue to be adversely affected by unfavorable economic conditions.

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for more than 80% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends in 2007 and 2008.  A weakening economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

We have experienced substantial sales growth through acquisitions and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of fiscal 2003, we have opened 40 new sales centers and have completed 13 acquisitions. These acquisitions have added 74 sales centers, net of sales center closings and consolidations, and 3 centralized shipping locations to our distribution networks. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2008:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
July 1-31, 2008	—	$—	—	$54,968,410
August 1-31, 2008	—	$—	—	$54,968,410
September 1-30, 2008	88,260	$22.45	88,260	$52,987,067
Total	88,260	$22.45	88,260

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the third quarter of 2008.

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

(3)	As of October 24, 2008, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 27.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2008.

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