Form 10-K
period 2008-12-31
POOL CORP
filed 2009-03-02
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒    NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2008 was $819,774,338.

As of February 20, 2009, the Registrant had 48,281,726 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 27, 2009 for the
Annual Meeting to be held on May 5, 2009, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

TABLE OF CONTENTS

PART I.

Item 1.  Business

General

Based on industry data, Pool Corporation (the Company, which may be referred to as POOL, we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products. The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products and offering a range of services to our customer base on conditions that are more favorable than these customers could obtain on their own.

As of December 31, 2008 we operated 288 sales centers in North America and Europe.

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

We believe the long-term prospects of our industry are positively impacted by favorable demographic and socioeconomic trends.  This includes the expected continued long-term growth in housing units in warmer markets due to the population migration towards the south and the need to maintain the growing installed base of pools. The industry has also been positively impacted by the trend for increased homeowner spending on outdoor living spaces for relaxation and entertainment. Additionally, consumers frequently bundle the purchase of a pool with other products as part of a complete backyard makeover. New irrigation systems and landscaping are often key components to completing a swimming pool installation or remodel. The irrigation and landscape market has many characteristics in common with the pool industry, and we believe that it benefits from the same favorable demographic and socioeconomic trends and will realize long-term growth rates similar to the pool industry.

The majority of consumer spending in our industry is derived from the non-discretionary maintenance of existing swimming pools, including the maintenance and repair of the equipment for those pools. We believe that the recurring nature of the maintenance and repair market has helped maintain a relatively consistent rate of industry growth historically, and has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impact pool construction activities.  The table below reflects growth in the domestic installed base of in-ground and above-ground swimming pools over the past 10 years (based on Company estimates and information from 2007 P.K. Data, Inc. reports):

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

General economic conditions (as commonly measured by Gross Domestic Product or GDP), the availability of consumer credit and certain trends in the housing market affect our industry, particularly new pool and irrigation system starts.  Positive GDP trends may have a favorable impact on industry starts, while negative trends may be unfavorable for industry starts. We believe there is a direct correlation between industry starts and the rate of housing turnover and home appreciation over time, with higher rates of home turnover and appreciation having a positive impact on starts over time.  We also believe that homeowners’ access to consumer credit, particularly as facilitated by mortgage-backed financing markets, is a critical enabling factor in the purchase of new swimming pools and irrigation systems.

In 2008, the continuing adverse economic trends that carried over and intensified from 2007 negatively impacted our industry and our performance.  These trends were more severe in some of the largest pool markets including California, Florida and Arizona.  Specific issues included a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Our expectation is that these trends will continue in 2009, but over the long-term the industry will return to an annual growth rate of approximately 2% to 6% when the overall economy rebounds and the real estate and credit markets revert to normal.

Our industry is seasonal and weather is one of the principal external factors that affect our business. Peak industry activity occurs during the warmest months of the year, typically April through September.  Unseasonable warming or cooling trends can delay or accelerate the start or end of the pool and landscape season, impacting our maintenance and repair sales. These impacts at the shoulders of the season are generally more pronounced in northern markets.  Weather also impacts our sales of construction and installation products to the extent above average precipitation, late spring thaws in northern markets and other extreme weather conditions delay, interrupt or cancel current or planned construction and installation activities.

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

We promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, marketing campaigns and business development training. As a customer service, we also provide certain retail store customers assistance with everything from site selection to store layout and design to business management system implementation.  These benefits and other exclusive services are offered through our retail brand licensing program called The Backyard Place, which is one of our key growth initiatives.  In return for these services, customers make commitments to meet minimum purchase levels, stock a minimum of nine specific product categories and operate within The Backyard Place guidelines (including weekend hour requirements).  Since we launched The Backyard Place program in 2006, we have signed agreements with more than 100 retail store customers and have realized over a 20% growth in our sales to these customers.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations such as product sourcing, procurement and logistics initiatives, adoption of enhanced business practices and improved working capital management.  We have increased our product breadth (as described in the “Customers and Products” section below) and expanded our sales center networks through acquisitions (which have been an important source of sales growth), new sales center openings and expansions of existing sales centers. Since 2004, we have opened 31 new sales centers (net of subsequent closings and consolidations of new sales centers) and successfully completed 9 acquisitions consisting of 69 sales centers (net of sales center closings and consolidations within one year of acquisition).  Given the current challenging external environment, we opened only one new sales center location in 2008 and do not expect to open any additional sales centers in 2009.  However, we plan to take advantage of opportunities to further expand our domestic irrigation and international swimming pool distribution networks via acquisitions and new openings.  We also plan to selectively expand our domestic swimming pool distribution networks and continue to grow our complementary product offerings.

Based upon industry data, we believe the industry grew at a 2% to 6% annual rate for the period between 2000 and 2005 but declined between 2006 and 2008.  Historically, our sales growth has exceeded the industry’s growth rates and allowed us to increase market share. We expect our sales growth to be higher than the industry average due to increases in market share and expansion of our product offerings.

We estimate that pricing inflation has averaged 1-3% annually in our industry over the past 10 years.  However, we anticipate mid to high single digit inflationary increases in product costs in 2009.  We intend to pass these price increases through the supply chain and we expect a favorable impact to gross margin in 2009 based on our volume of inventory purchases ahead of vendor price increases in the second half of 2008.

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

The majority of these customers are small, family owned businesses with relatively limited capital resources.  The current economic environment has had the greatest impact on swimming pool remodelers and builders and landscape construction companies.  We have seen a modest contraction in our customer base in these segments over the last two years.

We conduct our operations through 288 sales centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 55% of our net sales in 2008. We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise. Our local sales personnel work from the sales centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 100,000 national brand and Pool Corporation private label products. We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and complementary products is the most comprehensive in the industry. The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;
•	repair and replacement parts for cleaners, filters, heaters, pumps and lights;
•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;
•	pool equipment and components for new pool construction and the remodeling of existing pools;
•	irrigation and landscape products, including professional lawn care equipment; and
•	complementary products, which consists of a number of product categories and includes:
–	building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and pool surface and decking materials; and
–	other discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as pool toys and games, spas and grills.

We track and monitor the majority of our sales by various product lines and product categories, primarily for consideration in various incentive plan programs and to provide support for sales and marketing efforts. We currently have over 300 product lines and over 40 product categories.  Based on our 2008 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 14% in 2008, 12% in 2007 and 11% in 2006.  This growth has been due to both increases in our market share and a shift in product mix resulting from the decline in construction related products.  No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

Our maintenance, repair and replacement products are categorized into maintenance and minor repair (non-discretionary) and major repair and refurbishment (partially discretionary) product groupings.  Since maintenance and repair products are primarily non-discretionary in nature, these items must be purchased by end users to maintain existing swimming pools and landscaped areas. In 2008, approximately 60% of our sales and gross profits were derived from the sale of maintenance and repair products used to maintain and repair these existing features and approximately 40% were derived from the replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of pools and landscaping.  This reflects a shift toward more sales of maintenance and repair products due to the significant declines in new pool construction over the past three years.  Historically, just over 50% of our total sales and gross profits were related to maintenance and repair products.

Including sales related to our March 2008 acquisition of National Pool Tile Group, Inc. (NPT), our complementary product sales accounted for approximately 11% of our total net sales in 2008 at comparable margins to our traditional product offerings. While complementary product sales excluding NPT decreased 15% in 2008 due primarily to the downturn in new pool and irrigation construction, complementary product sales have been an important factor in our base business sales growth and increased from approximately $3.0 million in 1999 to over $156.0 million in 2008.  With our acquisition of NPT in March 2008, our focus in 2009 will be expanding the number of sales center locations that offer NPT’s pool tile and composite pool finish products.

We continue to identify other product categories that could become part of our complementary product offerings in the future. We typically introduce two to three categories each year in certain markets. We then evaluate the performance of these test categories and focus on those which we believe exhibit long-term growth potential. We intend to continue to expand our complementary products initiative by increasing the number of locations which offer complementary products, increasing the number of complementary products offered at certain locations and continuing a modest broadening of the product offerings on a company-wide basis.

In 2009, we will change how we track complementary product sales.  Some landscape products including power lawn equipment will now be tracked as complementary products, while other products previously captured as complementary that are part of the cost of building or remodeling a pool will now be tracked as pool product sales, including products such as plaster, cement, tile, coping, etc.  As such, we will not report complementary product sales amounts in the future that are comparable with the amounts discussed above.

Operating Strategy

We operate three distribution networks: the SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon network. The SCP network consists of 167 sales centers, including 12 sales centers in Europe, the Superior network consists of 60 sales centers and the Horizon network consists of 61 sales centers.

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

We evaluate our sales centers based upon their performance relative to predetermined standards that include both financial and operational measures. Our corporate support groups provide our field operations with various services including customer and vendor related programs, information systems support and expert resources to help them achieve their goals. We believe our incentive programs and feedback tools, along with the competitive nature of our internal networks, stimulate and enhance employee performance.

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

In addition, we operate seven centralized shipping locations and six stand-alone construction materials centers that redistribute products we purchase in bulk quantities to our sales centers or directly to customers.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards. Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 15%, 10% and 9%, respectively, of the cost of products we sold in 2008.

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

Some geographic markets we serve, particularly our four largest, higher density markets in California, Florida, Texas and Arizona, are more competitive than others. Barriers to entry in our industry are relatively low. We compete with other distributors for rights to distribute brand-name products. If we lose or are unable to obtain these rights, we might be materially and adversely affected. We believe that the size of our operations allows us to compete favorably for such distribution rights.

We believe that the principal competitive factors in swimming pool and landscape supply distribution are:

•	the breadth and availability of products offered;
•	the quality and level of customer service;
•	the breadth and depth of sales and marketing programs;
•	consistency and stability of business relationships with customers;
•	competitive product pricing; and
•	access to commercial credit to finance business working capital.

We believe that we generally compete favorably with respect to each of these factors.

Seasonality and Weather

For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and international, federal, state and local environmental and health and safety requirements, including regulation by the Environmental Protection Agency, the Consumer Product Safety Commission, the Department of Transportation, the Occupational Safety and Health Administration, the National Fire Protection Agency and the International Maritime Organization. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. We store certain types of chemicals and/or fertilizers at each of our sales centers and the storage of these items is strictly regulated by local fire codes. In addition, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws are primarily related to labeling, annual registration and licensing.

Employees

We employed approximately 3,400 people at December 31, 2008. Given the seasonal nature of our business, our peak employment period is the summer, when we add approximately 500 more employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$1,626,869	$1,774,771	$1,779,085
International	156,814	153,596	130,677
	$1,783,683	$1,928,367	$1,909,762

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2008	2007	2006
United States	$28,931	$30,505	$29,825
International	4,117	3,718	3,808
	$33,048	$34,223	$33,633

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

We believe that homeowners’ access to consumer credit, particularly as facilitated by mortgage-backed financing markets, is a critical enabling factor in the purchase of new pool and irrigation systems.  The recent unfavorable economic conditions and downturn in the housing market have resulted in significant tightening of credit markets, which has limited the ability of consumers to access financing for new swimming pool and irrigation systems.  If these trends continue or worsen, many consumers will likely not be able to obtain financing for pool and irrigation projects, which could negatively impact our sales of construction related products.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 15%, 10% and 9%, respectively, of the costs of products we sold in 2008. A decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to other distributors, retail customers or end user consumers could also adversely affect our business. We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool or landscape supply retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our four largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 55% of our net sales in 2008, also tend to be more competitive than others.

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

We have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. During the past five fiscal years, we have opened 31 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 9 acquisitions. These acquisitions have added 69 sales centers, net of sales center closings and consolidations within one year of acquisition, and three centralized shipping locations to our distribution networks. In 2007 and 2008, we also closed 6 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

We also promote the growth of our customers’ businesses through comprehensive support programs that offer promotional tools and marketing support to help generate increased sales for our customers. Our programs include such features as personalized websites, brochures, marketing campaigns and business development training. We also provide certain retail store customers with assistance in site selection, store layout and design and business management system implementation. Our inability to sufficiently develop effective advertising, marketing and promotional programs to succeed in a weakened economic environment and an increasingly competitive marketplace, in which we (and our entire supply chain) also compete with other luxury product alternatives, could have a material adverse effect on our business.

Our business is highly seasonal.

In 2008, approximately 67% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the POOL corporate offices, which consist of approximately 50,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales center facilities in Florida and one in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2008, we had seven leases that expire between 2018 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2008:

Network	12/31/07	New Locations	Consolidated & Closed Locations (1)	Acquired Locations (2)	Converted Locations (3)	12/31/08

SCP	137	-	-	8	1	146
SPP	62	-	(2)	1	(1)	60
Horizon	62	-	(1)	-	-	61
Total Domestic	261	-	(3)	9	-	267

SCP International	20	1	(1)	1 (4)	-	21

Total	281	1	(4)	10	-	288

(1)
Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations. During 2008, we consolidated two sales centers and closed two sales centers.

(2)
We added 15 sales centers through our acquisition of National Pool Tile Group, Inc. (NPT) in March 2008.  We consolidated six of these locations with existing sales centers, including four in March 2008 and two in the second quarter of 2008.  We plan to consolidate one additional NPT sales center with an existing SPP sales center in 2009.  The remaining eight NPT sales centers are grouped as part of our SCP distribution network.

(3)	In 2008, we converted one existing sales center in California from our SPP network to our SCP network.
(4)
We made two international acquisitions during 2008.  Our acquisition of Canswim Pools in March 2008 added one sales center in Ontario, Canada.  We also acquired Proplas Plasticos, S.L. in November 2008 and consolidated this business with our existing sales center operations in Madrid, Spain.

The table below identifies the number of sales centers in each state or country by distribution network as of December 31, 2008:

Location	SCP	Superior	Horizon	Total
United States
California	24	16	20	60
Florida	30	8	-	38
Texas	16	4	13	33
Arizona	6	4	10	20
Georgia	7	2	1	10
Tennessee	4	3	-	7
Washington	1	-	6	7
Alabama	4	2	-	6
Nevada	2	1	3	6
New York	6	-	-	6
Louisiana	5	-	-	5
New Jersey	3	2	-	5
Ohio	2	3	-	5
Pennsylvania	4	1	-	5
Colorado	1	1	2	4
Illinois	3	1	-	4
Indiana	2	2	-	4
Missouri	3	1	-	4
North Carolina	3	1	-	4
Michigan	2	1	-	3
Oklahoma	2	1	-	3
Oregon	-	-	3	3
South Carolina	2	1	-	3
Virginia	2	1	-	3
Arkansas	2	-	-	2
Idaho	-	-	2	2
Kansas	1	1	-	2
Massachusetts	2	-	-	2
Minnesota	1	1	-	2
Connecticut	1	-	-	1
Iowa	1	-	-	1
Kentucky	-	1	-	1
Maryland	1	-	-	1
Mississippi	1	-	-	1
Nebraska	1	-	-	1
New Mexico	1	-	-	1
Utah	-	-	1	1
Wisconsin	-	1	-	1
Total United States	146	60	61	267

International
Canada	8	-	-	8
France	5	-	-	5
Portugal	3	-	-	3
United Kingdom	2	-	-	2
Italy	1	-	-	1
Spain	1	-	-	1
Mexico	1	-	-	1
Total International	21	-	-	21

Total	167	60	61	288

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters.  While the outcome of any litigation is inherently unpredictable, we do not believe, based on currently available facts, that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our stockholders during the quarter ended December 31, 2008.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL”. On February 25, 2009, there were approximately 13,172 beneficial holders of our common stock. The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

			Dividends
	High	Low	Declared
Fiscal 2008
First Quarter	$24.64	$17.99	$0.12
Second Quarter	22.43	17.76	0.13
Third Quarter	25.87	16.65	0.13
Fourth Quarter	23.39	13.36	0.13

Fiscal 2007
First Quarter	$40.73	$33.77	$0.105
Second Quarter	42.62	34.85	0.120
Third Quarter	39.09	24.08	0.120
Fourth Quarter	28.24	19.70	0.120

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount five times including in the fourth quarter of 2004 and annually in the second quarter of 2005 through 2008. Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of those funds.

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

The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ US Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2003 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
Pool Corporation	100	147.46	173.66	184.56	94.86	88.18
S&P MidCap 400 Index	100	116.48	131.11	144.64	156.18	99.59
NASDAQ US Index	100	108.41	110.79	122.16	134.29	79.25

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2008.

			Total number of shares	Maximum approximate
	Total number	Average price	purchased as part of	dollar value that may yet be
Period	of shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
October 1-31, 2008	-	$-	-	$52,987,067
November 1-30, 2008	165,764	$14.96	-	$52,987,067
December 1-31, 2008	110,981	$17.97	-	$52,987,067
Total	276,745	$16.17	-

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

(3)
In 2008, we purchased a total of approximately $2.0 million, or 88,260 shares, at an average price of $22.45 per share.  As of February 20, 2009, $53.0 million of the authorized amount remained available.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2008	2007	2006	2005(2)	2004(2)
Statement of Income Data
Net sales	$1,783,683	$1,928,367	$1,909,762	$1,552,659	$1,310,853
Net income	56,956	69,394	95,024	80,455	63,406
Earnings per share:
Basic	$1.19	$1.42	$1.83	$1.53	$1.20
Diluted	$1.18	$1.37	$1.74	$1.45	$1.13
Cash dividends declared
per common share	$0.51	$0.465	$0.405	$0.34	$0.20

Balance Sheet Data(3)
Working capital(4)	$294,552	$250,849	$227,631	$193,525	$128,189
Total assets	830,906	814,854	774,562	740,850	488,075
Total long-term debt,
including current portion	307,000	282,525	191,157	129,100	50,420
Stockholders' equity(5)	241,734	208,791	277,684	281,724	227,544
Other
Base business sales change(6)	(9)%	(1)%	10%	14%	10%
Number of sales centers	288	281	274	246	201

(1)
During the years 2004 to 2008, we successfully completed 9 acquisitions consisting of 69 sales centers. For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(2)
As adjusted to reflect the impact of share-based compensation expense related to the adoption of Statement of Financial Accounting Standards (SFAS) 123(R), Share-Based Payment, using the modified retrospective transition method.

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

(5)
The beginning stockholders’ equity balance in 2007 reflected a reduction to retained earnings of approximately $0.5 million related to the implementation of Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes, an interpretation of SFAS 109, Accounting for Income Taxes.

(6)
For a discussion regarding our calculation of base business sales, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2008 FINANCIAL OVERVIEW

Financial Results

In these challenging times, we have focused on business improvement opportunities, maintaining tight control over costs and strengthening our commitment to programs and initiatives that will provide long-term value to customers, suppliers and shareholders.  Our 2008 results demonstrate our progress towards achieving these objectives as evidenced by our gross margin expansion, our improved cost structure and increased cash provided by operations compared to 2007.

Net sales decreased 8% as our sales remained pressured by the unprecedented adverse market and economic conditions impacting our industry.  Base business sales declined 9% year over year due to soft demand for new pool and irrigation construction products and unfavorable weather.  This decrease was partially offset by sales from acquired businesses, primarily our March 2008 acquisition of National Pool Tile Group, Inc. (NPT).  We also realized a modest increase in maintenance, repair and replacement (MRR) product sales.  However, sales of certain MRR products have declined as more consumers choose to defer discretionary replacement and refurbish activity.  Complementary product sales, which are heavily weighted towards new pool construction, decreased approximately 15% compared to a 3% decrease in the same period in 2007.

For a discussion of our base business calculation, see the RESULTS OF OPERATIONS section below.

Gross profit as a percentage of net sales (gross margin) improved 140 basis points to 28.9% in 2008 from 27.5% in 2007.  The increase in 2008 gross margin is primarily attributable to improved pricing management, an increase in the sales of preferred vendor and Pool Corporation private label products and a favorable shift in product mix.

Selling and administrative expenses (operating expenses) for 2008 increased 1% compared to 2007 due to operating expenses related to acquired businesses.  Base business operating expenses decreased 3% year over year, due primarily to the impact from continued cost control initiatives and lower incentive compensation.

Operating income decreased 14% to $115.5 million in 2008 while operating income as a percentage of net sales (operating margin) was down slightly to 6.4% in 2008 compared to 6.9% in 2007.  Interest expense decreased $3.2 million, or 15%, due primarily to a lower weighted average effective interest rate compared to 2007.

Earnings per share for 2008 was $1.18 per diluted share on net income of $57.0 million, compared to $1.37 per diluted share on net income of $69.4 million in 2007.  Included in 2008 earnings per share is the adverse impact of a loss of $0.04 per diluted share from our equity interest investment in Latham Acquisition Corporation (LAC).  By comparison, this investment contributed income of $0.02 per diluted share in 2007.  Our first quarter 2008 acquisitions had a dilutive impact of $0.02 per diluted share in 2008.

Financial Position and Liquidity

Cash provided by operations increased $21.6 million to $93.3 million in 2008 due primarily to the favorable impact from the decrease in accounts receivable balances.  Our 2008 cash provided by operations reflects a negative impact of approximately $36.0 million related to the net purchase and payment of inventory purchased ahead of vendor price increases, which was largely offset by the benefit related to the deferral of our $30.0 million total third and fourth quarter 2008 estimated federal tax payments.  Cash provided by operations helped fund the following in 2008:

•	$35.5 million for acquisitions, including our acquisition of NPT in March 2008;
•	quarterly cash dividend payments to shareholders, which totaled $24.4 million for the year;
•	debt repayments of $23.1 million; and
•	capital expenditures of $7.0 million.

Total net receivables decreased 18% to $115.6 million at December 31, 2008 from $141.1 million at December 31, 2007 due to the lower sales, lower vendor receivables, an increase in the allowance for doubtful accounts and a shift toward more cash sales as a result of tighter credit terms.  Our allowance for doubtful accounts balance was $13.7 million at December 31, 2008, an increase of $3.8 million over December 31, 2007.  We increased the allowance for doubtful accounts in the second half of 2008 to reflect an increase in our total past due receivable balances year over year.  Days sales outstanding (DSO) remained steady at 36.3 days at December 31, 2008 and December 31, 2007.

Our inventory levels increased 7% to $405.9 million as of December 31, 2008 compared to $379.7 million as of December 31, 2007.  This increase reflects approximately $17.1 million of acquired inventory, primarily related to NPT, and higher inventory levels attributable to the slowdown in sales and opportunistic buying in advance of vendor price increases.  Our inventory turns, as calculated on a trailing twelve month basis, slowed to 3.1 times as of December 31, 2008 compared to 3.7 times as of December 31, 2007.

Total debt outstanding decreased to $327.8 million at December 31, 2008 compared to $350.9 million at December 31, 2007.  Our current ratio increased to 2.1 as of December 31, 2008 compared to 1.8 as of December 31, 2007.

Current Trends

Continuing adverse economic trends have significantly impacted our industry.  These trends include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Some of the factors that help mitigate the impact of these trends on our business include the following:

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

Despite these mitigating factors, these negative trends have significantly impacted a number of our key markets, including California, Florida and Arizona, with a modest and more recent adverse impact in Texas. We estimate that these trends resulted in the following decreases in new pool construction between 2005 and 2008:

	2008	2007	2006
Units	(60,000)	(50,000)	(10,000)
%	(40)%	(25)%	(5)%

We believe these decreases represent the first three year decline in new pool construction in our industry history.  Since these trends worsened throughout 2007 and 2008, they had a more pronounced impact on our results for the year ended 2008 compared to the same period in 2007.  Given the current economic conditions, we believe these trends could continue into 2009.  This may result in an even greater impact on new pool construction and consumer spending on outdoor living spaces, which could negatively impact our sales and earnings.

OUTLOOK

Building on the progress we have made, our 2009 objectives remain focused on strengthening our market leading positions, further improving our gross margin and expanding our cost improvement initiatives.  We will also focus on rebalancing our inventories following the opportunistic inventory purchases that we made in the second half of 2008.

We believe that the ongoing housing market and general economic downturns will continue to pressure new pool and irrigation construction activity.  However, we expect a relatively stable maintenance market based on the increased installed based of swimming pools.  Based on lower projected customer early buy purchases compared to the first quarter of 2008, we expect to see some shift of sales from the first quarter to the second quarter of 2009.

We anticipate mid to high single digit inflationary product cost increases that we expect to pass through the supply chain.  Given the ongoing difficult external environment, we will continue to focus on striking an appropriate balance on the extension of credit and maintaining a prudent cost structure.  We expect labor costs to decrease slightly compared to 2008 based on cost savings related to our recent headcount reductions and the fact that we have frozen salaries across the board in 2009.  Similar to 2008, we expect to realize equity losses from our investment in LAC in 2009 as their business faces sales pressures on their pool construction products.  Excluding any acquisition activity, we do not expect to increase the number of sales centers in 2009. Given the challenges in the external environment, we will not provide any earnings per share guidance until we gain more visibility for how our 2009 results are tracking.

We expect to generate sufficient cash flow and have adequate access to capital to both fund our business objectives and our other priorities for the use of cash.

The forward-looking statements in this outlook section are subject to significant risks and uncertainties, including changes in the economy and the housing market, the sensitivity of our business to weather conditions, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, and other risks detailed in Item 1A of this Form 10-K.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for an estimate of the losses we will incur if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we generally require payment from our customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers. The extended terms usually require payments in equal installments in April, May and June or May and June, depending on geographic location. Credit losses have generally been within or better than our expectations.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.2% of net sales annually.  In 2008, write-offs were 0.3% of net sales, reflecting a trend related to the negative impacts on some of our customer’s businesses due to the difficult external environment.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2008, pretax income would change by approximately $2.7 million and earnings per share would change by approximately $0.03 per diluted share based on the number of diluted shares outstanding at December 31, 2008.

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

Class 0	new products with less than 12 months usage

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the sales center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past 12 months at the local sales center level, excluding special order products not yet delivered to the customer

Null class	non-stock special order items

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

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences or regulatory requirements;
•	seasonal fluctuations in inventory levels;
•	geographic location; and
•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2008, pretax income would change by approximately $1.7 million and earnings per share would change by approximately $0.02 per diluted share based on the number of diluted shares outstanding at December 31, 2008.

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

Throughout the year, we estimate the amount of the incentive earned based on our estimate of cumulative purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for cumulative purchases and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions. Changes in our purchasing mix also impact our incentive estimates, as incentive rates can vary depending on our volume of purchases from specific vendors. We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods.

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

As of December 31, 2008, and in accordance with the provisions of Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 109, Accounting for Income Taxes, United States taxes were not provided on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

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

We have operations in 38 states and 7 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are subject to regular audits by federal, state and foreign tax authorities. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. These adjustments may include differences between the estimated deferred tax liability that we have recorded for equity earnings in unconsolidated investments and the actual taxes paid upon the return of undistributed equity earnings through a manner other than a capital transaction. As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

Incentive Compensation Accrual

We have an incentive compensation structure designed to attract, motivate and retain employees. Our incentive compensation packages include bonus plans that are specific to each group of eligible participants and their levels and areas of responsibility. The majority of our bonus plans have annual cash payments that are based primarily on objective performance criteria, with a component based on management’s discretion. We calculate bonuses as a percentage of salaries based on the achievement of certain key measurable financial and operational results, including budgeted operating income and diluted earnings per share. We generally make bonus payments at the end of February following the most recently completed fiscal year.

Management sets the objectives for our bonus plans at the beginning of the bonus plan year using both historical information and forecasted results of operations for the current plan year. The Compensation Committee of our Board approves these objectives for certain bonus plans. We record an incentive compensation accrual at the end of each month using management’s estimate of the total overall incentives earned based on the amount of progress achieved towards the stated bonus plan objectives. During the third and fourth quarters and as of our fiscal year end, we adjust our estimated incentive compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific objectives and management’s estimates related to the discretionary components of the bonus plans. Our estimated quarterly incentive compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts due to the following:

•	the discretionary components of the bonus plans;
•	the timing of the approval and payment of the annual bonuses; and
•	our projections related to achievement of multiple year performance objectives for our Strategic Plan Incentive Program.

Impairment of Goodwill and Equity Method Investments

Goodwill

Our largest intangible asset is goodwill. At December 31, 2008, our goodwill balance was $169.6 million, representing 20% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We account for goodwill under the provisions of SFAS 142, Goodwill and Other Intangible Assets. Under these rules, we test goodwill for impairment annually or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment. If the estimated fair value of any of our reporting units has fallen below their carrying value, we compare the estimated fair value of the reporting units’ goodwill to its carrying value. If the carrying value of a reporting units’ goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.  Since our operating segment is defined as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.

We estimate the fair value of our reporting units by utilizing fair value models, which require us to make several assumptions about projected future cash flows, discount rates and multiples.  In order to determine the reasonableness of the assumptions included in our fair value calculations, we compare the total estimated fair value for all aggregated reporting units to our market capitalization on the date of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on a detailed evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.  If our assumptions or estimates change, we could incur impairment charges in future periods which would decrease operating income and result in lower asset values on our balance sheet.  For example, a change in the estimated discount rate of 1% could have resulted in the fair value of our United Kingdom reporting unit falling below its carrying value.  Our United Kingdom reporting unit had a goodwill balance of $7.1 million at December 31, 2008.  We have 198 other reporting units with goodwill balances.  For these reporting units, the highest goodwill balance is $5.7 million and the average goodwill balance is $0.8 million.

In October 2008, we performed our annual goodwill impairment test.  As a result of this test, we determined that the goodwill attributed to one of our Ohio sales centers was impaired.  Based on the current and projected economic conditions in this market and fixed cost obligations related to an unfavorable long-term lease for this sales center facility, we determined that the estimated fair value for this reporting unit was less than its carrying value.  As a result, we performed additional impairment testing to determine the implied fair value of this reporting unit’s goodwill.  Since the implied fair value of goodwill was less than the carrying value, we wrote-off the $0.4 million goodwill balance related to this reporting unit.  This impairment expense is recorded in selling and administrative expenses on the Consolidated Statements of Income.  Based on our annual goodwill impairment test, we determined that the goodwill attributed to our other reporting units is not impaired.

Equity Method Investments

We have two equity method investments, consisting of our 38% investment in Latham Acquisition Corporation (LAC) and our 50% investment in Northpark Corporate Center.  We account for these investments in accordance with Accounting Principles Board (APB) Opinion 18, The Equity Method of Accounting for Investments in Common Stock.  The carrying value of our investments at December 31, 2008 was $31.2 million, including $30.1 million for LAC.

We evaluate our equity method investments for potential impairment indicators on an ongoing basis.  This evaluation requires the exercise of judgment based upon the specific facts and circumstances of each investment.  A series of actual operating losses or projected future losses of an investee or other factors may indicate a decrease in value of the investment.  If impairment indicators exist, we will evaluate whether the impairment is other-than-temporary.  Impairment is measured by comparing the investment carrying amount to the estimated fair value of the investment.

Based on the fact that LAC’s results have deteriorated due to the current external market conditions (including a net loss in 2008) and our expectations for a continued difficult environment in 2009, we considered other relevant facts and circumstances to determine whether there is an indicator of a decrease in the value of our investment as of December 31, 2008 and, if so, whether it reflects an other-than-temporary impairment.  In evaluating the value of our investment in LAC, we considered the following:

•	the current challenging industry environment, which had a negative impact on LAC’s 2008 results;
•
expectations for LAC’s near-term and long-term results based primarily on LAC’s market position and financial projections (including projections used by LAC in its annual impairment test, which determined that there was no impairment of its goodwill and other intangible balances as of December 31, 2008);

•	the anticipated timeframe for LAC’s return to profitability; and
•	LAC’s current financial condition, including its ability to meet working capital needs.

Using the criteria listed above, we determined that there was no impairment of our equity method investments as of December 31, 2008.  If there are changes in LAC’s financial projections or the factors we consider in performing our evaluations, there could be indicators of a potential decrease in the value of our investments that may result in other-than-temporary impairments.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2008	2007	2006
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1	72.5	71.7
Gross profit	28.9	27.5	28.3
Selling and administrative expenses	22.4	20.6	19.5
Operating income	6.4	6.9	8.8
Interest expense, net	1.1	1.1	0.8
Income before income taxes and equity earnings (loss)	5.4	5.8	8.0

Note:  Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings (loss).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008, 2007 and 2006.  We accounted for these acquisitions using the purchase method of accounting and we have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2008 compared to Fiscal Year 2007

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2008	2007	2008	2007	2008	2007
Net sales	$1,696,848	$1,873,359	$86,835	$55,008	$1,783,683	$1,928,367

Gross profit	488,502	517,157	26,726	13,489	515,228	530,646
Gross margin	28.8%	27.6%	30.8%	24.5%	28.9%	27.5%

Operating expenses	370,658	382,230	29,094	14,642	399,752	396,872
Expenses as a % of net sales	21.8%	20.4%	33.5%	26.6%	22.4%	20.6%

Operating income (loss)	117,844	134,927	(2,368)	(1,153)	115,476	133,774
Operating margin	6.9%	7.2%	(2.7)%	(2.1)%	6.4%	6.9%

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of December 31, 2008):

•	acquired sales centers (10, net of consolidations – see table below);
•	existing sales centers consolidated with acquired sales centers (7);
•	closed sales centers (4);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (1); and
•	sales centers opened in new markets (0).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

In addition to the 22 sales centers excluded from base business as of December 31, 2008, there were two sales centers opened in new markets that were excluded from January to May 2008 before they became base business sales centers in June 2008.  Since we divested our pool liner manufacturing operation in France in April 2008, we have also excluded these operations from base business for the comparative nine month period ended December 31, 2007.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Proplas Plasticos, S.L. (1)	November 2008	0	November and December 2008
National Pool Tile (NPT) (2)	March 2008	9	March – December 2008
Canswim Pools	March 2008	1	March – December 2008
Tor-Lyn, Limited	February 2007	1	February – April 2007 and January – April 2008

The table below summarizes the changes in our sales centers during 2008:

December 31, 2007	281
Acquired, net of consolidations (2)	10
New locations	1
Consolidated	(2)
Closed	(2)
December 31, 2008	288

(1)	We acquired a single location in Spain and have consolidated it with our existing Madrid sales center operations.
(2)	We acquired 15 NPT sales centers and have consolidated 6 of these with existing sales centers, including 4 in March 2008 and 2 in the second quarter of 2008.

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2008	2007	Change
Net sales	$1,783.7	$1,928.4	$144.7	(8)%

The new pool and irrigation construction markets are facing unprecedented adverse conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  As a result, our 2008 sales were negatively impacted with a more profound effect on pool and irrigation construction product sales.  The decrease in net sales was more pronounced in our seasonally slow fourth quarter, declining 14% compared to the same period in 2007 as the economy worsened and consumers began to defer more discretionary repair and replacement purchases.

Base business sales decreased 9% compared to 2007, including an 8% decline on the swimming pool side of the business and 18% on the irrigation side of the business.  This impact remains more concentrated in markets that had the greatest run-up in real estate values between 2000 and 2006, which includes a number of our larger markets in Florida, Arizona and parts of California.  The decline in new pool construction negatively impacted complementary product sales, which decreased 15% compared to 2007.  Overall, weather conditions were unfavorable compared to the same period in 2007 (see discussion of significant weather impacts under the heading Seasonality and Quarterly Fluctuations beginning on page 31).

The overall decrease in net sales was partially offset by increases due to the following:

•	approximately $47.0 million in sales related to our 2008 acquisitions;
•	moderate sales growth for MRR products, including a 5% increase in chemical sales;
•	estimated average price increases of 2% to 4% that we passed through the supply chain;
•	higher freight out income of $3.3 million due to the implementation of fuel surcharges, which offset the increase in outbound freight costs; and
•	2% sales growth for our International operations due primarily to favorable currency fluctuations.

Our sales growth for MRR products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, which we believe have resulted in market share gains;
•	higher sales of non-discretionary products due to the increased installed base of swimming pools, which we estimate to have grown approximately 2% to 3% in 2007; and
•	price increases (as mentioned above).

Gross Profit

	Year Ended December 31,
(in millions)	2008	2007	Change
Gross profit	$515.2	$530.6	$(15.4)	(3)%
Gross margin	28.9%	27.5%

Despite the tough competitive pricing environment, gross margin increased 140 basis points compared to 2007. The increase in gross margin is primarily attributable to our focus on pricing discipline at the sales center level.  Other favorable impacts compared to 2007 included the following (listed in order of estimated magnitude):

•	increased sales of preferred vendor and Pool Corporation private label products;
•	greater margin contribution from our acquisition of NPT;
•	a shift in sales mix to products in the higher margin maintenance market;
•
benefits to our fourth quarter gross margin resulting from pre-price increase inventory purchases (increase of 130 to 150 basis points in the fourth quarter and approximately 20 basis points for fiscal 2008); and

•	a favorable comparison to 2007, which was more negatively impacted by competitive pricing due to other distributors selling off excess inventories.

Operating Expenses

	Year Ended December 31,
(in millions)	2008	2007	Change
Operating expenses	$399.8	$396.9	$2.9	1%
Operating expenses as a percentage of net sales	22.4%	20.6%

The increase in operating expenses is due to approximately $14.5 million of operating expenses related to our 2008 acquisitions, which was partially offset by a 3% decrease in base business operating expenses compared to 2007.  The impact of cost control initiatives offset higher building rental expenses of $2.6 million (primarily for sales centers opened or expanded during 2007), an increase in bad debt expense of $2.2 million, higher product delivery costs and inflationary increases in wages and other costs.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Our cost control initiatives include tighter management of discretionary costs, the consolidation or closing of nine sales centers since November 2007 and selective personnel reductions over the past year.  Despite the 6% reduction in headcount year over year (excluding acquisitions), we still reduced overtime and temporary labor costs by $4.5 million.  Compared to 2007, incentive expenses declined $3.8 million and employee insurance costs also decreased due primarily to lower claims expense.

Interest Expense

Interest expense decreased 15% between periods as the impact of a decrease in our weighted average effective interest rate for the period more than offset our higher average debt outstanding balance.  Average debt outstanding was 3% higher for the year ended 2008, reflecting our increased borrowings during the first half of 2008 that funded our March 2008 acquisitions.  The weighted average effective interest rate decreased to 4.8% in 2008 from 6.0% in 2007.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings (loss).  Our effective income tax rate was 39.26% at December 31, 2008 and 38.66% at December 31, 2007.  The increase in the effective income tax rate reflects a valuation allowance established for annual losses from certain foreign operations.

Net Income and Earnings Per Share

Net income decreased 18% to $57.0 million in 2008.  Earnings per share for 2008 decreased to $1.18 per diluted share compared to $1.37 in 2007.  The dilutive impact of our first quarter acquisitions was approximately $0.02 per diluted share for 2008.  In both periods, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our 2007 share repurchase activities.  This included an accretive impact of approximately $0.02 in 2008 and $0.01 in 2007.

Fiscal Year 2007 compared to Fiscal Year 2006

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2007	2006	2007	2006	2007	2006
Net sales	$1,877,107	$1,894,169	$51,260	$15,593	$1,928,367	$1,909,762

Gross profit	516,375	535,510	14,271	4,438	530,646	539,948
Gross margin	27.5%	28.3%	27.8%	28.5%	27.5%	28.3%

Operating expenses	384,853	369,498	12,019	3,068	396,872	372,566
Expenses as a % of net sales	20.5%	19.5%	23.4%	19.7%	20.6%	19.5%

Operating income	131,522	166,012	2,252	1,370	133,774	167,382
Operating margin	7.0%	8.8%	4.4%	8.8%	6.9%	8.8%

For an explanation of how we calculate base business, please refer to the discussion of base business beginning on page 24 under the heading “Fiscal Year 2008 compared to Fiscal Year 2007”.

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

Acquired	Acquisition Date	Sales Centers Acquired	Period Excluded
Wickham Supply, Inc. and Water Zone, LP	August 2006	14	January – October 2007 and August – October 2006
Tor-Lyn, Limited	February 2007	1	February – December 2007

The table below summarizes the changes in our sales centers during 2007:

December 31, 2006	274
Acquired	1
New locations	12
Consolidated (1)	(4)
Closed	(2)
December 31, 2007	281

(1)
One of the consolidations was related to Horizon’s centralized shipping location (CSL), which was previously counted as a separate sales center location since it served walkup customers directly.  In 2007, this customer activity was consolidated with Horizon’s nearby sales center and this location now serves exclusively as a CSL.

For information about our 2007 and 2006 acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2007	2006	Change
Net sales	$1,928.4	$1,909.8	$18.6	1%

The increase in net sales is primarily a result of the Wickham acquisition and sales from new locations that we opened in new markets. Base business sales decreased 1% compared to 2006 as sales declines for products used in new pool and irrigation construction were not fully offset by the sales growth for MRR products and our international operations.

Demand for pool and irrigation construction products was impacted by the weak housing market, tightening credit markets and unfavorable weather conditions. New pool construction permits declined significantly throughout 2007, especially in our key Florida, Arizona and California markets. Net sales were also adversely impacted by the competitive pricing pressures experienced in the difficult market environment.

Our sales growth for MRR products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, resulting in market share gains;
•	higher sales of non-discretionary products due to the increased installed base of swimming pools, which we estimate to have grown approximately 3% to 4% in 2006; and
•	price increases, primarily the impact in the first half of 2007 of our mid-year 2006 inflationary increases, which we passed through the supply chain.

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

Our 2007 gross margin is comparatively lower primarily due to the following impacts (listed in order of estimated magnitude):

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

Total operating expenses grew 7% and increased 110 basis points as a percentage of net sales compared to 2006, while base business operating expenses were 4% higher and increased 100 basis points as a percentage of net sales. These increases reflect the following (listed in order of estimated magnitude):

•	incremental expenses for the 29 new sales centers that we have opened since the beginning of 2006;
•	higher rent expenses related to our expansion or relocation of numerous sales centers;
•	increases in bad debt expense of $4.2 million compared to 2006;
•	higher freight costs; and
•	additional expenses for our investments in other growth initiatives.

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

Net Income and Earnings Per Share

Net income decreased to $69.4 million in 2007 from $95.0 million in 2006.  Our equity interest in LAC produced $0.9 million of net earnings in 2007 compared to $1.6 million in 2006.  Earnings per share for 2007 decreased to $1.37 per diluted share compared to $1.74 in 2006. The decrease includes the impact of approximately $0.16 per diluted share related to the incremental operating expenses for new sales centers opened since January 2006.  By comparison, the impact of incremental operating expenses for new sales centers opened in 2006 was approximately $0.06 per diluted share in 2006. In both 2007 and 2006, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our share repurchase activities.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2008, approximately 67% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2008 and 2007. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$338,215	$692,972	$493,530	$258,966	$373,706	$726,472	$527,434	$300,755
Gross profit	95,354	202,752	141,800	75,322	103,485	207,922	139,803	79,436
Operating income (loss)	2,197	89,990	38,617	(15,328)	8,632	98,433	39,505	(12,796)
Net income (loss)	(3,184)	52,875	22,060	(14,795)	1,354	57,794	21,835	(11,589)

Net sales as a % of annual net sales	19%	39%	28%	15%	19%	38%	27%	16%
Gross profit as a % of annual
gross profit	19%	39%	28%	15%	20%	39%	26%	15%
Operating income (loss) as a
% of annual operating income	2%	78%	33%	(13)%	6%	74%	30%	(10)%

Balance Sheet Data
Total receivables, net	$206,187	$278,654	$178,927	$115,584	$231,034	$301,265	$200,534	$141,117
Product inventories, net	476,758	385,258	345,944	405,914	413,161	388,364	317,110	379,663
Accounts payable	333,104	193,663	128,329	173,688	325,448	229,691	127,889	194,178
Total debt	396,110	441,992	337,742	327,792	358,522	425,599	406,465	350,852

                                 Note:  Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

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
(primarily in the northern half of the US)

In the first half of 2008, our sales benefited from more favorable weather in Texas and Oklahoma compared to the same period in 2007 (see discussion below).  However, our sales were negatively impacted in 2008 by generally unfavorable weather conditions including cooler temperatures and higher precipitation nationally compared to 2007.  The start of the 2008 pool season was delayed even further than in 2007 due to several late winter storms in the Midwest and Northeast and much cooler March temperatures across most of the country.  Cooler than normal temperatures in August and September also shortened the pool season in 2008 for most North American markets excluding the West Coast, while a number of severe tropical systems adversely impacted our sales in Texas, Florida and Louisiana during the third quarter of 2008.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;
•	the adequacy of available bank lines of credit;
•	acquisitions;
•	dividend payments;
•	capital expenditures;
•	the timing and extent of share repurchases; and
•	the ability to attract long-term capital with satisfactory terms.

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

We prioritize our use of cash based on investing in our business, returning money to our shareholders and maintaining a prudent debt structure. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which has averaged approximately 0.5% to 0.75% of net sales historically but dropped to 0.4% of net sales in 2008 due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board; and
•	repayment of debt.

While we still have our Board authorized share repurchase program in place with $53.0 million of the current authorized amount remaining available as of December 31, 2008, this is not a current priority for the use of cash.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2008	2007	2006
Operating activities	$93,282	$71,644	$69,010
Investing activities	(41,304)	(12,638)	(41,439)
Financing activities	(44,726)	(63,957)	(41,586)

Cash flow provided by operations increased $21.6 million compared to 2007 due primarily to the favorable impact from the reduction in outstanding accounts receivable.  Our 2008 cash provided by operating activities also reflects the benefit related to our $30.0 million deferred third and fourth quarter 2008 estimated federal tax payments as allowed by the Internal Revenue Service (IRS) for taxpayers affected by Hurricane Gustav.  This benefit was offset by a negative impact of approximately $36.0 million related to the net purchase and payment of inventory purchased ahead of vendor price increases.  In 2008, the increase in cash used in investing activities reflects cash paid for our March 2008 acquisitions partially offset by a decrease in capital expenditures.  Cash used in financing activities in 2008 includes $23.1 million of net payments on debt.

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

Cash used in investing activities decreased in 2007 compared to 2006 due to the reduced level of acquisition activity.  Our financing activities for the year included $98.5 million of net proceeds from debt and cash related to our stock plans, offset by $139.7 million of total share repurchases and $22.7 million for the payment of our quarterly cash dividends to shareholders, which we increased in the second quarter of 2007.

Future Sources and Uses of Cash

As amended on December 20, 2007, our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Term Loan matures on December 20, 2010 and the Revolver matures on December 20, 2012.  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $315.0 million.

At December 31, 2008, there was $153.0 million outstanding and $86.3 million available for borrowing under the Revolver. The weighted average effective interest rate on the Revolver was approximately 4.2% for the year ended December 31, 2008.

At December 31, 2008, there was $54.0 million outstanding under the Term Loan of which $6.0 million is classified as current.  In March 2008, we entered into a new interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan. The swap agreement converts the Term Loan’s variable interest rate to a fixed rate of 2.4% on the initial notional amount of $54.0 million, which will decrease as payments are made on the Term Loan, until maturity on December 31, 2010. The swap agreement has an effective date of December 31, 2008.

In May 2008, we renewed our accounts receivable securitization facility (the Receivables Facility) for one year through May 2009.  Effective September 2008, the Receivables Facility provided a borrowing capacity of up to $95.0 million, which was reduced to $75 million in January 2009.  For a discussion of amendments we made to the Receivables Facility in January 2009, see Note 14 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We continue to employ this arrangement because it provides us with additional borrowing capacity and flexibility.  At December 31, 2008, there was $20.8 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.8%. We intend to renew the Receivables Facility in the second quarter of 2009 with comparable or similar terms as those contained in the facility as amended on January 15, 2009.

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

As of December 31, 2008, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

In the first quarter of 2009, our cash flows will be negatively impacted by the payment of our $30.0 million third and fourth quarter 2008 estimated federal tax payments in January 2009.  As discussed above in the Sources and Uses of Cash section, we deferred these payments as allowed by the IRS.

As of February 20, 2009, $53.0 million of the current Board authorized amount under our share repurchase program remained available. While share repurchases are not a current priority, we may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

We believe we have adequate availability of capital to fund present operations and the current capacity to finance any working capital needs that may arise. We continually evaluate potential acquisitions and hold discussions with acquisition candidates. If suitable acquisition opportunities arise that would require financing, we believe that we have the ability to finance any such transactions. Additionally, we may issue common or preferred stock to raise funds.

Contractual Obligations

At December 31, 2008 our contractual obligations for long-term debt, short-term financing and operating leases were as follows (in thousands):

		Payments due by period
		Less than			5 years and
	Total	1 year	1-2 years	3-4 years	thereafter
Long-term debt	$307,000	$6,000	$48,000	$253,000	$—
Short-term financing	20,792	20,792	—	—	—
Operating leases	201,969	51,022	75,898	45,422	29,627
	$529,761	$77,814	$123,898	$298,422	$29,627

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments related to our long-term debt and short-term financing obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2008 outstanding balances of each of our debt instruments and the related effective interest rates for the year ended December 31, 2008.  On our Term Loan and our Notes, the variable rates are converted to fixed rates under our existing swap agreements.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on information currently available related to scheduled payments and maturities of these debt instruments.

		Estimated payments due by period
		Less than			5 years and
	Total	1 year	1-2 years	3-4 years	thereafter
Future interest expense	$48,808	$13,546	$23,748	$11,514	$—

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

If (i) the variable rates on our Revolver and our Receivables Facility increased or decreased 1.0% from the rate at December 31, 2008; and (ii) we borrowed the maximum amount available as of December 31, 2008 under the Revolver ($315.0 million, assuming that at our request and with agreement by the lenders, we exercised the $75.0 million accordion feature) and the Receivables Facility ($95.0 million) for all of 2008, then our pretax income would decrease by approximately $4.1 million and earnings per share would decrease by $0.05 per diluted share based on the number of weighed average diluted shares outstanding at December 31, 2008.

Failure of our swap counterparty would result in the loss of any potential benefit to us under our swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying our debt agreements.  Additionally, failure of our swap counterparty would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

Currency Risk

We have wholly owned subsidiaries in Canada, the United Kingdom, France, Italy, Portugal, Spain and Mexico. In the past, we have not hedged our currency exposure, and fluctuations in exchange rates have not materially affected our operating results. Future changes in exchange rates may positively or negatively impact our revenues, operating expenses and earnings. Due to the relative small size of our international operations, however, we do not anticipate that exposure to currency rate fluctuations will be material in 2009.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
France	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred  to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 8 to the financial statements, in 2007 the Company changed its method of accounting for income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2009 expressed an unqualified opinion thereon.

                          /s/Ernst & Young LLP

New Orleans, Louisiana
March 2, 2009

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2008	2007	2006

Net sales	$1,783,683	$1,928,367	$1,909,762
Cost of sales	1,268,455	1,397,721	1,369,814
Gross profit	515,228	530,646	539,948
Selling and administrative expenses	399,752	396,872	372,566
Operating income	115,476	133,774	167,382
Interest expense, net	18,912	22,148	15,196
Income before income taxes and equity earnings (loss)	96,564	111,626	152,186
Provision for income taxes	37,911	43,154	58,759
Equity earnings (loss) in unconsolidated investments, net	(1,697)	922	1,597
Net income	$56,956	$69,394	$95,024

Earnings per share:
Basic	$1.19	$1.42	$1.83
Diluted	$1.18	$1.37	$1.74
Weighted average shares outstanding:
Basic	47,758	48,887	51,866
Diluted	48,444	50,802	54,662

Cash dividends declared per common share	$0.51	$0.465	$0.405

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$15,762	$15,825
Receivables, net	16,311	45,257
Receivables pledged under receivables facility	99,273	95,860
Product inventories, net	405,914	379,663
Prepaid expenses and other current assets	7,676	8,265
Deferred income taxes	11,908	9,139
Total current assets	556,844	554,009

Property and equipment, net	33,048	34,223
Goodwill	169,569	155,247
Other intangible assets, net	13,339	14,504
Equity interest investments	31,157	33,997
Other assets, net	26,949	22,874
Total assets	$830,906	$814,854

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$173,688	$194,178
Accrued expenses and other current liabilities	61,701	37,216
Short-term financing	20,792	68,327
Current portion of long-term debt and other long-term liabilities	6,111	3,439
Total current liabilities	262,292	303,160

Deferred income taxes	20,032	17,714
Long-term debt	301,000	279,525
Other long-term liabilities	5,848	5,664
Total liabilities	589,172	606,063

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,218,872 and 47,516,989 shares
issued and outstanding at December 31, 2008 and 2007, respectively	48	47
Additional paid-in capital	189,665	171,996
Retained earnings	54,407	29,044
Accumulated other comprehensive income (loss)	(2,386)	7,704
Total stockholders' equity	241,734	208,791
Total liabilities and stockholders' equity	$830,906	$814,854

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2008	2007	2006

Operating activities
Net income	$56,956	$69,394	$95,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,732	9,289	8,162
Amortization	3,722	4,694	4,742
Share-based compensation	6,709	7,398	7,204
Excess tax benefits from share-based compensation	(4,538)	(8,482)	(14,627)
Provision for doubtful accounts receivable, net of write-offs	4,619	5,047	1,217
Provision for inventory obsolescence, net	1,813	610	902
Change in deferred income taxes	(2,198)	(3,747)	(4,521)
Loss on sale of property and equipment	333	56	73
Equity (earnings) loss in unconsolidated investments	2,800	(1,523)	(2,602)
Goodwill impairment	440	—	—
Other	(104)	(40)	—
Changes in operating assets and liabilities,
net of effects of acquisitions and divestitures:
Receivables	26,350	8,822	(5,301)
Product inventories	(11,098)	(48,001)	5,882
Prepaid expenses and other assets	25	(870)	(1,054)
Accounts payable	(24,916)	16,505	(5,269)
Accrued expenses and other current liabilities	22,637	12,492	(20,822)
Net cash provided by operating activities	93,282	71,644	69,010

Investing activities
Acquisition of businesses, net of cash acquired	(35,466)	(2,087)	(26,662)
Divestiture of business	1,165	—	—
Proceeds from sale of investment	—	75	—
Purchase of property and equipment, net of sale proceeds	(7,003)	(10,626)	(14,777)
Net cash used in investing activities	(41,304)	(12,638)	(41,439)

Financing activities
Proceeds from revolving line of credit	370,948	477,246	442,495
Payments on revolving line of credit	(343,473)	(482,878)	(380,438)
Proceeds from asset-backed financing	83,335	87,479	93,347
Payments on asset-backed financing	(130,870)	(93,438)	(84,718)
Proceeds from long-term debt	—	100,000	—
Payments on long-term debt and other long-term liabilities	(3,171)	(4,321)	(1,514)
Payments of capital lease obligations	(251)	(257)	(257)
Payment of deferred financing costs	(56)	(1,152)	(156)
Excess tax benefits from share-based compensation	4,538	8,482	14,627
Proceeds from issuance of common stock under share-based compensation plans	6,423	7,292	7,220
Payments of cash dividends	(24,431)	(22,734)	(21,080)
Purchases of treasury stock	(7,718)	(139,676)	(111,112)
Net cash used in financing activities	(44,726)	(63,957)	(41,586)
Effect of exchange rate changes on cash	(7,315)	4,042	3,883
Change in cash and cash equivalents	(63)	(909)	(10,132)
Cash and cash equivalents at beginning of year	15,825	16,734	26,866
Cash and cash equivalents at end of year	$15,762	$15,825	$16,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

 POOL CORPORATION
Consolidated Statements of Cash Flows (continued)
(In thousands)

Supplemental cash flow information	Year Ended December 31,
	2008	2007	2006
Cash paid during the year for:
Interest	$18,226	$21,321	$14,823
Income taxes, net of refunds	8,619	30,509	74,822

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, amounts in Dollars except share data)

(2005 as adjusted - see Note 1)
						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2005	52,415	52	(921)	119,770	160,684	2,139	281,724
Net income	—	—	—	—	95,024	—	95,024
Foreign currency translation	—	—	—	—	—	3,854	3,854
Interest rate swap, net of tax of $139	—	—	—	—	—	222	222
Comprehensive income, net of tax							99,100
Treasury stock, 2,778 shares
of common stock	—	—	(111,112)	—	—	—	(111,112)
Retirement of treasury shares	(2,616)	(3)	104,699	—	(104,696)	—	—
Share-based compensation	—	—	—	7,204	—	—	7,204
Exercise of stock options
including tax benefit of $14,627	1,072	1	—	19,948	—	—	19,949
Declaration of cash dividends	—	—	—	—	(21,080)	—	(21,080)
Employee stock purchase plan	58	—	—	1,899	—	—	1,899
Balance at December 31, 2006	50,929	50	(7,334)	148,821	129,932	6,215	277,684
Net income	—	—	—	—	69,394	—	69,394
Foreign currency translation	—	—	—	—	—	4,042	4,042
Interest rate swap, net of tax of $1,606	—	—	—	—	—	(2,553)	(2,553)
Comprehensive income, net of tax							70,883
Treasury stock, 4,165 shares
of common stock	—	—	(139,676)	—	—	—	(139,676)
Retirement of treasury shares	(4,351)	(4)	147,010	—	(147,006)	—	—
FIN 48 cumulative adjustment	—	—	—	—	(542)	—	(542)
Share-based compensation	—	—	—	7,398	—	—	7,398
Exercise of stock options
including tax benefit of $8,482	839	1	—	14,544	—	—	14,545
Declaration of cash dividends	—	—	—	—	(22,734)	—	(22,734)
Issuance of restricted stock	62	—	—	—	—	—	—
Employee stock purchase plan	37	—	—	1,233	—	—	1,233
Balance at December 31, 2007	47,516	47	—	171,996	29,044	7,704	208,791
Net income	—	—	—	—	56,956	—	56,956
Foreign currency translation	—	—	—	—	—	(7,315)	(7,315)
Interest rate swap, net of tax of $1,730	—	—	—	—	—	(2,775)	(2,775)
Comprehensive income, net of tax							46,866
Treasury stock, 429 shares
of common stock	—	—	(7,719)	—	—	—	(7,719)
Retirement of treasury shares	(429)	(1)	7,719	—	(7,718)	—	—
Share-based compensation	—	—	—	6,709	—	—	6,709
Exercise of stock options
including tax benefit of $4,538	1,058	2	—	9,875	—	—	9,877
Declaration of cash dividends	—	—	—	—	(24,431)	—	(24,431)
Issuance of restricted stock	5	—	—	—	—	—	—
Other	—	—	—	—	556	—	556
Employee stock purchase plan	68	—	—	1,085	—	—	1,085
Balance at December 31, 2008	48,218	48	—	189,665	54,407	(2,386)	241,734

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2008, Pool Corporation and our wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 288 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: The SCP Distributors (SCP) network, the Superior Pool Products (Superior) network and the Horizon Distributors (Horizon) network.

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

Use of Estimates

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates are those relating to the allowance for doubtful accounts, the inventory reserve, vendor incentives, income taxes, incentive compensation accruals and impairment evaluations.  We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

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

Based on the number of product lines and product categories we have, the fact that we do not track sales by product lines and product categories on a consolidated basis and the fact that we make ongoing changes to how products are classified within these groups, it is impracticable to report our sales by product category.

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

We may offer volume incentives to customers.  We account for these incentives as an adjustment to net sales.  We estimate the amount of volume incentives earned based on our estimate of cumulative sales for the fiscal year relative to our customers’ progress toward achieving minimum purchase requirements. We record customer returns, including those associated with early buy programs, as an adjustment to net sales. In the past, customer returns have not been material.

We report revenue net of tax amounts that we collect from our customers and remit to governmental authorities. These tax amounts may include, but are not limited to, sales, use, value added and some excise taxes.

Vendor Incentives

We account for vendor incentives in accordance with the Emerging Issues Task Force Issue (EITF) 02-16, Accounting by a Customer (Including a Reseller) for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration, payable to us when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for such incentives as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentive earned based on our estimate of cumulative purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual incentives earned based on actual purchase levels and trends. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor incentives that are deferred in inventory. In accordance with EITF 02-16, we recognize changes in our estimates for vendor incentives as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2008	2007	2006
$38,024	$36,054	$32,682

Share-Based Compensation

We account for our employee stock options under SFAS 123(R), Share-Based Payment, which requires companies to recognize compensation cost for stock options and other stock-based awards based on the estimated fair value as measured on the grant date. We have selected a Black-Scholes model for estimating the grant date fair value of share-based payments under SFAS 123(R).  As of January 1, 2006, we have adjusted all prior period financial statements and the related footnote disclosures to reflect compensation cost for the amounts previously reported in our pro-forma footnote disclosures required by SFAS 123.  For additional discussion of share-based compensation, see Note 7.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2008	2007	2006
$7,139	$7,646	$9,463

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

Equity Method Investments

We account for our 38% investment in Latham Acquisition Corporation (LAC) and our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interests in these investments.  LAC is a manufacturer of packaged pools and related products.  Since we purchase inventory from LAC, we adjust our share of LAC’s income or loss to defer the estimated gross profit recognized by LAC related to our ending on-hand inventory balance.  In the fourth quarter of 2008, we revised our estimation process for determining the deferred gross profit amount.  Based on our ending on-hand inventory balance at December 31, 2008, we recognized approximately $1.0 million of additional equity loss than we would have under our previous deferral calculation.  Our net equity loss from our investment in LAC was $1.7 million in 2008 compared to net equity earnings of $0.9 million in 2007.

The carrying value of our investments at December 31, 2008 was $31.2 million, including $30.1 million for LAC.  We evaluate our equity method investments for potential impairment indicators on an ongoing basis.  This evaluation requires the exercise of judgment based upon the specific facts and circumstances of each investment.  A series of actual operating losses or projected future losses of an investee or other factors may indicate a decrease in value of the investment.  If impairment indicators exist, we will evaluate whether the impairment is other-than-temporary.  We determined that there was no impairment of our equity method investments as of December 31, 2008.

Earnings Per Share

In accordance with SFAS 128, Earnings per Share, we calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of share-based awards.  For additional discussion of earnings per share, see Note 9.

Fair Value Measurements

Effective January 1, 2008, we prospectively implemented the provisions of SFAS 157, Fair Value Measurements.  For the fair value measurements that are required or permitted under other standards, SFAS 157 clarifies the fair value objective and establishes a framework for developing fair value estimates.  In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 (FSP FAS 157-2), which defers the effective date for us to January 1, 2009 for all nonfinancial assets and liabilities, except those that are recognized or disclosed at fair value on a recurring basis (that is, at least annually).  We do not believe the adoption of FSP FAS 157-2 will have a material impact on our Consolidated Financial Statements.

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

In measuring the fair value of our assets and liabilities, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.  Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gain or loss on our interest rate swaps.

Derivatives and Hedging Activities

We recognize all derivatives at fair value on the Consolidated Balance Sheet. The effective portion of changes in the fair value of derivatives qualifying as cash flow hedges are recognized in other comprehensive income (loss) until the hedged item is recognized in earnings, or until it becomes unlikely that the hedged transaction will occur. The ineffective portion of a derivative’s change in fair value is immediately recognized in earnings.

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

	2008	2007	2006
Balance at beginning of year	$9,938	$4,892	$4,211
Acquisition of businesses, net	—	—	(536)
Bad debt expense	9,855	7,634	3,420
Write-offs, net of recoveries	(5,355)	(2,588)	(2,203)
Reclassified balance (1)	(750)	—	—
Balance at end of year	$13,688	$9,938	$4,892

(1)
Upon conversion of a customer’s outstanding $1.8 million trade accounts receivable balance to a note receivable balance in January 2008, we reclassified both the gross trade accounts receivable balance and the associated reserve balance to other non-current assets on the Consolidated Balance Sheet.

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by category with particular emphasis on stock keeping units with the weakest sales over the previous 12 months. The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences or regulatory requirements;
•	seasonal fluctuations in inventory levels;
•	geographic location; and
•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2008	2007	2006
Balance at beginning of year	$5,403	$4,777	$3,875
Acquisition of businesses, net	1,165	—	350
Provision for inventory write-downs	3,131	1,788	1,196
Deduction for inventory write-offs	(1,251)	(1,162)	(644)
Balance at end of year	$8,448	$5,403	$4,777

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 - 10 years (1)
Autos and trucks	3 years
Machinery and equipment	7 - 10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2008	2007	2006
$9,732	$9,289	$8,162

Acquisitions

In accordance with SFAS 141, Business Combinations, we account for acquisitions using the purchase method of accounting and allocate the cost of an acquired business to the assets acquired and liabilities assumed based on their estimated fair values. We revise these estimates as necessary if any additional information becomes available during a one year allocation period from the date of acquisition. These revisions may include working capital adjustments based on new or additional facts about the business, final estimates of acquired assets and assumed liabilities and changes in the purchase price due to updated estimates or the resolution of items related to contingent consideration. We include the results of operations of acquired businesses in our Consolidated Financial Statements as of the acquisition date.  For additional discussion of acquisitions, see Note 2.

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

For our annual goodwill impairment test, we compare our estimated fair value of reporting units to their carrying value, including goodwill.  We continually evaluate our operating performance against our estimates to determine if an updated interim assessment is necessary.  Since our operating segment is defined as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  For additional discussion of goodwill and other intangible assets, see Note 3.

Self Insurance

We are self-insured for employee health benefits, workers’ compensation coverage, automobile and property and casualty insurance. We have limited our exposure by maintaining excess and aggregate liability coverage for each of these items. We establish self-insurance reserves based on estimates of claims incurred but not reported and information that we obtain from third-party service providers regarding known claims. Our management reviews these reserves based on consideration of various factors, including but not limited to the age of existing claims, estimated settlement amounts and other historical claims data.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS 141 (Revised), Business Combinations (SFAS 141(R)), which replaced SFAS 141, and SFAS 160, Noncontrolling Interests in Consolidated Financial Statements — an Amendment of ARB 51. SFAS 141(R) retains the fundamental requirements of SFAS 141, but broadens its scope by applying the acquisition method to all transactions and other events in which one entity obtains control over one or more other businesses. SFAS 141(R) also requires that consideration exchanged be measured at fair value as of the acquisition date, that liabilities related to contingent consideration be recognized at the acquisition date and remeasured at fair value in each subsequent reporting period, that acquisition-related costs be expensed as incurred and that income be recognized if the fair value of the net assets acquired exceeds the fair value of the consideration transferred. SFAS 160 establishes accounting and reporting standards for noncontrolling interests (i.e., minority interests) in a subsidiary, including changes in a parent’s ownership interest in a subsidiary, and requires that noncontrolling interests in subsidiaries be classified as a separate component of equity.

SFAS 141(R) and SFAS 160 are effective for fiscal years beginning after December 15, 2008. We will apply SFAS 141(R) prospectively to business combinations completed on or after January 1, 2009.  We do not believe the adoption of SFAS 141(R) will have a significant impact on our current consolidated results of operations and financial position. SFAS 160 is also required to be applied prospectively, except for the presentation and disclosure requirements, which are required to be applied retrospectively for all periods presented. The adoption of SFAS 160 will not have a material impact on our Consolidated Financial Statements.

In March 2008, the FASB issued SFAS 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures that will provide a better understanding of their effects on an entity’s financial position, financial performance and cash flows.  The provisions of SFAS 161 are effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 will impact our footnote disclosures included in our Consolidated Financial Statements.

Note 2 - Acquisitions and Divestitures

2008 Acquisitions and Divestitures

In March 2008, we acquired National Pool Tile Group, Inc. (NPT), a leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets through 15 distribution sales centers.  As of December 31, 2008, we had consolidated six of the acquired sales centers into our existing sales centers.  We have included the results of operations for NPT in our Consolidated Financial Statements since the acquisition date.  We have completed the purchase price allocations for our acquisition of NPT on a preliminary basis, subject to adjustments in accordance with the purchase agreement and other adjustments should new or additional facts about the business become known.  We expect to finalize the allocations by the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

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

In November 2008, we acquired Proplas Plasticos, S.L. (Proplas), a distributor of swimming pool products and irrigation and plumbing supplies in Madrid, Spain.  We have included the results of operations for Proplas in our Consolidated Financial Statements since the acquisition date.  We have completed the purchase price allocations for our acquisition of Proplas on a preliminary basis and are currently negotiating certain aspects of the purchase agreement which could impact the terms of the transaction.  The allocation is subject to adjustments in accordance with the purchase agreement as ultimately resolved and other adjustments should new or additional facts about the business become known.  We will finalize any adjustments to the preliminary allocations by the fourth quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

In April 2008, we divested our pool liner manufacturing operation in France (SOFI Manufacturing).  We acquired SOFI Manufacturing as part of our 2003 acquisition of Sud Ouest Filtration, a distributor of swimming pool products operating one sales center in Bordeaux, France.  Our decision to divest our pool liner manufacturing operation allows us to focus on our core distribution business.

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

Note 3 - Goodwill and Other Intangible Assets

In October 2008, we performed our annual goodwill impairment test.  As a result of this test, we determined that the goodwill attributed to one of our Ohio sales centers was impaired.  Based on the current and projected economic conditions in this market and fixed cost obligations related to an unfavorable long-term lease for this sales center facility, we determined that the estimated fair value for this reporting unit was less than its carrying value.  As a result, we performed additional impairment testing to determine the implied fair value of this reporting unit’s goodwill.  Since the implied fair value of goodwill was less than the carrying value, we wrote off the $0.4 million goodwill balance related to this reporting unit.  This impairment expense is recorded in selling and administrative expenses on the Consolidated Statements of Income.

We have 199 reporting units with goodwill balances as of December 31, 2008.   For these reporting units, the highest goodwill balance is $7.1 million related to our United Kingdom reporting unit.  We believe the remaining goodwill related to our sales centers is not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2006	$154,244
Acquired goodwill	585
Purchase price adjustments, net	418
Balance at December 31, 2007	155,247
Acquired goodwill	14,790
Purchase price adjustments, net	(28)
Goodwill impairment	(440)
Balance at December 31, 2008	$169,569

Purchase price adjustments represent final adjustments in 2008 for the Tor-Lyn Limited acquisition and in 2007 for the Wickham acquisition.

Other intangible assets consist of the following (in thousands):

	December 31,
	2008	2007
Horizon tradename (indefinite life)	$8,400	$8,400
NPT tradename (20 year life)	1,500	—
Non-compete agreements (5 year weighted average useful life)	9,017	18,761
Employment contracts (2.9 year weighted average useful life)	1,000	1,000
Distribution agreement (5 year useful life)	6,115	6,115
	26,032	34,276
Less accumulated amortization	(12,693)	(19,772)
	$13,339	$14,504

The Horizon tradename has an indefinite useful life and is not subject to amortization.  However, we evaluate the remaining useful life of this intangible asset and test for impairment periodically as required by SFAS 142. The NPT tradename, non-compete agreements, employment contracts and distribution agreement have finite useful lives and we amortize these agreements using the straight-line method over their respective useful lives.  The useful lives for our non-compete agreements, employment contracts and distribution agreement are based on their contractual terms.

The employment contracts and distribution agreement intangibles were fully amortized as of December 31, 2008.  During 2008, we wrote off three fully amortized non-compete agreements that totaled $10.4 million.  Other intangible amortization expense was $3.4 million in 2008, $4.5 million in 2007 and $4.6 million in 2006.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2009	$1,695
2010	1,245
2011	584
2012	205
2013	147

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2008	2007
Receivables:
Trade accounts	$5,454	$21,281
Trade accounts, pledged	99,273	95,860
Vendor incentives	21,293	32,118
Other	3,252	1,796
	129,272	151,055
Less allowance for doubtful accounts	(13,688)	(9,938)
	$115,584	$141,117

Property and equipment:
Land	$1,631	$1,185
Building	2,145	1,716
Leasehold improvements	19,208	17,459
Autos and trucks	1,771	1,405
Machinery and equipment	20,393	20,065
Computer equipment	18,097	16,316
Furniture and fixtures	9,654	9,161
Fixed assets in progress	2,299	2,143
	75,198	69,450
Less accumulated depreciation	(42,150)	(35,227)
	$33,048	$34,223

Other assets, net:
Non-current deferred income taxes	$21,324	$17,275
Other	5,625	5,599
	$26,949	$22,874

Accrued expenses and other current liabilities:
Salaries and bonuses	$12,543	$13,867
Current deferred tax liability	3,685	2,144
Other(1)	45,473	21,205
	$61,701	$37,216

(1)
The 2008 balance includes $30.0 million of income taxes payable related to the deferral of estimated income tax payments as allowed by Internal Revenue Service Notice 2008-100, which was issued after Hurricane Gustav.

Note 5 - Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2008	2007
Current portion:
Accounts Receivable Securitization Facility (described below)	$20,792	$68,327
Current portion of Term Loan	6,000	3,000
	26,792	71,327
Long-term portion:
Revolving Line of Credit, variable rate (described below)	153,000	125,525
Term Loan, variable rate (described below)	48,000	54,000
Floating Rate Senior Notes (described below)	100,000	100,000
	301,000	279,525
Total debt	$327,792	$350,852

Unsecured Syndicated Senior Credit Facility

As amended on December 20, 2007, our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a $60.0 million term loan (the Term Loan). The Term Loan matures on December 20, 2010 and the Revolver matures on December 20, 2012. The Credit Facility includes sublimits for the issuance of swingline loans and standby or trade letters of credit.   Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $315.0 million.

At December 31, 2008, there was $153.0 million outstanding and $86.3 million available for borrowing under the Revolver. The weighted average effective interest rate of the Revolver was approximately 4.2% for the year ended December 31, 2008.

Borrowings under the Revolver bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the prime rate or (ii) the overnight Federal Funds Rate plus 0.500%; plus a spread ranging from 0% to 0.250% depending on our leverage ratio; or
b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.500% to 1.250 depending on our leverage ratio.

Borrowings under the Term Loan bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the Wachovia Bank, National Association prime rate or (ii) the overnight Federal Funds Rate plus 0.500%; or
b.	LIBOR plus a spread ranging from 0.625% to 0.750% depending on our leverage ratio.

We are also required to pay the following amounts under the Credit Facility:

a.	an annual facility fee of 0.125% to 0.300% depending on our leverage ratio;
b.	an annual letter of credit issuance fee of 0.125% multiplied by the face amount of each letter of credit; and
c.	a letter of credit commission of 0.500% to 1.250% multiplied by face amount of each letter of credit, depending on our leverage ratio.

At December 31, 2008, there was $54.0 million outstanding under the Term Loan. Our scheduled quarterly principal installments on the Term Loan began on March 31, 2007. Future payments on the Term Loan will be $6.0 million in 2009 and $48.0 million in 2010. The weighted average effective interest rate of the Term Loan was approximately 5.7% for the year ended December 31, 2008.  See discussion of our interest rate swaps below.

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

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time.  The Notes have scheduled quarterly interest payments that are due on February 12, May 12, August 12 and November 12 of each year.  The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under our Credit Facility.  In the event we have a change of control, the holders of the Notes will have the right to put the Notes back to us at par.  We used the net proceeds from the placement to pay down borrowings under the Revolver.  See discussion of our interest rate swaps below.

Accounts Receivable Securitization Facility

In May 2008, we renewed our accounts receivable securitization facility (the Receivables Facility) for one year through May 2009.  Effective September 2008, the Receivables Facility provided a borrowing capacity of up to $95.0 million.  For a discussion of amendments we made to the Receivables Facility on January 15, 2009, see Note 14.

The Receivables Facility provides for the true sale of certain of our receivables as they are created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary grants an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we include the transferred receivables and related debt in our Consolidated Balance Sheets. We employed this arrangement because it provides us with a lower cost form of financing. At December 31, 2008, there was $20.8 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.8%.

Interest Rate Swaps

In December 2005, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Term Loan.  This swap agreement terminated on December 31, 2008.  In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  The swap agreement converts the Term Loan’s variable interest rate to a fixed rate of 2.4% on the initial notional amount, which will decrease as payments are made on the Term Loan until maturity on December 20, 2010.  This swap has an effective date of December 31, 2008.

In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes.  The swap agreement converts the variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010.  This swap agreement terminates on February 12, 2012.  Including the 0.600% spread, we expect to pay an effective interest rate on the Notes of approximately 5.688%.

We record any differences paid or received on our interest rate swaps as adjustments to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to accumulated other comprehensive income (loss).  During the year ended December 31, 2008, no gains or losses were recognized on these swaps and there was no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to the swap agreements resulted in a $2.3 million increase interest expense.  At December 31, 2008, the combined fair value of the swap agreements was an $8.5 million unrealized loss and is included in Accrued expenses and other current liabilities on the Consolidated Balance Sheet.

Failure of our swap counterparty would result in the loss of any potential benefit to us under our swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying our debt agreements.  Additionally, failure of our swap counterparty would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

Financial and Other Covenants

Financial covenants on our amended Credit Facility, the Notes and the Receivables Facility are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum average total leverage ratio, which are our most restrictive covenants. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy). The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided that we are not in default or no event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.

As of December 31, 2008, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt. We record these costs as Other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt. The changes in deferred financing costs are as follows (in thousands):

	2008	2007
Balance at beginning of year	$2,008	$856
Financing costs deferred	56	1,152
Balance at end of year	2,064	2,008
Less accumulated amortization	(835)	(469)
	$1,229	$1,539

Note 6 - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. Total comprehensive income for the past three years (in thousands) was:

2008	2007	2006
$46,866	$70,883	$99,100

Accumulated other comprehensive income (loss) as presented on the Consolidated Balance Sheets consists of the following components (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps (1)	Total
Balance at December 31, 2006	$6,094	$121	$6,215
Net change	4,042	(2,553)	1,489
Balance at December 31, 2007	10,136	(2,432)	7,704
Net change	(7,315)	(2,775)	(10,090)
Balance at December 31, 2008	$2,821	$(5,207)	$(2,386)

             (1)  Amounts are shown net of tax.

Note 7 - Share-Based Compensation

Share-Based Plans

We award stock options and restricted stock to our employees and non-employee directors under our stock option plans.

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock to employees, directors, consultants or advisors.  The 2007 LTIP has replaced the 2002 Plan and the Director Plan, both of which are discussed below. No more than 1,515,000 shares may be issued under the 2007 LTIP.  Granted stock options have an exercise price equal to our stock’s closing market price on the date of grant. Depending on an employee’s length of service with the Company, these options generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the options vest three years from the grant date and the remainder vest five years from the grant date. These options expire ten years from the grant date. Restricted stock awarded under the 2007 LTIP is issued at no cost to the grantee and is subject to vesting restrictions. The restricted stock awards generally vest either one year from the grant date for awards to directors or five years from the grant date for all other awards.

Preceding Plans

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

Under the 1995 Stock Option Plan (the 1995 Plan) the Board was authorized to grant stock options to employees, agents, consultants or independent contractors. These options generally were exercisable two years after the grant date, and they expired ten years from the grant date. In May 1998, the Board suspended the 1995 Plan. Options granted prior to the suspension were not affected by this action.  As of December 31, 2008, all options granted under the 1995 Plan have been exercised or cancelled.

Stock Option Awards

The following is a summary of the stock option activity under our stock option plans for the year ended December 31, 2008:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Balance at December 31, 2007	5,877,365	$17.05
Granted	935,051	20.40
Exercised	(1,057,760)	5.05
Forfeited	(199,070)	27.85
Balance at December 31, 2008	5,555,586	$19.51	5.07	$21,989,946

Exercisable at December 31, 2008	3,174,998	$12.73	3.12	$21,989,946

The table below summarizes information about stock options outstanding and exercisable at December 31, 2008:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average		Average
Range of exercise prices	Shares	(years)	Exercise Price	Shares	Exercise Price
$ 0.00 to $ 5.99	646,297	1.11	$4.30	646,297	$4.30
$ 6.00 to $ 11.99	1,441,551	3.04	10.79	1,441,551	10.79
$ 12.00 to $ 17.99	572,527	3.17	13.08	572,527	13.08
$ 18.00 to $ 23.99	1,404,144	7.58	20.90	211,506	21.67
$ 24.00 to $ 29.99	36,500	5.52	26.74	12,750	26.91
$ 30.00 to $ 47.30	1,454,567	7.14	35.94	290,367	33.28
	5,555,586	5.07	$19.51	3,174,998	$12.73

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(In thousands, except share amounts)	2008	2007	2006
Options exercised	1,057,760	838,746	1,072,286
Cash proceeds	$5,339	$6,061	$5,287
Intrinsic value of options exercised	$14,312	$24,457	$39,921
Tax benefits realized	$5,619	$9,443	$15,414

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2008		2007		2006
Expected volatility	31.0%		29.6%		30.8%
Expected term	6.7	years	6.5	years	6.0	years
Risk-free interest rate	3.17%		4.49%		4.33%
Expected dividend yield	1.0%		1.0%		1.0%

Grant date fair value	$6.89		$12.99		$13.27

We calculated expected volatility over the expected term of the awards based on our historical volatility.  We use weekly price observations for our historical volatility calculation because we believe that they provide the most appropriate measurement of volatility given the trading patterns of our common stock.  We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

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

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2008	2007	2006
Share-based compensation expense	$5,721	$5,875	$6,554
Recognized tax benefits	2,246	2,268	2,525

At December 31, 2008, the unamortized compensation expense related to stock option awards totaled $8.6 million, which will be recognized over a weighted average period of 2.2 years.  In 2006, we modified certain stock option agreements to reflect the proper grant dates and exercise prices. There was no material impact related to the modification of these stock option agreements. As such, we did not recognize any additional share-based compensation expense.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our stock option plans for the year ended December 31, 2008:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2007	109,801	$30.58
Granted (at market price)	11,348	21.15
Vested	(20,326)	37.85
Forfeited	(6,000)	37.85
Balance unvested at December 31, 2008	94,823	$27.43

The restricted stock awards generally vest one year from the grant date for awards to directors and five years from the grant date for other awards. At December 31, 2008, the unamortized compensation expense related to the restricted stock awards totaled $0.7 million, which will be recognized over a weighted average period of 0.9 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2008	2007	2006
Shares vested	20,326	2,500	2,500
Fair value of restricted stock awards vested	$344	$91	$94

The table below presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2008	2007	2006
Share-based compensation expense	$809	$1,321	$247

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

No more than 956,250 shares of our common stock may be issued under our ESPP. For the two plan periods in each year presented below, we awarded the following aggregate share amounts:

2008	2007	2006
65,052	50,424	49,666

The grant date fair value for the most recent ESPP purchase period ended December 31, 2008 was $2.99 per share.  Share-based compensation expense related to our ESPP was $0.2 million in 2008, $0.2 million in 2007 and $0.4 million in 2006.

Note 8 - Income Taxes

Income before income taxes and equity earnings (loss) is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2008	2007	2006
United States	$93,854	$107,853	$147,345
Foreign	2,710	3,773	4,841
Total	$96,564	$111,626	$152,186

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2008	2007	2006
Current:
Federal	$32,743	$41,040	$49,603
State and other	6,262	6,471	8,812
	39,005	47,511	58,415
Deferred:
Federal	(992)	(4,005)	362
State and other	(102)	(352)	(18)
	(1,094)	(4,357)	344
Total	$37,911	$43,154	$58,759

We made payments related to income taxes totaling $8.6 million in 2008 and $30.5 million in 2007. We deferred our third and fourth quarter 2008 estimated federal tax payments of $30.0 million until January 2009 as allowed by Internal Revenue Service Notice 2008-100, which was issued following Hurricane Gustav.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes and equity earnings (loss) is as follows:

	Year Ended December 31,
	2008	2007	2006
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	4.26	3.66	3.61
Total effective tax rate	39.26%	38.66%	38.61%

In 2008, we recorded a $1.1 million reduction in the deferred tax liability related to our equity losses in LAC.  In 2007, we recorded a deferred tax liability of $0.6 million related to our equity earnings in LAC.  These amounts are not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Product inventories	$8,727	$6,417
Accrued expenses	1,358	1,418
Allowance for doubtful accounts	1,823	1,304
Total current	11,908	9,139

Leases	1,447	1,206
Share-based compensation	13,789	12,155
Depreciation	—	135
Uncertain tax positions	1,244	1,062
Net operating losses	2,159	1,082
Interest rate swaps	3,260	1,529
Other	1,584	1,188
	23,483	18,357
Less: Valuation allowance	(2,159)	(1,082)
Total non-current	21,324	17,275
Total deferred tax assets	33,232	26,414

Deferred tax liabilities:
Trade discounts on purchases	2,540	716
Prepaid expenses	1,145	1,428
Total current	3,685	2,144

Intangible assets, primarily goodwill	18,071	15,188
Depreciation	538	—
Equity earnings (loss) in unconsolidated investments	1,423	2,526
Total non-current	20,032	17,714
Total deferred tax liabilities	23,717	19,858

Net deferred tax asset	$9,515	$6,556

At December 31, 2008, certain of our international subsidiaries had tax loss carryforwards totaling approximately $7.0 million, which expire in various years after 2009.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $2.2 million as of December 31, 2008 and $1.1 million as of December 31, 2007.  We have recorded a corresponding valuation allowance of $2.2 million and $1.1 million in the respective years.

As presented in the Consolidated Statements of Cash Flows, the change in deferred income taxes includes, among other items, the change in deferred income taxes related to the deferred income tax provision, the change in deferred income taxes related to our equity loss in unconsolidated investments and the change in deferred income taxes related to the estimated tax impact of accumulated other comprehensive income (loss).

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. To the extent realized tax deductions for option exercises exceed the amount of previously recognized deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $4.5 million in 2008 and $8.5 million in 2007.

As of December 31, 2008, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required.

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

The following is a summary of the activity related to uncertain tax positions for the year ended December 31, 2008 (in thousands):

Balance at December 31, 2007	$3,538
Increases for tax positions taken during a prior period	149
Increases for tax positions taken during the current period	928
Decreases resulting from the expiration of the statute of limitations	(296)
Decreases relating to settlements	(432)
Balance at December 31, 2008	$3,887

As discussed in Note 1, we adopted FIN 48 on January 1, 2007.  As a result of the implementation of FIN 48, we recognized a reduction of approximately $0.5 million to the January 1, 2007 retained earnings balance.

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $2.5 million at December 31, 2008 and $2.3 million at December 31, 2007.

Effective January 1, 2007, in connection with the adoption of FIN 48, we changed our accounting policy and now recognize accrued interest related to unrecognized tax benefits in interest expense and recognize penalties in selling and administrative expenses.  These amounts were previously classified as a component of income tax expense.  We had approximately $0.6 million in accrued interest at December 31, 2008 and approximately $0.4 million at December 31, 2007.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2005.  We anticipate that the accounting under the provisions of FIN 48 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

Note 9 - Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding (in thousands):

	Year Ended December 31,
	2008	2007	2006
Net income	$56,956	$69,394	$95,024

Weighted average common shares outstanding:
Basic	47,758	48,887	51,866
Effect of dilutive securities:
Stock options	622	1,848	2,758
Restricted stock awards	59	62	30
Employee stock purchase plan	5	5	8
Diluted	48,444	50,802	54,662

The weighted average diluted shares outstanding for the years ended December 31, 2008 and December 31, 2007 exclude stock options to purchase 2,888,211 and 1,077,375 shares, respectively.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.  There were no anti-dilutive stock options excluded from the earnings per share calculation for the year ended December 31, 2006.

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

2008	2007	2006
$67,043	$62,673	$54,517

The table below sets forth the approximate future minimum lease payments as of December 31, 2008 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2009	51,022
2010	42,324
2011	33,574
2012	27,290
2013	18,132
Thereafter	29,627

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. While the outcome of any litigation is inherently unpredictable, we do not believe, based on currently available facts, that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Note 11 - Related Party Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space. We amended the lease agreement in May 2005. The amended agreement has a ten year term.  As of December 31, 2008, we pay rent of $67,342 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC for additional warehouse space adjacent to our Mandeville sales center.  The sole member of S&C Development, LLC is A. David Cook, a POOL executive officer.  The original five year lease term commenced on February 4, 2002, and the current renewal covers a term of seven years and will expire on December 31, 2013.  As of December 31, 2008, we pay rent of $4,985 per month for the 8,600 square foot space.

In January 2001, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001 and will expire on November 30, 2011.  As of December 31, 2008, we pay rent of $12,995 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Baton Rouge, Louisiana. Kenneth St. Romain is a POOL Group Vice President.  We extended this lease for a third term of five years, which commenced on March 1, 2007 and will expire on February 28, 2012.  As of December 31, 2008, we pay rent of $10,758 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Jackson, Mississippi. The original seven year lease term commenced on November 16, 2001.  The current five year lease renewal commenced on December 1, 2008 and will expire on November 30, 2013.  As of December 31, 2008, we pay rent of $9,360 per month for the 20,000 square foot facility.

In October 1999, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Mandeville, Louisiana. In November 2007, S&C Development, LLC sold this facility to an unrelated third party and we executed a lease with the new landlord.

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2008	2007	2006
NCC	$807	$795	$436
Other	457	522	516
Total	$1,264	$1,317	$952

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

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions for the past three years (in thousands):

	2008	2007	2006
Matching contributions 401(k)	$3,703	$3,497	$3,043
Matching contributions deferred compensation plan	15	32	125

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2008				2007
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$338,215	$692,972	$493,530	$258,966	$373,706	$726,472	$527,434	$300,755
Gross profit	95,354	202,752	141,800	75,322	103,485	207,922	139,803	79,436
Net income (loss)	(3,184)	52,875	22,060	(14,795)	1,354	57,794	21,835	(11,589)
Earnings (loss) per share:
Basic	$(0.07)	$1.11	$0.46	$(0.31)	$0.03	$1.17	$0.45	$(0.24)
Diluted	$(0.07)	$1.09	$0.45	$(0.31)	$0.03	$1.12	$0.43	$(0.24)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of SFAS 128, Earnings per Share.

Note 14 - Subsequent Event

On January 15, 2009, we amended our Receivables Facility.  The amendment affects various terms of the existing Receivables Purchase Agreement, including increasing required loss reserves used in calculating the available funding amount, loosening the delinquency and default trigger ratios for our seasonally slower months of October through April and reducing the facility size from $95.0 million to $75.0 million. The maturity date of the Receivables Facility remains May 2009.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2008, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2008, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

POOL’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Any evaluation or projection of effectiveness to future periods is also subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2008, POOL’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on POOL’s internal controls over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 of Pool Corporation, and our report dated March 2, 2009, expressed an unqualified opinion thereon.

                                     /s/ Ernst & Young LLP

New Orleans, Louisiana
March 2, 2009

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2009 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to POOL’s 2009 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2009 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2009 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2009 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Income	38
	Consolidated Balance Sheets	39
	Consolidated Statements of Cash Flows	40
	Consolidated Statements of Changes in Stockholders’ Equity	42
	Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required
	or because the required information is provided in our Consolidated Financial
	Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 2, 2009.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 2, 2009.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY
Melanie M. Housey	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	SCP Pool Corporation 1995 Stock Option Plan		S-1	33-92738	08/18/1995
10.2	*	Form of Individual Stock Option Agreement under 1995 Stock Option Plan.		S-1	33-92738	08/18/1995
10.3	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.4		as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.5	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.6	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.7	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan		10-Q	000-26640	07/25/2002
10.8	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.9	*	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.10	*	Pool Corporation 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.11	*	Form of Stock Option Agreement for Employees under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.12	*	Form of Restricted Stock Agreement for Employees under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.13	*	Form of Stock Option Agreement for Directors under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.14	*	Form of Restricted Stock Agreement for Directors under the 2007 Long-Term Incentive Plan		8-K	000-26640	05/11/2007
10.15	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.16	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.17	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Christopher W. Wilson.		10-K	000-26640	03/01/2005
10.18	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.19	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/07/2006
10.20	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.21		Louisiana Tax Equalization Agreement.		10-Q	000-26640	10/29/2004
10.22	*	Tax Reimbursement Arrangement.		10-Q	000-26640	07/30/2004
10.23		Receivables Sale Agreement dated as of March 27, 2003, among SCP Distributors LLC, SCP Services LP and Superior Pool Products LLC, as Originators, and Superior Commerce LLC, as Buyer.		10-Q	000-26640	04/30/2003
10.24
Receivables Purchase Agreement dated as of March 27, 2003, among Superior Commerce, LLC, as Seller, SCP Distributors LLC, as Servicer, Jupiter Securitization Corporation and Bank One, NA (Main Office Chicago) as Agent,
				10-Q	000-26640	04/30/2003
10.25		as amended by amendment dated as of March 25, 2004		10-Q	000-26640	04/30/2004
10.26
Omnibus Amendment for Amendment No. 7 to Receivables Purchase Agreement and Amendment No. 2 to Receivables Sale Agreement, dated as of March 22, 2007, among SCP Distributors, LLC, Superior Pool Products, LLC, Horizon Distributors, Inc., Superior Commerce LLC, JPMorgan Chase Bank, N.A. f/k/a Bank One, NA (Main Office Chicago) and Jupiter Securitization Corporation
				8-K	000-26640	3/26/2007
10.27		Amendment No. 8 to the Receivables Purchase Agreement, dated as of March 29, 2007.		10-Q	000-26640	5/02/2007
10.28		Amendment No. 9 to the Receivables Purchase Agreement, dated as of August 10, 2007.		10-K	000-26640	2/29/2008
10.29		Amendment No. 10 to the Receivables Purchase Agreement, dated as of December 20, 2007.		10-K	000-26640	2/29/2008
10.30		Amendment No. 12 to the Receivables Purchase Agreement, dated as of May 20, 2008.		8-K	000-26640	5/23/2008
10.31		Amendment No. 3 to the Receivables Sale Agreement, dated as of May 20, 2008.		8-K	000-26640	5/23/2008
10.32
Intercreditor Agreement dated as of March 27, 2003, by and between Bank One, NA, as agent under the Credit Agreement, and Bank One, NA (Main Office Chicago), as agent under the Receivables Purchase Agreement.
				10-Q	000-26640	04/30/2003
10.33		Performance Undertaking dated as of March 27, 2003, by and between SCP Pool Corporation and Superior Commerce LLC.		10-Q	000-26640	04/30/2003
10.34		Asset Exchange Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Les Industries R.P. Inc. and Latham Acquisition Corp.		10-K	000-26640	03/01/2005
10.35		Asset Contribution Agreement, dated as of November 12, 2004 by and among SCP Pool Corporation, Fort Wayne Pools, Inc and Latham Acquisition Corp.		10-K	000-26640	03/01/2005

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.36
Subscription and Stockholders’ Agreement, dated as of November 12, 2004, by and among Latham Acquisition Corp., Fort Wayne Pools, Inc., Brockway Moran & Partners Fund II, L.P. and Brockway Moran & Partners II. Co-Invest Fund, L.P
				10-K	000-26640	03/01/2005
10.37
Lease (Mandeville Service Center) entered into as of October 19, 1999, by and between S&C Development Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development Company, LLC and South Central Pool Supply, Inc,
				10-Q	000-26640	07/30/2004
10.38		as amended by the Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC,		10-K	000-26640	03/01/2007
10.39
as amended by Lease Agreement (Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
				10-Q	000-26640	07/30/2004
10.40		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.41
Lease (Oklahoma Service Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
				10-Q	000-26640	07/30/2004
10.42	*	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.43		Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.44		Nonqualified Deferred Compensation Plan Adoption Agreement by an among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005		10-Q	000-26640	04/29/2005

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.45		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.46		Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005.		8-K	000-26640	10/04/2005
10.47		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.48		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
10.49	*	Pool Corporation Executive Bonus Plan		10-K	000-26640	03/01/2007
10.50
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
				10-K	000-26640	02/29/2008
10.51		Amended and Restated Subsidiary Guaranty Agreement dated as of December 20, 2007.		10-K	000-26640	02/29/2008
10.52	*	2008 Strategic Plan Incentive Program (SPIP)		8-K	000-26640	03/03/2008
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates a management contract or compensatory plan or arrangement