Form 10-Q
period 2009-03-31
POOL CORP
filed 2009-05-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2009 or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☐    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

At April 24, 2009, there were 48,361,879 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2009	2008

Net sales	$276,626	$338,215
Cost of sales	195,433	242,861
Gross profit	81,193	95,354
Selling and administrative expenses	84,839	93,157
Operating income (loss)	(3,646)	2,197
Interest expense, net	3,327	5,024
Loss before income taxes and equity loss	(6,973)	(2,827)
Income tax benefit	(2,740)	(1,089)
Equity loss in unconsolidated investments, net	(2,003)	(1,446)
Net loss	$(6,236)	$(3,184)

Loss per share:
Basic	$(0.13)	$(0.07)
Diluted	$(0.13)	$(0.07)
Weighted average shares outstanding:
Basic	48,287	47,648 (1)
Diluted	48,287	47,648 (1)

Cash dividends declared per common share	$0.13	$0.12

      (1) As adjusted – see Note 2.

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2009	2008	2008

Assets
Current assets:
Cash and cash equivalents	$13,103	$6,476	$15,762
Receivables, net	20,373	42,266	16,311
Receivables pledged under receivables facility	139,945	163,921	99,273
Product inventories, net	397,863	476,758	405,914
Prepaid expenses and other current assets	7,973	10,241	7,676
Deferred income taxes	11,908	9,139	11,908
Total current assets	591,165	708,801	556,844

Property and equipment, net	34,677	34,957	33,048
Goodwill	169,936	167,398	169,569
Other intangible assets, net	13,035	15,465	13,339
Equity interest investments	27,804	31,551	31,157
Other assets, net	27,158	24,774	26,949
Total assets	$863,775	$982,946	$830,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$201,300	$333,104	$173,688
Accrued expenses and other current liabilities	24,911	30,704	61,701
Short-term financing	8,000	66,812	20,792
Current portion of long-term debt and other long-term liabilities	16,613	3,152	6,111
Total current liabilities	250,824	433,772	262,292

Deferred income taxes	19,014	15,305	20,032
Long-term debt	356,721	326,298	301,000
Other long-term liabilities	5,736	6,221	5,848
Total liabilities	632,295	781,596	589,172

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 48,358,089, 47,785,466 and 48,218,872
shares issued and outstanding at March 31, 2009, March 31, 2008 and December 31, 2008, respectively	48	47	48
Additional paid-in capital	192,261	177,650	189,665
Retained earnings	41,832	18,863	54,407
Accumulated other comprehensive income (loss)	(2,661)	4,790	(2,386)
Total stockholders’ equity	231,480	201,350	241,734
Total liabilities and stockholders’ equity	$863,775	$982,946	$830,906

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2009	2008

Operating activities
Net loss	$(6,236)	$(3,184)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,209	2,387
Amortization	662	1,064
Share-based compensation	1,321	2,270
Excess tax benefits from share-based compensation	(275)	(1,540)
Equity loss in unconsolidated investments	3,353	2,446
Other	(2,458)	(2,612)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(44,221)	(60,100)
Product inventories	7,510	(80,964)
Accounts payable	27,600	136,197
Other current assets and liabilities	(35,432)	(11,404)
Net cash used in operating activities	(45,967)	(15,440)

Investing activities
Acquisition of businesses, net of cash acquired	−	(32,742)
Purchase of property and equipment, net of sale proceeds	(3,881)	(1,835)
Net cash used in investing activities	(3,881)	(34,577)

Financing activities
Proceeds from revolving line of credit	87,121	74,948
Payments on revolving line of credit	(19,400)	(27,425)
Proceeds from asset-backed financing	13,000	12,655
Payments on asset-backed financing	(25,792)	(14,170)
Proceeds from long-term debt	−	−
Payments on long-term debt and other long-term liabilities	(1,536)	(785)
Payments of capital lease obligations	−	(251)
Payments of deferred financing costs	(188)	(22)
Excess tax benefits from share-based compensation	275	1,540
Proceeds from issuance of common stock under share-based compensation plans	1,000	1,861
Payments of cash dividends	(6,279)	(5,734)
Purchases of treasury stock	(59)	(1,263)
Net cash provided by financing activities	48,142	41,354
Effect of exchange rate changes on cash	(953)	(686)
Change in cash and cash equivalents	(2,659)	(9,349)
Cash and cash equivalents at beginning of period	15,762	15,825
Cash and cash equivalents at end of period	$13,103	$6,476

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as POOL, we, us or our) prepared the unaudited interim Consolidated Financial Statements following US generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted.  The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2008 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three month period ended March 31, 2009 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2009.

Note 2 – Loss Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income or loss by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option awards.

On January 1, 2009, we adopted Financial Accounting Standards Board (FASB) Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.”  This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends (such as our unvested restricted stock awards) are participating securities and should be included in the computation of both basic and diluted earnings per share.  According to the provisions of FSP EITF 03-6-1, we now include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation and have adjusted prior period basic and diluted weighted average common shares outstanding to reflect the retrospective adoption of FSP EITF 03-6-1.  The adoption of FSP EITF 03-6-1 did not impact our basic or diluted loss per share for either the first quarter of 2009 or 2008.

Since we reported a net loss for both the first quarter of 2009 and 2008, there is no difference between the basic and diluted weighted average shares outstanding for these periods.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive, meaning that the loss per share would decrease.  For informational purposes, the table below presents the amounts we have excluded from the computation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Weighted average common shares outstanding:
Basic	48,287	47,648	(1)
Effect of dilutive securities:
Stock options	329	762
Employee stock purchase plan	2	2
Diluted	48,618	48,412

                                                     (1)  As adjusted for adoption of FSP EITF 03-6-1.

The weighted average diluted shares outstanding in this computation also exclude stock options to purchase 2,877,610 shares at March 31, 2009 and 2,962,598 shares at March 31, 2008, which are considered anti-dilutive because the exercise prices for these options are higher than our common stock’s average market price.

Note 3 – Acquisitions

In March 2008, we acquired National Pool Tile Group, Inc. (NPT), a leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets through 15 distribution sales centers.  As of June 30, 2008, we had consolidated six of the acquired sales centers into our existing sales centers.  We have included the results of operations for NPT in our Consolidated Financial Statements since the acquisition date.  We completed the purchase price allocations for our acquisition of NPT in the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

Also in March 2008, we acquired Canswim Pools (Canswim), a manufacturer of in-ground swimming pools and a distributor of in-ground swimming pools and supplies with one sales center location in Ontario, Canada.  We have included the results of operations for Canswim in our Consolidated Financial Statements since the acquisition date.  We completed the purchase price allocations for our acquisition of Canswim in the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

In November 2008, we acquired certain assets and liabilities of Proplas Plasticos, S.L. (Proplas), a distributor of swimming pool products and irrigation and plumbing supplies in Madrid, Spain.  We consolidated Proplas’ business with our existing sales center operations in Madrid and have included the results of operations for Proplas in our Consolidated Financial Statements since the acquisition date.  We have recorded initial purchase price allocations for our acquisition of Proplas, subject to adjustments in accordance with the transaction documents.  We will finalize any adjustments to the preliminary allocations by the fourth quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

Note 4 – Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  Comprehensive loss for the three months ended March 31, 2009 and 2008 is presented below:

	2009	2008

Comprehensive loss	$(6,511)	$(6,098)

A rollforward of the components of Accumulated other comprehensive income (loss) for the current period is presented below (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps (1)	Total
Balance at December 31, 2008	$2,821	$(5,207)	$(2,386)
Net change	(953)	678	(275)
Balance at March 31, 2009	$1,868	$(4,529)	$(2,661)

                                                                                                 (1) Change shown net of tax benefit of $332.

Note 5 – Fair Value Measurements and Interest Rate Swaps

FASB Statement of Financial Accounting Standards (SFAS) 157, Fair Value Measurements, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

We have two interest rate swap agreements that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes) and our variable rate Term Loan under our unsecured syndicated senior credit facility.  We have an interest rate swap agreement that converts the variable interest rate on the Notes to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010.  This swap agreement terminates on February 12, 2012.  Our other interest rate swap agreement converts the variable interest rate on the Term Loan to a fixed rate of 2.4% on the initial notional amount, which will decrease as payments are made on the Term Loan until maturity on December 20, 2010.

We record any differences paid or received on our interest rate swaps as adjustments to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to Accumulated other comprehensive income (loss).  Since inception, we have not recognized any gains or losses on these swaps and there has been no effect on income from hedge ineffectiveness.  The table below presents the combined fair value of our swap agreements as of March 31, 2009 (in thousands):

Balance Sheet Line Item	Unrealized Losses
Accrued expenses and other current liabilities	$7,456

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2008 Annual Report on Form 10-K.  For a discussion of our base business calculations, see page 9 under the RESULTS OF OPERATIONS section below.

OVERVIEW

Financial Results

In a very difficult external environment, we continue to focus on the aspects of our business that are directly within our control.  We have improved our pricing and purchasing discipline to increase gross margins, adjusted expenses commensurate with sales expectations and rebalanced inventories while ensuring excellent customer service.

Net sales for the seasonally slow first quarter decreased 18% compared to the first quarter of 2008.  Base business sales declined 21% reflecting continued soft demand for pool and irrigation construction products, an 18% decrease in customer early buy purchases and deferred discretionary replacement product sales.

Gross profit as a percentage of net sales (gross margin) improved 120 basis points to 29.4% in the first quarter of 2009 from 28.2% in the first quarter of 2008.  The increase in gross margin is primarily attributable to improved pricing management, the benefit resulting from pre-price increase inventory purchases in the second half of 2008 and favorable sales mix changes.

Selling and administrative expenses (operating expenses) decreased 9% in the first quarter of 2009 compared to the first quarter of 2008, with base business operating expenses 11% lower due primarily to the impact of cost control initiatives on payroll related and variable expenses.

Operating loss was $3.6 million in the first quarter of 2009 compared to operating income of $2.2 million in the same period in 2008.  Interest expense decreased 34% compared to the first quarter of 2008 due to a lower weighted average effective interest rate between periods.  Loss per share for the first quarter of 2009 was $0.13 per diluted share on a net loss of $6.2 million, compared to a loss of $0.07 per diluted share on a net loss of $3.2 million in the same period in 2008.

Financial Position and Liquidity

Total net receivables decreased 22% to $160.3 million at March 31, 2009 from $206.2 million at March 31, 2008 due primarily to the decrease in net sales and a shift toward more cash sales as a result of our tighter credit policies.  Our allowance for doubtful accounts balance was $13.4 million at March 31, 2009, an increase of $4.0 million over March 31, 2008.  We increased the allowance for doubtful accounts in the second half of 2008 to reflect an increase in our total past due receivable balances year over year.  The allowance for doubtful accounts has decreased approximately $0.3 million from December 31, 2008 to March 31, 2009.  Days sales outstanding (DSO), as calculated on a trailing twelve month basis, was 36.3 days at March 31, 2009 compared to 36.4 days at March 31, 2008.

Our inventory levels decreased 17% to $397.9 million as of March 31, 2009 compared to $476.8 million as of March 31, 2008.  This decrease reflects the ongoing implementation of our inventory rebalancing efforts to reduce inventory levels across all product classes. Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.1 times as of March 31, 2009 compared to 3.5 times as of March 31, 2008.

Total debt outstanding decreased to $381.2 million at March 31, 2009 compared to $396.1 million at March 31, 2008.  Based on early payments we made in the past six months to take advantage of pre-price increase inventory purchases and early payment discounts offered by certain vendors, we expect to realize a comparative cash flow benefit in the second quarter and for the rest of the year.

Current Trends

Continuing adverse economic trends have significantly impacted our industry.  These trends include a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Additionally, general economic conditions are weak, including increasing unemployment and declining Gross Domestic Product (GDP).  Some of the factors that help mitigate the impact of these negative trends on our business include the following:

•
the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with under 20% of our sales and gross profits tied to new pool or irrigation construction in 2008 (as our sales related to new construction activity have declined, the proportion of our net sales represented by maintenance, repair and replacement (MRR) products has increased to over 80%); and

•	we believe our service-oriented model helps us gain market share.

Despite these mitigating factors, the negative trends noted above have significantly impacted a number of our key markets, including California, Florida and Arizona, with a more recent adverse impact in Texas and other states. We estimate that these trends resulted in the following decreases in new pool construction in the United States between 2005 and 2008:

	2008	2007	2006
Units	(60,000)	(50,000)	(10,000)
%	(40)%	(25)%	(5)%

We believe these decreases represent the first three year decline in new pool construction in our industry history.  Since these trends worsened from 2007 through the first quarter of 2009, they had a more pronounced impact on our results for the year ended 2008 and the first quarter of 2009.  Given the current economic conditions, we believe these trends will continue through 2009.  This may result in an even greater impact on new pool construction and consumer spending on outdoor living spaces, which could negatively impact our sales and earnings.

Outlook

We believe the declines in the housing market, consumer credit and general economic conditions have combined to make 2009 an extremely challenging year.  Since maintenance and repair product sales are more seasonally weighted to our most important second and third quarters, we expect that the impact of these sales will partially mitigate much lower new construction and deferred replacement product sales.  As noted in our first quarter 2009 earnings release on April 23, 2009, we believe that Street earnings consensus at that time of $0.95 per diluted share for fiscal 2009 is reasonable.

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

RESULTS OF OPERATIONS

As of March 31, 2009, we conducted operations through 288 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income (Loss) expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2009	2008
Net sales	100.0%	100.0%
Cost of sales	70.6	71.8
Gross profit	29.4	28.2
Selling and administrative expenses	30.7	27.5
Operating income (loss)	(1.3)	0.6
Interest expense, net	1.2	1.5
Loss before income taxes and equity loss	(2.5)	(0.8)

Note:	Due to rounding, percentages may not add to operating income (loss) or loss before income taxes and equity loss.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008, 2007 and 2006.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2009	2008	2009	2008	2009	2008
Net sales	$253,928	$321,281	$22,698	$16,934	$276,626	$338,215

Gross profit	74,909	90,483	6,284	4,871	81,193	95,354
Gross margin	29.5%	28.2%	27.7%	28.8%	29.4%	28.2%

Operating expenses	77,847	87,475	6,992	5,682	84,839	93,157
Expenses as a % of net sales	30.7%	27.2%	30.8%	33.6%	30.7%	27.5%

Operating income (loss)	(2,938)	3,008	(708)	(811)	(3,646)	2,197
Operating margin	(1.2)%	0.9%	(3.1)%	(4.8)%	(1.3)%	0.6%

We exclude the following sales centers from our base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of March 31, 2009):

•	acquired sales centers (10, net of consolidations - see table below);
•	existing sales centers consolidated with acquired sales centers (7);
•	closed sales centers (4);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (1); and
•	sales centers opened in new markets (0).

We generally allocate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales. After 15 months of operations, we include acquired and new market sales centers in the base business calculation including the comparative prior year period.

Since we divested our pool liner manufacturing operation in France in April 2008, we have excluded these operations from base business for the comparative three month period ended March 31, 2008.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Proplas Plasticos, S.L.	November 2008	0	January 2009 – March 2009
National Pool Tile (NPT)	March 2008	9	January 2009 – March 2009 and March 2008
Canswim Pools	March 2008	1	January 2009 – March 2009 and March 2008

The number of sales centers did not change during the quarter ended March 31, 2009.

Net Sales

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Net sales	$276.6	$338.2	$(61.6)	(18)%

The new pool and irrigation construction markets continue to face unprecedented adverse conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  Coupled with the current severely depressed economic environment, these external factors have placed considerable pressure on our top line results.  As a result, our seasonally slow first quarter 2009 sales were negatively impacted as construction activities remained depressed, fewer customers participated in early buy purchase programs and consumers continued to defer discretionary replacement purchases.

Base business sales for the first quarter of 2009 decreased 21% compared to the first quarter of 2008.  This includes a 19% decline on the swimming pool side of the business and a 35% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales.

The overall decrease in net sales was partially offset by increases due to the following:

•	inflationary price increases that we passed through the supply chain;
•
approximately $9.0 million of increased sales for new drains and related safety products as a result of the Virginia Graeme Baker Pool and Spa Safety Act, which became effective in December 2008 and imposes mandatory federal requirements on the manufacture, distribution and/or sale of suction entrapment avoidance devices such as safety drain covers, public pool drain covers and public pool drain systems; and

•	approximately $7.0 million in sales related to our 2008 acquisitions.

Gross Profit

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Gross profit	$81.2	$95.4	$(14.2)	(15)%
Gross margin	29.4%	28.2%

Despite the tough competitive pricing environment, gross margin increased 120 basis points compared to the first quarter of 2008.  The increase in gross margin is primarily attributable to improved pricing and purchasing discipline.  Favorable impacts compared to the same period in 2008 included the following (listed in order of estimated magnitude):

•	increased sales of preferred vendor and Pool Corporation private label products;
•	benefits resulting from pre-price increase inventory purchases made in the second half of 2008;
•	a shift in sales mix to products in the higher margin maintenance and repair market; and
•
higher recognized purchase discounts due to special payment terms offered by certain vendors for early payments we made in the first quarter of 2009 related to 2008 early buy purchases (benefit of approximately 20 basis points).

Operating Expenses

	Three Months Ended March 31,
(in millions)	2009	2008	Change
Operating expenses	$84.8	$93.2	$(8.4)	(9)%
Operating expenses as a percentage of net sales	30.7%	27.5%

The decrease in operating expenses reflects an 11% decline in base business operating expenses compared to the first quarter of 2008.  This decrease is due primarily to the impact of our cost control initiatives including lower payroll related, variable and discretionary expenses. As of March 31, 2009, total headcount decreased 3% since December 31, 2008 and 10% since March 31, 2008, driving a 9% decline in total labor and related costs.  Delivery costs decreased 21% quarter over quarter, which is in line with our decrease in net sales.

The decrease in operating expenses was partially offset by the impact of our acquired sales centers, which had approximately $2.0 million in operating expenses during the first quarter.   Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 34% between periods as a result of our lower weighted average effective interest rate for the period.  The weighted average effective interest rate decreased to 3.3% in the first quarter of 2009 from 5.2% in the same period in 2008. Average debt outstanding levels for the first quarter of 2009 were consistent with those in the first quarter of 2008.

Income Taxes

The income tax benefit was greater in the first quarter of 2009 compared to the first quarter of 2008 due to the increase in the loss before income taxes and equity loss.  Our effective income tax rate was 39.29% for the three months ended March 31, 2009 and 38.50% for the three months ended March 31, 2008.  The increase in the effective income tax rate reflects a change in estimated annual losses from certain foreign operations.

Net Loss and Loss Per Share

Net loss increased to $6.2 million in the first quarter of 2009 from $3.2 million in the first quarter of 2008. This increase includes a $0.5 million increase in net loss from our equity investment in Latham Acquisition Corporation.  Our net loss was $0.13 per diluted share for the first quarter of 2009 compared to a net loss of $0.07 per diluted share for the same period of 2008.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal.  In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance.  Sales are substantially lower during the first and fourth quarters when we may incur net losses.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.  We believe that our debt levels will peak a little earlier in 2009 based on early payments we made in the past six months to take advantage of pre-price increase inventory purchases and early payment discounts offered by certain vendors.

The following table presents certain unaudited quarterly data for the first quarter of 2009, the four quarters of 2008 and the second, third and fourth quarters of 2007.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2009	2008				2007
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$276,626	$258,966	$493,530	$692,972	$338,215	$300,755	$527,434	$726,472
Gross profit	81,193	75,322	141,800	202,752	95,354	79,436	139,803	207,922
Operating income (loss)	(3,646)	(15,328)	38,617	89,990	2,197	(12,796)	39,505	98,433
Net income (loss)	(6,236)	(14,795)	22,060	52,875	(3,184)	(11,589)	21,835	57,794

Balance Sheet Data
Total receivables, net	$160,318	$115,584	$178,927	$278,654	$206,187	$141,117	$200,534	$301,265
Product inventories, net	397,863	405,914	345,944	385,258	476,758	379,663	317,110	388,364
Accounts payable	201,300	173,688	128,329	193,663	333,104	194,178	127,889	229,691
Total debt	381,221	327,792	337,742	441,992	396,110	350,852	406,465	425,599

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
(primarily in the northern half of the US)

While weather conditions in the first quarter of 2009 were generally favorable compared to the same period last year, we did not realize any positive impact on sales given the overriding adverse economic environment.  Temperatures were above average across most of North America in the first quarter of 2009, with below average precipitation throughout most of our markets excluding a much wetter than normal March in the Southeast.  Unfavorable weather delayed the start of the pool season in both 2008 and 2009 in a number of our markets, with the 2009 season adversely impacted by much colder than normal temperatures in the first half of April.

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

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, dividend payments and share repurchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for capital expenditures and share repurchases.

We prioritize our use of cash based on investing in our business, returning money to our shareholders and maintaining a prudent debt structure. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which have averaged approximately 0.5% to 0.75% of net sales historically, but dropped to 0.4% of net sales in 2008 due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board; and
•	repayment of debt.

While we still have our Board authorized share repurchase program in place with $53.0 million of the current authorized amount remaining available as of March 31, 2009, this is not a current priority for the use of cash.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2009	2008
Operating activities	$(45,967)	$(15,440)
Investing activities	(3,881)	(34,577)
Financing activities	48,142	41,354

Cash flow used in operations increased $30.5 million in the first three months of 2009 compared to the same period in 2008.  This change is primarily due to our January 2009 payment of $30.0 million for estimated third and fourth quarter 2008 federal income taxes, which were deferred by the IRS as allowed for taxpayers in areas affected by Hurricane Gustav.  Cash used in investing activities for the three months ended March 31, 2008 included $32.7 million of cash paid for our March 2008 acquisitions.  Cash provided by financing activities in the first three months of 2009 includes $53.4 million of net borrowings under our debt arrangements.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan, with an original principle of $60.0 million).

At March 31, 2009, there was $220.7 million outstanding and $16.9 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 1.8% for the three months ended March 31, 2009.

At March 31, 2009, there was $52.5 million outstanding under the Term Loan of which $16.5 million was classified as current.  The Term Loan amortizes quarterly through December 20, 2010, with the majority of the payments due in 2010.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the three months ended March 31, 2009.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $315.0 million.

In May 2008, we renewed our accounts receivable securitization facility (the Receivables Facility) for one year through May 2009.  On January 15, 2009, we amended our Receivables Facility.  The amendment affected various terms of the existing Receivables Purchase Agreement, including increasing required loss reserves used in calculating the available funding amount, loosening the delinquency and default trigger ratios for our seasonally slower months of October through April, and reducing the facility size from $95.0 million to $75.0 million. The maturity date of the Receivables Facility remains May 2009.  At March 31, 2009, there was $8.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.9%.  We expect to renew or replace the Receivables Facility in May 2009.

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

Financial covenants on our Credit Facility, Notes and Receivables Facility are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of March 31, 2009, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of March 31, 2009, our average total leverage ratio equaled 2.92 (compared to 2.77 as of December 31, 2008) and TTM average total debt was $374.8 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of March 31, 2009, our fixed charge ratio equaled 2.49 (compared to 2.52 as of December 31, 2008) and TTM Rental Expense was $57.9 million.

The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided no default or event of default has occurred and is continuing and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in the acceleration of the maturities of our outstanding debt.  As of March 31, 2009, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility.  We believe we will remain in compliance throughout the rest of the year.

For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2008 Form 10-K.

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

As of April 24, 2009, $53.0 million of the current Board authorized amount under our share repurchase program remained available. While share repurchases are not a current priority, we may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2008.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2008.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2009, our disclosure controls and procedures were effective.

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for more than 80% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends in 2007, 2008 and the first quarter of 2009.  A weakening economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

We have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. During the past five years, we have opened 30 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 9 acquisitions. These acquisitions have added 69 sales centers, net of sales center closings and consolidations within one year of acquisition, and three centralized shipping locations to our distribution networks. In 2007 and 2008, we also closed 6 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2009:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
January 1-31, 2009	—	$—	—	$52,987,067
February 1-28, 2009	3,727	$15.84	—	$52,987,067
March 1-31, 2009	—	$—	—	$52,987,067
Total	3,727	$15.84	—

(1)
Consists of shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain share-based compensation awards and/or the exercise price of stock options granted under our share-based compensation plans.

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

(3)	As of April 24, 2009, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 24.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2009.

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