Form 10-Q
period 2009-06-30
POOL CORP
filed 2009-07-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2009 or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐    NO ☒

At July 24, 2009, there were 48,723,515 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2009	2008		2009	2008

Net sales	$602,082	$692,972		$878,708	$1,031,187
Cost of sales	424,014	490,220		619,447	733,081
Gross profit	178,068	202,752		259,261	298,106
Selling and administrative expenses	96,348	112,762		181,187	205,919
Operating income	81,720	89,990		78,074	92,187
Interest expense, net	3,150	5,087		6,477	10,111
Income before income taxes and equity earnings (losses)	78,570	84,903		71,597	82,076
Provision for income taxes	30,878	32,811		28,138	31,722
Equity earnings (losses) in unconsolidated investments, net	674	783		(1,329)	(663)
Net income	$48,366	$52,875		$42,130	$49,691

Earnings per share:
Basic	$1.00	$1.11		$0.87	$1.04
Diluted	$0.99	$1.08	(1)	$0.87	$1.02
Weighted average shares outstanding:
Basic	48,536	47,823	(1)	48,412	47,736	(1)
Diluted	48,844	48,776	(1)	48,654	48,562	(1)

Cash dividends declared per common share	$0.13	$0.13		$0.26	$0.25

                                                 (1)  As adjusted – see Note 2.

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Consolidated Balance Sheets
(Unaudited)
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2009	2008	2008

Assets
Current assets:
Cash and cash equivalents	$41,727	$26,453	$15,762
Receivables, net	50,981	75,563	16,311
Receivables pledged under receivables facility	182,307	203,091	99,273
Product inventories, net	325,198	385,258	405,914
Prepaid expenses and other current assets	8,219	11,376	7,676
Deferred income taxes	11,908	9,139	11,908
Total current assets	620,340	710,880	556,844

Property and equipment, net	34,163	33,892	33,048
Goodwill	170,601	167,352	169,569
Other intangible assets, net	12,471	14,480	13,339
Equity interest investments	28,886	32,839	31,157
Other assets, net	28,438	25,612	26,949
Total assets	$894,899	$985,055	$830,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$194,004	$193,663	$173,688
Accrued expenses and other current liabilities	61,355	70,755	61,701
Short-term financing	25,000	121,492	20,792
Current portion of long-term debt and other long-term liabilities	27,114	4,633	6,111
Total current liabilities	307,473	390,543	262,292

Deferred income taxes	20,079	17,527	20,032
Long-term debt	282,015	316,000	301,000
Other long-term liabilities	6,145	6,455	5,848
Total liabilities	615,712	730,525	589,172

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 48,650,531, 47,840,233 and 48,218,872
shares issued and outstanding at June 30, 2009,
June 30, 2008 and December 31, 2008, respectively	49	47	48
Additional paid-in capital	194,604	180,207	189,665
Retained earnings	83,875	66,076	54,407
Accumulated other comprehensive income (loss)	659	8,200	(2,386)
Total stockholders’ equity	279,187	254,530	241,734
Total liabilities and stockholders’ equity	$894,899	$985,055	$830,906

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2009	2008

Operating activities
Net income	$42,130	$49,691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	4,492	4,804
Amortization	1,307	2,149
Share-based compensation	2,935	4,269
Excess tax benefits from share-based compensation	(607)	(1,652)
Equity losses in unconsolidated investments	2,230	1,158
Other	(4,400)	(1,501)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(115,166)	(132,735)
Product inventories	80,414	8,995
Accounts payable	20,316	(2,606)
Other current assets and liabilities	1,960	32,266
Net cash provided by (used in) operating activities	35,611	(35,162)

Investing activities
Acquisition of businesses, net of cash acquired	(381)	(32,840)
Divestiture of business	—	724
Purchase of property and equipment, net of sale proceeds	(5,866)	(3,611)
Net cash used in investing activities	(6,247)	(35,727)

Financing activities
Proceeds from revolving line of credit	178,237	190,100
Payments on revolving line of credit	(173,222)	(150,625)
Proceeds from asset-backed financing	42,000	73,335
Payments on asset-backed financing	(37,792)	(20,170)
Payments on long-term debt and other long-term liabilities	(3,076)	(1,591)
Payments of deferred financing costs	(305)	(22)
Payments of capital lease obligations	—	(251)
Excess tax benefits from share-based compensation	607	1,652
Proceeds from issuance of common stock under share-based compensation plans	1,399	2,289
Payments of cash dividends	(12,601)	(11,951)
Purchases of treasury stock	(59)	(1,263)
Net cash provided by (used in) financing activities	(4,812)	81,503
Effect of exchange rate changes on cash	1,413	14
Change in cash and cash equivalents	25,965	10,628
Cash and cash equivalents at beginning of period	15,762	15,825
Cash and cash equivalents at end of period	$41,727	$26,453

The accompanying Notes are an integral part of the Consolidated Financial Statements

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as POOL, we, us or our) prepared the unaudited interim Consolidated Financial Statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted.  The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2008 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and six month periods ended June 30, 2009 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2009.

As discussed in Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K, in the fourth quarter of 2008 we revised our estimation process for determining the deferred gross profit amount related to our equity method investment in Latham Acquisition Corporation (LAC).  If we had applied the current deferral calculation methodology to our share of LAC’s results for the second quarter and six months ended June 30, 2008, the amount of recognized equity earnings would have been higher by approximately $1.4 million.

On June 30, 2009, we adopted Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards (SFAS) 165, Subsequent Events, which establishes standards of accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued.  In accordance with this statement, we have evaluated subsequent events through July 30, 2009 which is the date these financial statements were available to be issued.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option awards.

On January 1, 2009, we adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.  This FSP states that unvested share-based payment awards that contain non-forfeitable rights to dividends (such as our unvested restricted stock awards) are participating securities and should be included in the computation of both basic and diluted earnings per share.  According to the provisions of FSP EITF 03-6-1, we now include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation and have adjusted prior period basic and diluted weighted average common shares outstanding to reflect the retrospective adoption of this FSP.  The adoption of FSP EITF 03-6-1 resulted in a $0.01 decrease in our diluted earnings per share for the second quarter of 2008, but did not change our diluted earnings per share for the six months ended June 30, 2008.

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended June 30,			Six Months Ended June 30,
	2009	2008		2009	2008
Net income	$48,366	$52,875		$42,130	$49,691

Weighted average common shares outstanding:
Basic	48,536	47,823	(1)	48,412	47,736	(1)
Effect of dilutive securities:
Stock options	304	948		238	821
Employee stock purchase plan	4	5		4	5
Diluted	48,844	48,776	(1)	48,654	48,562	(1)

Basic earnings per share	$1.00	$1.11		$0.87	$1.04
Diluted earnings per share	$0.99	$1.08	(1)	$0.87	$1.02

                                                 (1)  As adjusted for adoption of FSP EITF 03-6-1.

The weighted average diluted shares outstanding for both the three and six months ended June 30, 2009 exclude stock options to purchase 3,382,543 shares.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.  In 2008, the weighted average diluted shares outstanding for the three and six months ended June 30, 2008 excluded stock options to purchase 2,175,787 shares and 3,013,237 shares, respectively, for the same reason.

Note 3 – Acquisitions

In November 2008, we acquired certain assets and liabilities of Proplas Plasticos, S.L. (Proplas), a distributor of swimming pool products and irrigation and plumbing supplies in Madrid, Spain.  We consolidated Proplas’ business with our existing sales center operations in Madrid and have included the results of operations for Proplas in our Consolidated Financial Statements since the acquisition date.  We have recorded initial purchase price allocations for our acquisition of Proplas subject to adjustments in accordance with the transaction documents finalized in April 2009.  We will finalize any adjustments to these preliminary allocations by the fourth quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

Note 4 – Debt

In May 2009, we amended the Receivables Purchase Agreement under our accounts receivable securitization facility (the Receivables Facility) to extend the termination date to August 19, 2009, to increase the required reserves used in calculating the available funding amount and to loosen the delinquency and default trigger ratios.  The Receivables Facility now has a reduced borrowing capacity of up to $25.0 million.

Please refer to Note 6 – Fair Value Measurements and Interest Rate Swaps for discussion of our interest rate swap agreements.

Note 5 – Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  The table below presents comprehensive income for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Comprehensive income	$51,686	$56,285	$45,175	$50,187

A rollforward of the components of Accumulated other comprehensive income (loss) for the current six month period ended June 30, 2009 is presented below (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps (1)	Total
Balance at December 31, 2008	$2,821	$(5,207)	$(2,386)
Net change	1,413	1,632	3,045
Balance at June 30, 2009	$4,234	$(3,575)	$659

                               (1) Change shown net of tax of $948.

Note 6 – Fair Value Measurements and Interest Rate Swaps

FASB SFAS 157, Fair Value Measurements, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

We have two interest rate swap agreements currently in effect that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes) and our variable rate Term Loan under our unsecured syndicated senior credit facility (the Credit Facility).  We have an interest rate swap agreement that converts the variable interest rate on the Notes to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in 2010.  This swap agreement terminates on February 12, 2012.  Our other interest rate swap agreement converts the variable interest rate on the Term Loan to a fixed rate of 2.4% on the initial notional amount, which will decrease as payments are made on the Term Loan until maturity on December 20, 2010.

In April 2009, we entered into a new interest rate swap agreement with an effective date of January 27, 2010.  The purpose of the swap is to reduce our exposure to fluctuations in interest rates on our $240.0 million five-year revolving credit facility (the Revolver), which is part of the Credit Facility.  This swap agreement will convert the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million, and terminates on January 27, 2012.

We record any differences paid or received on our interest rate swaps as adjustments to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to Accumulated other comprehensive income (loss).  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.  The table below presents the fair value of our swap agreements as of June 30, 2009 (in thousands):

Balance Sheet Line Items	Unrealized Gains (Losses)
Prepaid expenses and other current assets	$392
Accrued expenses and other current liabilities	(6,279)

Failure of our swap counterparties would result in the loss of any potential benefit to us under our swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying our debt agreements.  Additionally, failure of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we continue to be in a net pay position.

As discussed in Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K, the carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2008 Annual Report on Form 10-K.  For a discussion of our base business calculations, see page 11 under the RESULTS OF OPERATIONS section.

OVERVIEW

Financial Results

In what is arguably the most challenging market environment ever experienced by our industry, our focus on optimizing gross margin, right-sizing expenses relative to sales levels and improving working capital management is evidenced by our higher operating margin in the second quarter of 2009 and significantly better cash generation.  We believe our dedicated team, industry leading programs and market penetration initiatives have also enabled us to gain market share in these difficult times.

Net sales decreased 13% compared to the second quarter of 2008 due to reduced new pool and irrigation construction activity, deferred discretionary replacement activity and unfavorable weather and currency fluctuations.  This reduction was partially offset by an increase in certain maintenance and repair product sales.

Gross profit as a percentage of net sales (gross margin) improved 30 basis points in the second quarter of 2009 as a result of a favorable shift in sales mix, an increase in sales of Pool Corporation private label products and continuous improvement in margin management practices.

Selling and administrative expenses (operating expenses) decreased 15% in the second quarter of 2009 compared to the second quarter of 2008, including a 14% decrease in base business operating expenses.  This decrease is attributable to the impact of cost control initiatives on payroll related and variable expenses (including lower incentive compensation) and reduced freight costs.

While operating income declined 9% compared to the second quarter of 2008, operating income as a percentage of net sales (operating margin) improved by 60 basis points to 13.6% for the current quarter.  Average debt levels decreased by $76.1 million quarter over quarter.  Coupled with a lower weighted average effective interest rate, interest expense decreased 38% compared to the same period in 2008.

Earnings per share for the second quarter of 2009 was $0.99 per diluted share on net income of $48.4 million, compared to $1.08 per diluted share on net income of $52.9 million for the second quarter of 2008.

Financial Position and Liquidity

Total net receivables decreased 16% to $233.3 million at June 30, 2009 from $278.7 million at June 30, 2008 due primarily to the decrease in sales and a shift toward more cash sales as a result of our tighter credit policies.  Our allowance for doubtful accounts balance was approximately $12.5 million at June 30, 2009, an increase of $2.8 million over June 30, 2008.  We increased the allowance for doubtful accounts in the second half of 2008 to reflect an increase in our total past due receivable balances year over year.  The allowance for doubtful accounts decreased approximately $1.2 million from December 31, 2008, primarily due to write-offs of certain accounts that were fully reserved.  Days sales outstanding (DSO) decreased between periods to 36.1 days at June 30, 2009 compared to 36.4 days at June 30, 2008.

Our inventory levels decreased 16% to $325.2 million as of June 30, 2009 compared to $385.3 million as of June 30, 2008.  This decrease reflects our focus on optimizing inventory levels across all product classes. Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.0 times as of June 30, 2009 compared to 3.4 times as of June 30, 2008.

Total debt outstanding decreased to $334.0 million at June 30, 2009 compared to $442.0 million at June 30, 2008.  This decrease is a result of our improved cash generation, which frees up additional debt capacity and lowers our borrowing costs.

Current Trends

Continuing adverse economic trends have significantly impacted our industry.  These trends include a slowdown in the domestic housing market, with lower housing turnover, sharp drops in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Additionally, general economic conditions are weak, including increasing unemployment and declining Gross Domestic Product (GDP).  Some of the factors that help mitigate the impact of these negative trends on our business include the following:

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

Despite these mitigating factors, the negative trends noted above have significantly impacted a number of our key markets, including California, Florida and Arizona, with a more recent adverse impact in Texas and other states. We estimate that these trends resulted in the following decreases in new pool construction in the United States since peaking in 2005 at approximately 210,000 new units:

	2008	2007	2006
Units	(60,000)	(50,000)	(10,000)
%	(40)%	(25)%	(5)%

We believe these decreases represent the first three year decline in new pool construction in our industry history.  These trends have continued in 2009 and we estimate they will result in a further decrease in new pool construction of approximately 35,000 units, or 40%.  Since these trends worsened from 2007 through the second quarter of 2009, they had a more pronounced impact on our results for the year ended 2008 and the first half of 2009.  However, as evidenced by our second quarter sales in Florida being flat quarter over quarter, we believe these trends have begun to level off in the major pool markets first impacted by the housing market downturn.

Outlook

Based on the challenging market environment, we expect sales in the second half of 2009 will be down compared to the same period in 2008.  We anticipate that third quarter sales will decline at a similar rate to the second quarter of 2009, with a modest improvement in the fourth quarter compared to 2008 based on easier sales comparisons.  We expect third quarter 2009 gross margins will be similar to those in the third quarter of 2008, although we believe gross margins may drop off modestly in the fourth quarter of 2009 given tougher comparisons to the fourth quarter of 2008.  The rate of our expense reductions should moderate in the second half of 2009 as we lap some of the impact of cost measures implemented in 2008.  For the full year, we expect our equity losses from our investment in LAC could be $3 to $4 million.  Altogether, we anticipate our full year 2009 earnings will be in the range of $1.00 to $1.05 per diluted share excluding any potential one-time charges.

We expect the improvement in cash provided by operations for the six months ended June 30, 2009 will level off in the second half of 2009 due to the payment of our 2009 estimated federal income tax payments and the anticipated impact of payments on certain projected early buy purchases.  Overall, we expect cash provided by operations will approach $100.0 million for fiscal 2009.

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

RESULTS OF OPERATIONS

As of June 30, 2009, we conducted operations through 287 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	70.7	70.5	71.1
Gross profit	29.6	29.3	29.5	28.9
Selling and administrative expenses	16.0	16.3	20.6	20.0
Operating income	13.6	13.0	8.9	8.9
Interest expense, net	0.5	0.7	0.7	1.0
Income before income taxes and equity earnings (losses)	13.0%	12.3%	8.1%	8.0%

Note:	Due to rounding, percentages may not add to income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008, 2007 and 2006.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Net sales	$576,870	$666,463	$25,212	$26,509	$602,082	$692,972

Gross profit	171,119	194,388	6,949	8,364	178,068	202,752
Gross margin	29.7%	29.2%	27.6%	31.6%	29.6%	29.3%

Operating expenses	91,181	105,810	5,167	6,952	96,348	112,762
Expenses as a % of net sales	15.8%	15.9%	20.5%	26.2%	16.0%	16.3%

Operating income	79,938	88,578	1,782	1,412	81,720	89,990
Operating margin	13.9%	13.3%	7.1%	5.3%	13.6%	13.0%

We have excluded the following acquisitions from base business for the periods identified, including the periods covered in the base business table on page 14 under the heading “Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008”:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Proplas Plasticos, S.L.	November 2008	0	January 2009 – June 2009
National Pool Tile (NPT) (1)	March 2008	8	January – May 2009 and March – May 2008
Canswim Pools	March 2008	1	January – May 2009 and March – May 2008

(1)	We acquired 15 NPT sales centers and have consolidated 7 of these with existing sales centers, including 4 in March 2008, 2 in the second quarter of 2008 and 1 in April 2009.

We exclude the following sales centers from base business results for a period of 15 months:

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers;
•	closed sales centers;
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business; and
•	sales centers opened in new markets.

As of June 30, 2009, four closed sales centers and one existing sales center that was consolidated with an acquired sales center were excluded from base business.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during the quarter ended June 30, 2009:

March 31, 2009	288
Consolidation of acquired locations	(1)
June 30, 2009	287

Net Sales

	Three Months Ended June 30,
(in millions)	2009	2008	Change
Net sales	$602.1	$693.0	$(90.9)	(13)%

The decrease in net sales is primarily due to the current adverse economic trends, which have led to further declines in new pool and irrigation construction activity and deferred discretionary replacement purchases by consumers.  Base business sales for the second quarter of 2009 were down 13% compared to the second quarter of 2008.  This includes an 11% decline on the swimming pool side of the business and a 37% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales.  Weather was also unfavorable during the quarter (especially in the Midwest and Northeast where a cold and wet start to the summer season adversely impacted sales) and unfavorable currency fluctuations resulted in a decrease in sales of approximately 2%.

The overall decrease in net sales was partially offset by the following:

•	estimated inflationary price increases of approximately 4% overall that we passed through the supply chain;
•	increased sales of certain maintenance and parts products, including a 9% increase in chemical sales due to price increases and slightly higher sales volumes; and
•
approximately $8.0 million of increased sales for new drains and related safety products as a result of the Virginia Graeme Baker Pool and Spa Safety Act (VGB Act), which became effective in December 2008 and imposes mandatory federal requirements on the manufacture, distribution and/or sale of suction entrapment avoidance devices such as safety drain covers, public pool drain covers and public pool drain systems.

Gross Profit

	Three Months Ended June 30,
(in millions)	2009	2008	Change
Gross profit	$178.1	$202.8	$(24.7)	(12)%
Gross margin	29.6%	29.3%

Despite the tough competitive pricing environment, gross margin increased 30 basis points compared to the second quarter of 2008.  The increase in gross margin is attributable to a shift in sales mix to products in the higher margin maintenance and repair market, increased sales of preferred vendor and Pool Corporation private label products and improved pricing and purchasing discipline.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2009	2008	Change
Operating expenses	$96.4	$112.8	$(16.4)	(15)%
Operating margin	16.0%	16.3%

The decrease in operating expenses reflects a 14% decline in base business operating expenses compared to the second quarter of 2008.  This decrease is due primarily to the impact of our cost control initiatives including lower payroll related, variable and discretionary expenses.  Salary expenses declined 16%, reflecting a 10% reduction in headcount compared to June 30, 2008 and a $4.3 million decrease in incentive compensation costs.  Delivery costs decreased 28% quarter over quarter, including $1.3 million in lower vehicle operating expenses (including lower fuel costs and fewer delivery vehicles) and $0.7 million in reduced vehicle rental expenses.

Interest Expense

Interest expense decreased 38% between periods due to the impact of much lower debt levels combined with a lower weighted average effective interest rate for the period.  The weighted average effective interest rate decreased to 3.1% in the second quarter of 2009 from 4.4% in the same period in 2008. Average debt outstanding was 18% lower in the second quarter of 2009.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings.  Our effective income tax rate was 39.30% for the three months ended June 30, 2009 and 38.65% for the three months ended June 30, 2008.

Net Income and Earnings Per Share

Net income decreased 9% to $48.4 million in the second quarter of 2009, while earnings per share decreased to $0.99 per diluted share compared to $1.08 for the second quarter of 2008.

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2009	2008	2009	2008	2009	2008
Net sales	$830,755	$987,832	$47,953	$43,355	$878,708	$1,031,187

Gross profit	246,060	284,926	13,201	13,180	259,261	298,106
Gross margin	29.6%	28.8%	27.5%	30.4%	29.5%	28.9%

Operating expenses	169,358	193,402	11,829	12,517	181,187	205,919
Expenses as a % of net sales	20.4%	19.6%	24.7%	28.9%	20.6%	20.0%

Operating income	76,702	91,524	1,372	663	78,074	92,187
Operating margin	9.2%	9.3%	2.9%	1.5%	8.9%	8.9%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 11 under the heading “Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008”.

Since we divested our pool liner manufacturing operation in France at the beginning of April 2008, we have excluded these operations from base business for the comparative three month period ended March 31, 2008.

Net Sales

	Six Months Ended June 30,
(in millions)	2009	2008	Change
Net sales	$878.7	$1,031.2	$(152.5)	(15)%

The new pool and irrigation construction markets continue to face unprecedented adverse conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  Coupled with the current severely depressed economic environment, these external factors have placed considerable pressure on our top line results.  As a result, our sales were negatively impacted as construction activities remained depressed, fewer customers participated in early buy purchase programs and consumers continued to defer discretionary replacement purchases.  Unfavorable weather and currency fluctuations also had an adverse impact on sales for the first six months of 2009.

Base business sales for the first half of 2009 decreased 16% compared to the first half of 2008.  This includes a 13% decline on the swimming pool side of the business and a 36% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales.

The overall decrease in net sales was partially offset by the following:

•	estimated inflationary price increases of approximately 3% that we passed through the supply chain;
•	approximately $17.0 million of increased sales for new drains and related safety products as a result of the VGB Act;
•	higher sales of certain maintenance and repair products, including an 8% increase in chemical sales; and
•	approximately $7.0 million in first quarter sales related to our 2008 acquisitions.

Gross Profit

	Six Months Ended June 30,
(in millions)	2009	2008	Change
Gross profit	$259.3	$298.1	$(38.8)	(13)%
Gross margin	29.5%	28.9%

Despite the tough competitive pricing environment, gross margin improved 60 basis points compared to the first half of 2008.  The increase in gross margin is attributable to a shift in sales mix to products in the higher margin maintenance and repair market and specific margin improvement initiatives.  Favorable impacts compared to the same period in 2008 included the following (listed in order of estimated magnitude):

•	increased sales of preferred vendor and Pool Corporation private label products;
•	benefits resulting from pre-price increase inventory purchases made in the second half of 2008; and
•	higher recognized purchase discounts due to special payment terms offered by certain vendors for early payments we made in the first quarter of 2009 related to 2008 early buy purchases.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2009	2008	Change
Operating expenses	$181.2	$205.9	$(24.7)	(12)%
Operating margin	20.6%	20.0%

The decrease in operating expenses reflects a 12% decline in base business operating expenses due primarily to the impact of our cost control initiatives, including lower payroll related, variable and discretionary expenses.  Total headcount as of June 30, 2009 decreased 10% compared to June 30, 2008, driving a 13% decline in total labor and related costs.  Delivery expenses declined 26%, reflecting lower delivery volumes and decreases in both vehicle operating expenses (including lower fuel costs) and vehicle rental expenses.

The decrease in operating expenses was partially offset by the impact of our acquired sales centers, which had approximately $2.0 million in operating expenses during the first quarter.   Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 36% between periods due to the decrease in our weighted average effective interest rate for the period and a 10% lower average outstanding debt balance.  The weighted average effective interest rate decreased to 3.1% in the first six months of 2009 from 4.8% in the same period in 2008.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity losses.  Our effective income tax rate was 39.30% for the six months ended June 30, 2009 and 38.65% for the six months ended June 30, 2008.

Net Income and Earnings Per Share

Net income decreased 15% to $42.1 million in the first six months of 2009 compared to the first six months of 2008.  In the first half of 2009, we recognized $1.4 million in net equity losses from our investment in LAC.  Earnings per share for the first six months of 2009 decreased to $0.87 per diluted share compared to $1.02 in the first six months of 2008.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal.  In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance.  Sales are substantially lower during the first and fourth quarters, when we may incur net losses.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.  Our debt levels peaked a little earlier in 2009 based on early payments we made in the past six months to take advantage of pre-price increase inventory purchases and early payment discounts offered by certain vendors.

The following table presents certain unaudited quarterly data for the first and second quarters of 2009, the four quarters of 2008 and the third and fourth quarters of 2007.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2009		2008				2007
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$602,082	$276,626	$258,966	$493,530	$692,972	$338,215	$300,755	$527,434
Gross profit	178,068	81,193	75,322	141,800	202,752	95,354	79,436	139,803
Operating income (loss)	81,720	(3,646)	(15,328)	38,617	89,990	2,197	(12,796)	39,505
Net income (loss)	48,366	(6,236)	(14,795)	22,060	52,875	(3,184)	(11,589)	21,835

Balance Sheet Data
Total receivables, net	$233,288	$160,318	$115,584	$178,927	$278,654	$206,187	$141,117	$200,534
Product inventories, net	325,198	397,863	405,914	345,944	385,258	476,758	379,663	317,110
Accounts payable	194,004	201,300	173,688	128,329	193,663	333,104	194,178	127,889
Total debt	334,015	381,221	327,792	337,742	441,992	396,110	350,852	406,465

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation products

Unseasonably cool weather or extraordinary amounts of rain	•	Fewer pool and landscape installations
	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus increasing our sales
(primarily in the northern half of the US)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus decreasing our sales
(primarily in the northern half of the US)

In the second quarter of 2009, weather conditions were unfavorable overall and adversely impacted sales due to the following:

•	cooler than normal temperatures in April, resulting in a slower start to the pool season in most markets;
•	cold and wet conditions in the Midwest and Northeast; and
•	colder than average temperatures and above average precipitation in the Southwest during June.

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

While we still have our Board authorized share repurchase program in place with $53.0 million of the current authorized amount remaining available as of July 24, 2009, this is not a current priority for the use of cash.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2009	2008
Operating activities	$35,611	$(35,162)
Investing activities	(6,247)	(35,727)
Financing activities	(4,812)	81,503

Cash flow provided by operations in the first half of 2009 reflects an increase of $70.8 million compared to the same period in 2008.  This increase is due to favorable impacts from changes in working capital balances, primarily the reduction of inventory levels.  This increase includes the negative impact of our $30.0 million deferred federal income tax payment made in January 2009.  During the first six months of 2008, the higher cash used in investing activities reflects our March 2008 acquisitions.  Cash used in financing activities for the first six months of 2009 includes a decrease of approximately $85.0 million in net debt borrowings compared to the same period in 2008, primarily due to the improvement in cash provided by operations.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan), with an original principal amount of $60.0 million.

At June 30, 2009, there was $158.0 million outstanding and $80.4 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 1.8% for the six months ended June 30, 2009.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement will convert the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap has an effective date of January 27, 2010 and will terminate on January 27, 2012.

At June 30, 2009, there was $51.0 million outstanding under the Term Loan of which $27.0 million is classified as current.  The Term Loan has remaining principal payments of $1.5 million per quarter in the second half of 2009 and $12.0 million per quarter in 2010.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the six months ended June 30, 2009.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders, by up to $75.0 million, to a total of $315.0 million.

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

In May 2009, we amended the Receivables Purchase Agreement under our accounts receivable securitization facility (the Receivables Facility) to extend the termination date to August 19, 2009, to increase the required reserves used in calculating the available funding amount and to loosen the delinquency and default trigger ratios.  The Receivables Facility now has a reduced borrowing capacity of up to $25.0 million.  At June 30, 2009, there was $25.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.9%.  We do not expect to renew the Receivables Facility when it expires in August 2009.

Financial covenants on our Credit Facility, Notes and Receivables Facility are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of June 30, 2009, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of June 30, 2009, our average total leverage ratio equaled 2.97 (compared to 2.92 as of March 31, 2009) and the TTM average total debt amount used in this calculation was $353.9 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of June 30, 2009, our fixed charge ratio equaled 2.43 (compared to 2.49 as of March 31, 2009) and TTM Rental Expense was $58.0 million.

The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided no default or event of default has occurred and is continuing and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in the acceleration of the maturities of our outstanding debt.  As of June 30, 2009, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility, our Notes and our Receivables Facility.  We believe we will remain in compliance throughout the rest of the year.

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

As of July 24, 2009, $53.0 million of the current Board authorized amount under our share repurchase program remained available. While share repurchases are not a current priority, we may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2008 that affect fiscal 2009.

In April 2009, we entered into a new interest rate swap agreement with an effective date of January 27, 2010.  The purpose of the swap is to reduce our exposure to fluctuations in interest rates on the Revolver.   This swap agreement will convert the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million, and terminates on January 27, 2012.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2008.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2009, our disclosure controls and procedures were effective.

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for more than 80% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between 2007 and the first half of 2009.  A weakening economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 15%, 10% and 9%, respectively, of the costs of products we sold in 2008. A decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to other distributors, retail customers or end user consumers could also adversely affect our business. We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

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

We have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. During the past five years, we have opened 29 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 9 acquisitions. These acquisitions have added 69 sales centers, net of sales center closings and consolidations within one year of acquisition, and 3 centralized shipping locations to our distribution networks. In 2007 and 2008, we also closed 6 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2009:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
April 1-30, 2009	—	$—	—	$52,987,067
May 1-31, 2009	—	$—	—	$52,987,067
June 1-30, 2009	—	$—	—	$52,987,067
Total	—	$—	—

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the second quarter of 2009.

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

(3)	As of July 24, 2009, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Stockholders held on May 5, 2009, the following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next Annual Meeting of Stockholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
Andrew W. Code	44,123,266	1,131,046
James J. Gaffney	44,264,262	990,049
George T. Haymaker	44,593,099	661,213
Manuel J. Perez de la Mesa	44,497,265	757,046
Wilson B. Sexton	44,318,594	935,718
Harlan F. Seymour	44,967,234	287,078
Robert C. Sledd	44,103,872	1,150,439
John E. Stokely	44,779,885	474,426

2.	To approve an amendment to the 2007 Long-Term Incentive Plan of Pool Corporation.

For	28,318,427
Against	11,239,737
Abstain	2,081,599

3.	To ratify the appointment of Ernst & Young LLP, certified public accountants, as our independent registered public accounting firm for the fiscal year ending December 31, 2009.

For	44,641,691
Against	605,720
Abstain	6,900

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 27.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2009.

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
10.1
Amendment No. 14 to Receivables Purchase Agreement dated as of May 19, 2009, among SCP Distributors LLC, Superior Commerce LLC, JS Siloed Trust, and JPMorgan Chase Bank, N.A. f/k/a Bank One, NA (Main Office Chicago).
			8-K	000-26640	05/19/2009

31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X