Form 10-Q
period 2009-09-30
POOL CORP
filed 2009-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2009 or

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

At October 23, 2009, there were 48,956,905 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2009

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2009	2008		2009	2008

Net sales	$430,054	$493,530		$1,308,762	$1,524,717
Cost of sales	306,660	351,730		926,107	1,084,811
Gross profit	123,394	141,800		382,655	439,906
Selling and administrative expenses	91,252	103,183		272,439	309,102
Operating income	32,142	38,617		110,216	130,804
Interest expense, net	2,504	4,589		8,981	14,700
Income before income taxes and equity earnings (loss)	29,638	34,028		101,235	116,104
Provision for income taxes	11,648	13,675		39,786	45,397
Equity earnings (loss) in unconsolidated investments, net	(27,312)	1,707		(28,641)	1,044
Net income (loss)	$(9,322)	$22,060		$32,808	$71,751

Earnings (loss) per share:
Basic	$(0.19)	$0.46		$0.68	$1.50
Diluted	$(0.19)	$0.45		$0.67	$1.47
Weighted average shares outstanding:
Basic	48,799	47,925	(1)	48,543	47,799	(1)
Diluted	48,799	49,104	(1)	48,863	48,785	(1)

Cash dividends declared per common share	$0.13	$0.13		$0.39	$0.38

                                                (1)  As adjusted – see Note 2.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	September 30,	September 30,	December 31,
	2009	2008	2008 (2)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,442	$25,278	$15,762
Receivables, net	149,733	45,426	16,311
Receivables pledged under receivables facility	-	133,501	99,273
Product inventories, net	318,177	345,944	405,914
Prepaid expenses and other current assets	6,622	7,915	7,676
Deferred income taxes	11,904	9,139	11,908
Total current assets	516,878	567,203	556,844

Property and equipment, net	32,158	32,895	33,048
Goodwill	170,291	167,376	169,569
Other intangible assets, net	12,058	13,519	13,339
Equity interest investments	978	35,592	31,157
Other assets, net	28,596	25,299	26,949
Total assets	$760,959	$841,884	$830,906

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$137,761	$128,329	$173,688
Accrued expenses and other current liabilities	54,016	80,636	61,701
Short-term financing	-	58,392	20,792
Current portion of long-term debt and other long-term liabilities	37,669	5,369	6,111
Total current liabilities	229,446	272,726	262,292

Deferred income taxes	19,391	18,608	20,032
Long-term debt	235,800	274,100	301,000
Other long-term liabilities	6,514	6,225	5,848
Total liabilities	491,151	571,659	589,172

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 48,941,324, 47,931,394 and
48,218,872 shares issued and outstanding at
September 30, 2009, September 30, 2008 and
December 31, 2008, respectively	49	47	48
Additional paid-in capital	200,492	183,677	189,665
Retained earnings	67,099	79,920	54,407
Accumulated other comprehensive income (loss)	2,168	6,581	(2,386)
Total stockholders’ equity	269,808	270,225	241,734
Total liabilities and stockholders’ equity	$760,959	$841,884	$830,906

                                                (2)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2009	2008

Operating activities
Net income	$32,808	$71,751
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,764	7,182
Amortization	1,872	3,196
Share-based compensation	4,708	5,493
Excess tax benefits from share-based compensation	(2,194)	(2,452)
Equity (earnings) loss in unconsolidated investments	30,064	(1,635)
Goodwill impairment	310	-
Other	(5,471)	1,393
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(31,509)	(33,908)
Product inventories	87,183	47,545
Accounts payable	(35,927)	(67,940)
Other current assets and liabilities	(1,533)	45,910
Net cash provided by operating activities	87,075	76,535

Investing activities
Acquisition of businesses, net of cash acquired	(381)	(32,891)
Divestiture of business	-	1,165
Purchase of property and equipment, net of sale proceeds	(6,170)	(4,999)
Net cash used in investing activities	(6,551)	(36,725)

Financing activities
Proceeds from revolving line of credit	339,037	276,826
Payments on revolving line of credit	(368,237)	(277,751)
Proceeds from asset-backed financing	57,000	73,335
Payments on asset-backed financing	(77,792)	(83,270)
Payments on long-term debt and other long-term liabilities	(4,618)	(2,385)
Payments of deferred financing costs	(305)	(22)
Payments of capital lease obligations	-	(251)
Excess tax benefits from share-based compensation	2,194	2,452
Proceeds from issuance of common stock under share-based compensation plans	3,926	3,736
Payments of cash dividends	(18,945)	(18,187)
Purchases of treasury stock	(1,171)	(3,244)
Net cash used in financing activities	(68,911)	(28,761)
Effect of exchange rate changes on cash	3,067	(1,596)
Change in cash and cash equivalents	14,680	9,453
Cash and cash equivalents at beginning of period	15,762	15,825
Cash and cash equivalents at end of period	$30,442	$25,278

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

A description of our significant accounting policies is included in our 2008 Annual Report on Form 10-K. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and nine month periods ended September 30, 2009 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2009.

We have evaluated subsequent events through October 30, 2009, which is the date these financial statements were available to be issued.

Equity Method Investments

As discussed in Note 1 to the Consolidated Financial Statements in our 2008 Annual Report on Form 10-K, we account for our 38% investment in Latham Acquisition Corporation (LAC) using the equity method of accounting.  We recorded an $0.8 million equity loss related to our share of LAC’s net loss from ongoing operations for July and August 2009.  As of September 1, 2009, LAC performed an interim goodwill and other intangible asset impairment test and recorded a non-cash impairment charge in accordance with GAAP.  Since our pro rata share of this impairment charge exceeded our equity investment balance, we recognized a $26.5 million equity loss equal to our equity investment balance as of September 1, 2009.  As a result of LAC’s impairment charge, the recorded value of our investment in LAC is now zero and we do not expect to record additional equity earnings or losses from LAC for the foreseeable future.  We have not recognized any tax benefits related to the write-down of our equity investment in LAC.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168).  The Accounting Standards Codification (ASC) is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This ASC topic supersedes all existing non-SEC accounting and reporting standards. All other non-SEC accounting literature excluded from the ASC will become non-authoritative.  SFAS 168, as codified by ASC 105, is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 impacted our financial statement disclosures, but did not affect our consolidated financial position or results of operations.

Note 2 – Earnings (Loss) Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option awards.

On January 1, 2009, we adopted FASB Staff Position (FSP) Emerging Issues Task Force (EITF) 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, as codified by ASC 260-10-45-61A.  This ASC topic states that unvested share-based payment awards that contain non-forfeitable rights to dividends (such as our unvested restricted stock awards) are participating securities and should be included in the computation of both basic and diluted earnings per share.  According to the provisions of this ASC topic, we now include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation and have adjusted prior period basic and diluted weighted average common shares outstanding to reflect the retrospective adoption of this standard.  The adoption of this ASC topic did not change our basic or diluted earnings per share for the three or nine months ended September 30, 2008.

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended September 30,			Nine Months Ended September 30,
	2009	2008		2009	2008
Net income (loss)	$(9,322)	$22,060		$32,808	$71,751

Weighted average shares outstanding:
Basic	48,799	47,925	(1)	48,543	47,799	(1)
Effect of dilutive securities:
Stock options	-	1,176		317	983
Employee stock purchase plan	-	3		3	3
Diluted	48,799	49,104	(1)	48,863	48,785	(1)

Basic earnings (loss) per share	$(0.19)	$0.46		$0.68	$1.50
Diluted earnings (loss) per share	$(0.19)	$0.45		$0.67	$1.47

                                                (1)  As adjusted for adoption of FSP EITF 03-6-1 (ASC 260-10-45-61A).

The weighted average diluted shares outstanding for the nine months ended September 30, 2009 exclude stock options to purchase 3,362,270 shares.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.  In 2008, the weighted average diluted shares outstanding for the three and nine months ended September 30, 2008 excluded stock options to purchase 1,530,442 shares and 2,150,386 shares, respectively, for the same reason.

Since we reported a net loss for third quarter of 2009, there is no difference between the basic and diluted weighted average shares outstanding for this period.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive, meaning that the loss per share would decrease.  For informational purposes, the table below presents the amounts we have excluded from the computation of diluted weighted average shares outstanding (in thousands):

Three Months Ended September 30, 2009
Weighted average shares outstanding:
Basic	48,799
Effect of dilutive securities:
Stock options	828
Employee stock purchase plan	3
Diluted	49,630

The weighted average diluted shares outstanding in this computation also exclude stock options to purchase 1,451,716 shares at September 30, 2009, which are considered anti-dilutive because the exercise prices for these options are higher than the average market price of our common stock.

Note 3 – Debt

In May 2009, we amended the Receivables Purchase Agreement under our accounts receivable securitization facility (the Receivables Facility) to extend the termination date to August 19, 2009, to increase the required reserves used in calculating the available funding amount and to loosen the delinquency and default trigger ratios.  As part of this amendment, the Receivables Facility had a reduced borrowing capacity of up to $25.0 million.  On August 19, 2009, the Receivables Facility terminated and was not replaced since we believe that our existing credit facilities have adequate capacity to meet our anticipated liquidity needs in the near term.

Please refer to Note 5 – Fair Value Measurements and Interest Rate Swaps for discussion of our interest rate swap agreements.

Note 4 – Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss), foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  The table below presents comprehensive income (loss) for the three and nine months ended September 30, 2009 and 2008 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Comprehensive income (loss)	$(7,813)	$20,441	$37,362	$70,628

The table below presents the components of Accumulated other comprehensive income (loss) for the nine month period ended September 30, 2009 (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps (1)	Total
Balance at December 31, 2008	$2,821	$(5,207)	$(2,386)
Net change	3,067	1,487	4,554
Balance at September 30, 2009	$5,888	$(3,720)	$2,168

                                                                         (1)  Amounts are shown net of tax.

Note 5 – Fair Value Measurements and Interest Rate Swaps

FASB SFAS 157, Fair Value Measurements, as codified by ASC 820, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

We have two interest rate swap agreements currently in effect that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes) and our variable rate Term Loan under our unsecured syndicated senior credit facility (the Credit Facility).  We have an interest rate swap agreement that converts the variable interest rate on the Notes to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in February 2010.  This swap agreement terminates on February 12, 2012.  Our other interest rate swap agreement converts the variable interest rate on the Term Loan to a fixed rate of 2.4% on the initial notional amount, which decreases as payments are made on the Term Loan until maturity on December 20, 2010.

In April 2009, we entered into a new interest rate swap agreement with an effective date of January 27, 2010.  The purpose of the swap is to reduce our exposure to fluctuations in interest rates on our $240.0 million five-year revolving credit facility (the Revolver), which is part of the Credit Facility.  This swap agreement will convert the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million beginning on the January 27, 2010 effective date, and the agreement terminates on January 27, 2012.

We record any differences paid or received on our interest rate swaps as adjustments to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to Accumulated other comprehensive income (loss).  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.  The table below presents the fair value of our swap agreements as of September 30, 2009 (in thousands):

Balance Sheet Line Item	Unrealized Losses
Accrued expenses and other current liabilities	$(6,031)

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

Note 6 – Subsequent Event

On October 16, 2009, we acquired the distribution assets of General Pool & Spa Supply, Inc. (GPS), a leading regional swimming pool and spa products distributor.  GPS operates 10 distribution sales centers and is based in Northern California.  We funded this transaction through the utilization of our existing revolving credit facility.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2008 Annual Report on Form 10-K.  For a discussion of our base business calculations, see page 11 under the RESULTS OF OPERATIONS section.

OVERVIEW

Financial Results

As the 2009 swimming pool season comes to a close, we are pleased with our results in this very challenging environment and are encouraged by more evidence that the adverse economic factors impacting our industry are beginning to subside.  Specifically, the overall rate of sales decline is moderating and our sales in some leading markets such as Florida are up quarter over quarter.  We have also made further progress on our gross margin, expense, and working capital management initiatives, resulting in strong cash flow generation.

Net sales decreased 13% compared to the third quarter of 2008 due primarily to the continued impact of lower pool and irrigation construction activity and deferred discretionary replacement activity.  Unfavorable weather in the Central and Northern U.S. markets also negatively impacted our third quarter 2009 sales.  These reductions were partially offset by an increase in certain maintenance and repair product sales.

Gross profit as a percentage of net sales (gross margin) remained flat at 28.7% for the third quarter of 2009 as favorable shifts in product mix and continued improvements in margin management practices helped offset negative pressures from the fiercely competitive pricing environment.

Selling and administrative expenses (operating expenses) decreased 12% in the third quarter of 2009 compared to the same period in 2008.  This decrease reflects the impact of cost control initiatives, including lower payroll related, variable and discretionary expenses, and reduced delivery costs.

Operating income declined 17% compared to the third quarter of 2008, while operating income as a percentage of net sales (operating margin) decreased 30 basis points to 7.5% for the current quarter.  Average debt levels decreased by $103.3 million quarter over quarter, driving a 45% reduction in interest expense.

We own a 38% equity interest investment in Latham Acquisition Corporation (LAC).   In the third quarter of 2009, our total equity loss of $27.3 million included $0.8 million related to our share of LAC’s net loss from ongoing operations for July and August 2009, which is a decrease of $2.5 million compared to equity earnings of $1.7 million recognized in the third quarter of 2008. On September 1, 2009, LAC recorded a non-cash goodwill and other intangible asset impairment charge in accordance with generally accepted accounting principles (GAAP).  Since our pro rata share of this impairment charge exceeded our equity investment balance, we also recognized a $26.5 million equity loss equal to our equity investment balance as of September 1, 2009.

Our loss per share for the third quarter of 2009 was $0.19 per diluted share on a net loss of $9.3 million, compared to earnings per share of $0.45 per diluted share on net income of $22.1 million for the third quarter of 2008.  The $0.64 decrease in diluted earnings per share includes a decline of $0.59 per diluted share related to the results from our equity investment in LAC, which reflects an impact of $0.54 per diluted share from LAC’s impairment charge in the reported equity loss for the three months ended September 30, 2009.

Financial Position and Liquidity

Total net receivables decreased 16% to $149.7 million at September 30, 2009 from $178.9 million at September 30, 2008 due primarily to the decrease in sales and a shift toward more cash sales as a result of our tighter credit policies.  Our allowance for doubtful accounts balance was approximately $12.2 million at September 30, 2009, an increase of $1.6 million over September 30, 2008.  We increased the allowance for doubtful accounts in the fourth quarter of 2008 to reflect an increase in our total past due receivable balances year over year.  At September 30, 2009, the allowance for doubtful accounts decreased approximately $1.5 million from December 31, 2008, primarily due to write-offs of certain accounts that were fully reserved and some improvement in our past due receivable balances year over year.  Days sales outstanding (DSO) decreased between periods to 35.5 days at September 30, 2009 compared to 36.4 days at September 30, 2008.

Our inventory levels decreased 8% to $318.2 million as of September 30, 2009 compared to $345.9 million as of September 30, 2008.  This decrease reflects our focus on optimizing inventory levels across all product classes, but the magnitude of the impact from our inventory initiatives was mitigated as of September 30, 2009 due to more than $50.0 million of strategic forward inventory purchases received near the end of the third quarter of 2009.  Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.0 times as of September 30, 2009 compared to 3.3 times as of September 30, 2008.

Total debt outstanding decreased to $273.3 million at September 30, 2009 compared to $337.7 million at September 30, 2008.  This decrease is a result of our improved cash generation, which frees up additional debt capacity and lowers our borrowing costs.

Current Trends

Continuing adverse economic trends have significantly impacted our industry.  These trends include a slowdown in the domestic housing market, with lower housing turnover, sharp drops in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Additionally, general economic conditions are weak, including increasing unemployment and declining Gross Domestic Product (GDP).  Some of the factors that help mitigate the impact of these negative trends on our business include the following:

•
the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with approximately 10% of our sales and gross profits tied to new pool or irrigation construction in 2009 (as our sales related to new construction activity have declined, the proportion of our net sales represented by maintenance, repair and replacement (MRR) products has increased to approximately 90%); and

•	we believe our service-oriented model, and the investments in our business we are able to make given our financial strength, helps us gain market share.

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

We believe these decreases represent the first three year decline in new pool construction in our industry history.  These trends have continued in 2009 and we estimate they will result in a further decrease in new pool construction of approximately 45,000 units, or 50%.  Since these trends worsened from 2007 through the third quarter of 2009, they had a more pronounced impact on our results for the year ended 2008 and the first nine months of 2009.  However, as evidenced by our third quarter sales in Florida being up 1% quarter over quarter, we believe these trends have begun to level off in certain major pool markets first impacted by the housing market downturn.

Outlook

Based on the challenging market environment, we expect sales in the fourth quarter of 2009 will be down compared to the same period in 2008.  However, we anticipate that fourth quarter sales will decline at a lower rate than the third quarter of 2009 based on easier sales comparisons and improving trends in major pool markets.  We expect fourth quarter 2009 gross margins will drop off modestly given tougher comparisons to the fourth quarter of 2008.  While we continue to drive targeted expense reductions, the rate of these decreases should continue to moderate in the fourth quarter of 2009 as we lap more of the impact of cost measures implemented in 2008.  Altogether, we anticipate our full year 2009 earnings will be in the range of $0.41 to $0.46 per diluted share, including the $0.54 per diluted share impact of LAC’s impairment charge included in the reported third quarter 2009 equity loss.

We expect the improvement in cash provided by operations for the nine months ended September 30, 2009 will increase in the fourth quarter of 2009 due to the timing of payments on certain third quarter 2009 forward inventory purchases.  Overall, we expect cash provided by operations will exceed $100.0 million for fiscal 2009.

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

RESULTS OF OPERATIONS

As of September 30, 2009, we conducted operations through 283 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	71.3	70.8	71.1
Gross profit	28.7	28.7	29.2	28.9
Operating expenses	21.2	20.9	20.8	20.3
Operating income	7.5	7.8	8.4	8.6
Interest expense, net	0.6	0.9	0.7	1.0
Income before income taxes and equity earnings (loss)	6.9%	6.9%	7.7%	7.6%

Our discussion of consolidated operating results includes the operating results from acquisitions in 2008 and 2007.  We accounted for these acquisitions using the purchase method of accounting, and we have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Net sales	$427,122	$491,959	$2,932	$1,571	$430,054	$493,530

Gross profit	122,724	141,265	670	535	123,394	141,800
Gross margin	28.7%	28.7%	22.9%	34.1%	28.7%	28.7%

Operating expenses	90,399	102,436	853	747	91,252	103,183
Expenses as a % of net sales	21.2%	20.8%	29.1%	47.5%	21.2%	20.9%

Operating income (loss)	32,325	38,829	(183)	(212)	32,142	38,617
Operating margin	7.6%	7.9%	(6.2)%	(13.5)%	7.5%	7.8%

We have excluded the following acquisitions from base business for the periods identified, including the periods covered in the base business table on page 14 under the heading “Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008”:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Proplas Plasticos, S.L. (Proplas)	November 2008	0	January 2009 – September 2009
National Pool Tile (NPT) (1)	March 2008	8	January – May 2009 and March – May 2008
Canswim Pools	March 2008	1	January – May 2009 and March – May 2008

          (1)     We acquired 15 NPT sales centers and have consolidated 7 of these with existing sales centers, including 4 in March 2008, 2 in the second quarter of 2008 and 1 in April 2009.

We exclude the following sales centers from base business results for a period of 15 months:

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers;
•	closed sales centers;
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business; and
•	sales centers opened in new markets.

As of September 30, 2009, four closed sales centers and one existing sales center that was consolidated with the acquired Proplas sales center were excluded from base business.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during the quarter ended September 30, 2009:

June 30, 2009	287
Consolidation of sales centers	(3)
Closing of sales centers	(1)
September 30, 2009	283

Net Sales

	Three Months Ended September 30,
(in millions)	2009	2008	Change
Net sales	$430.1	$493.5	$(63.4)	(13)%

The decrease in net sales is primarily due to the current adverse economic trends, which have led to further declines in new pool and irrigation construction activity and deferred discretionary replacement purchases by consumers.  Base business sales for the third quarter of 2009 also declined 13% compared to the third quarter of 2008.  This includes a 10% decline on the swimming pool side of the business and a 38% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales. Much colder than average temperatures in the third quarter of 2009 adversely impacted sales across the Central and Northern markets by shortening the summer season.  Unfavorable currency fluctuations also resulted in a decrease in sales of approximately 1%.

The overall decrease in net sales was partially offset by the following:

•	estimated inflationary price increases of approximately 4% overall that we passed through the supply chain; and
•	increased sales of certain maintenance and parts products, including a 6% increase in chemical sales due to price inflation and market share growth.

Gross Profit

	Three Months Ended September 30,
(in millions)	2009	2008	Change
Gross profit	$123.4	$141.8	$(18.4)	(13)%
Gross margin	28.7%	28.7%

Gross margin was flat at 28.7% compared to the third quarter of 2008.  Favorable impacts that helped offset negative pressures due to the tough competitive pricing environment included the following:

•	a shift in sales mix to products in the higher margin maintenance and repair market;
•	increased sales of preferred vendor and Pool Corporation private label products; and
•	improved pricing and purchasing discipline.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2009	2008	Change
Operating expenses	$91.3	$103.2	$(11.9)	(12)%
Operating margin	21.2%	20.9%

The 12% decrease in operating expenses compared to the third quarter of 2008 reflects the impact of our cost control initiatives including lower payroll related, variable and discretionary expenses.  Salary expenses declined 9%, reflecting a 10% reduction in headcount compared to September 30, 2008.  Delivery costs decreased 27% quarter over quarter, including $1.0 million in lower vehicle operating expenses (including lower fuel costs and fewer delivery vehicles) and $0.6 million in reduced vehicle rental expenses.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 45% between periods due to the impact of much lower debt levels combined with a lower weighted average effective interest rate for the period.  Average debt outstanding was 27% lower in the third quarter of 2009 and the weighted average effective interest rate decreased to 3.6% in the third quarter of 2009 from 4.7% in the same period in 2008.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings (loss).  Our effective income tax rate was 39.30% for the three months ended September 30, 2009 and 40.19% for the three months ended September 30, 2008.

Net Income (Loss) and Earnings (Loss) Per Share

Net loss for the third quarter of 2009 was $9.3 million resulting in loss per share of $0.19 per diluted share, compared to net income of $22.1 million and earnings per share of $0.45 per diluted share in the third quarter of 2008.  The $0.64 decrease in diluted earnings per share includes the $0.54 per diluted share impact of LAC’s impairment charge included in the reported equity loss for the three months ended September 30, 2009.

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009	2008
Net sales	$1,257,864	$1,479,786	$50,898	$44,931	$1,308,762	$1,524,717

Gross profit	368,668	426,130	13,987	13,776	382,655	439,906
Gross margin	29.3%	28.8%	27.5%	30.7%	29.2%	28.9%

Operating expenses	259,724	295,824	12,715	13,278	272,439	309,102
Expenses as a % of net sales	20.6%	20.0%	25.0%	29.6%	20.8%	20.3%

Operating income	108,944	130,306	1,272	498	110,216	130,804
Operating margin	8.7%	8.8%	2.5%	1.1%	8.4%	8.6%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 11 under the heading “Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008”.

Since we divested our pool liner manufacturing operation in France at the beginning of April 2008, we have excluded these operations from base business for the comparative three month period ended March 31, 2008.

Net Sales

	Nine Months Ended September 30,
(in millions)	2009	2008	Change
Net sales	$1,308.8	$1,524.7	$(215.9)	(14)%

The new pool and irrigation construction markets continue to face unprecedented adverse conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  Coupled with the current severely depressed economic environment, these external factors have placed considerable pressure on our top line results.  As a result, our sales were negatively impacted as construction activities remained depressed and consumers continued to defer discretionary replacement purchases.  Unfavorable weather and currency fluctuations also had an adverse impact on sales for the first nine months of 2009.

Base business sales for the first nine months of 2009 decreased 15% compared to the first nine months of 2008.  This includes a 12% decline on the swimming pool side of the business and a 37% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales.

The overall decrease in net sales was partially offset by the following:

•	estimated inflationary price increases of approximately 3% to 4% that we passed through the supply chain;
•	higher sales of certain maintenance and repair products, including a 7% increase in chemical sales;
•
over $17.0 million of increased sales for new drains and related safety products as a result of the Virginia Graeme Baker Pool and Spa Safety Act (VGB Act), which became effective in December 2008 and imposes mandatory federal requirements on the manufacture, distribution and/or sale of suction entrapment avoidance devices such as safety drain covers, public pool drain covers and public pool drain systems; and

•	approximately $7.0 million in first quarter sales related to our 2008 acquisitions.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2009	2008	Change
Gross profit	$382.7	$439.9	$(57.2)	(13)%
Gross margin	29.2%	28.9%

Despite the tough competitive pricing environment, gross margin improved 30 basis points compared to the first nine months of 2008.  The increase in gross margin is attributable to a shift in sales mix to products in the higher margin maintenance and repair market and specific margin improvement initiatives.  Favorable impacts compared to the same period in 2008 included the following (listed in order of estimated magnitude):

•	increased sales of preferred vendor and Pool Corporation private label products; and
•	benefits recognized in the first half of 2009 resulting from pre-price increase inventory purchases made in the second half of 2008.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2009	2008	Change
Operating expenses	$272.4	$309.1	$(36.7)	(12)%
Operating margin	20.8%	20.3%

The decrease in operating expenses reflects a 12% decline in base business operating expenses due primarily to the impact of our cost control initiatives including lower payroll related, variable and discretionary expenses.  Total headcount as of September 30, 2009 decreased 10% compared to September 30, 2008, driving an 11% decline in total labor and related costs.  Total delivery expenses declined 27%, reflecting lower delivery volumes and decreases in both vehicle operating expenses (including lower fuel costs) and vehicle rental expenses.

The decrease in operating expenses was partially offset by the impact of our acquired sales centers, which had approximately $2.0 million in operating expenses during the first quarter of 2009.   Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 39% between periods due to the decrease in our weighted average effective interest rate for the period and a 15% lower average outstanding debt balance.  The weighted average effective interest rate decreased to 3.3% in the first nine months of 2009 from 4.7% in the same period in 2008.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings (loss).  Our effective income tax rate was 39.30% for the nine months ended September 30, 2009 and 39.10% for the nine months ended September 30, 2008.

Net Income and Earnings Per Share

Net income decreased to $32.8 million in the first nine months of 2009 compared to $71.8 million for the first nine months of 2008.  Earnings per share for the first nine months of 2009 decreased to $0.67 per diluted share compared to $1.47 in the first nine months of 2008.  The $0.80 decrease in diluted earnings per share includes the $0.54 per diluted share impact of LAC’s impairment charge included in the reported equity loss for the nine months ended September 30, 2009.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal.  In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance.  Sales are substantially lower during the first and fourth quarters, when we may incur net losses.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.  Our debt levels peaked a little earlier in 2009 based on early payments we made in the first six months of 2009 to take advantage of pre-price increase inventory purchases and early payment discounts offered by certain vendors.

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2009, the four quarters of 2008 and the fourth quarter of 2007.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2009				2008				2007
	Third		Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$430,054		$602,082	$276,626	$258,966	$493,530	$692,972	$338,215	$300,755
Gross profit	123,394		178,068	81,193	75,322	141,800	202,752	95,354	79,436
Operating income (loss)	32,142		81,720	(3,646)	(15,328)	38,617	89,990	2,197	(12,796)
Net income (loss)	(9,322	) (1)	48,366	(6,236)	(14,795)	22,060	52,875	(3,184)	(11,589)

Balance Sheet Data
Total receivables, net	$149,733		$233,288	$160,318	$115,584	$178,927	$278,654	$206,187	$141,117
Product inventories, net	318,177		325,198	397,863	405,914	345,944	385,258	476,758	379,663
Accounts payable	137,761		194,004	201,300	173,688	128,329	193,663	333,104	194,178
Total debt	273,300		334,015	381,221	327,792	337,742	441,992	396,110	350,852

(1)	Includes a $26.5 million equity loss recognized for our pro rata share of LAC’s impairment charge up to the recorded value of our equity investment in LAC as of September 1, 2009.

We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers.  Based on our peak summer selling season, we generally open new sales centers and close or consolidate sales centers, when warranted, either in the first quarter before the peak selling season begins or in the fourth quarter after the peak selling season ends.

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
(primarily in the northern half of the US)

Overall, our third quarter 2009 sales were negatively impacted by unfavorable weather conditions, including much colder than normal temperatures that shortened the pool season in most Central and Northern markets and higher than normal rainfall in the South Central United States.  Consistent with the third quarter of 2008, weather conditions were favorable in the Western U.S. and Florida due to warmer than average temperatures.

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

Our primary capital needs are seasonal working capital requirements and other general corporate purposes, including acquisitions, dividend payments and share repurchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which combined with seller financing have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for capital expenditures and share repurchases.

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which have averaged approximately 0.5% to 0.75% of net sales historically, but dropped to 0.4% of net sales in 2008 due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board; and
•	repayment of debt.

While we still have our Board authorized share repurchase program in place with $53.0 million of the current authorized amount remaining available as of October 23, 2009, this is not a current priority for the use of cash.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2009	2008
Operating activities	$87,075	$76,535
Investing activities	(6,551)	(36,725)
Financing activities	(68,911)	(28,761)

Cash flow provided by operations in the first nine months of 2009 reflects an increase of $10.5 million compared to the same period in 2008 due to favorable impacts from changes in working capital balances.  In 2008, we deferred our third and fourth quarter federal income tax payments until January 2009. As such, this improvement in cash provided by operations is after the $46.0 million combined amount of the 2008 third and fourth quarter and 2009 third quarter estimated federal income tax payments. During the first nine months of 2008, the higher cash used in investing activities reflects our March 2008 acquisitions.  Cash used in financing activities for the first nine months of 2009 includes increased net payments on debt of approximately $41.0 million compared to the same period in 2008.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan), with an original principal amount of $60.0 million.

At September 30, 2009, there was $123.8 million outstanding and $115.4 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 1.8% for the nine months ended September 30, 2009.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement will convert the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap has an effective date of January 27, 2010 and will terminate on January 27, 2012.

At September 30, 2009, there was $49.5 million outstanding under the Term Loan of which $37.5 million is classified as current.  The Term Loan has remaining principal payments of $1.5 million in the fourth quarter of 2009 and $12.0 million per quarter in 2010.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the nine months ended September 30, 2009.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders, by up to $75.0 million, to a total of $315.0 million.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which will decrease to a notional amount of $50.0 million in February 2010.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of September 30, 2009, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of September 30, 2009, our average total leverage ratio equaled 2.93 (compared to 2.97 as of June 30, 2009) and the TTM average total debt amount used in this calculation was $330.6 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of September 30, 2009, our fixed charge ratio equaled 2.42 (compared to 2.43 as of June 30, 2009) and TTM Rental Expense was $57.8 million.

The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided no default or event of default has occurred and is continuing and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with these financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in the acceleration of the maturities of our outstanding debt.  As of September 30, 2009, we were in compliance with all covenants and financial ratio requirements and believe we will remain in compliance throughout the rest of the year.

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

As of October 23, 2009, $53.0 million of the current Board authorized amount under our share repurchase program remained available. While share repurchases are not a current priority, we may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2009, our disclosure controls and procedures were effective.

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for more than 80% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between 2007 and the first nine months of 2009.  A weakening economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

We have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. During the past five years, we have opened 27 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 9 acquisitions. These acquisitions have added 69 sales centers, net of sales center closings and consolidations within one year of acquisition, and 3 centralized shipping locations to our distribution networks. We have also closed seven existing sales centers since the beginning of 2007.  While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2009:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
July 1-31, 2009	—	$—	—	$52,987,067
August 1-31, 2009	45,243	$24.57	—	$52,987,067
September 1-30, 2009	—	$—	—	$52,987,067
Total	45,243	$24.57	—

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

(3)	As of October 23, 2009, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 27.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2009.

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