Form 10-K
period 2009-12-31
POOL CORP
filed 2010-03-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES  ☐   NO  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2009 was $776,671,055.

As of February 22, 2010, the Registrant had 49,164,271 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 26, 2010 for the
Annual Meeting to be held on May 4, 2010, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.

Item 1.  Business

General

Based on industry data, Pool Corporation (the Company, which may be referred to as POOL, we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and one of the top three distributors of landscape and irrigation products in the United States.  The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products and offering a range of services to our customer base on conditions that are more favorable than these customers could obtain on their own.

As of December 31, 2009 we operated 287 sales centers in North America and Europe through our three distribution networks: SCP Distributors LLC (SCP), Superior Pool Products LLC (Superior) and Horizon Distributors, Inc. (Horizon).  Superior and Horizon are both wholly owned subsidiaries of SCP, which is wholly owned by Pool Corporation.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools.  Of the approximately 70 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 13% own a pool.  Higher rates of new home construction from 1996 to 2005 have added to the market expansion opportunity for pool ownership, particularly in larger pool markets.

We believe favorable demographic and socioeconomic trends have and will continue to positively impact the long-term prospects of our industry.  These favorable trends include the following:

•	long-term growth in housing units in warmer markets due to the population migration towards the south, which contributes to the growing installed base of pools that homeowners must maintain;
•	increased homeowner spending on outdoor living spaces for relaxation and entertainment; and
•	consumers bundling the purchase of a swimming pool and other products, with new irrigation systems and landscaping often being key components to both pool installations and remodels.

The irrigation and landscape industry has many characteristics in common with the pool industry, and we believe that it benefits from the same favorable demographic and socioeconomic trends and will realize long-term growth rates similar to the pool industry.

Approximately 70% of consumer spending in the pool industry is derived from the maintenance of existing swimming pools.  Maintaining proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance related goods and certain discretionary products.

We believe that the recurring nature of the maintenance and repair market has helped maintain a relatively consistent rate of industry growth historically, and has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impact pool construction activities such as 2006 through 2009.

The table below reflects growth in the domestic installed base of in-ground and above-ground swimming pools over the past 11 years (based on Company estimates and information from 2007 P.K. Data, Inc. reports):

The replacement and refurbish market includes major swimming pool repairs and currently accounts for approximately 20% of consumer spending in the pool industry.  This activity is more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.  New swimming pool construction comprises the bulk of the remaining consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

The landscape and irrigation distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Landscape and irrigation maintenance activities account for 40% of total spending in the irrigation industry, with the remaining 60% of spending related to irrigation construction and other discretionary related products.  As such, our irrigation business is more heavily weighted towards the sale of discretionary related products compared to our pool business.

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

The continuing adverse economic trends that began in 2006 and worsened through 2009 have negatively impacted our industry and our performance.  Specific issues included a slowdown in the domestic housing market, with lower housing turnover, a sharp drop in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  The downturn in the real estate and credit markets that began in 2006 was compounded by the overall deterioration in general economic conditions in late 2008 and throughout 2009.  These trends resulted in significant decreases in new construction activities, and we estimate that pool construction has declined approximately 80% since 2005.  Pool refurbishment and replacement activities were also significantly impacted as consumers began to defer discretionary purchases as the economy worsened.  The impact of these trends was more severe in 2007 and 2008 in some of the largest pool markets including California, Florida and Arizona, with a more recent adverse impact in Texas and other states.

Since irrigation is more heavily weighted towards new construction activities, this has resulted in a greater impact on our Horizon business as new home and commercial construction rates have fallen.  We have consolidated several facilities and significantly reduced operating costs related to our Horizon network, and we expect these measures will mitigate the greater rate of earnings decline for our irrigation business.

We are encouraged by indications that the downward economic trends of the past several years are moderating, which is evidenced by the fact that the level of sales declines in the major pool markets first impacted by the negative external trends diminished as 2009 progressed.  The landscape and irrigation markets that we participate in have not yet shown improvement as these markets tend to lag the trends in the corresponding pool markets by up to a year.

We believe there is potential for significant sales recovery over the next several years, driven by both the aging of the installed base of in-ground pools and pent-up demand for replacement and retrofit activity that consumers have deferred due to recent market conditions.  We also anticipate that new pool and irrigation construction activities will gradually begin to return to more normalized levels, but we expect the replacement and refurbish market will rebound before the new construction market and believe it may be 2011 before there is growth in new construction activities.  We expect that sales levels should once again benefit from long-term industry growth dynamics and that over the long-term the industry will return to an annual growth rate of approximately 2% to 6% when the overall economy does rebound and the real estate and credit markets revert to normal.

Our industry is seasonal and weather is one of the principal external factors that affect our business.  Peak industry activity occurs during the warmest months of the year, typically April through September.  Unseasonable warming or cooling trends can delay or accelerate the start or end of the pool and landscape season, impacting our maintenance and repair sales.  These impacts at the shoulders of the season are generally more pronounced in northern markets.  Weather also impacts our sales of construction and installation products to the extent that above average precipitation, late spring thaws in northern markets and other extreme weather conditions delay, interrupt or cancel current or planned construction and installation activities.

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

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with everything from site selection to store layout and design to business management system implementation.  These benefits and other exclusive services are offered through our retail brand licensing program called The Backyard Place®, which is one of our key growth initiatives.  In return for these services, customers make commitments to meet minimum purchase levels, stock a minimum of nine specific product categories and operate within The Backyard Place® guidelines (including weekend hour requirements) .  We launched The Backyard Place® program in 2006 and we currently have over 120 agreements with retail store customers.  Our total sales to these customers grew 15% in 2009 compared to 2008.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations such as product sourcing, procurement and logistics initiatives, adoption of enhanced business practices and improved working capital management.  We have increased our product breadth (as described in the “Customers and Products” section below) and expanded our sales center networks through acquisitions, new sales center openings and expansions of existing sales centers.  Historically, acquisitions have been an important source of sales growth.

Since 2005, we have opened 18 new sales centers (net of subsequent closings and consolidations of new sales centers) and successfully completed 9 acquisitions consisting of 74 sales centers (net of sales center closings and consolidations within one year of acquisition).  Given the current challenging external environment, we did not open any new sales centers in 2009 and expect to open only two new sales centers in 2010.  We plan to continue to selectively expand our domestic swimming pool distribution networks and to take advantage of opportunities to further expand our domestic irrigation and international swimming pool distribution networks via both acquisitions and new sales center openings.  We plan to make strategic acquisitions to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Based upon industry data, we believe our industry grew at a 2% to 6% annual rate for the period between 2000 and 2005 but contracted each year between 2006 and 2009.  Historically, our sales growth has exceeded the industry’s growth rates and allowed us to increase market share.  We believe that our high service levels and expanded product offerings have also enabled us to gain market share during the past four years as our industry contracted.  Going forward, we expect to realize sales growth higher than the industry average due to increases in market share and further expansion of our product offerings.

We estimate that pricing inflation has averaged 1% to 3% annually in our industry over the past 10 years.  In 2010, we do not expect industry price increases after experiencing above average inflationary increases in product costs in 2008 and 2009.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  Based on the volume inventory purchases we made ahead of vendor price increases in the second half of 2008, we realized a favorable impact to gross margin in the first half of 2009.  Since there were no similar late season vendor price increases in 2009, we expect tough gross margin comparisons to 2009 in the first half of 2010.

Customers and Products

We serve roughly 70,000 customers, none of which account for more than 1% of our sales.  We primarily serve five types of customers:

•	swimming pool remodelers and builders;
•	retail swimming pool stores;
•	swimming pool repair and service businesses;
•	landscape construction and maintenance contractors; and
•	golf courses.

The majority of these customers are small, family owned businesses with relatively limited capital resources.  The current economic environment has had the greatest impact on swimming pool remodelers and builders and landscape construction companies.  We have seen a modest contraction in our customer base in these segments over the last three years.

We conduct our operations through over 280 sales centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 51% of our net sales in 2009.  We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses.  Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from the sales centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 100,000 national brand and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and complementary products is the most comprehensive in the industry.  The products we sell can be categorized as follows:

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

We track and monitor the majority of our sales by various product lines and product categories, primarily for consideration in incentive plan programs and to provide support for sales and marketing efforts.  We currently have over 300 product lines and over 40 product categories.  Based on our 2009 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 17% in 2009, 14% in 2008 and 12% in 2007.  We attribute this growth to increases in our market share, a shift in product mix resulting from the decline in construction related products and chemical price increases.  No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and
•	major repair and refurbishment (partially discretionary).

Maintenance and minor repair products are primarily non-discretionary in nature, meaning that these items must be purchased by end users to maintain existing swimming pools and landscaped areas.  In 2009, the sale of maintenance and minor repair products accounted for approximately 70% of our sales and gross profits while approximately 30% of sales and gross profits were derived from the replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of pools and landscaping.  This reflects a shift toward more sales of maintenance and minor repair products due to the significant declines in new pool construction over the past four years.  Historically, just over 50% of our total sales and gross profits were related to maintenance and repair products.

With our acquisition of National Pool Tile (NPT) in 2008, our focus in 2009 included expanding the number of sales center locations that offer NPT’s tile and composite pool finish products.  Another recent example of our product initiatives is the expansion of our replacement parts offerings.  This includes the continued expansion of our Pool Corporation branded products, which has contributed to our improvement of gross margin.

Complementary product sales have also been an important factor in our historical base business sales growth, but have declined over the past several years since the majority of these products are related to construction activities or are discretionary by nature.  We continue to identify other product categories that could become part of our complementary product offerings in the future.  We typically introduce two to three categories each year in certain markets.  We then evaluate the performance of these test categories and focus on those which we believe exhibit long-term growth potential.  We intend to continue to expand our complementary products initiative by increasing the number of locations which offer complementary products, increasing the number of complementary products offered at certain locations and continuing a modest broadening of the product offerings on a company-wide basis.

Operating Strategy

We operate three distribution networks: the SCP network, the Superior network and the Horizon network.  The SCP network consists of 168 sales centers, including 12 sales centers in Europe, the Superior network consists of 62 sales centers and the Horizon network consists of 57 sales centers.  We distribute swimming pool supplies, equipment and related leisure products through our SCP and Superior networks, and we distribute irrigation and landscape products through our Horizon network.

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

We also operate 10 centralized shipping locations that redistribute products we purchase in bulk quantities to our sales centers or directly to customers.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as POOL. These terms are typically available to us for pre-season or early season purchases.

We initiated a preferred vendor program in 1999 which encourages our buyers to purchase products from a smaller number of vendors.  We work closely with these vendors to develop programs and services to better meet the needs of our customers and to concentrate our purchasing activities.  These practices, together with a more comprehensive service offering, have resulted in improved margins at the sales center level.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 16%, 10% and 8%, respectively, of the cost of products we sold in 2009.

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

Employees

We employed approximately 3,200 people at December 31, 2009. Given the seasonal nature of our business, our peak employment period is the summer and depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$1,393,513	$1,626,869	$1,774,771
International	146,281	156,814	153,596
	$1,539,794	$1,783,683	$1,928,367

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2009	2008	2007
United States	$27,840	$28,931	$30,505
International	3,592	4,117	3,718
	$31,432	$33,048	$34,223

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for approximately 90% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between late 2006 and 2009.  A weakening economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

Weather is one of the principal external factors affecting our business.  For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season.  Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool and irrigation system installations and negatively impact our sales.  While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short-term or lead to other unfavorable weather conditions that could adversely impact our sales or operations.  For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 16%, 10% and 8%, respectively, of the costs of products we sold in 2009.  A decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business.  Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to other distributors, retail customers or end user consumers could also adversely affect our business.  We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry.  Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool or landscape supply retailers.  Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers.  New competitors may emerge as there are low barriers to entry in our industry.  Some geographic markets that we serve, particularly our four largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 51% of our net sales in 2009, also tend to be more competitive than others.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. During the past five fiscal years, we have opened 18 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 9 acquisitions. These acquisitions have added 74 sales centers (net of sales center closings and consolidations within one year of acquisition) to our distribution networks. Between 2007 and 2009, we also closed or consolidated 12 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2009, approximately 67% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year, which represent the peak months of swimming pool use, installation, remodeling and repair. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

We source certain products we sell, including our Pool Corporation branded products, from Asia and other international sources. There is a greater risk that we may not be able to access products in a timely and efficient manner, and we may also be subject to certain trade restrictions that prevent us from obtaining products. Fluctuations in other factors relating to international trade, such as tariffs, currency exchange rates, transportation costs and inflation are additional risks for our international operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the POOL corporate offices, which consist of approximately 50,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales center facilities in Florida and one in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2009, we had 18 leases with remaining terms longer than seven years that expire between 2017 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 100,000 square feet and generally consist of warehouse, counter, display and office space. Our centralized shipping locations (CSLs) range in size from 16,000 square feet to 78,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2009:

Network	12/31/08	New Locations	Consolidated & Closed Locations (1)	Acquired Locations (2)	Converted Locations (3)	12/31/09

SCP	146	-	(1)	-	2	147
Superior	60	-	(3)	7	(2)	62
Horizon	61	-	(4)	-	-	57
Total Domestic	267	-	(8)	7	-	266

SCP International	21	-	-	-	-	21

Total	288	-	(8)	7	-	287

(1)
Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations. During 2009, we consolidated seven sales centers and closed one sales center.

(2)	We added 10 sales centers through our acquisition of General Pool & Spa Supply (GPS) in October 2009. We have consolidated three of these locations with existing sales centers.
(3)	In 2009, we converted two existing sales centers in Florida from our Superior network to our SCP network.

The table below identifies the number of sales centers in each state or country by distribution network as of December 31, 2009:

Location	SCP	Superior	Horizon	Total
United States
California	24	21	20	65
Florida	31	6	-	37
Texas	16	4	11	31
Arizona	6	4	10	20
Georgia	7	2	-	9
Tennessee	4	3	-	7
Washington	1	-	6	7
Alabama	4	2	-	6
Nevada	2	2	2	6
New York	6	-	-	6
Louisiana	5	-	-	5
New Jersey	3	2	-	5
Ohio	2	3	-	5
Pennsylvania	4	1	-	5
Colorado	1	1	2	4
Illinois	3	1	-	4
Indiana	2	2	-	4
Missouri	3	1	-	4
North Carolina	3	1	-	4
Oklahoma	2	1	-	3
Oregon	-	-	3	3
South Carolina	2	1	-	3
Virginia	2	1	-	3
Arkansas	2	-	-	2
Idaho	-	-	2	2
Massachusetts	2	-	-	2
Michigan	2	-	-	2
Minnesota	1	1	-	2
Connecticut	1	-	-	1
Iowa	1	-	-	1
Kansas	1	-	-	1
Kentucky	-	1	-	1
Maryland	1	-	-	1
Mississippi	1	-	-	1
Nebraska	1	-	-	1
New Mexico	1	-	-	1
Utah	-	-	1	1
Wisconsin	-	1	-	1
Total United States	147	62	57	266

International
Canada	8	-	-	8
France	5	-	-	5
Portugal	3	-	-	3
United Kingdom	2	-	-	2
Italy	1	-	-	1
Spain	1	-	-	1
Mexico	1	-	-	1
Total International	21	-	-	21

Total	168	62	57	287

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL”.  On February 19, 2010, there were approximately 11,831 holders of record of our common stock.  The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

			Dividends
	High	Low	Declared
Fiscal 2009
First Quarter	$19.00	$11.39	$0.13
Second Quarter	18.47	13.58	0.13
Third Quarter	24.57	15.79	0.13
Fourth Quarter	23.62	17.75	0.13

Fiscal 2008
First Quarter	$24.64	$17.99	$0.12
Second Quarter	22.43	17.76	0.13
Third Quarter	25.87	16.65	0.13
Fourth Quarter	23.39	13.36	0.13

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

The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ US Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2004 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base	INDEXED RETURNS
	Period	Years Ending
Company / Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
Pool Corporation	100	117.77	125.16	64.33	59.80	65.41
S&P MidCap 400 Index	100	112.56	124.17	134.08	85.50	117.46
NASDAQ US Index	100	101.33	114.01	123.71	73.11	105.61

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2009.

Period	Total number of shares purchased(1)	Average price paid per share	Total number of shares purchased as part of publicly announced plan(2)	Maximum approximate dollar value that may yet be purchased under the plan(3)
October 1-31, 2009	-	$-	-	$52,987,067
November 1-30, 2009	-	$-	-	$52,987,067
December 1-31, 2009	-	$-	-	$52,987,067
Total	-	$-	-

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the fourth quarter of 2009.

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

(3)	In 2009, we did not purchase any shares under our Board authorized plan. As of February 22, 2010, $53.0 million of the authorized amount remained available.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2009(2)	2008		2007	2006	2005(3)
Statement of Income Data
Net sales	$1,539,794	$1,783,683		$1,928,367	$1,909,762	$1,552,659
Operating income	88,440	115,476		133,774	167,382	135,363
Net income	19,202	56,956		69,394	95,024	80,455
Earnings per share:
Basic	$0.39	$1.19		$1.42	$1.83	$1.53
Diluted	$0.39	$1.17	(4)	$1.37	$1.74	$1.44	(4)
Cash dividends declared
per common share	$0.52	$0.51		$0.465	$0.405	$0.34

Balance Sheet Data(5)
Working capital	$230,804	$294,552		$250,849	$227,631	$193,525
Total assets	743,099	830,906		814,854	774,562	740,850
Total long-term debt,
including current portion	248,700	307,000		282,525	191,157	129,100
Stockholders' equity(6)	252,187	241,734		208,791	277,684	281,724

Other
Base business sales change(7)	(15)%	(9)%		(1)%	10%	14%
Number of sales centers	287	288		281	274	246

(1)
During the years 2005 to 2009, we successfully completed 9 acquisitions consisting of 74 sales centers. For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  Our results were negatively impacted between 2007 and 2009 due to the adverse external market conditions, which included downturns in the housing market and overall economy that led to significant declines in pool and irrigation construction activities and deferred discretionary replacement purchases by consumers.

(2)
The 2009 net income and earnings per share amounts include the impact of a $26.5 million equity loss that we recognized in September 2009 related to our pro rata share of Latham Acquisition Corporation’s (LAC) non-cash goodwill and other intangible asset impairment charge.  The impact of this impairment charge was a $0.54 per share decrease in diluted earnings per share compared to 2008.  The recognized loss resulted in the full write-off of our equity method investment in LAC.  For additional information about our equity method investment in LAC, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(3)	As adjusted to reflect the impact of share-based compensation expense related to the adoption of Accounting Standards Codification 718, Compensation – Stock Compensation, using the modified retrospective transition method.

(4)
As adjusted for the adoption of ASC 260-10-45-61A, which resulted in a $0.01 decrease in our diluted earnings per share for 2008 and 2005 due to rounding.  For additional information, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

(5)	The 2005 balance sheet data has been adjusted to correct the classification of our deferred tax balances.

(6)
In June 2006, the Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes. The beginning stockholders’ equity balance in 2007 reflected a reduction to retained earnings of approximately $0.5 million related to the implementation of this guidance.

(7)
For a discussion regarding our calculation of base business sales, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2009 FINANCIAL OVERVIEW

Financial Results

We believe our 2009 financial results reflect our ability to capitalize on our financial and operational strengths and provide evidence of our resiliency given the most difficult external market environment ever faced by our industry.  We achieved many of our 2009 objectives by focusing on disciplined pricing and purchasing strategies (driving record gross margin), rebalancing inventories and improving working capital management (leading to record cash from operations) and controlling costs relative to our current sales levels.  We believe that we realized continued market share gains, which we attribute to our high service levels coupled with growth initiatives that included the expansion of product category offerings in tile and replacement parts.

Net sales decreased 14% compared to 2008 due to a 15% decline in base business sales, which reflects the prolonged impact of lower pool and irrigation construction activity, greater deferred discretionary replacement activity and unfavorable weather and currency fluctuations.  These reductions were partially offset by an increase in certain maintenance and repair product sales, inflationary price increases that we passed through the supply chain and sales for new drains and related safety products as a result of the Virginia Graeme Baker Pool and Spa Safety Act (VGB Act).  For a discussion of our base business calculation, see the RESULTS OF OPERATIONS section below.

Gross profit as a percentage of net sales (gross margin) increased 30 basis points to 29.2% in 2009 as favorable shifts in product mix and continued improvements in margin management practices helped offset negative pressures from the competitive pricing environment.

Selling and administrative expenses (operating expenses) for 2009 decreased 10% compared to 2008.  This decrease reflects the impact of cost control initiatives, including lower payroll related, variable and discretionary expenses, and reduced delivery and vehicle operating costs. These results include $1.4 million of non-cash charges in the second half of 2009 related to the closure and consolidation of certain sales centers between September and December 2009.

Operating income declined 23% to $88.4 million in 2009, while operating income as a percentage of net sales (operating margin) decreased to 5.7% in 2009 compared to 6.4% in 2008.  Interest expense, net declined $9.2 million compared to 2008 due primarily to a 41% decrease in interest expense and $1.8 million of foreign currency transaction gains.

As we reported in our third quarter 2009 results, we recognized a $26.5 million equity loss related to our pro rata share of Latham Acquisition Corporation’s (LAC) non-cash goodwill and other intangible asset impairment charge.  Since our pro-rata share of this charge exceeded the $26.5 million recorded value of our investment in LAC as of September 1, 2009, the recognized loss reflected the full write-off of the investment.  Prior to this, we had recognized an equity loss of $2.2 million related to our share of LAC’s loss from ongoing operations for the eight months ended August 2009.  In total, we recognized an equity loss of $28.7 million for LAC in 2009.  This compares to an equity loss of $1.7 million recognized in fiscal 2008.  LAC filed for bankruptcy in December 2009 and its Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer have an equity interest in LAC and will not recognize any impact related to LAC’s future earnings or losses.  We did not recognize any tax benefits related to the write-down of our equity investment in LAC.

Earnings per share for 2009 was $0.39 per diluted share on net income of $19.2 million, compared to earnings per share of $1.17 per diluted share on net income of $57.0 million in 2008.  The $0.78 decrease in diluted earnings per share includes a decline of approximately $0.59 per diluted share related to our equity investment in LAC, $0.54 of which is related to our pro-rata share of LAC’s impairment charge.

Financial Position and Liquidity

Cash provided by operations increased $20.0 million to $113.3 million in 2009.  In January 2009, we paid $30.0 million for our deferred third and fourth quarter 2008 federal income tax payments.  We also paid $26.0 million in 2009 for our third and fourth quarter 2009 estimated taxes.  Excluding this $56.0 million combined impact of timing differences related to 2008 and 2009 estimated federal income tax payments, cash from operations improved $76.0 million in 2009.  This improvement is due to our focused management of working capital and reflects the decrease in inventory discussed below.  Cash provided by operations helped fund the following in 2009:

•	$10.9 million for acquisitions, including our acquisition of General Pool & Spa Supply (GPS) in October 2009;
•	debt repayments of $79.1 million, which helped lower our borrowing costs;
•	quarterly cash dividend payments to shareholders, which totaled $25.3 million for the year; and
•	capital expenditures of $7.2 million.

Total net receivables decreased 17% to $96.4 million at December 31, 2009 from $115.6 million at December 31, 2008 due to the lower sales, a shift toward more cash sales as a result of tighter credit terms and a $2.3 million decrease in the allowance for doubtful accounts, which reflects write-offs of certain accounts that were fully reserved and some improvement in our past due receivable balances year over year.  Days sales outstanding (DSO) decreased to 34.9 days at December 31, 2009 from 36.3 days at December 31, 2008.

Our inventory levels decreased 12% to $355.5 million as of December 31, 2009 compared to $405.9 million as of December 31, 2008.  Excluding approximately $8.0 million of inventory related to the acquisition of GPS, inventories declined 14% year over year due to the success of our inventory rebalancing efforts and the decrease in sales. Our inventory turns, as calculated on a trailing twelve month basis, slowed to 3.0 times as of December 31, 2009 compared to 3.1 times as of December 31, 2008.

Current Trends

Continuing adverse economic trends have significantly impacted our industry.  These trends include a slowdown in the domestic housing market, with lower housing turnover, sharp drops in new home construction, home value deflation in many markets and a significant tightening of consumer and commercial credit.  Additionally, general economic conditions have been weak, including declines in Gross Domestic Product (GDP) during the first nine months of 2009 and high unemployment rates.  Some of the factors that help mitigate the impact of these negative trends on our business include the following:

•
the majority of our business is driven by the ongoing maintenance and repair of existing pools and landscaped areas, with approximately 10% of our sales and gross profits tied to new pool or irrigation construction in 2009 (as our sales related to new construction activity have declined between 2006 and 2009, the proportion of our net sales represented by maintenance, repair and replacement (MRR) products has increased from over 60% to approximately 90%); and

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

Despite these mitigating factors, the negative trends noted above have significantly impacted a number of our key markets, including California, Florida and Arizona, with a more recent adverse impact in Texas and other states. We estimate that these trends resulted in the following decreases in new pool construction in the United States since peaking in 2005 at approximately 210,000 new units:

	2009	2008	2007	2006
Estimated new units	45,000	90,000	150,000	200,000
Unit decrease	(45,000)	(60,000)	(50,000)	(10,000)
% change from prior year units	(50)%	(40)%	(25)%	(5)%

Since these trends worsened from 2006 through 2009, they had a more pronounced impact on our results in 2008 and 2009.  However, as evidenced by moderating base business sales declines throughout 2009 in Florida, California and Arizona (including some month over month sales growth and essentially flat fourth quarter sales in Florida compared to the same periods in 2008), we believe these trends have begun to level off in certain major pool markets first impacted by the housing market downturn.

OUTLOOK

Our key 2010 objectives are consistent with 2009 and include the following:

•	realizing market share growth;
•	managing purchasing and pricing strategies to maximize gross margin;
•	tightly controlling expenses and working capital relative to sales levels; and
•	maximizing cash flow generation to reduce debt.

While we believe that the level of declines in new construction activity peaked in 2009, we expect the ongoing housing market and general economic downturns will continue to pressure new pool and irrigation construction activity in 2010.  However, we anticipate a relatively stable maintenance market based on the increased installed based of swimming pools and the potential for higher replacement and refurbish activity due to recent pent-up demand caused by consumer’s decisions to defer discretionary purchases.  We expect that sales levels relative to 2009 will be lower in the first quarter of 2010, but should gradually improve throughout the remainder of the year with comparatively higher sales levels anticipated in the second half of 2010.  The first half of 2009 included approximately $17.0 million of increased sales for new drains and related safety products as a result of the Virginia Graeme Baker Pool and Spa Safety Act (VGB Act), and we do not expect any significant sales activity related to the VGB Act in 2010.

In 2010, we do not anticipate any inflationary product cost increases.  Given the competitive pricing environment and the favorable impact to gross margin in the first half of 2009 based on our volume inventory purchases ahead of vendor price increases in the second half of 2008, we believe gross margin could drop off modestly in the first half of 2010.  However, we expect gross margin will be essentially flat for the full year compared to 2009.

While we continue to drive targeted expense reductions, the rate of these decreases should continue to moderate throughout 2010 as we lap more of the impact of cost measures implemented in 2009.  In 2010, we expect interest expense will continue to decline based on lower projected average borrowings.  Excluding any acquisition activity, we plan to open two new sales centers in 2010.

Based on current trends including the unfavorable weather conditions during the first two months of 2010, we project that 2010 earnings per share will be in the range of $1.00 to $1.15 per diluted share.  This range includes our expectation for a higher seasonal loss per diluted share in the first quarter of 2010 compared to the same period in 2009, with gradually improving year on year comparisons as 2010 progresses.  The lower end of this range assumes earnings results consistent with fiscal 2009, but includes the comparative benefits from lower expected interest expense, the projected accretive impact of the GPS acquisition of approximately $0.02 per diluted share and the fact that there will be no impact from LAC since we no longer have an equity interest in LAC as of January 2010.

We expect cash provided by operations will approximate net income for fiscal 2010, but will be comparatively lower than 2009 because we will not realize the same level of improvements from our ongoing working capital management initiatives.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. Such write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.2% of net sales annually.  However, write-offs as a percentage of net sales was 0.4% in 2009 and 0.3% in 2008, reflecting a trend related to the negative impacts on some of our customer’s businesses due to the difficult external environment.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2009, pretax income would change by approximately $2.3 million and earnings per share would change by approximately $0.03 per diluted share based on the number of diluted shares outstanding at December 31, 2009.

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

There is little risk of obsolescence for products in classes 1-4 because products in these classes generally turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a reserve of 5% for inventory in classes 5-13 and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% reserve for excess inventory in class 13. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months usage, on a company-wide basis.  We also evaluate whether the calculated reserve provides sufficient coverage of the total Class 13 inventory.

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2009, pretax income would change by approximately $1.6 million and earnings per share would change by approximately $0.02 per diluted share based on the number of diluted shares outstanding at December 31, 2009.

Vendor Incentives

We account for vendor incentives in accordance with Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 605-50-25-10, Customer’s Accounting for Certain Consideration Received from a Vendor. Many of our vendor arrangements provide for us to receive incentives of specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for vendor incentives as if they are a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

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

As of December 31, 2009, and in accordance with the provisions of ASC 740, Income Taxes, United States taxes were not provided on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

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

We have operations in 38 states and 7 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are subject to regular audits by federal, state and foreign tax authorities. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. These adjustments may include changes in valuation allowances that we have established. As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

Impairment of Goodwill and Equity Method Investments

Goodwill

Our largest intangible asset is goodwill. At December 31, 2009, our goodwill balance was $176.9 million, representing 24% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We account for goodwill under the provisions of ASC 350-20, Goodwill. Under these rules, we test goodwill for impairment annually or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment. If the estimated fair value of any of our reporting units has fallen below their carrying value, we compare the estimated fair value of the reporting units’ goodwill to its carrying value. If the carrying value of a reporting units’ goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.  Since we define our operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.

In September 2009, we closed one of our Horizon sales centers in Texas.  As a result, we performed an interim impairment test to determine the implied fair value of this reporting unit’s goodwill.  Since the implied fair value of goodwill was less than the carrying value, we wrote off $0.3 million of goodwill related to this reporting unit.  This impairment expense is recorded in selling and administrative expenses on the Consolidated Statements of Income.

In October 2009, we performed our annual goodwill impairment test.  As of October 1, 2009, we had 203 reporting units with allocated goodwill balances.  The highest goodwill balance is $7.1 million for our UK reporting unit.  For the other reporting units, the highest goodwill balance is $5.7 million and the average goodwill balance is $0.8 million.  We estimate the fair value of our reporting units by utilizing a fair value model, which requires us to make several assumptions about projected future cash flows, discount rates and multiples.  In order to determine the reasonableness of the assumptions included in our fair value estimates, we compare the total estimated fair value for all aggregated reporting units to our market capitalization on the date of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.  Based on our annual goodwill impairment test, we determined that the goodwill attributed to all of our reporting units is not impaired.

If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods which would decrease operating income and result in lower asset values on our balance sheet.  For example, we performed a sensitivity test for the two key assumptions in our annual goodwill impairment test and determined that an increase in our estimated weighted average cost of capital of 50 basis points or a decrease in the estimated perpetuity growth rate of 1% could have resulted in the estimated fair value of four reporting units falling below their carrying values.  The calculated goodwill impairment based on this sensitivity test was approximately $0.6 million combined for all four reporting units.  Overall, we believe that our reporting units most at risk for goodwill impairment include the UK, Spain and one New Jersey location based on the combination of their higher goodwill balances and 2009 operating results at approximately break even levels due to the impacts of the current adverse external market environment.

Equity Method Investments

As of December 31, 2009, we had two equity method investments, consisting of our 38% investment in Latham Acquisition Corporation (LAC) and our 50% investment in Northpark Corporate Center.  We account for these investments in accordance with ASC 323, Investments-Equity Method and Joint Ventures.

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

As of December 31, 2008, the carrying value of our investments was $31.2 million, including $30.1 million for LAC.  Based on the fact that LAC’s results had deteriorated due to external market conditions (including a net loss in 2008) and our expectations for a continued difficult environment in 2009, we considered other relevant facts and circumstances to determine whether there was an indicator of a decrease in the value of our investment as of December 31, 2008 and, if so, whether it reflected an other-than-temporary impairment.  In evaluating the value of our investment in LAC, we considered the following:

•	the challenging industry environment, which had a negative impact on LAC’s 2008 results;
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

In 2009, LAC had a net loss for the six months ended June 2009 as its second quarter net income was not enough to offset its first quarter seasonal loss.  As of June 30, 2009, we determined that there were no significant changes in LAC’s long-term financial projections or the other factors we consider in performing our evaluation for indicators of a potential decrease in the value of our investments that may result in other-than-temporary impairments.

In the third quarter of 2009, LAC identified indicators of impairment based on an evaluation of its future capital requirements that required it to perform an interim impairment assessment of its goodwill and other intangible assets.  On September 1, 2009, LAC recorded a non-cash impairment charge based on its interim impairment test.  Since our pro rata share of this impairment charge exceeded our equity investment balance, we recognized a $26.5 million equity loss equal to our equity investment balance as of September 1, 2009, reducing the value of our investment in LAC to zero.  In December 2009, LAC filed for bankruptcy and its Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of January 2010, we no longer have an equity interest in LAC and will not recognize any impact related to LAC’s future earnings or losses.

Recent Accounting Pronouncements

For information about recent accounting pronouncements, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2009	2008	2007
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.8	71.1	72.5
Gross profit	29.2	28.9	27.5
Operating expenses	23.5	22.4	20.6
Operating income	5.7	6.4	6.9
Interest expense, net	0.6	1.1	1.1
Income before income taxes and equity earnings (loss)	5.1	5.4	5.8

Note:	Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings (loss).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2009, 2008 and 2007.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2009 compared to Fiscal Year 2008

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2009	2008	2009	2008	2009	2008
Net sales	$1,482,686	$1,737,465	$57,108	$46,218	$1,539,794	$1,783,683

Gross profit	434,264	501,019	15,460	14,209	449,724	515,228
Gross margin	29.3%	28.8%	27.1%	30.7%	29.2%	28.9%

Operating expenses	345,591	385,280	15,693	14,472	361,284	399,752
Expenses as a % of net sales	23.3%	22.2%	27.5%	31.3%	23.5%	22.4%

Operating income (loss)	88,673	115,739	(233)	(263)	88,440	115,476
Operating margin	6.0%	6.7%	(0.4)%	(0.6)%	5.7%	6.4%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
General Pool & Spa Supply (GPS) (1)	October 2009	7	October–December 2009
Proplas Plasticos, S.L. (Proplas)	November 2008	0	January–December 2009 and November–December 2008
National Pool Tile Group, Inc. (NPT) (2)	March 2008	8	January–May 2009 and March–May 2008
Canswim Pools	March 2008	1	January–May 2009 and March–May 2008

(1)	We acquired 10 GPS sales centers and have consolidated 3 of these with existing sales centers as of December 31, 2009.
(2)	We acquired 15 NPT sales centers and have consolidated 7 of these with existing sales centers, including 4 in March 2008, 2 in the second quarter of 2008 and 1 in April 2009.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of December 31, 2009):

•	acquired sales centers (7, net of consolidations – see table above);
•	existing sales centers consolidated with acquired sales centers (1);
•	closed sales centers (5, including 1 in 2009);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and
•	sales centers opened in new markets (0).

Since we divested our pool liner manufacturing operation in France at the beginning of April 2008, we also excluded these operations from base business for the comparative three month period ended March 31, 2008.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during 2009:

December 31, 2008	288
Acquired, net of consolidations	7
Consolidated	(7)
Closed	(1)
December 31, 2009	287

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2009	2008	Change
Net sales	$1,539.8	$1,783.7	$(243.9)	(14)%

The new pool and irrigation construction markets continue to face unprecedented adverse conditions created by the combination of significant declines in the real estate and the mortgage-backed financing markets.  Coupled with the severely depressed economic environment in 2009, these external factors have placed considerable pressure on our top line results.  As a result, our sales were negatively impacted as construction activities remained depressed and consumers continued to defer discretionary replacement purchases.

Base business sales decreased 15% compared to 2008, including a 12% decline on the swimming pool side of the business and a 37% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales.  Overall, weather conditions were unfavorable compared to the same period in 2008 (see discussion of significant weather impacts under the heading Seasonality and Quarterly Fluctuations beginning on page 32). Unfavorable currency fluctuations also resulted in a decrease in sales of approximately 1%.

The overall decrease in net sales was partially offset by the following:

•	estimated inflationary price increases of approximately 3% to 4% that we passed through the supply chain;
•	higher sales of certain maintenance and repair products due to both price inflation and market share growth, including a 6% increase in chemical sales and a 2% increase in total parts product sales;
•
a net increase of approximately $13.0 million in sales for new drains and related safety products as a result of the VGB Act, which became effective in December 2008 and imposes mandatory federal requirements on the manufacture, distribution and/or sale of suction entrapment avoidance devices such as safety drain covers, public pool drain covers and public pool drain systems (an increase of over $17.0 million for the first nine months of 2009 was offset by a decrease of over $4.0 million in the fourth quarter of 2009 compared to the same period in 2008);

•	approximately $7.0 million in first quarter sales related to our 2008 acquisitions; and
•	$4.7 million in fourth quarter sales related to our 2009 acquisition.

Our sales growth for MRR products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, which we believe have resulted in market share gains;
•	higher sales of non-discretionary products due to the increased installed base of swimming pools, which we estimate grew approximately 1% in 2009; and
•	price increases (as mentioned above).

Gross Profit

	Year Ended December 31,
(in millions)	2009	2008	Change
Gross profit	$449.7	$515.2	$(65.5)	(13)%
Gross margin	29.2%	28.9%

In 2009, gross margin increased 30 basis points compared to 2008 as a shift in sales mix to products in the higher margin maintenance and repair market and specific margin improvement initiatives helped offset the adverse impact on gross margins due to the tough competitive pricing environment.  Gross margin increased 60 basis points in the first half of 2009, but was flat in the second half of 2009.  For the year, favorable impacts compared to 2008 included the following (listed in order of estimated magnitude):

•
benefits recognized in the first half of 2009 resulting from pre-price increase inventory purchases made in the second half of 2008 (with gross margin up 120 basis points in the first quarter of 2009 and up 30 basis points in the second quarter of 2009 compared to the same periods in 2008);

•	increased sales of preferred vendor and Pool Corporation private label products; and
•	lower freight expenses on product purchases due to lower fuel costs.

Operating Expenses

	Year Ended December 31,
(in millions)	2009	2008	Change
Operating expenses	$361.3	$399.8	$(38.5)	(10)%
Operating expenses as a percentage of net sales	23.5%	22.4%

The decrease in operating expenses reflects a 10% decline in base business operating expenses due primarily to the impact of our cost control initiatives including lower payroll related, variable and discretionary expenses.  Average monthly total headcount in 2009 decreased 10% compared to 2008, driving a 9% decline in total labor and related costs.  Total delivery expenses declined 25%, reflecting lower delivery volumes and decreases in both vehicle operating expenses (including lower fuel costs) and vehicle rental expenses.  Most discretionary expenses declined compared to 2008, including a $2.1 million decrease in advertising costs.  Bad debt expense also decreased $5.2 million as the rate of customer payment issues has fallen after peaking at the end of the 2008 season.

The decrease in base business operating expenses was partially offset by the impact of our acquired sales centers.  During the first quarter of 2009 we realized approximately $2.0 million in operating expenses related to our 2008 acquisitions and we incurred $1.5 million of operating expenses in the fourth quarter of 2009 related to our acquisition of GPS.  Despite the decrease in headcount, employee insurance costs increased $1.6 million compared to 2008 due primarily to several high dollar claims in the fourth quarter of 2009.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense, net declined $9.2 million compared to 2008 due primarily to a 41% decrease in interest expense and $1.8 million of foreign currency transaction gains.  Interest expense declined due to a 17% lower average outstanding debt balance and a decrease in the weighted average effective interest rate to 3.4% in 2009 from 4.8% 2008.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings (loss).  Our effective income tax rate was 39.30% at December 31, 2009 and 39.26% at December 31, 2008.

Net Income and Earnings Per Share

Net income decreased to $19.2 million in 2009 compared to $57.0 million in 2008.  Earnings per share for 2009 decreased to $0.39 per diluted share compared to $1.17 in 2008.  The $0.78 decrease in diluted earnings per share reflects the $0.54 per diluted share impact of LAC’s impairment charge included in the reported equity loss for 2009.  The dilutive impact of our fourth quarter 2009 acquisition was approximately $0.01 per diluted share for 2009.

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

For an explanation of how we calculate base business, please refer to the discussion of base business on page 27 under the heading “Fiscal Year 2009 compared to Fiscal Year 2008”.

For purposes of comparing operating results for the year ended December 31, 2008 to the year ended December 31, 2007, we have excluded acquired sales centers from base business for the periods identified in the table below.  As of December 31, 2008, we also excluded seven existing sales centers consolidated with acquired sales centers, four closed sales centers and one consolidated sales center from base business.  In addition to the 22 total sales centers excluded from base business as of December 31, 2008, there were two sales centers opened in new markets that were excluded from January to May 2008 before they became base business sales centers in June 2008.  Since we divested our pool liner manufacturing operation in France in April 2008, we also excluded these operations from base business for the comparative nine month period ended December 31, 2007.

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Proplas Plasticos, S.L. (1)	November 2008	0	November and December 2008
NPT (2)	March 2008	9	March–December 2008
Canswim Pools	March 2008	1	March–December 2008
Tor-Lyn, Limited	February 2007	1	February – April 2007 and January – April 2008

The table below summarizes the changes in our sales centers during 2008:

December 31, 2007	281
Acquired, net of consolidations (2)	10
New locations	1
Consolidated	(2)
Closed	(2)
December 31, 2008	288

  We acquired a single location in Spain and consolidated it with our existing Madrid sales center operations.
 We acquired 15 NPT sales centers and consolidated 6 of these with existing sales centers in 2008, including 4 in March 2008 and 2 in the second quarter of 2008.

For information about our 2008 and 2007 acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2008	2007	Change
Net sales	$1,783.7	$1,928.4	$144.7	(8)%

During 2008, new pool and irrigation construction markets continued to face unprecedented adverse conditions created by the combination of significant declines in the real estate and mortgage-backed financing markets.  As a result, our 2008 sales were negatively impacted with a more profound effect on pool and irrigation construction product sales.  The decrease in net sales was more pronounced in our seasonally slow fourth quarter, declining 14% compared to the same period in 2007 as the economy worsened and consumers began to defer more discretionary repair and replacement purchases.

Base business sales decreased 9% compared to 2007, including an 8% decline on the swimming pool side of the business and an 18% decrease on the irrigation side of the business.  This impact was more concentrated in markets that had the greatest run-up in real estate values between 2000 and 2006, which includes a number of our larger markets in Florida, Arizona and parts of California.  The decline in new pool construction negatively impacted complementary product sales, which decreased 15% compared to 2007.  Overall, weather conditions were unfavorable compared to the same period in 2007.

The overall decrease in net sales was partially offset by increases due to the following:

•	approximately $47.0 million in sales related to our 2008 acquisitions;
•	moderate sales growth for MRR products, including a 5% increase in chemical sales;
•	estimated average price increases of 2% to 4% that we passed through the supply chain;
•	higher freight out income of $3.3 million due to the implementation of fuel surcharges, which offset the increase in outbound freight costs; and
•	2% sales growth for our International operations due primarily to favorable currency fluctuations.

Our sales growth for MRR products was primarily due to the following:

•	the continued successful execution of our sales, marketing and service programs, which we believe have resulted in market share gains;
•	higher sales of non-discretionary products due to the increased installed base of swimming pools, which we estimate grew approximately 2% to 3% in 2007; and
•	price increases (as mentioned above).

Gross Profit

	Year Ended December 31,
(in millions)	2008	2007	Change
Gross profit	$515.2	$530.6	$(15.4)	(3)%
Gross margin	28.9%	27.5%

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

The increase in operating expenses was due to approximately $14.5 million of operating expenses related to our 2008 acquisitions, which was partially offset by a 3% decrease in base business operating expenses compared to 2007.  The impact of cost control initiatives offset higher building rental expenses of $2.6 million (primarily for sales centers opened or expanded during 2007), an increase in bad debt expense of $2.2 million, higher product delivery costs and inflationary increases in wages and other costs.  Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

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

Interest Expense

Interest expense, net decreased 15% between periods as the impact of a decrease in our weighted average effective interest rate for the period more than offset our higher average debt outstanding balance.  Average debt outstanding was 3% higher for the year ended 2008, reflecting our increased borrowings during the first half of 2008 that funded our March 2008 acquisitions.  The weighted average effective interest rate decreased to 4.8% in 2008 from 6.0% in 2007.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings (loss).  Our effective income tax rate was 39.26% at December 31, 2008 and 38.66% at December 31, 2007.  The increase in the effective income tax rate reflects a valuation allowance established for annual losses from certain foreign operations.

Net Income and Earnings Per Share

Net income decreased 18% to $57.0 million in 2008.  Earnings per share for 2008 (as adjusted in 2009 for the adoption of ASC 260-10-45-61A) decreased to $1.17 per diluted share compared to $1.37 in 2007.  The dilutive impact of our first quarter acquisitions was approximately $0.02 per diluted share for 2008.  In both periods, earnings per share benefited from the reduction of our weighted average shares outstanding due to the impact of our 2007 share repurchase activities.  This included an accretive impact of approximately $0.02 in 2008 and $0.01 in 2007.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2009, approximately 67% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2009 and 2008. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of the swimming pool industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$276,626	$602,082	$430,054	$231,032	$338,215	$692,972	$493,530	$258,966
Gross profit	81,193	178,068	123,394	67,069	95,354	202,752	141,800	75,322
Operating income (loss)	(3,646)	81,720	32,142	(21,776)	2,197	89,990	38,617	(15,328)
Net income (loss)	(6,236)	48,366	(9,322)	(13,606)	(3,184)	52,875	22,060	(14,795)

Net sales as a % of annual net
sales	18%	39%	28%	15%	19%	39%	28%	15%
Gross profit as a % of annual
gross profit	18%	40%	27%	15%	19%	39%	28%	15%
Operating income (loss) as a
% of annual operating income	(4)%	92%	36%	(25)%	2%	78%	33%	(13)%

Balance Sheet Data
Total receivables, net	$160,318	$233,288	$149,733	$96,364	$206,187	$278,654	$178,927	$115,584
Product inventories, net	397,863	325,198	318,177	355,528	476,758	385,258	345,944	405,914
Accounts payable	201,300	194,004	137,761	178,391	333,104	193,663	128,329	173,688
Total debt	381,221	334,015	273,300	248,700	396,110	441,992	337,742	327,792

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
(primarily in the northern half of the US)

While weather conditions in the first quarter of 2009 were generally favorable compared to the same period last year, we did not realize any positive impact on sales given the overriding adverse economic environment.  Unfavorable weather delayed the start of the pool season in both 2008 and 2009 in a number of our markets, with the 2009 season adversely impacted in most markets by much colder than normal temperatures in April.  Throughout the second quarter of 2009, weather conditions were unfavorable overall and adversely impacted sales due to cold and wet conditions in the Midwest and Northeast.  The Southwest also experienced unseasonably cool and wet weather during June.  Our third quarter 2009 sales were also negatively impacted due to much colder than normal temperatures that shortened the pool season in most Central and Northern markets and higher than normal rainfall in the South Central United States.  Consistent with the third quarter of 2008, weather conditions were favorable in the Western U.S. and Florida due to warmer than average temperatures.  However, near record precipitation across most of the Central and Southeast regions and much colder than average temperatures in the western half of the United States negatively impacted our fourth quarter sales.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which has averaged approximately 0.5% to 0.75% of net sales historically but was below and at the bottom of this range the past two years due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board; and
•	repayment of debt.

While we still have our Board authorized share repurchase program in place with $53.0 million of the current authorized amount remaining available as of December 31, 2009, this is not a current priority for the use of cash.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Operating activities	$113,250	$93,282	$71,644
Investing activities	(18,105)	(41,304)	(12,638)
Financing activities	(99,344)	(44,726)	(63,957)

Cash provided by operations increased $20.0 million to $113.3 million in 2009 compared to 2008.  In January 2009, we paid $30.0 million for our deferred third and fourth quarter 2008 federal income tax payments.  We also paid $26.0 million in 2009 for our third and fourth quarter 2009 estimated taxes.  Cash from operations improved $76.0 million in 2009 excluding this $56.0 million combined impact of timing differences related to our 2008 and 2009 estimated federal income tax payments.  This improvement is due to our focused management of working capital and reflects the significant decrease in inventory.  The reduction of cash used in investing activities is due to comparatively lower cash paid for acquisitions.  Net payments on long-term debt of $79.1 million exceeded last year’s net payments by approximately $56.0 million, driving the increase in cash used in financing activities.

Cash provided by operations in 2008 increased $21.6 million compared to 2007 due primarily to the favorable impact from the reduction in outstanding accounts receivable.  Our 2008 cash provided by operating activities also reflects the benefit related to our $30.0 million deferred third and fourth quarter 2008 estimated federal tax payments as allowed by the Internal Revenue Service (IRS) for taxpayers affected by Hurricane Gustav.  This benefit was offset by a negative impact of approximately $36.0 million related to the net purchase and payment of inventory we purchased ahead of vendor price increases.  In 2008, the increase in cash used in investing activities reflects cash paid for our March 2008 acquisitions partially offset by a decrease in capital expenditures.  Cash used in financing activities in 2008 includes $23.1 million of net payments on debt.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan) with an original principal amount of $60.0 million.

At December 31, 2009, there was $100.7 million outstanding and $138.5 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 1.9% for the year ended December 31, 2009.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.  This swap agreement will convert the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap has an effective date of January 27, 2010 and will terminate on January 27, 2012.

At December 31, 2009, there was $48.0 million outstanding under the Term Loan.  We have remaining principal payments on the Term Loan of $12.0 million per quarter in 2010 and we intend to fund these payments by using cash provided by operations and borrowings under our Revolver.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the year ended December 31, 2009.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders, by up to $75.0 million, to a total of $315.0 million.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which decreased to a notional amount of $50.0 million in February 2010.  The effective interest rate on the Notes was approximately 5.688% for the year ended December 31, 2009.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of December 31, 2009, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of December 31, 2009, our average total leverage ratio equaled 2.87 (compared to 2.77 as of December 31, 2008) and the TTM average total debt amount used in this calculation was $310.4 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of December 31, 2009, our fixed charge ratio equaled 2.42 (compared to 2.52 as of December 31, 2008) and TTM Rental Expense was $57.2 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of December 31, 2009, we were in compliance with all covenants and financial ratio requirements.

On February 26, 2010, we amended certain provisions in our Credit Facility to increase the dividend limitation in 2010 from 50% to 55% of our 2009 Net Income.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2010.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 22, 2010, $53.0 million of the current Board authorized amount under our share repurchase program remained available. While share repurchases are not a current priority, we may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

Contractual Obligations

At December 31, 2009 our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$248,700	$48,000	$200,700	$—	$—
Operating leases	160,897	43,517	63,621	32,323	21,436
	$409,597	$91,517	$264,321	$32,323	$21,436

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2009 outstanding balances of each of our debt instruments and the related effective interest rates for the year ended December 31, 2009.  On our Term Loan and our Notes, the variable rates are converted to fixed rates under our existing swap agreements.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on information currently available related to scheduled payments and maturities of these debt instruments.

		Estimated payments due by period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Future interest expense	$23,584	$10,037	$13,547	$—	$—

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. However, we have entered into interest rate swap agreements to reduce our exposure to fluctuations in interest rates.  For information about our debt arrangements and interest rate swaps, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

In 2009, there was no interest rate risk related to our Term Loan and our Notes since the outstanding balances were fully hedged by our interest rate swaps.  If the variable rates on our Revolver and our Receivables Facility increased 1.0% from the rate at December 31, 2009 and we borrowed the maximum available amounts under these arrangements during 2009, then our pretax income would decrease by approximately $3.5 million and earnings per share would decrease by $0.04 per diluted share (based on the number of weighed average diluted shares outstanding at December 31, 2009).  The maximum amount available under the Revolver is $315.0 million assuming that we exercised the $75.0 million accordion feature.

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

Currency Risk

We have wholly owned subsidiaries in Canada, the United Kingdom, France, Italy, Portugal, Spain and Mexico.  Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings.  Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9.5% of total net sales in 2009, significantly higher volatility in these exchange rates in both 2008 and 2009 had a greater impact on our consolidated results.  Despite the relative small size of our international operations, our exposure to currency rate fluctuations could be material in future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
France	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred  to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 1, 2010 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

New Orleans, Louisiana
March 1, 2010

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2009	2008		2007

Net sales	$1,539,794	$1,783,683		$1,928,367
Cost of sales	1,090,070	1,268,455		1,397,721
Gross profit	449,724	515,228		530,646
Selling and administrative expenses	361,284	399,752		396,872
Operating income	88,440	115,476		133,774
Interest expense, net	9,667	18,912		22,148
Income before income taxes and equity earnings (loss)	78,773	96,564		111,626
Provision for income taxes	30,957	37,911		43,154
Equity earnings (loss) in unconsolidated investments, net	(28,614)	(1,697)		922
Net income	$19,202	$56,956		$69,394

Earnings per share:
Basic	$0.39	$1.19		$1.42
Diluted	$0.39	$1.17	(1)	$1.37
Weighted average shares outstanding:
Basic	48,649	47,861	(1)	48,978	(1)
Diluted	49,049	48,488	(1)	50,831	(1)

Cash dividends declared per common share	$0.52	$0.51		$0.465

                        (1)  As adjusted – see Note 1.

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$15,843	$15,762
Receivables, net	96,364	16,311
Receivables pledged under receivables facility	—	99,273
Product inventories, net	355,528	405,914
Prepaid expenses and other current assets	12,901	7,676
Deferred income taxes	10,681	11,908
Total current assets	491,317	556,844

Property and equipment, net	31,432	33,048
Goodwill	176,923	169,569
Other intangible assets, net	13,917	13,339
Equity interest investments	1,006	31,157
Other assets, net	28,504	26,949
Total assets	$743,099	$830,906

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$178,391	$173,688
Accrued expenses and other current liabilities	33,886	61,701
Short-term financing	—	20,792
Current portion of long-term debt and other long-term liabilities	48,236	6,111
Total current liabilities	260,513	262,292

Deferred income taxes	21,920	20,032
Long-term debt	200,700	301,000
Other long-term liabilities	7,779	5,848
Total liabilities	400,912	589,172

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,991,729 and 48,218,872 shares
issued and outstanding at December 31, 2009 and 2008, respectively	49	48
Additional paid-in capital	202,784	189,665
Retained earnings	47,128	54,407
Accumulated other comprehensive income (loss)	2,226	(2,386)
Total stockholders' equity	252,187	241,734
Total liabilities and stockholders' equity	$743,099	$830,906

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2009	2008	2007

Operating activities
Net income	$19,202	$56,956	$69,394
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,091	9,732	9,289
Amortization	2,454	3,722	4,694
Share-based compensation	6,429	6,709	7,398
Excess tax benefits from share-based compensation	(2,408)	(4,538)	(8,482)
Provision for doubtful accounts receivable, net of write-offs	(2,762)	4,619	5,047
Provision for inventory obsolescence, net	(24)	1,813	610
Change in deferred income taxes	(560)	(2,198)	(3,747)
Loss on sale of property and equipment	362	333	56
Equity (earnings) loss in unconsolidated investments	30,036	2,800	(1,523)
Gains on foreign currency transactions	(1,846)	—	—
Goodwill impairment	310	440	—
Other	115	(104)	(40)
Changes in operating assets and liabilities,net of effects of acquisitions and divestitures:
Receivables	25,441	26,350	8,822
Product inventories	56,676	(11,098)	(48,001)
Prepaid expenses and other assets	(6,178)	25	(870)
Accounts payable	(1,815)	(24,916)	16,505
Accrued expenses and other current liabilities	(21,273)	22,637	12,492
Net cash provided by operating activities	113,250	93,282	71,644

Investing activities
Acquisition of businesses, net of cash acquired	(10,937)	(35,466)	(2,087)
Divestiture of business	—	1,165	—
Proceeds from sale of investment	—	—	75
Purchase of property and equipment, net of sale proceeds	(7,168)	(7,003)	(10,626)
Net cash used in investing activities	(18,105)	(41,304)	(12,638)

Financing activities
Proceeds from revolving line of credit	446,937	370,948	477,246
Payments on revolving line of credit	(499,237)	(343,473)	(482,878)
Proceeds from asset-backed financing	57,000	83,335	87,479
Payments on asset-backed financing	(77,792)	(130,870)	(93,438)
Proceeds from long-term debt	—	—	100,000
Payments on long-term debt and other long-term liabilities	(6,157)	(3,171)	(4,321)
Payments of capital lease obligations	—	(251)	(257)
Payment of deferred financing costs	(305)	(56)	(1,152)
Excess tax benefits from share-based compensation	2,408	4,538	8,482
Proceeds from stock issued under share-based compensation plans	4,283	6,423	7,292
Payments of cash dividends	(25,310)	(24,431)	(22,734)
Purchases of treasury stock	(1,171)	(7,718)	(139,676)
Net cash used in financing activities	(99,344)	(44,726)	(63,957)
Effect of exchange rate changes on cash	4,280	(7,315)	4,042
Change in cash and cash equivalents	81	(63)	(909)
Cash and cash equivalents at beginning of year	15,762	15,825	16,734
Cash and cash equivalents at end of year	$15,843	$15,762	$15,825

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, amounts in Dollars except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2006	50,929	50	(7,334)	148,821	129,932	6,215	277,684
Net income	—	—	—	—	69,394	—	69,394
Foreign currency translation	—	—	—	—	—	4,042	4,042
Interest rate swap, net of tax of $1,606	—	—	—	—	—	(2,553)	(2,553)
Comprehensive income, net of tax							70,883
Treasury stock, 4,165 shares
of common stock	—	—	(139,676)	—	—	—	(139,676)
Retirement of treasury shares	(4,351)	(4)	147,010	—	(147,006)	—	—
FIN 48 cumulative adjustment	—	—	—	—	(542)	—	(542)
Share-based compensation	—	—	—	7,398	—	—	7,398
Exercise of stock options
including tax benefit of $8,482	839	1	—	14,544	—	—	14,545
Declaration of cash dividends	—	—	—	—	(22,734)	—	(22,734)
Issuance of restricted stock	62	—	—	—	—	—	—
Employee stock purchase plan	37	—	—	1,233	—	—	1,233
Balance at December 31, 2007	47,516	47	—	171,996	29,044	7,704	208,791
Net income	—	—	—	—	56,956	—	56,956
Foreign currency translation	—	—	—	—	—	(7,315)	(7,315)
Interest rate swap, net of tax of $1,730	—	—	—	—	—	(2,775)	(2,775)
Comprehensive income, net of tax							46,866
Treasury stock, 429 shares
of common stock	—	—	(7,719)	—	—	—	(7,719)
Retirement of treasury shares	(429)	(1)	7,719	—	(7,718)	—	—
Share-based compensation	—	—	—	6,709	—	—	6,709
Exercise of stock options
including tax benefit of $4,538	1,058	2	—	9,875	—	—	9,877
Declaration of cash dividends	—	—	—	—	(24,431)	—	(24,431)
Issuance of restricted stock	5	—	—	—	—	—	—
Other	—	—	—	—	556	—	556
Employee stock purchase plan	68	—	—	1,085	—	—	1,085
Balance at December 31, 2008	48,218	48	—	189,665	54,407	(2,386)	241,734
Net income	—	—	—	—	19,202	—	19,202
Foreign currency translation	—	—	—	—	—	2,434	2,434
Interest rate swap, net of tax of $1,299	—	—	—	—	—	2,178	2,178
Comprehensive income, net of tax							23,814
Treasury stock, 49 shares
of common stock		—	(1,171)	—		—	(1,171)
Retirement of treasury shares	(49)	—	1,171	—	(1,171)	—	—
Share-based compensation	—	—	—	6,429	—	—	6,429
Exercise of stock options
including tax benefit of $2,408	558	1	—	5,846	—	—	5,847
Declaration of cash dividends	—	—	—	—	(25,310)	—	(25,310)
Issuance of restricted stock	206	—	—	—	—	—	—
Employee stock purchase plan	58	—	—	844	—	—	844
Balance at December 31, 2009	48,991	49	—	202,784	47,128	2,226	252,187

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2009, Pool Corporation and our wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 287 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: SCP Distributors LLC (SCP), Superior Pool Products LLC (Superior) and Horizon Distributors, Inc. (Horizon).  Superior and Horizon are both wholly owned subsidiaries of SCP, which is a wholly owned subsidiary of Pool Corporation.

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

Subsequent Events

We have evaluated subsequent events through March 1, 2010, which is the date these financial statements were available to be issued.  For discussion of specific subsequent events, see Note 14.

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

Segment Reporting

Accounting Standards Codification (ASC) 280, Segment Reporting, establishes standards for the way that public companies report information about operating segments in annual financial statements and for related disclosures about products and services, geographic areas and major customers. POOL’s management evaluates our sales centers based upon their individual performance relative to predetermined standards that include both financial and operational measures. Additionally, POOL’s management makes decisions about how to allocate resources primarily on a sales center-by-sales center basis. Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment.

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

Revenue Recognition

We recognize revenue in accordance with ASC 605-10-S25, Revenue Recognition. This guidance requires that four basic criteria must be met before we can recognize revenue:

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

Vendor Incentives

We account for vendor incentives in accordance with ASC 605-50-25-10, Customer’s Accounting for Certain Consideration Received from a Vendor. Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration, payable to us when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for such incentives as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentive earned based on our estimate of cumulative purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual incentives earned based on actual purchase levels and trends. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor incentives that are deferred in inventory. In accordance with ASC 605-50-25-10, we recognize changes in our estimates for vendor incentives as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2009	2008	2007
$28,482	$38,024	$36,054

Share-Based Compensation

We account for our employee stock options under ASC 718, Compensation – Stock Compensation, which requires companies to recognize compensation cost for stock options and other stock-based awards based on the estimated fair value as measured on the grant date. We have selected a Black-Scholes model for estimating the grant date fair value of share-based payments under ASC 718.  For additional discussion of share-based compensation, see Note 7.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2009	2008	2007
$4,990	$7,139	$7,646

Income Taxes

In accordance with ASC 740, Income Taxes, we record deferred tax assets or liabilities based on differences between financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

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

LAC is a manufacturer of packaged pools and related products.  We recorded a $2.2 million equity net loss related to our share of LAC’s loss from ongoing operations for the eight months ended August 2009.  As of September 1, 2009, LAC performed an interim goodwill and other intangible asset impairment test and recorded a non-cash impairment charge in accordance with GAAP.  Since our pro rata share of this impairment charge exceeded our equity investment balance, we recognized a $26.5 million equity loss equal to our equity investment balance as of September 1, 2009, reducing the recorded value of our investment in LAC to zero.  We have not recognized any tax benefits related to the write-down of our equity investment in LAC.  Since we have a $14.4 million tax deductible basis in this investment, we have recorded a $5.7 million deferred tax asset and corresponding valuation allowance.

In December 2009, LAC filed for bankruptcy and its Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer have an equity interest in LAC and will not recognize any impact related to LAC’s future earnings or losses.

Earnings Per Share

In accordance with ASC 260, Earnings per Share, we calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. Diluted earnings per share includes the dilutive effects of share-based awards.

On January 1, 2009, we adopted ASC 260-10-45-61A.  This guidance states that unvested share-based payment awards that contain non-forfeitable rights to dividends (such as our unvested restricted stock awards) are participating securities and should be included in the computation of both basic and diluted earnings per share.  According to the provisions of ASC 260-10-45-61A, we now include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation and have adjusted prior period basic and diluted weighted average common shares outstanding to reflect the retrospective adoption of this guidance.  The adoption of this guidance resulted in a $0.01 decrease in our diluted earnings per share for 2008 due to rounding, but did not change our diluted earnings per share for 2007.

For additional discussion of earnings per share, see Note 9.

Foreign Currency

The functional currency of our foreign subsidiaries is the applicable local currency. We translate our foreign subsidiary financials statements into U.S. dollars based on published exchange rates in accordance with ASC 830, Foreign Currency Matters. These translation adjustments are included in Accumulated other comprehensive income (loss) in the Consolidated Balance Sheets and Consolidated Statements of Stockholders’ Equity.  Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Interest expense, net in the Consolidated Statement of Income as realized.  We recorded foreign currency transaction gains of $1.8 million in 2009.  In 2008 and 2007, realized foreign currency transaction gains and losses were immaterial.

Fair Value Measurements and Interest Rate Swaps

ASC 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

We currently have three interest rate swaps in place to reduce our exposure to fluctuations in interest rates, including one swap agreement with an effective date of January 27, 2010. We designated these swaps as cash flow hedges and record the changes in fair value of these swaps to Accumulated other comprehensive income (loss). If our interest rate swaps became ineffective, we would immediately recognize the changes in fair value of our swaps in earnings.  We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  For additional discussion of our interest rate swaps, see Note 5.

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

	2009	2008	2007
Balance at beginning of year	$13,688	$9,938	$4,892
Bad debt expense	4,643	9,855	7,634
Write-offs, net of recoveries	(6,405)	(5,355)	(2,588)
Reclassified balance (1)	(500)	(750)	—
Balance at end of year	$11,426	$13,688	$9,938

(1)
Upon conversion of a customer’s outstanding $1.8 million trade accounts receivable balance to a note receivable balance in January 2008, we reclassified both the gross trade accounts receivable balance and the associated reserve balance to other non-current assets on the Consolidated Balance Sheet.  In 2009, we reclassified a specific trade accounts receivable reserve balance to offset an outstanding customer note receivable balance that is recorded in other non-current assets on the Consolidated Balance Sheet.

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

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences or regulatory requirements;
•	seasonal fluctuations in inventory levels;
•	geographic location; and
•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2009	2008	2007
Balance at beginning of year	$8,448	$5,403	$4,777
Acquisition of businesses, net (1)	(619)	1,165	—
Provision for inventory write-downs	1,967	3,131	1,788
Deduction for inventory write-offs	(1,991)	(1,251)	(1,162)
Balance at end of year	$7,805	$8,448	$5,403

(1)	Amounts reflect activity for acquisitions made prior to 2009. As discussed below under ‘Acquisitions’, we prospectively applied the provisions of ASC 805, Business Combinations.

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 - 10 years (1)
Autos and trucks	3 years
Machinery and equipment	3 - 10 years
Computer equipment	3 - 5 years
Furniture and fixtures	10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2009	2008	2007
$9,091	$9,732	$9,289

Acquisitions

Effective January 1, 2009, we adopted ASC 805, Business Combinations.  This guidance amends previous guidance related to business combinations.  We prospectively applied the provisions of ASC 805.

Under ASC 805, we use the acquisition method of accounting and recognize the assets acquired and the liabilities assumed at fair value as of the acquisition date.  Any contingent assets acquired and contingent liabilities assumed are recognized at fair value, if we can reasonably estimate fair value during the measurement period.  However, we are required to remeasure any contingent liabilities at fair value in each subsequent reporting period.  If our initial acquisition accounting is incomplete by the end of the reporting period in which a business combination occurs, we are required to report provisional amounts for incomplete items.  Once we obtain information required to finalize the accounting for incomplete items, we retrospectively adjust the provisional amounts recognized as of the acquisition date.  Adjustments to these provisional amounts must be made during the measurement period, which can not exceed one year from the acquisition date.  Other substantial changes in this guidance included the requirements to expense any restructuring costs associated with a business combination and to expense all acquisition related costs as incurred.

All business combinations made prior to adoption of ASC 805 are accounted for in accordance with the previous guidance. For all acquisitions, we include the results of operations in our Consolidated Financial Statements as of the acquisition date.  For additional discussion of acquisitions, see Note 2.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We account for goodwill under the provisions of ASC 350, Intangibles-Goodwill and Other. In accordance with these rules, we test goodwill and other indefinite lived intangible assets for impairment annually or at any other time when impairment indicators exist.

For our annual goodwill impairment test, we compare our estimated fair value of reporting units to their carrying value, including goodwill.  We continually evaluate our operating performance against our estimates to determine if an updated interim assessment is necessary.  Since we define our operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  For additional discussion of goodwill and other intangible assets, see Note 3.

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

Supplemental Cash Flow Information

The supplemental disclosures to the accompanying Consolidated Statements of Cash Flows are as follows (in thousands):

	Year Ended December 31,
	2009	2008	2007
Cash paid during the year for:
Interest	$10,968	$18,226	$21,321
Income taxes, net of refunds	60,234	8,619	30,509

                                       (1)  The 2009 payments include $30.0 million for deferred 2008 estimated federal income taxes.  See discussion at Note 4.

Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (SFAS 168).  The Accounting Standards Codification (ASC) is now the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This ASC topic supersedes all existing non-SEC accounting and reporting standards. All other non-SEC accounting literature excluded from the ASC is now considered non-authoritative.  SFAS 168, as codified by ASC 105, Generally Accepted Accounting Principles, is effective for financial statements issued for interim and annual periods ending after September 15, 2009.  The adoption of SFAS 168 impacted our financial statement disclosures, but did not affect our consolidated financial position or results of operations.

Note 2 - Acquisitions and Divestitures

2009 Acquisitions

In October 2009, we acquired the distribution assets of General Pool & Spa Supply, Inc. (GPS), a leading regional swimming pool and spa products distributor.  GPS is based in Northern California and operated 10 distribution sales centers.  As of December 31, 2009, we had consolidated three of the acquired sales centers into our existing sales centers.  The total consideration for our acquisition of GPS includes approximately $2.5 million of deferred cash consideration payable between April 2010 and April 2011.  We have completed the initial acquisition accounting for GPS subject to adjustments in accordance with terms of the purchase agreement and we do not expect to make any significant adjustments during the measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

2008 Acquisitions and Divestitures

In March 2008, we acquired National Pool Tile Group, Inc. (NPT), a leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbish and construction markets through 15 distribution sales centers.  We finalized the purchase price allocations for this acquisition in the first quarter of 2009.  As of April 2009, we had consolidated seven of the acquired sales centers into our existing sales centers.  This acquisition did not have a material impact on our financial position or results of operations.

Also in March 2008, we acquired Canswim Pools (Canswim), a manufacturer of in-ground swimming pools and a distributor of in-ground swimming pools and supplies with one sales center location in Ontario, Canada.  We finalized the purchase price allocations for this acquisition in the first quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

In November 2008, we acquired Proplas Plasticos, S.L. (Proplas), a distributor of swimming pool products and irrigation and plumbing supplies in Madrid, Spain.  We finalized the purchase price allocations for this acquisition in the fourth quarter of 2009.  This acquisition did not have a material impact on our financial position or results of operations.

In April 2008, we divested our pool liner manufacturing operation in France (SOFI Manufacturing).  We acquired SOFI Manufacturing as part of our 2003 acquisition of Sud Ouest Filtration, a distributor of swimming pool products operating one sales center in Bordeaux, France.  Our decision to divest our pool liner manufacturing operation allows us to focus on our core distribution business.  This divestiture did not have a material impact on our financial position or results of operations.

2007 Acquisitions

In February 2007, we acquired Tor-Lyn Limited, a swimming pool supply distributor with one sales center location in Ontario, Canada.  This acquisition did not have a material impact on our financial position or results of operations.

Note 3 - Goodwill and Other Intangible Assets

In September 2009, we closed one of our Horizon sales centers in Texas.  As a result, we performed an interim impairment test to determine the implied fair value of this reporting unit’s goodwill.  Since the implied fair value of goodwill was less than the carrying value, we wrote off $0.3 million of goodwill related to this reporting unit.  This impairment expense is recorded in selling and administrative expenses on the Consolidated Statements of Income.

In October 2009, we performed our annual goodwill impairment test.  As of October 1, 2009, we had 203 reporting units with allocated goodwill balances.  The highest goodwill balance is $7.1 million for our UK reporting unit.  For the other reporting units, the highest goodwill balance is $5.7 million and the average goodwill balance is $0.8 million.  Based on our annual goodwill impairment test, we believe the goodwill attributed to all of our reporting units is not impaired.

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2007	$155,247
Acquired goodwill	14,790
Purchase price adjustments, net	(28)
Goodwill impairment	(440)
Balance at December 31, 2008	169,569
Acquired goodwill	6,632
Purchase price adjustments, net	1,032
Goodwill impairment	(310)
Balance at December 31, 2009	$176,923

Purchase price adjustments represent final adjustments in 2009 for the NPT, Canswim and Proplas acquisitions, and in 2008 for the Tor-Lyn Limited acquisition.

Other intangible assets consist of the following (in thousands):

	December 31,
	2009	2008
Horizon tradename (indefinite life)	$8,400	$8,400
NPT tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	9,321	9,017
Employment contracts (2.9 year weighted average useful life)	650	1,000
Distribution agreement (5 year useful life)	6,115	6,115
	25,986	26,032
Less accumulated amortization	(12,069)	(12,693)
	$13,917	$13,339

The Horizon tradename has an indefinite useful life and is not subject to amortization.  However, we evaluate the remaining useful life of this intangible asset and test for impairment periodically as required by ASC 350, Intangibles-Goodwill and Other. The NPT tradename, non-compete agreements, employment contracts and distribution agreement have finite useful lives and we amortize these agreements using the straight-line method over their respective useful lives.  The useful lives for our non-compete agreements and distribution agreement are based on their contractual terms.

The employment contracts and distribution agreement intangibles were fully amortized as of December 31, 2008.  In 2009, we entered into a non-compete agreement as part of the GPS acquisition and recorded an intangible asset related to this agreement with an estimated fair value of $2.35 million.  During 2009, we also wrote off two fully amortized non-compete agreement intangibles that totaled $2.0 million and three fully amortized employment agreement contracts that totaled $0.35 million.  Other intangible amortization expense was $1.8 million in 2009, $3.4 million in 2008 and $4.5 million in 2007.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2010	$1,725
2011	1,054
2012	675
2013	608
2014	467

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2009	2008
Receivables:
Trade accounts	$84,702	$5,454
Trade accounts, pledged	—	99,273
Vendor incentives, net	21,545	21,293
Other, net	1,543	3,252
	107,790	129,272
Less allowance for doubtful accounts	(11,426)	(13,688)
	$96,364	$115,584

Prepaid expenses and other current assets:
Prepaid expenses	$6,828	$7,676
Income tax receivable	6,073	—
	$12,901	$7,676

Property and equipment:
Land	$1,641	$1,631
Building	2,222	2,145
Leasehold improvements	20,460	19,208
Autos and trucks	1,757	1,771
Machinery and equipment	20,157	20,393
Computer equipment	24,153	18,097
Furniture and fixtures	9,531	9,654
Fixed assets in progress	939	2,299
	80,860	75,198
Less accumulated depreciation	(49,428)	(42,150)
	$31,432	$33,048

Other assets, net:
Non-current deferred income taxes	$22,715	$21,324
Other	5,789	5,625
	$28,504	$26,949

Accrued expenses and other current liabilities:
Salaries and bonuses	$11,337	$12,543
Current deferred tax liability	3,375	3,685
Other(1)	19,174	45,473
	$33,886	$61,701

(1)
The 2008 balance includes $30.0 million of income taxes payable related to the deferral of estimated income tax payments as allowed by Internal Revenue Service Notice 2008-100, which was issued after Hurricane Gustav.

Note 5 - Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2009	2008
Current portion:
Accounts Receivable Securitization Facility (described below)	$—	$20,792
Current portion of Term Loan	48,000	6,000
	48,000	26,792
Long-term portion:
Revolving Line of Credit, variable rate (described below)	100,700	153,000
Term Loan, variable rate (described below)	—	48,000
Floating Rate Senior Notes (described below)	100,000	100,000
	200,700	301,000
Total debt	$248,700	$327,792

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

At December 31, 2009, there was $100.7 million outstanding and $138.5 million available for borrowing under the Revolver. The weighted average effective interest rate of the Revolver was approximately 1.9% for the year ended December 31, 2009.

Borrowings under the Revolver bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the prime rate or (ii) the overnight Federal Funds Rate plus 0.500%; plus a spread ranging from 0% to 0.250% depending on our leverage ratio; or
b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.500% to 1.250% depending on our leverage ratio.

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

At December 31, 2009, there was $48.0 million outstanding under the Term Loan which has remaining principal payments of $12.0 million per quarter in 2010. The weighted average effective interest rate of the Term Loan was approximately 3.2% for the year ended December 31, 2009.  See discussion of our interest rate swaps below.

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

Accounts Receivable Securitization Facility

Our accounts receivable securitization facility (the Receivables Facility) provided for the true sale of certain of our receivables as they were created to a wholly owned, bankruptcy-remote subsidiary. This subsidiary granted an undivided security interest in the receivables to an unrelated commercial paper conduit. Because of the structure of the bankruptcy-remote subsidiary and our ability to control its activities, we included the transferred receivables and related debt in our Consolidated Balance Sheets.

In May 2008, we renewed the Receivables Facility for one year through May 2009.  Effective September 2008, the Receivables Facility provided a borrowing capacity of up to $95.0 million.

On January 15, 2009, we amended our Receivables Facility to increase the required loss reserves used in calculating the available funding amount, to loosen the delinquency and default trigger ratios for our seasonally slower months of October through April and to reduce the facility size from $95.0 million to $75.0 million.

In May 2009, we amended the Receivables Facility to extend the termination date to August 19, 2009, to increase the required reserves used in calculating the available funding amount and to loosen the delinquency and default trigger ratios.  As part of this amendment, the Receivables Facility had a reduced borrowing capacity of up to $25.0 million.

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

In March 2008, we entered into a separate interest rate swap agreement to reduce our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan.  The swap agreement converts the Term Loan’s variable interest rate to a fixed rate of 2.4% on the initial notional amount, which will decrease as payments are made on the Term Loan until maturity on December 20, 2010.  This swap had an effective date of December 31, 2008.

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

During the year ended December 31, 2009, no gains or losses were recognized on these swaps and there was no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to the swap agreements resulted in a $4.6 million increase in interest expense.  The table below presents the fair value of our swap agreements as of December 31, 2009 (in thousands):

Balance Sheet Line Item	Unrealized Losses
Accrued expenses and other current liabilities	$(4,989)

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

Financial and Other Covenants

Financial covenants on our amended Credit Facility and the Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum average total leverage ratio, which are our most restrictive covenants. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy). The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s net income, provided that we are not in default or no event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.

As of December 31, 2009, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Notes.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as Other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The changes in deferred financing costs are as follows (in thousands):

	2009	2008
Deferred financing costs:
Balance at beginning of year	$2,064	$2,008
Financing costs deferred	305	56
Write-off fully amortized deferred financing costs	(342)	-
Balance at end of year	2,027	2,064

Accumulated amortization of deferred financing costs:
Balance at beginning of year	$(835)	$(469)
Amortization of deferred financing costs	(667)	(366)
Write-off fully amortized deferred financing costs	342	-
Balance at end of year	(1,160)	(835)
Deferred financing costs, net of accumulated amortization	$867	$1,229

Note 6 - Comprehensive Income

Comprehensive income includes net income, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps. The table below presents total comprehensive income for the past three years (in thousands):

2009	2008	2007
$23,814	$46,866	$70,883

Accumulated other comprehensive income (loss) as presented on the Consolidated Balance Sheets consists of the following components (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps (1)	Total
Balance at December 31, 2007	$10,136	$(2,432)	$7,704
Net change	(7,315)	(2,775)	(10,090)
Balance at December 31, 2008	2,821	(5,207)	(2,386)
Net change	2,434	2,178	4,612
Balance at December 31, 2009	$5,255	$(3,029)	$2,226

(1)	Amounts are shown net of tax.

Note 7 - Share-Based Compensation

Share-Based Plans

We award stock options and restricted stock to our employees and non-employee directors under our stock option plans.

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued under the Amended 2007 LTIP from 1,515,000 shares to 5,415,000 shares.  Granted stock options have an exercise price equal to our stock’s closing market price on the date of grant. Depending on an employee’s length of service with the Company, these options generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the options vest three years from the grant date and the remainder vest five years from the grant date. These options expire ten years from the grant date. Restricted stock awarded under the Amended 2007 LTIP is issued at no cost to the grantee and is subject to vesting restrictions. The restricted stock awards generally vest either one year from the grant date for awards to directors or five years from the grant date for all other awards.

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

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan (the Director Plan) permitted the Board to grant stock options to each non-employee director. No more than 1,350,000 shares were authorized to be issued under this plan. Granted options have an exercise price equal to our stock’s market price on the grant date. The options generally were exercisable one year after the grant date, and they expire ten years after the grant date. The Director Plan expired during 2006.

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

All awards granted under the 1995 Stock Option Plan were exercised or cancelled as of December 31, 2008.

Stock Option Awards

The following is a summary of the stock option activity under our stock option plans for the year ended December 31, 2009:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2008	5,555,586	$19.51
Granted	539,120	18.44
Exercised	(557,252)	6.17
Forfeited	(71,299)	31.10
Balance at December 31, 2009	5,466,155	$20.62	4.91	$18,064,159

Exercisable at December 31, 2009	3,222,560	$16.54	2.98	$17,719,106

The table below summarizes information about stock options outstanding and exercisable at December 31, 2009:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Life	Average		Average
Range of exercise prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$ 0.00 to $ 5.99	227,748	0.23	$4.35	227,748	$4.35
$ 6.00 to $ 11.99	1,331,481	2.04	10.77	1,331,481	10.77
$ 12.00 to $ 17.99	551,580	2.18	13.09	551,180	13.09
$ 18.00 to $ 23.99	1,910,454	7.38	20.20	602,434	21.60
$ 24.00 to $ 29.99	36,500	4.52	26.74	36,500	26.74
$ 30.00 to $ 47.30	1,408,392	6.13	35.91	473,217	35.41
	5,466,155	4.91	$20.62	3,222,560	$16.54

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(In thousands, except share amounts)	2009	2008	2007
Options exercised	557,252	1,057,760	838,746
Cash proceeds	$3,439	$5,339	$6,061
Intrinsic value of options exercised	$7,870	$14,312	$24,457
Tax benefits realized	$3,093	$5,619	$9,443

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2009		2008		2007
Expected volatility	36.6%		31.0%		29.6%
Expected term	6.7	years	6.7	years	6.5	years
Risk-free interest rate	2.94%		3.17%		4.49%
Expected dividend yield	2.0%		1.0%		1.0%

Grant date fair value	$6.18		$6.89		$12.99

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

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2009	2008	2007
Share-based compensation expense	$4,681	$5,721	$5,875
Recognized tax benefits	1,840	2,246	2,268

At December 31, 2009, the unamortized compensation expense related to stock option awards totaled $6.5 million, which will be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our stock option plans for the year ended December 31, 2009:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2008	94,823	$27.43
Granted (at market price)	209,792	18.44
Vested	(58,748)	21.03
Forfeited	(3,300)	18.44
Balance unvested at December 31, 2009	242,567	$21.32

The restricted stock awards generally vest one year from the grant date for awards to directors and five years from the grant date for other awards. At December 31, 2009, the unamortized compensation expense related to the restricted stock awards totaled $2.9 million, which will be recognized over a weighted average period of 2.5 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2009	2008	2007
Shares vested	58,748	20,326	2,500
Fair value of restricted stock awards vested	$1,010	$344	$91

The table below presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2009	2008	2007
Share-based compensation expense	$1,560	$809	$1,321

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

No more than 956,250 shares of our common stock may be issued under our ESPP. For the two six month offering periods in each year presented below, we awarded the following aggregate share amounts:

2009	2008	2007
57,839	65,052	50,424

The grant date fair value for the most recent ESPP purchase period ended December 31, 2009 was $3.89 per share.  Share-based compensation expense related to our ESPP was $0.2 million in 2009, 2008 and 2007.

Note 8 - Income Taxes

Income before income taxes and equity earnings (loss) is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2009	2008	2007
United States	$76,941	$93,854	$107,853
Foreign	1,832	2,710	3,773
Total	$78,773	$96,564	$111,626

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2009	2008	2007
Current:
Federal	$24,422	$32,743	$41,040
State and other	4,998	6,262	6,471
	29,420	39,005	47,511
Deferred:
Federal	1,659	(992)	(4,005)
State and other	(122)	(102)	(352)
	1,537	(1,094)	(4,357)
Total	$30,957	$37,911	$43,154

We made payments related to income taxes totaling $60.2 million in 2009 and $8.6 million in 2008. We deferred our third and fourth quarter 2008 estimated federal tax payments of $30.0 million until January 2009 as allowed by Internal Revenue Service Notice 2008-100, which was issued following Hurricane Gustav.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on income before income taxes and equity earnings (loss) is as follows:

	Year Ended December 31,
	2009	2008	2007
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	4.30	4.26	3.66
Total effective tax rate	39.30%	39.26%	38.66%

We recorded a reduction in the deferred tax liability of $1.4 million in 2009 and $1.1 million in 2008 related to our equity losses in LAC.  These amounts are not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Product inventories	$8,268	$8,727
Accrued expenses	1,323	1,358
Allowance for doubtful accounts	1,090	1,823
Total current	10,681	11,908

Leases	1,562	1,447
Share-based compensation	15,563	13,789
Uncertain tax positions	1,592	1,244
Net operating losses	2,766	2,159
Interest rate swaps	1,961	3,260
Equity loss in unconsolidated investments	5,653	—
Other	2,037	1,584
	31,134	23,483
Less: Valuation allowance	(8,419)	(2,159)
Total non-current	22,715	21,324
Total deferred tax assets	33,396	33,232

Deferred tax liabilities:
Trade discounts on purchases	2,582	2,540
Prepaid expenses	793	1,145
Total current	3,375	3,685

Intangible assets, primarily goodwill	21,109	18,071
Depreciation	811	538
Equity earnings in unconsolidated investments	—	1,423
Total non-current	21,920	20,032
Total deferred tax liabilities	25,295	23,717

Net deferred tax asset	$8,101	$9,515

At December 31, 2009, certain of our international subsidiaries had tax loss carryforwards totaling approximately $9.0 million, which expire in various years after 2010.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $2.8 million as of December 31, 2009 and $2.2 million as of December 31, 2008.  We have recorded a corresponding valuation allowance of $2.8 million and $2.2 million in the respective years.  We have also recorded a $5.7 million valuation allowance related to our deferred tax asset recorded for the write-off of our investment in LAC.

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

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options. We receive an income tax benefit based on the difference between the option exercise price and the fair market value of the stock at the time the option is exercised. To the extent realized tax deductions for option exercises exceed the amount of previously recognized deferred tax benefits related to share-based compensation for these option awards, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $2.4 million in 2009 and $4.5 million in 2008.

As of December 31, 2009, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required.

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

The following is a summary of the activity related to uncertain tax positions for the year ended December 31, 2009 (in thousands):

	2009	2008	2007
Balance at beginning of year	$3,887	$3,538	$3,345
Increases (decreases) for tax positions taken during a prior period	579	149	(126)
Increases for tax positions taken during the current period	898	928	1,009
Decreases resulting from the expiration of the statute of limitations	(814)	(296)	(588)
Decreases relating to settlements	—	(432)	(102)
Balance at end of year	$4,550	$3,887	$3,538

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $3.0 million at December 31, 2009 and $2.5 million at December 31, 2008.

We recognize accrued interest related to unrecognized tax benefits in interest expense and we recognize penalties in selling and administrative expenses.  We had approximately $0.6 million in accrued interest at December 31, 2009 and at December 31, 2008.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2006.  We anticipate that the accounting under the provisions of ASC 740 may provide for greater volatility in our effective tax rate as items are derecognized or as we record changes in measurement in interim periods.

Note 9 - Earnings Per Share

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding (in thousands):

	Year Ended December 31,
	2009	2008		2007
Net income	$19,202	$56,956		$69,394

Weighted average common shares outstanding:
Basic	48,649	47,861	(1)	48,978	(1)
Effect of dilutive securities:
Stock options	394	622		1,848
Employee stock purchase plan	6	5		5
Diluted	49,049	48,488	(1)	50,831	(1)

(1)  As adjusted for adoption of ASC 260-10-45-61A.  See discussion at Note 1.

The weighted average diluted shares outstanding for the years ended December 31, 2009, December 31, 2008 and December 31, 2007 exclude stock options to purchase 3,355,345, 2,888,211 and 1,077,375 shares, respectively.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

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

2009	2008	2007
$67,898	$67,043	$62,673

The table below sets forth the approximate future minimum lease payments as of December 31, 2009 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2010	43,517
2011	35,322
2012	28,299
2013	19,401
2014	12,922
Thereafter	21,436

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

Note 11 - Related Party Transactions

Policy

Our policy for related party transactions is included within our written Audit Committee Charter, which requires that our Audit Committee review and approve all related party transactions that would be required to be disclosed in our Annual Proxy Statement or may otherwise be required by NASDAQ.

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space. We amended the lease agreement in May 2005 and the amended agreement has a ten year term.  As of December 31, 2009, we pay rent of $68,263 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole member of S&C Development, LLC is A. David Cook, a POOL executive officer.  The original five year lease term commenced on February 4, 2002, and the current renewal covers a term of seven years and will expire on December 31, 2013.  As of December 31, 2009, we pay rent of $5,289 per month for the 8,600 square foot space.

In January 2001, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001 and will expire on November 30, 2011.  As of December 31, 2009, we pay rent of $13,203 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain, a POOL executive officer, for a sales center facility in Baton Rouge, Louisiana. We extended this lease for a third term of five years, which commenced on March 1, 2007 and will expire on February 28, 2012.  As of December 31, 2009, we pay rent of $10,973 per month for the 23,500 square foot facility.

In May 2001, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Jackson, Mississippi. The original seven year lease term commenced on November 16, 2001.  The current five year lease renewal commenced on December 1, 2008 and will expire on November 30, 2013.  As of December 31, 2009, we pay rent of $9,360 per month for the 20,000 square foot facility.

In October 1999, we entered into a lease agreement with S&C Development, LLC for a sales center facility in Mandeville, Louisiana. In November 2007, S&C Development, LLC sold this facility to an unrelated third party and we executed a lease with the new landlord.

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2009	2008	2007
NCC	$819	$807	$795
Other	461	457	522
Total	$1,280	$1,264	$1,317

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

The employee and Company sponsored contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions for the past three years (in thousands):

	2009	2008	2007
Matching contributions 401(k)	$3,421	$3,703	$3,497
Matching contributions deferred compensation plan	16	15	32

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly operating results of operations for the past two years (in thousands, except per share data):

	Quarter
	2009				2008
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$276,626	$602,082	$430,054	$231,032	$338,215	$692,972	$493,530	$258,966
Gross profit	81,193	178,068	123,394	67,069	95,354	202,752	141,800	75,322
Net income (loss)	(6,236)	48,366	(9,322)	(13,606)	(3,184)	52,875	22,060	(14,795)
Earnings (loss) per share:
Basic	$(0.13)	$1.00	$(0.19)	$(0.28)	$(0.07)	$1.11	$0.46	$(0.31)
Diluted	$(0.13)	$0.99	$(0.19)	$(0.28)	$(0.07)	$1.09	$0.45	$(0.31)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter under the requirements of ASC 260, Earnings per Share.

Note 14 - Subsequent Events

In December 2009, LAC filed for bankruptcy.  LAC’s Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer have an equity interest in LAC and will not recognize any impact related to LAC’s future earnings or losses.  See Note 1 for further discussion of LAC.

On March 1, 2010, we amended certain provisions in our Credit Facility to increase the dividend limitation in 2010 from 50% to 55% of our 2009 Net Income (as defined in the Credit Facility agreement).  All other provisions of our Credit Facility remain the same.

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2009, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2009, our disclosure controls and procedures were effective.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2009, POOL’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on POOL’s internal controls over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockhholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Pool Corporation, and our report dated March 1, 2010, expressed an unqualified opinion thereon.

                                         /s/Ernst & Young LLP

New Orleans, Louisiana
March 1, 2010

Item 9B. Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2010 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to POOL’s 2010 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2010 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2010 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2010 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

         (a)  The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Statements of Income	40
	Consolidated Balance Sheets	41
	Consolidated Statements of Cash Flows	42
	Consolidated Statements of Changes in Stockholders’ Equity	43
	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required
	or because the required information is provided in our Consolidated Financial
	Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2010.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2010.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY
Melanie M. Housey	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2		as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.4	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.5	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.6	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.7	*	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.8	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/09/2009
10.9	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.12	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.13	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.14	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.15	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.16	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.17	*	Compensation of Non-Employee Directors.	X
10.18	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.19		Louisiana Tax Equalization Agreement.		10-Q	000-26640	10/29/2004
10.20	*	Tax Reimbursement Arrangement.		10-Q	000-26640	07/30/2004

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.21
Lease (Mandeville Sales Center) entered into as of
October 19, 1999, by and between S&C Development
Company, LLC and South Central Pool Supply, Inc, as amended by Lease Agreement Amendment No. One, entered into as of May 26, 2000, by and between S&C Development
Company, LLC and South Central Pool Supply, Inc,
				10-Q	000-26640	07/30/2004
10.22		as amended by the Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC,		10-K	000-26640	03/01/2007
10.23
as amended by Lease Agreement (Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
				10-Q	000-26640	07/30/2004
10.24		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.25
Lease (Oklahoma City Sales Center) entered into as of January 15, 2001, by and between Dave Cook, individually and
SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
				10-Q	000-26640	07/30/2004
10.26	*	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.27		Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.28		Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.29		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.30		Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005.		8-K	000-26640	10/04/2005

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.31		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.32		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
10.33
Amended and Restated Credit Agreement dated as of December 20, 2007, among Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wachovia Capital Finance Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, a syndication Agent, Wells Fargo Bank National Association, Regions Bank and Capital One, National Association, as Documentation Agents,
				10-K	000-26640	02/29/2008
10.34		as amended by First Amendment entered into as of March 1, 2010.	X
10.35		Amended and Restated Subsidiary Guaranty Agreement dated as of December 20, 2007.		10-K	000-26640	02/29/2008
10.36	*	2008 Strategic Plan Incentive Program (SPIP)		8-K	000-26640	03/03/2008
10.37	*	Pool Corporation Executive Bonus Plan.	X
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

*	Indicates a management contract or compensatory plan or arrangement