Form 10-K/A
period 2009-12-31
POOL CORP
filed 2010-03-04
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Explanatory Note

We are filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to our Annual Report on Form 10-K for the fiscal year ended December 31, 2009, initially filed with the Securities and Exchange Commission on March 1, 2010 (the “Original Filing”).  This amendment is being filed solely to correct a typographical error in the total liabilities balance as of December 31, 2009 on the Consolidated Balance Sheets contained in Item 8.

In addition, the Report of Independent Registered Public Accounting Firm included in Items 8 and 9A of the Original Filing have been amended to reflect the filing date of this
Form 10-K/A.  Item 15 of the Original Filing has also been amended to contain (i) a revised and currently dated consent of our Independent Registered Public Accounting Firm attached to this Form 10-K/A as Exhibit 23.1 and (ii) revised and currently dated certifications from our Chief Executive Officer and Chief Financial Officer as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002 attached to this Form 10-K/A as Exhibits 31.1, 31.2 and 32.1.

For the convenience of the reader, this Form 10-K/A includes the Original Filing in its entirety as amended by this Form 10-K/A.  We have made no other changes to the Original Filing and except as expressly set forth above, this Form 10-K/A does not amend or update any other information contained in the Original Filing.  This Form 10-K/A speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the date of the Original Filing.

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 4, 2010 expressed an unqualified opinion thereon.

                                           /s/ Ernst & Young LLP

New Orleans, Louisiana
March 4, 2010

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

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2009	2008

Assets
Current assets:
Cash and cash equivalents	$15,843	$15,762
Receivables, net	96,364	16,311
Receivables pledged under receivables facility	—	99,273
Product inventories, net	355,528	405,914
Prepaid expenses and other current assets	12,901	7,676
Deferred income taxes	10,681	11,908
Total current assets	491,317	556,844

Property and equipment, net	31,432	33,048
Goodwill	176,923	169,569
Other intangible assets, net	13,917	13,339
Equity interest investments	1,006	31,157
Other assets, net	28,504	26,949
Total assets	$743,099	$830,906

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$178,391	$173,688
Accrued expenses and other current liabilities	33,886	61,701
Short-term financing	—	20,792
Current portion of long-term debt and other long-term liabilities	48,236	6,111
Total current liabilities	260,513	262,292

Deferred income taxes	21,920	20,032
Long-term debt	200,700	301,000
Other long-term liabilities	7,779	5,848
Total liabilities	490,912	589,172

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,991,729 and 48,218,872 shares
issued and outstanding at December 31, 2009 and 2008, respectively	49	48
Additional paid-in capital	202,784	189,665
Retained earnings	47,128	54,407
Accumulated other comprehensive income (loss)	2,226	(2,386)
Total stockholders' equity	252,187	241,734
Total liabilities and stockholders' equity	$743,099	$830,906

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

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, stockhholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 of Pool Corporation, and our report dated March 4, 2010, expressed an unqualified opinion thereon.

                                         /s/Ernst & Young LLP

New Orleans, Louisiana
March 4, 2010

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

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized on March 4, 2010.

POOL CORPORATION

By:	/s/ MARK W. JOSLIN
Mark W. Joslin, Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K/A	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2		as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.4	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.5	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.6	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.7	*	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.8	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/09/2009
10.9	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.12	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.13	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.14	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.15	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.16	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.17	*	Compensation of Non-Employee Directors.	X
10.18	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.19		Louisiana Tax Equalization Agreement.		10-Q	000-26640	10/29/2004
10.20	*	Tax Reimbursement Arrangement.		10-Q	000-26640	07/30/2004

Incorporated by Reference
No.		Description	Filed with this Form 10-K/A	Form	File No.	Date Filed
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
				10-Q	000-26640	07/30/2004
10.26	*	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.27		Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.28		Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.29		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.30		Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005.		8-K	000-26640	10/04/2005

Incorporated by Reference
No.		Description	Filed with this Form 10-K/A	Form	File No.	Date Filed
10.31		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.32		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
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