Form 10-Q
period 2010-03-31
POOL CORP
filed 2010-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2010 or

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

At April 23, 2010, there were 49,472,216 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2010	2009

Net sales	$269,833	$276,626
Cost of sales	193,541	195,433
Gross profit	76,292	81,193
Selling and administrative expenses	84,180	84,839
Operating loss	(7,888)	(3,646)
Interest expense, net	2,354	3,327
Loss before income tax benefit and equity earnings (loss)	(10,242)	(6,973)
Income tax benefit	(4,025)	(2,740)
Equity earnings (loss) in unconsolidated investments, net	106	(2,003)
Net loss	$(6,111)	$(6,236)

Loss per share:
Basic	$(0.12)	$(0.13)
Diluted	$(0.12)	$(0.13)
Weighted average shares outstanding:
Basic	49,194	48,287
Diluted	49,194	48,287

Cash dividends declared per common share	$0.13	$0.13

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	March 31,	March 31,	December 31,
	2010	2009	2009 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,494	$13,103	$15,843
Receivables, net	157,568	20,373	96,364
Receivables pledged under receivables facility	—	139,945	—
Product inventories, net	382,380	397,863	355,528
Prepaid expenses and other current assets	13,513	7,973	12,901
Deferred income taxes	10,681	11,908	10,681
Total current assets	575,636	591,165	491,317

Property and equipment, net	32,206	34,677	31,432
Goodwill	176,923	169,936	176,923
Other intangible assets, net	13,454	13,035	13,917
Equity interest investments	1,087	27,804	1,006
Other assets, net	28,556	27,158	28,504
Total assets	$827,862	$863,775	$743,099

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$251,590	$201,300	$178,391
Accrued expenses and other current liabilities	25,429	24,911	33,886
Short-term financing	—	8,000	—
Current portion of long-term debt and other long-term liabilities	36,223	16,613	48,236
Total current liabilities	313,242	250,824	260,513

Deferred income taxes	21,979	19,014	21,920
Long-term debt	242,150	356,721	200,700
Other long-term liabilities	7,646	5,736	7,779
Total liabilities	585,017	632,295	490,912

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized;
49,439,423, 48,358,089 and 48,991,729 shares issued and
outstanding at March 31, 2010, March 31, 2009 and
December 31, 2009, respectively	49	48	49
Additional paid-in capital	207,803	192,261	202,784
Retained earnings	33,066	41,832	47,128
Accumulated other comprehensive income (loss)	1,927	(2,661)	2,226
Total stockholders’ equity	242,845	231,480	252,187
Total liabilities and stockholders’ equity	$827,862	$863,775	$743,099

           (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2010	2009

Operating activities
Net loss	$(6,111)	$(6,236)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,224	2,209
Amortization	567	662
Share-based compensation	1,871	1,321
Excess tax benefits from share-based compensation	(795)	(275)
Equity (earnings) loss in unconsolidated investments	(106)	3,353
Other	(2,329)	(2,458)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(59,755)	(44,221)
Product inventories	(26,576)	7,510
Accounts payable	73,244	27,600
Other current assets and liabilities	(7,518)	(35,432)
Net cash used in operating activities	(25,284)	(45,967)

Investing activities
Purchase of property and equipment, net of sale proceeds	(3,133)	(3,881)
Net cash used in investing activities	(3,133)	(3,881)

Financing activities
Proceeds from revolving line of credit	99,050	87,121
Payments on revolving line of credit	(57,600)	(19,400)
Proceeds from asset-backed financing	—	13,000
Payments on asset-backed financing	—	(25,792)
Payments on long-term debt and other long-term liabilities	(12,043)	(1,536)
Payments of deferred financing costs	(145)	(188)
Excess tax benefits from share-based compensation	795	275
Proceeds from stock issued under share-based compensation plans	2,353	1,000
Payments of cash dividends	(6,418)	(6,279)
Purchases of treasury stock	(1,533)	(59)
Net cash provided by financing activities	24,459	48,142
Effect of exchange rate changes on cash	(391)	(953)
Change in cash and cash equivalents	(4,349)	(2,659)
Cash and cash equivalents at beginning of period	15,843	15,762
Cash and cash equivalents at end of period	$11,494	$13,103

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

A description of our significant accounting policies is included in our 2009 Annual Report on Form 10-K/A. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2010.

Equity Method Investments

Prior to January 2010, we held a 38% equity investment in Latham Acquisition Corporation (LAC), which we accounted for using the equity method of accounting.  In December 2009, LAC filed for bankruptcy.  LAC’s Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer have an equity interest in LAC and did not recognize any impact related to LAC’s first quarter 2010 results.

Note 2 – Loss Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option awards.

Since we reported a net loss for both the first quarter of 2010 and 2009, there is no difference between the basic and diluted weighted average shares outstanding for these periods.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive, meaning that the loss per share would decrease.  For informational purposes, the table below presents the amounts we have excluded from the computation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Weighted average common shares outstanding:
Basic	49,194	48,287
Effect of dilutive securities:
Stock options	611	329
Employee stock purchase plan	3	2
Diluted	49,808	48,618

The weighted average diluted shares outstanding in this computation also exclude stock options to purchase 2,039,050 shares at March 31, 2010 and 2,877,610 shares at March 31, 2009, which are considered anti-dilutive because the exercise prices for these options are higher than our common stock’s average market price.

Note 3 – Comprehensive Loss

Comprehensive loss includes net loss, foreign currency translation adjustments and the unrealized gain or loss on interest rate swaps.  The table below presents comprehensive loss (in thousands):

	Three Months Ended March 31,
	2010	2009

Comprehensive loss	$(6,410)	$(6,511)

The table below presents the components of and changes in Accumulated other comprehensive income (loss) as of and for the three month period ended March 31, 2010 (in thousands):

	Foreign Currency Translation	Unrealized Gain (Loss) on Interest Rate Swaps (1)	Total
Balance at December 31, 2009	$5,255	$(3,029)	$2,226
Net change	(391)	92	(299)
Balance at March 31, 2010	$4,864	$(2,937)	$1,927

                   (1)  Amounts are shown net of tax.

Note 4 – Debt

On March 1, 2010, we amended certain provisions in our unsecured syndicated senior credit facility (the Credit Facility) to increase the dividend limitation in 2010 from 50% to 55% of our 2009 Net Income (as defined in the Credit Facility agreement).  All other provisions of our Credit Facility remain the same.

Note 5 – Fair Value Measurements and Interest Rate Swaps

Accounting Standards Codification 820, Fair Value Measurements and Disclosures, provides a framework for measuring fair value and establishes a fair value hierarchy that prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

We have three interest rate swap agreements currently in effect that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes), our variable rate Term Loan under our Credit Facility and our $240.0 million five-year revolving credit facility (the Revolver), which is part of our Credit Facility.

We have an interest rate swap agreement that converts the variable interest rate on the Notes to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which decreased to a notional amount of $50.0 million in February 2010.  This swap agreement terminates on February 12, 2012.

We have an interest rate swap agreement that converts the variable interest rate on the Term Loan to a fixed rate of 2.4% on the initial notional amount, which decreases as payments are made on the Term Loan until maturity on December 20, 2010.

Effective January 27, 2010, the interest rate swap agreement on our Revolver converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement terminates on January 27, 2012.

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps. We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to Accumulated other comprehensive income (loss).  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.  The table below presents the fair value of our swap agreements as of March 31, 2010 (in thousands):

Balance Sheet Line Item	Unrealized Losses
Accrued expenses and other current liabilities	$(4,838)

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

As discussed in Note 1 to the Consolidated Financial Statements in our 2009 Annual Report on Form 10-K/A, the carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2009 Annual Report on Form 10-K/A.  For a discussion of our base business calculations, see page 10 under the RESULTS OF OPERATIONS section.

OVERVIEW

Financial Results

March is the official start of the pool season and we continue to see moderating sales declines as evidenced by a 5% decrease in base business sales in the first quarter of 2010 versus double digit base business sales declines for each quarter in 2009.  More significantly, we realized flat base business sales in March excluding the benefit of one extra selling day compared to March 2009.

Net sales for the seasonally slow first quarter decreased approximately 3%, with base business sales down 5% due to higher sales in the first quarter of 2009 for new drains and related safety products driven by regulatory changes, unfavorable weather conditions during the first two months of 2010 and continued weakness in irrigation construction markets.

Gross profit as a percentage of net sales (gross margin) declined 110 basis points to 28.3% in the first quarter of 2010 due to the competitive pricing environment and the favorable impact to gross margin in the first quarter of 2009 that resulted from our volume of inventory purchases ahead of vendor price increases in the second half of 2008.

Selling and administrative expenses (operating expenses) decreased 1% in the first quarter of 2010 compared to the same period in 2009.  Base business operating expenses decreased 3% compared to the first quarter of 2009 due primarily to the benefit of cost measures implemented during 2009.

Operating loss was $7.9 million in the first quarter of 2010 compared to an operating loss of $3.6 million in the same period in 2009.  Interest expense decreased 29% compared to the first quarter of 2009 due to a $99.5 million decrease in average debt levels.  We no longer have an equity interest in Latham Acquisition Corporation (LAC) and we did not recognize any impact related to LAC’s first quarter 2010 results.  In the first quarter of 2009, Equity loss in unconsolidated investments, net included $2.1 million related to LAC.

Loss per share for the first quarter of 2010 was $0.12 per diluted share on a net loss of $6.1 million, compared to a loss of $0.13 per diluted share on a net loss of $6.2 million in the same period in 2009.

Financial Position and Liquidity

Total net receivables decreased 2% to $157.6 million at March 31, 2010 from $160.3 million at March 31, 2009 due primarily to the decline in sales.  Our allowance for doubtful accounts balance was approximately $10.0 million at March 31, 2010, a decrease of $3.4 million compared to March 31, 2009.  The allowance for doubtful accounts has decreased approximately $1.4 million from December 31, 2009 to March 31, 2010.  Days sales outstanding (DSO) decreased between periods to 34.2 days at March 31, 2010 compared to 36.3 days at March 31, 2009.

Our inventory levels decreased 4% to $382.4 million as of March 31, 2010 compared to $397.9 million as of March 31, 2009.  Excluding inventory related to our October 2009 acquisition of General Pool & Spa Supply (GPS), inventories were down approximately 6% reflecting our focus on effective ordering and stock management.  Our inventory turns, as calculated on a trailing twelve month basis, have remained flat at 3.1 times for both March 31, 2010 and March 31, 2009.

Total debt outstanding was $278.2 million at March 31, 2010, a decrease of $103.0 million compared to March 31, 2009.

Current Trends

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

•	we believe our service-oriented model, and the investments in our business we are able to make given our financial strength, help us gain market share.

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

Since these trends worsened from 2006 through 2009, they had a more pronounced impact on our results in 2008 and 2009.  However, as evidenced by moderating base business sales declines throughout 2009 in Florida, California and Arizona (including month over month sales growth in some markets and essentially flat fourth quarter sales in Florida compared to the same periods in 2008), we believe these trends have leveled off in certain major pool markets first impacted by the housing market downturn.  Our first quarter base business sales results (including flat March 2010 base business sales overall compared to March 2009) also provide indications that these trends are moderating across most other markets.

Outlook

We have seen positive signs that indicate the first quarter of 2010 will likely mark the end of a three year downturn in our industry.  The improving sales trends in the first quarter of 2010 have continued, as sales in April are trending up compared to April 2009.  While we have increasing confidence in realizing positive sales comparisons to 2009 in the second quarter and balance of 2010, we expect continued pressure on gross margins given the competitive pricing environment.  We continue to drive targeted expense reductions, although the rate of these decreases should continue to moderate throughout 2010 as we lap more of the impact of cost measures implemented in 2009.

We believe our initial 2010 earnings guidance of $1.00 to $1.15 per diluted share continues to be reasonable.  The lower end of this range assumes earnings results consistent with fiscal 2009, but includes the comparative benefits from lower expected interest expense, the projected accretive impact of the GPS acquisition of approximately $0.02 per diluted share and the fact that there will be no impact from LAC since we no longer have an equity interest in LAC as of January 2010.

Our goal is for cash provided by operations to exceed net income for fiscal 2010.  However, cash provided by operations will be comparatively lower than 2009 because we will not realize the same level of improvements from our ongoing working capital management initiatives.

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

RESULTS OF OPERATIONS

As of March 31, 2010, we conducted operations through 288 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income (Loss) expressed as a percentage of net sales.

	Three Months Ended
	March 31,
	2010	2009
Net sales	100.0%	100.0%
Cost of sales	71.7	70.6
Gross profit	28.3	29.4
Selling and administrative expenses	31.2	30.7
Operating loss	(2.9)	(1.3)
Interest expense, net	0.9	1.2
Loss before income tax benefit and equity earnings (loss)	(3.8)	(2.5)

Our discussion of consolidated operating results includes the operating results from acquisitions in 2009 and 2008.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months		Three Months		Three Months
	Ended		Ended		Ended
	March 31,		March 31,		March 31,
	2010	2009	2010	2009	2010	2009
Net sales	$261,022	$273,464	$8,811	$3,162	$269,833	$276,626

Gross profit	73,997	80,356	2,295	837	76,292	81,193
Gross margin	28.3%	29.4%	26.0%	26.5%	28.3%	29.4%

Operating expenses	80,828	83,624	3,352	1,215	84,180	84,839
Expenses as a % of net sales	31.0%	30.6%	38.0%	38.4%	31.2%	30.7%

Operating loss	(6,831)	(3,268)	(1,057)	(378)	(7,888)	(3,646)
Operating margin	(2.6)%	(1.2)%	(12.0)%	(12.0)%	(2.9)%	(1.3)%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
General Pool & Spa Supply (GPS) (1)	October 2009	7	January–March 2010
Proplas Plasticos, S.L. (Proplas)	November 2008	0	January–February 2010 and January–February 2009

(1) We acquired 10 GPS sales centers and have consolidated 3 of these with existing sales centers.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of March 31, 2010):

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers (3);
•	closed sales centers (1);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and
•	sales centers opened in new markets (0).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first quarter of 2010:

December 31, 2009	287
Opened	1
March 31, 2010	288

Net Sales

	Three Months Ended March 31,
(in millions)	2010	2009	Change
Net sales	$269.8	$276.6	$(6.8)	(3)%

Base business sales for the first quarter of 2010 declined 5% compared to the first quarter of 2009, with a 3% decline on the swimming pool side of the business and a 19% decline on the irrigation side of the business.  The overall base business decrease reflects the impact of the following:

•
approximately $9.0 million in sales in the first quarter of 2009 for new drains and related safety products driven by the December 2008 effective date of the Virginia Graeme Baker Pool and Spa Safety Act (VGB Act);

•	unfavorable weather conditions during the first two months of 2010; and
•	continued weakness in irrigation construction markets.

The decrease in base business sales was partially offset by a 12% total parts product sales increase and sales related to our October 2009 acquisition of GPS.

Gross Profit

	Three Months Ended March 31,
(in millions)	2010	2009	Change
Gross profit	$76.3	$81.2	$(4.9)	(6)%
Gross margin	28.3%	29.4%

Gross margin decreased 110 basis points to 28.3% compared to the first quarter of 2009.  The majority of this decline reflects the margin benefits realized in the first quarter of 2009 related to our volume of inventory purchases ahead of vendor price increases in the second half of 2008.  However, the ongoing competitive pricing environment had a larger than expected negative impact on gross margins in the first quarter of 2010.  Favorable impacts that partially offset these negative pressures on gross margin included the following:

•	increased sales of parts and other maintenance items, particularly Pool Corporation branded products; and
•	improved pricing and purchasing discipline.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2010	2009	Change
Operating expenses	$84.2	$84.8	$(0.6)	(1)%
Operating expenses as a % of net sales	31.2%	30.7%

Total operating expenses decreased 1% compared to the first quarter of 2009, while base business operating expenses were down 3% year over year.  The decline in base business expenses is due to the following:

•	the impact of our cost control initiatives, including lower payroll related costs (excluding acquisitions, headcount decreased 5% compared to March 31, 2009);
•	a $0.9 million decrease in bad debt expense; and
•	the benefit of reduced facility lease costs due to renegotiated leases and recent facility consolidations.

Total operating expenses as a percentage of net sales increased between periods due to the decrease in net sales.

Interest Expense

Interest expense decreased 29% between periods due to the impact of much lower debt levels, with our average debt outstanding down 27% in the first quarter of 2010 compared to the same period in 2009.

Income Taxes

The increase in the income tax benefit for the first quarter of 2010 compared to the first quarter of 2009 is directly proportional to the increase in the loss before income tax benefit and equity earnings (loss), as our effective income tax rate of 39.30% at March 31, 2010 was essentially unchanged from 39.29% at March 31, 2009.

Net Loss and Loss Per Share

Net loss decreased to $6.1 million in the first quarter of 2010 from $6.2 million in the first quarter of 2009.  Our net loss was $0.12 per diluted share for the first quarter of 2010 compared to a net loss of $0.13 per diluted share for the same period in 2009.  Diluted earnings per share for the first quarter of 2009 included a $0.04 dilutive impact related to our former equity investment in LAC.

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

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Our accounts payable balance was lower than normal seasonal levels as of March 31, 2009 due to early payments we made through the first quarter of 2009 to take advantage of pre-price increase inventory purchases and early payment discounts offered by certain vendors. Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

The following table presents certain unaudited quarterly data for the first quarter of 2010, the four quarters of 2009 and the second, third and fourth quarters of 2008.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2010	2009					2008
	First	Fourth	Third		Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$269,833	$231,032	$430,054		$602,082	$276,626	$258,966	$493,530	$692,972
Gross profit	76,292	67,069	123,394		178,068	81,193	75,322	141,800	202,752
Operating income (loss)	(7,888)	(21,776)	32,142		81,720	(3,646)	(15,328)	38,617	89,990
Net income (loss)	(6,111)	(13,606)	(9,322	) (1)	48,366	(6,236)	(14,795)	22,060	52,875

Balance Sheet Data
Total receivables, net	$157,568	$96,364	$149,733		$233,288	$160,318	$115,584	$178,927	$278,654
Product inventories, net	382,380	355,528	318,177		325,198	397,863	405,914	345,944	385,258
Accounts payable	251,590	178,391	137,761		194,004	201,300	173,688	128,329	193,663
Total debt	278,150	248,700	273,300		334,015	381,221	327,792	337,742	441,992

(1)
Includes the impact of a $26.5 million equity loss that we recognized in September 2009 related to our pro rata share of LAC’s non-cash goodwill and other intangible asset impairment charge.  The recognized loss resulted in the full write-off of our equity method investment in LAC.

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
(primarily in the northern half of the US)

Our first quarter 2010 sales were negatively impacted by unfavorable weather conditions across the Sunbelt markets between January and mid-March, including record cold weather in Florida and much colder than average temperatures across the rest of the Southeast.  However, warmer weather in these regions during the latter half of March and near record warm temperatures in March across our markets in the Northeast and Canada helped drive a late rebound in our daily sales rates and flat base business sales overall for March compared to the same period last year.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;
•	the adequacy of available bank lines of credit;
•	scheduled debt payments;
•	acquisitions;
•	dividend payments;
•	capital expenditures;
•	the timing and extent of share repurchases; and
•	the ability to attract long-term capital with satisfactory terms.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which have averaged approximately 0.5% to 0.75% of net sales historically, but was below and at the bottom of this range for the past two years due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board; and
•	repayment of debt.

While we still have our Board authorized share repurchase program in place with $53.0 million of the current authorized amount remaining available as of April 23, 2010, this is not a current priority for the use of cash.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2010	2009
Operating activities	$(25,284)	$(45,967)
Investing activities	(3,133)	(3,881)
Financing activities	24,459	48,142

The seasonal use of cash in operations decreased to $25.3 million in the first quarter of 2010 compared to $46.0 million in the same period of 2009.  The 2009 amount was negatively impacted by a $30.0 million tax payment we made in January 2009 for estimated third and fourth quarter 2008 federal income taxes, which were deferred as allowed by the IRS for taxpayers in areas affected by Hurricane Gustav. Cash provided by financing activities for the first three months of 2010 reflects lower net debt borrowings compared to the same period in 2009.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan) with an original principal amount of $60.0 million.

At March 31, 2010, there was $142.2 million outstanding and $95.8 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 2.4% for the three months ended March 31, 2010.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap was effective on January 27, 2010 and will terminate on January 27, 2012.

At March 31, 2010, there was $36.0 million outstanding under the Term Loan, all of which is classified as current.  The Term Loan has remaining principal payments of $12.0 million per quarter in the last three quarters of 2010, and we intend to fund these payments by using cash provided by operations and borrowings under our Revolver.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the three months ended March 31, 2010.

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

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of March 31, 2010, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of March 31, 2010, our average total leverage ratio equaled 2.73 (compared to 2.87 as of December 31, 2009) and the TTM average total debt amount used in this calculation was $285.5 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of March 31, 2010, our fixed charge ratio equaled 2.40 (compared to 2.42 as of December 31, 2009) and TTM Rental Expense was $57.2 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Effective March 1, 2010, we amended certain provisions in our Credit Facility to increase the dividend limitation in 2010 from 50% to 55% of our 2009 Net Income.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of March 31, 2010, we were in compliance with all covenants and financial ratio requirements and believe we will remain in compliance throughout the rest of the year.

For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2009 Form 10-K/A.

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

As of April 23, 2010, $53.0 million of the current Board authorized amount under our share repurchase program remained available. While share repurchases are not a current priority, we may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K/A for the year ended December 31, 2009.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K/A for the year ended December 31, 2009 that affect fiscal 2010.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K/A for the year ended December 31, 2009.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2010, our disclosure controls and procedures were effective.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of 2005, we have opened 19 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 9 acquisitions. These acquisitions have added 74 sales centers (net of sales center closings and consolidations within one year of acquisition) to our distribution networks. Between 2007 and 2009, we also closed or consolidated 12 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2010:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
January 1-31, 2010	510	$18.51	—	$52,987,067
February 1-28, 2010	74,000	$20.60	—	$52,987,067
March 1-31, 2010	—	$—	—	$52,987,067
Total	74,510	$20.59	—

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

(3)	As of April 23, 2010, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 23.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2010.

POOL CORPORATION

By:	/s/ Manuel J. Perez de la Mesa
Manuel J. Perez de la Mesa President and Chief Executive Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.	Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2	Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1	Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.34
First Amendment, entered into as of March 1, 2010, to the Amended and Restated Credit Agreement dated as of December 20, 2007, among Pool Corporation, as US Borrower, SCP Distributors Inc., as Canadian Borrower, the Lenders, Wachovia Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, Wachovia Capital Finance Corporation (Canada) as Canadian Dollar Lender, JPMorgan Chase Bank, a syndication Agent, Wells Fargo Bank National Association, Regions Bank and Capital One, National Association, as Documentation Agents.
			10-K/A	000-26640	03/04/2010
31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X