Form 10-Q
period 2010-06-30
POOL CORP
filed 2010-08-02
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2010 or

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

At July 23, 2010, there were 49,576,718 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Net sales	$647,467	$602,082	$917,300	$878,708
Cost of sales	456,933	424,014	650,474	619,447
Gross profit	190,534	178,068	266,826	259,261
Selling and administrative expenses	101,665	96,348	185,845	181,187
Operating income	88,869	81,720	80,981	78,074
Interest expense, net	1,928	3,150	4,282	6,477
Income before income taxes and equity earnings (losses)	86,941	78,570	76,699	71,597
Provision for income taxes	34,167	30,878	30,142	28,138
Equity earnings (losses) in unconsolidated investments, net	(4)	674	102	(1,329)
Net income	$52,770	$48,366	$46,659	$42,130

Earnings per share:
Basic	$1.07	$1.00	$0.95	$0.87
Diluted	$1.05	$0.99	$0.93	$0.87
Weighted average shares outstanding:
Basic	49,513	48,536	49,355	48,412
Diluted	50,445	48,844	50,169	48,654

Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2010	2009	2009 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,985	$41,727	$15,843
Receivables, net	238,638	50,981	96,364
Receivables pledged under receivables facility	—	182,307	—
Product inventories, net	331,537	325,198	355,528
Prepaid expenses and other current assets	8,001	8,219	12,901
Deferred income taxes	10,681	11,908	10,681
Total current assets	625,842	620,340	491,317

Property and equipment, net	32,162	34,163	31,432
Goodwill	178,087	170,601	176,923
Other intangible assets, net	13,861	12,471	13,917
Equity interest investments	1,083	28,886	1,006
Other assets, net	28,836	28,438	28,504
Total assets	$879,871	$894,899	$743,099

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$221,374	$194,004	$178,391
Accrued expenses and other current liabilities	70,816	61,355	33,886
Short-term financing	—	25,000	—
Current portion of long-term debt and other long-term liabilities	24,220	27,114	48,236
Total current liabilities	316,410	307,473	260,513

Deferred income taxes	22,132	20,079	21,920
Long-term debt	242,131	282,015	200,700
Other long-term liabilities	7,747	6,145	7,779
Total liabilities	588,420	615,712	490,912

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 49,548,424, 48,650,531 and 48,991,729 shares issued and outstanding at June 30, 2010, June 30, 2009 and December 31, 2009, respectively	50	49	49
Additional paid-in capital	211,091	194,604	202,784
Retained earnings	79,395	83,875	47,128
Accumulated other comprehensive income	915	659	2,226
Total stockholders’ equity	291,451	279,187	252,187
Total liabilities and stockholders’ equity	$879,871	$894,899	$743,099

         (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2010	2009

Operating activities
Net income	$46,659	$42,130
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,469	4,492
Amortization	1,190	1,307
Share-based compensation	4,034	2,935
Excess tax benefits from share-based compensation	(1,102)	(607)
Equity (earnings) losses in unconsolidated investments	(102)	2,230
Other	(3,914)	(4,400)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(132,960)	(115,166)
Product inventories	29,410	80,414
Accounts payable	37,793	20,316
Other current assets and liabilities	43,238	1,960
Net cash provided by operating activities	28,715	35,611

Investing activities
Acquisition of businesses, net of cash acquired	(4,872)	(381)
Purchase of property and equipment, net of sale proceeds	(5,084)	(5,866)
Net cash used in investing activities	(9,956)	(6,247)

Financing activities
Proceeds from revolving line of credit	216,539	178,237
Payments on revolving line of credit	(177,637)	(173,222)
Proceeds from asset-backed financing	—	42,000
Payments on asset-backed financing	—	(37,792)
Payments on long-term debt and other long-term liabilities	(24,118)	(3,076)
Payments of deferred acquisition consideration	(500)	—
Payments of deferred financing costs	(145)	(305)
Excess tax benefits from share-based compensation	1,102	607
Proceeds from stock issued under share-based compensation plans	3,172	1,399
Payments of cash dividends	(12,858)	(12,601)
Purchases of treasury stock	(1,534)	(59)
Net cash provided by (used in) financing activities	4,021	(4,812)
Effect of exchange rate changes on cash	(1,638)	1,413
Change in cash and cash equivalents	21,142	25,965
Cash and cash equivalents at beginning of period	15,843	15,762
Cash and cash equivalents at end of period	$36,985	$41,727

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

A description of our significant accounting policies is included in our 2009 Annual Report on Form 10-K/A. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and six month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2010.

Equity Method Investments

Prior to January 2010, we held a 38% equity investment in Latham Acquisition Corporation (LAC), which we accounted for using the equity method of accounting.  In December 2009, LAC filed for bankruptcy.  LAC’s Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer have an equity interest in LAC and did not recognize any impact related to LAC’s first or second quarter 2010 results.

Allowance for Doubtful Accounts

As of June 30, 2010, our greater than 60 days past due receivables category declined by over 250 basis points as a percentage of total receivables year over year.  Along with reductions in our other past due receivables aging categories for the same period, our total current receivables increased by 550 basis points as a percentage of total receivables.  Based on this significant improvement in our accounts receivable aging, we reduced our estimated allowance for doubtful accounts in the second quarter of 2010.  This adjustment resulted in a $1.3 million decrease in bad debt expense compared to the second quarter of 2009.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option awards.

The table below presents the reconciliation of basic and diluted weighted average number of shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$52,770	$48,366	$46,659	$42,130

Weighted average common shares outstanding:
Basic	49,513	48,536	49,355	48,412
Effect of dilutive securities:
Stock options	927	304	809	238
Employee stock purchase plan	5	4	5	4
Diluted	50,445	48,844	50,169	48,654

Basic earnings per share	$1.07	$1.00	$0.95	$0.87
Diluted earnings per share	$1.05	$0.99	$0.93	$0.87

The weighted average diluted shares outstanding for both the three and six months ended June 30, 2010 exclude stock options to purchase 1,451,858 shares and 1,458,858 shares, respectively, because these options have exercise prices that were higher than the average market price of our common stock and including them in the calculation would have an anti-dilutive effect on earnings per share.  In 2009, the weighted average diluted shares outstanding for both the three and six months ended June 30, 2009 excluded stock options to purchase 3,382,543 shares for the same reason.

Note 3 – Comprehensive Income

The table below presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income	$52,770	$48,366	$46,659	$42,130
Foreign currency translation adjustments	(1,247)	2,367	(1,638)	1,413
Unrealized gains (losses) on interest rate swaps (1)	235	953	327	1,632
Comprehensive income	$51,758	$51,686	$45,348	$45,175

       (1)  Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income as of and for the six month period ended June 30, 2010 (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2009	$5,255	$(3,029)	$2,226
Net change	(1,638)	327	(1,311)
Balance at June 30, 2010	$3,617	$(2,702)	$915

             (1)  Amounts are shown net of tax.

Note 4 – Acquisitions

In April 2010, we acquired Les Produits de Piscine Metrinox Inc. (Metrinox), a swimming pool products distributor with two sales centers in Quebec, Canada.  The total consideration for our acquisition of Metrinox includes up to $1.4 million of deferred and contingent consideration payable between July 2010 and March 2012.  We have completed the initial acquisition accounting for Metrinox subject to adjustments in accordance with the terms of the purchase agreement during the measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

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

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to Accumulated other comprehensive income (loss).  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.  The table below presents the fair value of our swap agreements as of June 30, 2010 (in thousands):

Balance Sheet Line Item	Unrealized Losses
Accrued expenses and other current liabilities	$(4,449)

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

OVERVIEW

Financial Results

As anticipated, 2010 is proving to be a pivotal transition year for our industry and our business.  We believe our second quarter results provide strong evidence that the downturn in pool construction and pool refurbishment activities over the past several years has subsided.  Base business sales growth for the quarter includes increases in almost every major product category and most markets, with growth in certain discretionary products reflecting a modest recovery in refurbishment and replacement activity.

Net sales for the quarter ended June 30, 2010 increased 8% over the second quarter of 2009.  Base business sales were up 5% due to higher discretionary purchases resulting from improved market trends, expanded product offerings including replacement parts and the benefit of favorable weather conditions compared to the second quarter of 2009 despite unfavorable conditions in the second quarter of 2010 on the West Coast.  We realized this increase despite approximately $8.0 million of one-time sales in the second quarter of 2009 driven by regulatory changes governing pool and spa safety, as well as continued but moderating weakness in irrigation construction markets.

Gross profit for the second quarter of 2010 increased 7% compared to the same 2009 period.  Gross profit as a percentage of net sales (gross margin) declined 20 basis points to 29.4% in the second quarter of 2010 due primarily to the ongoing competitive pricing environment and some favorable impact to gross margin in the second quarter of 2009 related to inventory purchases we made ahead of vendor price increases in the second half of 2008.

Selling and administrative expenses (operating expenses) increased 6% in the second quarter of 2010 including the impact from recent acquisitions.  Base business operating expenses were up 2% compared to the second quarter of 2009 due primarily to a $4.7 million increase in incentive costs, while non-incentive related expenses were down 3% including a $1.3 million decline in bad debt expense.

Operating income was $88.9 million in the second quarter of 2010, up from $81.7 million in the comparable 2009 period.  Interest expense declined 39% compared to the second quarter of 2009 due primarily to an $86.4 million decrease in average debt outstanding.

We no longer have an equity interest in Latham Acquisition Corporation (LAC), which added $0.7 million in equity earnings to the second quarter of 2009.

Net income increased 9% to $52.8 million in the second quarter of 2010 compared to the second quarter of 2009.  Earnings per share for the second quarter of 2010 was $1.05 per diluted share compared to $0.99 per diluted share for the same period in 2009.

Financial Position and Liquidity

Total net receivables increased 2% to $238.6 million at June 30, 2010 from $233.3 million at June 30, 2009.  Excluding recent acquisitions, total net receivables declined 1% despite the increase in sales.  This decline reflects significant improvements in customer collections, which is evidenced by a year over year decrease of 550 basis points in our total past due receivables balance as a percentage of total receivables.  Our allowance for doubtful accounts balance was $8.3 million at June 30, 2010, a decrease of $4.2 million compared to June 30, 2009 and $3.1 million compared to December 31, 2009.  These decreases reflect both write-offs of certain fully reserved customer accounts and our reduction of the allowance in the second quarter of 2010 based on our improved receivables aging trends.  Days sales outstanding (DSO) decreased between periods to 33.0 days at June 30, 2010 compared to 36.1 days at June 30, 2009.

Our inventory levels increased 2% to $331.5 million as of June 30, 2010 compared to $325.2 million as of June 30, 2009, but decreased 2% excluding recent acquisitions.  Our inventory turns, as calculated on a trailing twelve month basis, increased to 3.2 times at June 30, 2010 from 3.0 times at June 30, 2009.

Total debt outstanding was $266.1 million at June 30, 2010, down $67.9 million compared to June 30, 2009.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact our industry, driving close to an 80% reduction in new pool construction in the Unites States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, we believe our base business sales growth in the first six months of 2010 indicates that the declines in pool construction and pool refurbishment activities have subsided in most markets.

For the full year, we anticipate that the industry will realize a modest recovery in replacement and refurbishment activity and flat to modest growth in new pool construction.  The maintenance and repair segments represented by the retail, service and maintenance customers should remain stable as they have throughout the past several years.  We also believe the weakness in irrigation markets will further moderate based on easier sales comparisons in the second half of 2010.  Overall, we expect that our sales growth will be in the low to mid-single digit percentages for the balance of 2010.

Given the intensely competitive pricing environment, we believe our gross margins will continue to be pressured and we expect to realize modest erosion compared to gross margins in the second half of 2009.  While we continue to drive targeted expense reductions, we expect a slight increase in base business expenses in the third quarter due to higher variable expenses including incentive costs.

Based on our year to date results through the seasonally critical second quarter and our current expectations for the remainder of 2010, we have increased the bottom end of our initial projected earnings guidance range.  Our narrowed full year 2010 earnings guidance is now a projected range of $1.10 to $1.15 per diluted share from our previous guidance of $1.00 to $1.15 per diluted share.  Our goal is for cash provided by operations to exceed net income for fiscal 2010.  However, cash provided by operations will be comparatively lower than 2009 because we will not realize the same level of improvements from our ongoing working capital management initiatives.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including changes in the economy and the housing market, the sensitivity of our business to weather conditions, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, and other risks detailed in Part II - Item 1A “Risk Factors” and our “Cautionary Statement for Purpose of the ‘Safe Harbor’ Provisions of the Private Securities Litigation Reform Act of 1995”.

RESULTS OF OPERATIONS

As of June 30, 2010, we conducted operations through 290 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	70.4	70.9	70.5
Gross profit	29.4	29.6	29.1	29.5
Operating expenses	15.7	16.0	20.3	20.6
Operating income	13.7	13.6	8.8	8.9
Interest expense, net	0.3	0.5	0.5	0.7
Income before income taxes and equity earnings (losses)	13.4%	13.0%	8.4%	8.1%

Note:  Due to rounding, percentages may not add up to income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2010, 2009 and 2008.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Net sales	$624,309	$597,150	$23,158	$4,932	$647,467	$602,082

Gross profit	184,526	176,852	6,008	1,216	190,534	178,068
Gross margin	29.6%	29.6%	25.9%	24.7%	29.4%	29.6%

Operating expenses	97,504	95,488	4,161	860	101,665	96,348
Expenses as a % of net sales	15.6%	16.0%	18.0%	17.4%	15.7%	16.0%

Operating income	87,022	81,364	1,847	356	88,869	81,720
Operating margin	13.9%	13.6%	8.0%	7.2%	13.7%	13.6%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Les Produits de Piscine Metrinox Inc. (Metrinox)	April 2010	2	April–June 2010
General Pool & Spa Supply (GPS) (1)	October 2009	7	April–June 2010

(1) We acquired 10 GPS sales centers and have consolidated 3 of these with existing sales centers.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of June 30, 2010):

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers (3);
•	closed sales centers (1);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and
•	sales centers opened in new markets (1).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the second quarter of 2010:

March 31, 2010	288
Acquired	2
New locations (1)	2
Consolidated	(2)
June 30, 2010	290

(1)	Includes one new sales center location in Mexico and one existing centralized shipping location warehouse converted into a sales center location.

Net Sales

	Three Months Ended June 30,
(in millions)	2010	2009	Change
Net sales	$647.5	$602.1	$45.4	8%

Base business sales for the second quarter of 2010 were up approximately 5%, including an increase of over 5% on the swimming pool side of the business due to the following (listed in order of estimated magnitude):

•	higher sales of discretionary products, reflecting improved consumer spending trends that drove a modest recovery in pool refurbishment and replacement activity compared to 2009;
•	market share gains in a number of our market segments; and
•	favorable weather conditions overall compared to the second quarter of 2009, particularly the record high temperatures in the Northeast and Canada where we realized double digit sales growth.

The overall increase in sales due to both base business sales growth and sales related to our recent acquisitions was partially offset by the following:

•
approximately $8.0 million in sales in the second quarter of 2009 for new drains and related safety products driven by the December 2008 effective date of the Virginia Graeme Baker Pool and Spa Safety Act (VGB Act);

•	sales declines in California and other West Coast markets due primarily to the impact of unfavorable weather conditions during the second quarter of 2010; and
•	an 8% decline in base business sales for the irrigation side of our business due to continued weakness in irrigation construction markets.

Gross Profit

	Three Months Ended June 30,
(in millions)	2010	2009	Change
Gross profit	$190.5	$178.1	$12.4	7%
Gross margin	29.4%	29.6%

Gross margin decreased 20 basis points to 29.4% compared to the second quarter of 2009, reflecting the following:

•	pricing pressures due to the intensely competitive market environment;
•	the lagging positive impact on gross margins in the second quarter of 2009 from our pre-price increase inventory buys in the second half of 2008; and
•	lower gross margins realized by our recent acquisitions.

Favorable impacts that partially offset these negative pressures on gross margin included higher sales growth for higher margin items, particularly Pool Corporation branded products, and improved pricing and purchasing discipline.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2010	2009	Change
Operating expenses	$101.7	$96.4	$5.3	6%
Operating expenses as a % of net sales	15.7%	16.0%

Total operating expenses increased 6% compared to the second quarter of 2009, reflecting expenses related to our recent acquisitions and a 2% increase in base business operating expenses.  The rise in base business expenses was largely due to a $4.7 million increase in incentive costs, while non-incentive related expenses were down 3% as a result of actions taken to reduce costs throughout the organization and a $1.3 million decline in bad debt expense.

We did realize some increases in certain other variable expenses such as overtime, temporary labor and freight costs as a result of the increase in base business sales.  Overall, total operating expenses as a percentage of net sales decreased between periods.

Interest Expense

Interest expense decreased 39% between periods due primarily to a 24% lower average outstanding debt balance compared to the second quarter of 2009.  The weighted average effective interest rate also decreased to 2.8% in the second quarter of 2010 from 3.1% in the same period in 2009.

Income Taxes

The increase in the provision for income taxes for the second quarter of 2010 is directly proportional to the increase in income before income taxes and equity earnings (losses), as our effective income tax rate was 39.30% for both the three months ended June 30, 2010 and June 30, 2009.

Net Income and Earnings Per Share

Net income increased 9% to $52.8 million in the second quarter of 2010, while earnings per share increased to $1.05 per diluted share compared to $0.99 per diluted share for the second quarter of 2009.  Earnings per share for the second quarter of 2010 included an accretive impact of approximately $0.02 per diluted share from our recent acquisitions, while diluted earnings per share for the second quarter of 2009 benefitted from an accretive impact of approximately $0.015 related to our former equity investment in LAC.

Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2010	2009	2010	2009	2010	2009
Net sales	$885,330	$870,622	$31,970	$8,086	$917,300	$878,708

Gross profit	258,525	257,219	8,301	2,042	266,826	259,261
Gross margin	29.2%	29.5%	26.0%	25.3%	29.1%	29.5%

Operating expenses	178,264	179,167	7,581	2,020	185,845	181,187
Expenses as a % of net sales	20.1%	20.6%	23.7%	25.0%	20.3%	20.6%

Operating income	80,261	78,052	720	22	80,981	78,074
Operating margin	9.1%	9.0%	2.3%	0.3%	8.8%	8.9%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 11 under the heading “Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009”.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metrinox	April 2010	2	April–June 2010
GPS	October 2009	7	January–June 2010
Proplas Plasticos, S.L.	November 2008	0	January–February 2010 and January–February 2009

Net Sales

	Six Months Ended June 30,
(in millions)	2010	2009	Change
Net sales	$917.3	$878.7	$38.6	4%

Net sales for the first six months of 2010 increased 4% compared to same period of 2009, including approximately $24.0 million in sales related to our recent acquisitions and a 2% increase in base business sales.  Base business sales on the swimming pool side of the business increased 3%, with growth of 5% in the second quarter offsetting the 3% decline in base business sales during our seasonally slower first quarter.  Our year over year comparative sales results improved as the first half of 2010 progressed based on the gradual improvement in external market trends and more favorable weather conditions after mid-March.  Favorable base business sales comparisons to the first half of 2009 reflect the factors that contributed to the sales growth in the second quarter as discussed on page 11 under the subheading “Net Sales”.

These sales increases were partially offset by the following:

·	approximately $17.0 million in sales in the first six months of 2009 for new drains and related safety products driven by the December 2008 effective date of the VGB Act;
•	a 12% sales decline on the irrigation side of the business due to the continued weakness in irrigation construction markets; and
•
negative impacts on sales due to unfavorable weather conditions, including a slow start to the 2010 season in Florida and certain other sunbelt markets due to much colder than normal temperatures between January and mid-March and the cold and wet weather along the West Coast in the second quarter of 2010.

Gross Profit

	Six Months Ended June 30,
(in millions)	2010	2009	Change
Gross profit	$266.8	$259.3	$7.5	3%
Gross margin	29.1%	29.5%

Gross margin decreased 40 basis points between periods, reflecting declines of 110 basis points in the seasonally slower first quarter of 2010 and 20 basis points in the second quarter of 2010 (see discussion of second quarter gross margins on page 12 under the subheading “Gross Profit”).  The gross margin decrease in the first quarter of 2010 reflected the following:

•
margin benefits realized in the first quarter of 2009 related to our pre-price increase inventory buys in the second half of 2008 (a comparative increase of 120 basis points compared to the first quarter in 2008); and

•	a negative impact due to the ongoing competitive pricing environment.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2010	2009	Change
Operating expenses	$185.8	$181.2	$4.6	3%
Operating expenses as a % of net sales	20.3%	20.6%

Total operating expenses increased 3% compared to the first six months of 2009 due primarily to expenses related to our recent acquisitions.   Base business operating expenses declined approximately 1%, with a 3% decline in the first quarter offsetting the 2% increase in base business expenses in the second quarter that was attributed to higher incentive costs.  Base business operating expense declines realized for the first six months of 2010 included the following:

•
the continued but moderating impact of our cost control initiatives, including lower salary costs (excluding acquisitions, average monthly headcount decreased 3% compared to the first six months of 2009);

•	a $2.2 million decrease in bad debt expense; and
•	the benefit of reduced facility lease costs due to renegotiated leases and recent facility consolidations.

Total operating expenses as a percentage of net sales decreased between periods due to the increase in net sales.

Interest Expense

Interest expense decreased 34% between periods due primarily to the impact of much lower debt levels, with our average debt outstanding down 26% compared to the first half of 2009.

Income Taxes

The increase in the provision for income taxes is due to the increase in income before income taxes and equity earnings (losses).  Our effective income tax rate was 39.30% for both the six months ended June 30, 2010 and June 30, 2009.

Net Income and Earnings Per Share

Net income increased 11% to $46.7 million in the first six months of 2010, while earnings per share increased to $0.93 per diluted share compared to $0.87 per diluted share for the first six months of 2009.  Earnings per share for the first half of 2010 included an accretive impact of approximately $0.02 per diluted share from our recent acquisitions.  In the first half of 2009, diluted earnings per share included a $0.03 dilutive impact related to our former equity investment in LAC.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2010, the four quarters of 2009 and the third and fourth quarters of 2008.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

	QUARTERS
(Unaudited)	2010		2009					2008
(in thousands)	Second	First	Fourth	Third		Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$647,467	$269,833	$231,032	$430,054		$602,082	$276,626	$258,966	$493,530
Gross profit	190,534	76,292	67,069	123,394		178,068	81,193	75,322	141,800
Operating income (loss)	88,869	(7,888)	(21,776)	32,142		81,720	(3,646)	(15,328)	38,617
Net income (loss)	52,770	(6,111)	(13,606)	(9,322	) (1)	48,366	(6,236)	(14,795)	22,060

Balance Sheet Data
Total receivables, net	$238,638	$157,568	$96,364	$149,733		$233,288	$160,318	$115,584	$178,927
Product inventories, net	331,537	382,380	355,528	318,177		325,198	397,863	405,914	345,944
Accounts payable	221,374	251,590	178,391	137,761		194,004	201,300	173,688	128,329
Total debt	266,131	278,150	248,700	273,300		334,015	381,221	327,792	337,742

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
(primarily in the northern half of the US)

Our second quarter 2010 sales benefitted from generally favorable weather conditions compared to the second quarter of 2009, including record or near record high temperatures across the eastern half of the United States and our markets in Canada.  However, much colder than average temperatures along the West Coast and wet weather in the Pacific Northwest drove sales declines in those markets.

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

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2010	2009
Operating activities	$28,715	$35,611
Investing activities	(9,956)	(6,247)
Financing activities	4,021	(4,812)

Our continued focus on working capital management helped generate cash provided by operations of $28.7 million in the first six months of 2010, a slight decrease from our record level of cash provided by operations of $35.6 million in the first six months of 2009, which benefitted from a 16% reduction in inventory levels as of June 30, 2009 compared to June 30, 2008.  The increase in cash used in investing activities is due primarily to the initial cash consideration paid for our April 2010 acquisition of Metrinox.  The change between periods in cash flows from financing activities reflects slightly higher net borrowings in the second quarter of 2010, which correlates with the comparative decline in cash provided by operating activities.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan) with an original principal amount of $60.0 million.

At June 30, 2010, there was $142.1 million outstanding and $95.5 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 2.4% for the six months ended June 30, 2010.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap was effective on January 27, 2010 and will terminate on January 27, 2012.

At June 30, 2010, there was $24.0 million outstanding under the Term Loan, all of which is classified as current.  The Term Loan has remaining principal payments of $12.0 million per quarter in the last two quarters of 2010, and we intend to fund these payments by using cash provided by operations and borrowings under our Revolver.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the six months ended June 30, 2010.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders, by up to $75.0 million, to a total of $315.0 million.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the current notional amount of $50.0 million.  The weighted average effective interest rate on the Notes was approximately 3.9% for the six months ended June 30, 2010.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of June 30, 2010, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of June 30, 2010, our average total leverage ratio equaled 2.36 (compared to 2.73 as of March 31, 2010) and the TTM average total debt amount used in this calculation was $265.2 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of June 30, 2010, our fixed charge ratio equaled 2.56 (compared to 2.40 as of March 31, 2010) and TTM Rental Expense was $56.6 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Effective March 1, 2010, we amended certain provisions in our Credit Facility to increase the dividend limitation in 2010 from 50% to 55% of our 2009 Net Income.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of June 30, 2010, we were in compliance with all covenants and financial ratio requirements and believe we will remain in compliance throughout the rest of the year.

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

As of July 23, 2010, $53.0 million of the current Board authorized amount under our share repurchase program remained available. We may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2010, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Federal Trade Commission (FTC) notified us that it is conducting a non-public investigation to determine whether participants in the swimming pool industry, including us, have engaged in conduct in violation of Section 5 of the Federal Trade Commission Act.  We are cooperating with the FTC in its investigation and have been informed by the FTC that the existence of an investigation does not suggest that it has made a determination that a violation by us or others has occurred or is occurring.  While we are not able to predict with certainty the timing, outcome or consequence of this investigation, we believe that we are in compliance with all federal and state laws governing competition.

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for approximately 90% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between late 2006 and 2009.  A weakening economy may also cause deferrals of discretionary replacement and refurbishment activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit, particularly as facilitated by mortgage-backed financing markets, is a critical enabling factor in the purchase of new pool and irrigation systems.  The recent unfavorable economic conditions and downturn in the housing market have resulted in significant tightening of consumer credit markets, which has limited the ability of consumers to access financing for new swimming pool and irrigation systems.  If these trends continue or worsen, many consumers will likely not be able to obtain financing for pool and irrigation projects, which could negatively impact our sales of construction related products.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of 2005, we have opened 20 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 10 acquisitions. These acquisitions have added 76 sales centers (net of sales center closings and consolidations within one year of acquisition) to our distribution networks. Between 2007 and the second quarter of 2010, we also closed or consolidated 14 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As evidenced by the table below, we did not repurchase any shares of our common stock in the second quarter of 2010:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
April 1-30, 2010	—	$—	—	$52,987,067
May 1-31, 2010	—	$—	—	$52,987,067
June 1-30, 2010	—	$—	—	$52,987,067
Total	—	$—	—

(1)
May consist of shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.

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

(3)	As of July 23, 2010, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 27.

Signature Page
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on August 2, 2010.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	+	XBRL Instance Document	✓
101.SCH	+	XBRL Taxonomy Extension Schema Document	✓
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	✓

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2010 and June 30, 2009;
2.	Consolidated Balance Sheets at June 30, 2010, June 30, 2009 and December 31, 2009;
3.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2010 and June 30, 2009; and
4.	Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.