Form 10-Q
period 2010-09-30
POOL CORP
filed 2010-10-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2010 or

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

At October 22, 2010, there were 49,704,907 outstanding shares of the registrant's common stock, $.001 par value per share.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2010

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Net sales	$455,020	$430,054	$1,372,320	$1,308,762
Cost of sales	324,151	306,660	974,625	926,107
Gross profit	130,869	123,394	397,695	382,655
Selling and administrative expenses	93,822	91,252	279,667	272,439
Operating income	37,047	32,142	118,028	110,216
Interest expense, net	376	2,504	4,658	8,981
Income before income taxes and equity earnings (losses)	36,671	29,638	113,370	101,235
Provision for income taxes	13,902	11,648	44,044	39,786
Equity earnings (losses) in unconsolidated investments, net	15	(27,312)	117	(28,641)
Net income (loss)	$22,784	$(9,322)	$69,443	$32,808

Earnings (loss) per share:
Basic	$0.46	$(0.19)	$1.40	$0.68
Diluted	$0.45	$(0.19)	$1.38	$0.67
Weighted average shares outstanding:
Basic	49,615	48,799	49,442	48,543
Diluted	50,168	48,799	50,160	48,863

Cash dividends declared per common share	$0.13	$0.13	$0.39	$0.39

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2010	2009	2009 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$32,561	$30,442	$15,843
Receivables, net	155,252	149,733	96,364
Product inventories, net	306,609	318,177	355,528
Prepaid expenses and other current assets	6,915	6,622	12,901
Deferred income taxes	10,662	11,904	10,681
Total current assets	511,999	516,878	491,317

Property and equipment, net	31,328	32,158	31,432
Goodwill	178,087	170,291	176,923
Other intangible assets, net	13,353	12,058	13,917
Equity interest investments	978	978	1,006
Other assets, net	29,304	28,596	28,504
Total assets	$765,049	$760,959	$743,099

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$127,995	$137,761	$178,391
Accrued expenses and other current liabilities	66,214	54,016	33,886
Current portion of long-term debt and other long-term liabilities	12,193	37,669	48,236
Total current liabilities	206,402	229,446	260,513

Deferred income taxes	22,178	19,391	21,920
Long-term debt	219,200	235,800	200,700
Other long-term liabilities	7,004	6,514	7,779
Total liabilities	454,784	491,151	490,912

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 49,687,475, 48,941,324 and 48,991,729 shares issued and outstanding at September 30, 2010, September 30, 2009 and December 31, 2009, respectively	50	49	49
Additional paid-in capital	214,683	200,492	202,784
Retained earnings	95,728	67,099	47,128
Accumulated other comprehensive income (loss)	(196)	2,168	2,226
Total stockholders’ equity	310,265	269,808	252,187
Total liabilities and stockholders’ equity	$765,049	$760,959	$743,099

        (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2010	2009
Operating activities
Net income	$69,443	$32,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,732	6,764
Amortization	1,827	1,872
Share-based compensation	5,912	4,708
Excess tax benefits from share-based compensation	(1,271)	(2,194)
Equity (earnings) losses in unconsolidated investments	(117)	30,064
Goodwill impairment	-	310
Other	(7,673)	(5,471)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(49,043)	(31,509)
Product inventories	55,482	87,183
Accounts payable	(55,586)	(35,927)
Other current assets and liabilities	39,536	(1,533)
Net cash provided by operating activities	65,242	87,075

Investing activities
Acquisition of businesses, net of cash acquired	(4,872)	(381)
Purchase of property and equipment, net of sale proceeds	(6,600)	(6,170)
Net cash used in investing activities	(11,472)	(6,551)

Financing activities
Proceeds from revolving line of credit	370,639	339,037
Payments on revolving line of credit	(354,668)	(368,237)
Proceeds from asset-backed financing	-	57,000
Payments on asset-backed financing	-	(77,792)
Payments on long-term debt and other long-term liabilities	(36,160)	(4,618)
Payments of deferred acquisition consideration	(500)	-
Payments of deferred financing costs	(145)	(305)
Excess tax benefits from share-based compensation	1,271	2,194
Proceeds from stock issued under share-based compensation plans	4,717	3,926
Payments of cash dividends	(19,308)	(18,945)
Purchases of treasury stock	(1,534)	(1,171)
Net cash used in financing activities	(35,688)	(68,911)
Effect of exchange rate changes on cash	(1,364)	3,067
Change in cash and cash equivalents	16,718	14,680
Cash and cash equivalents at beginning of period	15,843	15,762
Cash and cash equivalents at end of period	$32,561	$30,442

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as we, us or our) prepared the unaudited interim Consolidated Financial Statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, certain footnotes and other financial information required by GAAP for complete financial statements have been condensed or omitted.  The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2009 Annual Report on Form 10-K/A. The Consolidated Financial Statements should be read in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for the three and nine month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the twelve months ending December 31, 2010.

Equity Method Investments

Prior to January 2010, we held a 38% equity investment in Latham Acquisition Corporation (LAC), which we accounted for using the equity method of accounting.  In the third quarter of 2009, we recorded a $0.8 million equity net loss related to our share of LAC’s loss from ongoing operations for July and August 2009.  As of September 1, 2009, LAC performed an interim impairment test on their goodwill and other intangible assets and recorded a non-cash impairment charge in accordance with GAAP.  Since our pro rata share of this impairment charge exceeded our equity investment balance, we also recognized a $26.5 million equity loss in the third quarter of 2009 equal to our equity investment balance as of September 1, 2009.

In December 2009, LAC filed for bankruptcy.  LAC’s Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer have an equity interest in LAC and have not recognized any impact related to LAC’s 2010 results.

Allowance for Doubtful Accounts

As of September 30, 2010, the receivable balance in our greater than 60 days past due category declined by 400 basis points as a percentage of total receivables year over year.  Along with reductions in our other past due receivables aging categories for the same period, our total current receivable balance increased by 580 basis points as a percentage of total receivables.  We reduced our estimated allowance for doubtful accounts throughout 2010 as these accounts receivable aging trends improved, resulting in a $3.4 million decrease in bad debt expense for the nine months ended September 30, 2010 compared to the same period in 2009.  Based on these adjustments and the write-off of certain account balances deemed uncollectible, our allowance for doubtful accounts balance declined to $7.3 million at September 30, 2010 from $12.2 million at September 30, 2009.

Foreign Currency

Transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency are included in Interest expense, net in the Consolidated Statement of Income (Loss) as realized.  Interest expense, net for the third quarter of 2010 included $1.3 million in net foreign currency transaction gains.

Note 2 – Earnings (Loss) Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income (loss) by the weighted average number of common shares outstanding.  Diluted EPS includes the dilutive effects of stock option awards.

The table below presents the reconciliation of basic and diluted weighted average shares outstanding and the related EPS calculation (in thousands, except EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$22,784	$(9,322)	$69,443	$32,808

Weighted average common shares outstanding:
Basic	49,615	48,799	49,442	48,543
Effect of dilutive securities:
Stock options	551	—	716	317
Employee stock purchase plan	2	—	2	3
Diluted	50,168	48,799	50,160	48,863

Basic earnings (loss) per share	$0.46	$(0.19)	$1.40	$0.68
Diluted earnings (loss) per share	$0.45	$(0.19)	$1.38	$0.67

The weighted average diluted shares outstanding for both the three and nine months ended September 30, 2010 exclude stock options to purchase 2,039,081 shares and 1,460,408 shares, respectively, because these options have exercise prices that were higher than the average market price of our common stock and including them in the calculation would have an anti-dilutive effect on earnings per share.  In 2009, the weighted average diluted shares outstanding for the nine months ended September 30, 2009 excluded stock options to purchase 3,362,270 shares for the same reason.

Since we reported a net loss for the third quarter of 2009, there is no difference between the basic and diluted weighted average shares outstanding for this period.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive, meaning that the loss per share would decrease.

Note 3 – Comprehensive Income (Loss)

The table below presents the components of comprehensive income (loss) (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$22,784	$(9,322)	$69,443	$32,808
Foreign currency translation adjustments	(1,283)	1,653	(2,921)	3,067
Unrealized gains (losses) on interest rate swaps (1)	172	(144)	499	1,487
Comprehensive income (loss)	$21,673	$(7,813)	$67,021	$37,362

          (1)  Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income (loss) as of and for the nine month period ended September 30, 2010 (in thousands):

	Foreign Currency Translation Adjustments	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2009	$5,255	$(3,029)	$2,226
Net change	(2,921)	499	(2,422)
Balance at September 30, 2010	$2,334	$(2,530)	$(196)

          (1)  Amounts are shown net of tax.

Note 4 – Acquisitions

In April 2010, we acquired Les Produits de Piscine Metrinox Inc. (Metrinox), a swimming pool products distributor with two sales centers in Quebec, Canada.  The total consideration for our acquisition of Metrinox includes up to $1.4 million of deferred and contingent consideration payable between October 2010 and March 2012.  We have completed the initial acquisition accounting for Metrinox subject to adjustments in accordance with the terms of the purchase agreement during the measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

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

We have three interest rate swap agreements currently in effect that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes), our variable rate term loan (the Term Loan) and our five-year revolving credit facility (the Revolver).

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

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  We have designated these swaps as cash flow hedges and we record the changes in the fair value of the swaps to Accumulated other comprehensive income (loss).  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.  The table below presents the fair value of our swap agreements as of September 30, 2010 (in thousands):

Balance Sheet Line Item	Unrealized Losses
Accrued expenses and other current liabilities	$(4,167)

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

OVERVIEW

Financial Results

Our third quarter results solidify our belief that the recent industry downturn has largely subsided.  With the second and third quarters representing close to 70% of our annual net sales, our sales growth for this period in 2010 not only drove the improvement in our year to date gross profit but also serves as a measure of the overall health of the industry.  The ability to leverage our current infrastructure to support sales growth also contributed to our improved profitability for both the quarter and year to date periods.  We believe the 2010 season was both transitional and successful based on our return to sales and earnings growth, continued improvements in working capital management and another season of strong cash flow generation.

Net sales for the quarter ended September 30, 2010 increased 6% compared to the third quarter of 2009.  Base business sales were up 3% due to market share gains including sales for expanded product offerings, the benefit of favorable weather conditions, except on the West Coast, and higher discretionary purchases by consumers.  Base business sales growth for the quarter included increases in many markets and most product categories on the swimming pool side of the business, although sales declined on the irrigation side of the business due to continued weakness in construction markets.

Gross profit for the third quarter of 2010 increased 6% over the comparable 2009 period.  Gross profit as a percentage of net sales (gross margin) increased to 28.8% for the third quarter of 2010 compared to 28.7% for the third quarter of 2009.

Selling and administrative expenses (operating expenses) increased 3% in the third quarter due primarily to the impact from recent acquisitions.  Base business operating expenses were essentially flat compared to the third quarter of 2009, with a $2.9 million increase in incentive costs offset by decreases in bad debt expense, facility lease costs and other expenses.

Operating income increased 15% to $37.0 million in the third quarter of 2010.  Interest expense, net declined $2.1 million compared to the third quarter of 2009 due to a 35% decrease in interest expense and a $1.1 million increase in foreign currency transaction gains.  The decrease in interest expense was driven by a $49.6 million decline in average debt outstanding.

We no longer have an equity interest in Latham Acquisition Corporation (LAC) and have not recognized any impact related to LAC’s 2010 results.  In the third quarter of 2009, we recognized a total equity loss of $27.3 million for LAC, which consisted of a $26.5 million equity loss related to our pro rata share of LAC’s non-cash goodwill and other intangible asset impairment charge and $0.8 million for our share of LAC’s loss from ongoing operations for July and August 2009.

Earnings per share was $0.45 per diluted share on net income of $22.8 million for the third quarter of 2010, compared to a loss of $0.19 per diluted share on a net loss of $9.3 million for the third quarter of 2009.  Loss per share for the third quarter of 2009 reflected an impact of $0.54 per diluted share related to our pro rata portion of LAC’s impairment charge included in the reported equity loss.

Financial Position and Liquidity

Total net receivables increased 4% to $155.3 million at September 30, 2010 from $149.7 million at September 30, 2009, with a 7% increase attributed to sales from recent acquisitions and higher vendor incentive receivables partially offset by a decrease in net trade receivables from base business sales.  While base business sales increased, the related net trade receivables balance declined due to significant improvements in customer collections, which is evidenced by a year over year decrease of 580 basis points in our total past due receivables balance as a percentage of total receivables.  Our allowance for doubtful accounts balance was $7.3 million at September 30, 2010, a decrease of $4.9 million compared to September 30, 2009 and $4.1 million compared to December 31, 2009.  These decreases reflect both write-offs of certain fully reserved customer accounts and our reduction of the allowance in 2010 based on our improved receivables aging trends.  Days sales outstanding (DSO) decreased between periods to 32.2 days at September 30, 2010 compared to 35.5 days at September 30, 2009.

Despite the increase in base business sales, approximately $12.0 million of inventory from acquisitions and higher inventories for expanded product offerings in tile, pool finishes and replacement parts, our inventory levels decreased 4% to $306.6 million as of September 30, 2010 from $318.2 million as of September 30, 2009.  Our inventory turns, as calculated on a trailing twelve month basis, increased to 3.2 times at September 30, 2010 from 3.0 times at September 30, 2009.

Total debt outstanding was $231.2 million at September 30, 2010, down $42.1 million compared to September 30, 2009.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving close to an 80% reduction in new pool construction in the Unites States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, we believe our base business sales growth in the first nine months of 2010 indicates that the declines in pool construction and pool refurbishment activities have subsided in most markets.

Overall, we expect that our sales growth will be in the low to mid-single digit percentages for the fourth quarter of 2010.  We believe the weakness in irrigation markets will continue to moderate slightly and we anticipate easier sales comparisons in the fourth quarter of 2010.  Given the intensely competitive pricing environment, we expect our gross margins will remain pressured and that we could experience moderate erosion compared to gross margins in the fourth quarter of 2009.  We expect base business expenses will be relatively flat and down as a percentage of sales compared to the same period in 2009.  Based on our year to date results through the third quarter and these expectations for the seasonally slow fourth quarter, we remain comfortable with our current 2010 earnings guidance of $1.10 to $1.15 per diluted share.  Our goal is for free cash flow to exceed net income for fiscal 2010, although cash provided by operations will remain comparatively lower than 2009 since we will not realize the same level of improvements from our ongoing working capital management initiatives.

Looking beyond 2010, we still believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity and our expectation for gradually normalized new pool and irrigation construction levels.  While current economic trends indicate that consumer spending may rebound more slowly than we anticipated earlier in the year and that construction activities will likely remain near current depressed levels through 2011, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

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

RESULTS OF OPERATIONS

As of September 30, 2010, we conducted operations through 289 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income (Loss) expressed as a percentage of net sales.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	71.3	71.0	70.8
Gross profit	28.8	28.7	29.0	29.2
Operating expenses	20.6	21.2	20.4	20.8
Operating income	8.1	7.5	8.6	8.4
Interest expense, net	0.1	0.6	0.3	0.7
Income before income taxes and equity earnings (losses)	8.1%	6.9%	8.3%	7.7%

Note:	Due to rounding, percentages may not add up to Operating income or Income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2010, 2009 and 2008.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Net sales	$437,402	$426,329	$17,618	$3,725	$455,020	$430,054

Gross profit	126,452	122,503	4,417	891	130,869	123,394
Gross margin	28.9%	28.7%	25.1%	23.9%	28.8%	28.7%

Operating expenses	90,225	90,487	3,597	765	93,822	91,252
Expenses as a % of net sales	20.6%	21.2%	20.4%	20.5%	20.6%	21.2%

Operating income	36,227	32,016	820	126	37,047	32,142
Operating margin	8.3%	7.5%	4.7%	3.4%	8.1%	7.5%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Period Excluded
Les Produits de Piscine Metrinox Inc. (Metrinox)	April 2010	2	July–September 2010
General Pool & Spa Supply (GPS) (1)	October 2009	7	July–September 2010

               (1)   We acquired 10 GPS sales centers and have consolidated 3 of these with existing sales centers.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of September 30, 2010):

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

The table below summarizes the changes in our sales centers in the third quarter of 2010:

June 30, 2010	290
Consolidated	(1)
September 30, 2010	289

Net Sales

	Three Months Ended September 30,
(in millions)	2010	2009	Change
Net sales	$455.0	$430.1	$24.9	6%

Base business sales for the third quarter of 2010 were up approximately 3%, including an increase of 4% on the swimming pool side of the business due to the following (listed in order of estimated magnitude):

•	favorable weather conditions across the Southeast, Midwest and Northeast compared to the third quarter of 2009, which drove increased sales of maintenance and impulse items;
•	market share gains in a number of our market segments, including sales for expanded product offerings such as replacement parts and tile; and
•	higher sales of discretionary products, reflecting improved consumer spending trends compared to 2009.

The overall increase in sales due to both base business sales growth and sales related to our recent acquisitions was partially offset by the following:

•
sales declines in West Coast markets due to the combination of unfavorable weather conditions during the third quarter of 2010 and continued economic headwinds, especially in our California and Arizona markets;

•	a 9% decline in base business sales for the irrigation side of our business due to continued weakness in irrigation construction markets; and
•	an adverse impact due to price deflation on certain higher volume chemical products.

Gross Profit

	Three Months Ended September 30,
(in millions)	2010	2009	Change
Gross profit	$130.9	$123.4	$7.5	6%
Gross margin	28.8%	28.7%

Gross margin increased 10 basis points to 28.8% compared to the third quarter of 2009, reflecting the following:

•	higher sales growth rates for higher margin items, particularly Pool Corporation branded products and tile;
•	improved pricing and purchasing discipline; and
•	a benefit due to geographic sales mix, with the majority of our sales growth realized in regions with higher gross margins.

Negative pressures that partially offset these favorable impacts on gross margin included pricing pressures due to the intensely competitive market environment and lower gross margins realized by our recent acquisitions.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2010	2009	Change
Operating expenses	$93.8	$91.3	$2.5	3%
Operating expenses as a % of net sales	20.6%	21.2%

Total operating expenses increased 3% compared to the third quarter of 2009, primarily due to incremental expenses from our recent acquisitions as base business operating expenses were essentially flat compared to the same period in 2009.  Included in base business expenses this quarter was a $2.9 million increase in incentive costs and higher other variable expenses such as overtime, temporary labor and freight costs as a result of the increase in base business sales.  However, these increases were fully offset by a $1.1 million decline in bad debt expense, a $0.9 million decrease in employee insurance costs due to fewer high dollar claims and lower facility lease costs and other expenses.  Total operating expenses as a percentage of net sales decreased between periods.

Interest Expense, net

Interest expense, net decreased $2.1 million between periods due to a $1.0 million decrease in interest expense and a $1.1 million increase in foreign currency transaction gains.  Interest expense declined due to an 18% lower average outstanding debt balance compared to the third quarter of 2009 and a decrease in the weighted average effective interest rate to 3.0% in the third quarter of 2010 from 3.6% in the same period in 2009.

Income Taxes

The increase in the provision for income taxes for the third quarter of 2010 is due to the increase in income before income taxes and equity earnings (losses).  Our effective income tax rate was 37.91% for the three months ended September 30, 2010 and 39.30% for the three months ended September 30, 2009.  The decrease in the effective rate between periods reflects the impact of the change in the estimated annual provision for income taxes due primarily to the expiration of the statute of limitations on certain state tax returns.

Net Income (Loss) and Earnings (Loss) Per Share

Net income was $22.8 million in the third quarter of 2010 and earnings per share increased to $0.45 per diluted share.  This compares to a loss of $0.19 per diluted share for the third quarter of 2009, which reflected a $0.54 per diluted share impact related to our pro rata share of LAC’s impairment charge included in the reported equity loss. Earnings per share for the third quarter of 2010 included an accretive impact of approximately $0.01 per diluted share from our recent acquisitions.

Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2010	2009	2010	2009	2010	2009
Net sales	$1,322,731	$1,296,951	$49,589	$11,811	$1,372,320	$1,308,762

Gross profit	384,986	379,719	12,709	2,936	397,695	382,655
Gross margin	29.1%	29.3%	25.6%	24.9%	29.0%	29.2%

Operating expenses	268,490	269,653	11,177	2,786	279,667	272,439
Expenses as a % of net sales	20.3%	20.8%	22.5%	23.6%	20.4%	20.8%

Operating income	116,496	110,066	1,532	150	118,028	110,216
Operating margin	8.8%	8.5%	3.1%	1.3%	8.6%	8.4%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 11 under the heading “Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009”.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metrinox	April 2010	2	April–September 2010
GPS	October 2009	7	January–September 2010
Proplas Plasticos, S.L.	November 2008	0	January–February 2010 and January–February 2009

Net Sales

	Nine Months Ended September 30,
(in millions)	2010	2009	Change
Net sales	$1,372.3	$1,308.8	$63.5	5%

Net sales for the first nine months of 2010 increased 5% compared to the same period of 2009, including sales related to our recent acquisitions and a 2% increase in base business sales.  Base business sales on the swimming pool side of the business increased 3%, with growth of 5% in the second quarter and 4% in the third quarter more than offsetting the 3% decline in base business sales during our seasonally slower first quarter.  Our year over year comparative sales results improved as the first half of the 2010 season progressed based on the gradual improvement in external market trends and more favorable weather conditions after mid-March.

Favorable base business sales comparisons to the first nine months of 2009 reflect the same factors that contributed to the sales growth in the third quarter as discussed on page 11 under the subheading “Net Sales”.

These sales increases were partially offset by the following:

•
approximately $17.0 million in sales in the first half of 2009 for new drains and related safety products driven by the December 2008 effective date of the Virginia Graeme Baker Pool and Spa Safety Act;

•	an 11% sales decline on the irrigation side of the business due to the continued weakness in irrigation construction markets; and
•
negative impacts on sales due to adverse weather conditions, including a slow start to the 2010 season in Florida and certain other sunbelt markets due to much colder than normal temperatures between January and mid-March and unfavorable weather along the West Coast in the second and third quarters of 2010.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2010	2009	Change
Gross profit	$397.7	$382.7	$15.0	4%
Gross margin	29.0%	29.2%

Gross margin decreased 20 basis points between periods.  There was a negative impact throughout the first nine months of 2010 from the ongoing competitive pricing environment and lower gross margins realized by our recent acquisitions, with some offsetting benefits due to favorable product mix and improved pricing and purchasing discipline.  In the seasonally slow first quarter of 2010, gross margins declined 110 basis points due primarily to the impact of margin benefits realized in the first quarter of 2009 related to our pre-price increase inventory buys in the second half of 2008 (a comparative increase of 120 basis points compared to the first quarter in 2008).  As this difficult gross margin comparison to 2009 eased during the second quarter of 2010, we realized only a 20 basis point decline in gross margin compared to the second quarter of 2009.  Despite the negative pressures on gross margin discussed above, gross margin increased 10 basis points in the third quarter of 2010 compared to the same period in 2009 due to the favorable impacts discussed in more detail on page 12 under the subheading “Gross Profit”.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2010	2009	Change
Operating expenses	$279.7	$272.4	$7.3	3%
Operating expenses as a % of net sales	20.4%	20.8%

Total operating expenses increased 3% compared to the first nine months of 2009 due primarily to expenses related to our recent acquisitions.  Base business operating expenses declined less than 1% overall, with a 3% decline in the first quarter, a 2% increase in the second quarter attributed to higher incentive costs and essentially flat expenses in the third quarter of 2010.  While year to date base business operating expenses included a $7.4 million increase in incentive costs and higher other variable expenses such as overtime, temporary labor and freight costs as a result of the increase in base business sales, offsetting expense reductions included $3.4 million in bad debt expense, $2.5 million in employee insurance costs, $1.8 million in facility lease costs and the continued but moderating impact of our cost control initiatives.  Total operating expenses as a percentage of net sales decreased 40 basis points between periods.

Interest Expense, net

Interest expense, net decreased 48% between periods due to the impact of much lower debt levels and a $1.2 million increase in foreign currency transaction gains.  The decrease in interest expense reflects a 24% decline in our average debt outstanding compared to the first nine months of 2009 and a decrease in the weighted average effective interest rate to 3.0% in the first nine months of 2010 from 3.3% in the same period in 2009.

Income Taxes

The increase in the provision for income taxes is due to the increase in income before income taxes and equity earnings (losses).  Our effective income tax rate was 38.85% for the nine months ended September 30, 2010 and 39.30% for the nine months ended September 30, 2009.  The decrease in the effective rate between periods reflects the impact of the change in the estimated annual provision for income taxes due primarily to the expiration of the statute of limitations on certain state tax returns.

Net Income and Earnings Per Share

Net income was $69.4 million in the first nine months of 2010 and earnings per share increased to $1.38 per diluted share.  This compares to earnings of $0.67 per diluted share for the first nine months of 2009, which reflected a $0.54 per diluted share impact related to our pro rata share of LAC’s impairment charge included in the reported equity loss.  Earnings per share for the first nine months of 2010 included an accretive impact of approximately $0.03 per diluted share from our recent acquisitions.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2010, the four quarters of 2009 and the fourth quarter of 2008.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily an accurate indication of results for an entire fiscal year or of continuing trends.

	QUARTERS
(Unaudited)	2010			2009					2008
(in thousands)	Third	Second	First	Fourth	Third		Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$455,020	$647,467	$269,833	$231,032	$430,054		$602,082	$276,626	$258,966
Gross profit	130,869	190,534	76,292	67,069	123,394		178,068	81,193	75,322
Operating income (loss)	37,047	88,869	(7,888)	(21,776)	32,142		81,720	(3,646)	(15,328)
Net income (loss)	22,784	52,770	(6,111)	(13,606)	(9,322	) (1)	48,366	(6,236)	(14,795)

Balance Sheet Data
Total receivables, net	$155,252	$238,638	$157,568	$96,364	$149,733		$233,288	$160,318	$115,584
Product inventories, net	306,609	331,537	382,380	355,528	318,177		325,198	397,863	405,914
Accounts payable	127,995	221,374	251,590	178,391	137,761		194,004	201,300	173,688
Total debt	231,200	266,131	278,150	248,700	273,300		334,015	381,221	327,792

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
(primarily in the northern half of the US)

Our third quarter 2010 sales benefitted from much more favorable weather conditions across the Southeast, Midwest and Northeast compared to the third quarter of 2009.  However, this benefit was largely offset by the adverse impact from unseasonably cool weather along the West Coast, most notably in California, our largest market.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which have averaged approximately 0.5% to 0.75% of net sales historically, but was below or at the bottom of this range for the past two years due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2010	2009
Operating activities	$65,242	$87,075
Investing activities	(11,472)	(6,551)
Financing activities	(35,688)	(68,911)

Our continued focus on working capital management helped generate cash provided by operations of $65.2 million in the first nine months of 2010.  This is down from our record level of cash provided by operations of $87.1 million in the first nine months of 2009, which benefitted from an 8% reduction in inventory levels as of September 30, 2009 compared to September 30, 2008.  The increase in cash used in investing activities is due primarily to the initial cash consideration paid for our April 2010 acquisition of Metrinox.  The change between periods in cash flows used in financing activities reflects lower net debt payments for the nine months ended September 30, 2010, which correlates with the comparative decline in cash provided by operating activities.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $300.0 million in borrowing capacity including a $240.0 million five-year revolving credit facility (the Revolver) and a term loan (the Term Loan) with an original principal amount of $60.0 million.

At September 30, 2010, there was $119.2 million outstanding and $118.9 million available for borrowing under the Revolver.  The Revolver matures on December 20, 2012.  The weighted average effective interest rate on the Revolver was approximately 2.4% for the nine months ended September 30, 2010.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap was effective on January 27, 2010 and will terminate on January 27, 2012.

At September 30, 2010, there was $12.0 million outstanding under the Term Loan.  This balance is classified as current since the final principal payment of $12.0 million is due on December 20, 2010.  Our current interest rate swap agreement reduces our exposure to fluctuations in interest rates for the remaining outstanding period of the Term Loan by converting our variable rate to a fixed rate basis.  This swap will terminate when the Term Loan matures on December 20, 2010.  The weighted average effective interest rate on the Term Loan was approximately 3.2% for the nine months ended September 30, 2010.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders, by up to $75.0 million, to a total of $315.0 million.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over the three-month LIBOR, as adjusted from time to time. In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the current notional amount of $50.0 million.  The weighted average effective interest rate on the Notes was approximately 3.7% for the nine months ended September 30, 2010.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of September 30, 2010, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of September 30, 2010, our average total leverage ratio equaled 2.14 (compared to 2.36 as of June 30, 2010) and the TTM average total debt amount used in this calculation was $253.3 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of September 30, 2010, our fixed charge ratio equaled 2.70 (compared to 2.56 as of June 30, 2010) and TTM Rental Expense was $56.1 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Effective March 1, 2010, we amended certain provisions in our Credit Facility to increase the dividend limitation in 2010 from 50% to 55% of our 2009 Net Income.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of September 30, 2010, we were in compliance with all covenants and financial ratio requirements and believe we will remain in compliance throughout the rest of the year.

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

As of October 22, 2010, $53.0 million of the current Board authorized amount under our share repurchase program remained available. We may continue to repurchase shares on the open market from time to time depending on market conditions. We may use cash flows from operations to fund these purchases or we may incur additional debt.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2010, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Federal Trade Commission (FTC) notified us that it is conducting a non-public investigation to determine whether we have engaged in conduct in violation of Section 5 of the Federal Trade Commission Act.  We are cooperating with the FTC in its investigation and have been informed by the FTC that the existence of an investigation does not suggest that it has made a determination that a violation by us has occurred or is occurring.  While we are not able to predict with certainty the timing, outcome or consequence of this investigation, we believe that we are in compliance with all federal and state laws governing competition.

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

Our largest suppliers are Pentair Corporation, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 16%, 10% and 8%, respectively of the costs of products we sold in 2009.  A decision by several suppliers, acting in concert, to sell their products directly to retail customers and other end-users of their products, bypassing distribution companies like ours, would have an adverse effect on our business.  Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to other distributors, retail customers or end user consumers could also adversely affect our business.  We dedicate significant resources to promote the benefits and affordability of pool ownership, which we believe greatly benefits our swimming pool customers and suppliers.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of 2005, we have opened 20 new sales centers (net of subsequent closings and consolidations of new sales centers) and have completed 10 acquisitions. These acquisitions have added 76 sales centers (net of sales center closings and consolidations within one year of acquisition) to our distribution networks. Between 2007 and the third quarter of 2010, we also closed or consolidated 15 existing sales centers. While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

As evidenced by the table below, we did not repurchase any shares of our common stock in the third quarter of 2010:

				Maximum approximate
			Total number of shares	dollar value of shares
	Total number of	Average price	purchased as part of	that may yet be
Period	shares purchased(1)	paid per share	publicly announced plan(2)	purchased under the plan(3)
July 1-31, 2010	—	$—	—	$52,987,067
August 1-31, 2010	—	$—	—	$52,987,067
September 1-30, 2010	—	$—	—	$52,987,067
Total	—	$—	—

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

(3)	As of October 22, 2010, $53.0 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 27.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2010.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	+	XBRL Instance Document	✓
101.SCH	+	XBRL Taxonomy Extension Schema Document	✓
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	✓

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2010 and September 30, 2009;
2.	Consolidated Balance Sheets at September 30, 2010, September 30, 2009 and December 31, 2009;
3.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; and
4.	Notes to Consolidated Financial Statements.

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