Form 10-Q/A
period 2010-09-30
POOL CORP
filed 2010-11-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
Amendment No.1

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

Explanatory Note

Pool Corporation (the Company) is filing this Amendment No. 1 on Form 10-Q/A (this “Form 10-Q/A”) to its Quarterly Report on Form 10-Q for the quarter ended September 30, 2010, initially filed with the Securities and Exchange Commission on October 29, 2010 (the “Original Filing”).  This amendment is being filed solely to furnish the Interactive Data File as Exhibit 101.  The Interactive Data File was inadvertently omitted from the Original Filing due to technical difficulties associated with the Company’s use of its EDGAR filing software.

No other changes have been made to the Original Filing and this Form 10-Q/A does not amend or update any other information contained in the Original Filing.  This Form 10-Q/A speaks as of the date of the Original Filing and does not reflect events that may have occurred subsequent to the date of the Original Filing.

PART II.  OTHER INFORMATION

Item 6.  Exhibits

See the Index to Exhibits appearing on page 3.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2010.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.	Description	Filed or Furnished with this Form 10-Q/A	Form	File No.	Date Filed
3.1	Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2	Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1	Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	*
32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	*
101.INS	XBRL Instance Document	+
101.SCH	XBRL Taxonomy Extension Schema Document	+
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	+
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	+
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	+

*	Previously filed or furnished on October 29, 2010 as part of the original filing of the Form 10-Q for the quarter ended September 30, 2010 (File No. 000-26640).

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income (Loss) for the three and nine months ended September 30, 2010 and September 30, 2009;
2.	Consolidated Balance Sheets at September 30, 2010, September 30, 2009 and December 31, 2009;
3.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and September 30, 2009; and
4.	Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.