Form 10-K
period 2010-12-31
POOL CORP
filed 2011-03-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐   NO☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Registrant based on the closing sales price of the Registrant’s common stock as of June 30, 2010 was $1,042,907,678.

As of February 22, 2011, the Registrant had 48,847,864 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement to be mailed to stockholders on or about March 28, 2011 for the
Annual Meeting to be held on May 4, 2011, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.

Item 1.  Business

General

Based on industry data, Pool Corporation (the Company, which may be referred to as we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the top three distributors of irrigation and landscape products in the United States.  The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2010, we operated 291 sales centers in North America and Europe through our three distribution networks:

•	SCP Distributors LLC (SCP);
•	Superior Pool Products LLC (Superior); and
•	Horizon Distributors, Inc. (Horizon).

Superior and Horizon are both wholly owned subsidiaries of SCP, which is wholly owned by Pool Corporation.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools.  Of the approximately 80 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% currently have a pool.  We believe favorable demographic and socioeconomic trends have and will continue to positively impact the long-term prospects of our industry.  These favorable trends include the following:

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

The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it benefits from the same favorable demographic and socioeconomic trends and will realize long-term growth rates similar to the pool industry.

Approximately 70% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance related goods and certain discretionary products.

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This has also helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market have adversely impacted pool construction and major repair and refurbishment activities.

The table below reflects growth in the domestic installed base of in-ground and above-ground swimming pools over the past 11 years (based on Company estimates and information from 2010 P.K. Data, Inc. reports):

The replacement and refurbishment market includes major swimming pool repairs and currently accounts for approximately 20% of consumer spending in the pool industry.  This activity is more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.

New swimming pool construction comprises the bulk of the remaining 10% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

The landscape and irrigation distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Landscape and irrigation maintenance activities account for 40% of total spending in the irrigation industry, with the remaining 60% of spending related to irrigation construction and other discretionary related products.  As such, our irrigation business is more heavily weighted towards the sale of discretionary related products compared to our pool business and is therefore more sensitive to economic factors that impact consumer spending.

General economic conditions (as commonly measured by Gross Domestic Product or GDP), the availability of consumer credit and certain trends in the housing market affect our industry, particularly new pool and irrigation system starts.  Positive GDP trends may have a favorable impact on industry starts, while negative trends may be unfavorable for industry starts.  We believe that similar to trends for other home improvement expenditures, there is a direct correlation between industry starts and the rate of housing turnover and home appreciation over time, with higher rates of home turnover and appreciation having a positive impact on starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.

The adverse housing and economic trends over the past several years had a significant impact on our industry and our performance.  These trends drove an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributed to more than a 30% decline in replacement and refurbishment activities.  The impact of these trends was more severe in some of the largest pool markets including California, Florida and Arizona.  Since irrigation is more heavily weighted towards new construction activities, the impact was greater on our Horizon business due to the significant declines in new home and commercial construction activities.  In order to mitigate the greater rate of earnings decline for our irrigation business, we have consolidated several facilities and have significantly reduced operating costs related to our Horizon network over the past two years.

While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown recent signs of improvement and we believe our 2% base business sales growth in 2010 indicates that the declines in pool construction and pool refurbishment activities have subsided in most markets.  Trends that impact our landscape and irrigation markets tend to lag the trends in the corresponding pool markets by up to a year.  Consistent with this expectation, trends on the irrigation side of our business began to improve during 2010 with slowly moderating sales declines highlighted by a number of markets realizing sales growth in the second half of the year and higher sales overall in December 2010 compared to December 2009.

We still believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity and our expectation for gradually normalized new pool and irrigation construction levels.  While current economic trends indicate that consumer spending may rebound slowly and that construction activities in many markets will likely remain near current depressed levels through 2011, we believe that new pool and irrigation construction activities will gradually return to more normalized levels.  We expect that sales levels should once again benefit from long-term industry growth dynamics and that over the long-term the industry will return to an annual growth rate of approximately 2% to 6% when the overall economy rebounds and the real estate and credit markets recover.

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

Business Strategy and Growth

Our mission is to provide exceptional value to our customers and suppliers, in order to provide exceptional return to our shareholders while providing exceptional opportunities to our employees.  Our three core strategies are as follows:

•	to promote the growth of our industry;
•	to promote the growth of our customers’ businesses; and
•	to continuously strive to operate more effectively.

We promote the growth of the industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include media advertising, industry-oriented website development such as www.swimmingpool.com™, public relations campaigns and other online marketing initiatives including social media.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

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

Growth initiatives related to our customer programs include our retail brand licensing program called The Backyard Place® and our Pool Pro 1 rewards program designed for pool service professionals.  We launched The Backyard Place® program in 2006 and currently have over 100 agreements with retail store customers.  Under this program, customers make commitments to meet minimum purchase levels, stock a minimum of nine specific product categories and operate within The Backyard Place® guidelines (including weekend hour requirements).  Our Pool Pro 1 program aligns with our replacement parts growth initiative and provides customers with monthly coupons and other special discounts on parts product purchases.  Over 2,400 pool service professionals are members of this program.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations such as product sourcing, procurement and logistics initiatives, adoption of enhanced business practices and improved working capital management.  Other key internal growth initiatives include the continued expansion of both our product offerings (as described in the “Customers and Products” section below) and our distribution networks.

We have grown our distribution networks through acquisitions, new sales center openings and expansions of existing sales centers.  Since the beginning of 2006, we completed 9 acquisitions consisting of 37 sales centers (net of sales center closings and consolidations within one year of acquisition) and opened 11 new sales centers (net of all other sales center closings and consolidations).  These acquired locations included nine net sales centers added ahead of the 2010 season through our General Pool & Spa Supply and Metrinox acquisitions.  Given the challenging external environment, we opened only three new sales centers in 2010 and expect to open only three new sales centers in 2011.

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

Based on industry data, we believe our industry grew at a 2% to 6% annual rate for the period between 2000 and 2005, contracted each year between 2006 and 2009 and was flat to slightly up in 2010, including the impact of moderating contraction within the irrigation industry.  Historically, our sales growth rates have exceeded the industry’s growth rates as we have increased our market share.  We believe that our high service levels and expanded product offerings have also enabled us to gain market share during the past five years even as our industry contracted.  Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 3% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  In 2010, our industry experienced some price deflation after experiencing above average inflationary increases in product costs in 2008 and 2009.  In 2011, we anticipate more normalized price inflation of 1% to 2% overall, although we expect price deflation for certain chemical products.

Customers and Products

We serve roughly 80,000 customers, none of which account for more than 1% of our sales.  We primarily serve five types of customers:

•	swimming pool remodelers and builders;
•	retail swimming pool stores;
•	swimming pool repair and service businesses;
•	landscape construction and maintenance contractors; and
•	golf courses.

The majority of these customers are small, family owned businesses with relatively limited capital resources.  The recent economic environment has had the greatest impact on swimming pool remodelers and builders and landscape construction companies.  We have seen a modest contraction in our customer base in these segments over the last several years.

We conduct our operations through 291 sales centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 50% of our net sales in 2010.  We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses.  Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from our sales centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 160,000 national brand and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and other pool construction and recreational products is the most comprehensive in the industry.  The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;
•	repair and replacement parts for cleaners, filters, heaters, pumps and lights;
•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;
•	pool equipment and components for new pool construction and the remodeling of existing pools;
•	irrigation and landscape products, including professional lawn care equipment; and
•	other pool construction and recreational products, which consist of a number of product categories and includes:
–	building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and pool surface and decking materials; and
–	discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as pool toys and games, spas and grills.

We track and monitor the majority of our sales by various product lines and product categories, primarily for consideration in incentive plan programs and to provide support for sales and marketing efforts.  We currently have over 300 product lines and over 40 product categories.  Based on our 2010 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 14% in 2008 and 17% in both 2009 and 2010.  We attribute the growth between 2008 and 2009 to increases in our market share, a shift in product mix resulting from the decline in construction related products and chemical price increases.  Chemical sales growth in 2010 was consistent with our overall base business sales growth rate despite price deflation for certain chemical products.  No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and
•	major repair and refurbishment (partially discretionary).

Maintenance and minor repair products are primarily non-discretionary in nature, meaning that these items must be purchased by end users to maintain existing swimming pools and landscaped areas.  In 2009 and 2010, the sale of maintenance and minor repair products accounted for approximately 70% of our sales and gross profits while approximately 30% of sales and gross profits were derived from the replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of pools and landscaping.  This reflects a shift toward more sales of maintenance and minor repair products due to the significant declines in new pool construction since 2005.  Prior to this industry downturn, just over 50% of our total sales and gross profits were related to maintenance and minor repair products.

Since our acquisition of National Pool Tile (NPT) in 2008, we have expanded the number of sales center locations that offer NPT’s tile and composite pool finish products from the original 14 locations to over 50 locations.  Another key product initiative has been the expansion of our replacement parts offerings.  These product initiatives, along with the continued expansion of our Pool Corporation branded products, have contributed to improved gross margins.

Other pool construction and recreational product sales have been an important factor in our historical base business sales growth.  While sales of these products declined between 2007 and 2009 since the majority of these products are related to new construction activities or are discretionary by nature, sales increased in 2010 due to our ongoing expansion of these product offerings and the gradual improvement in construction and economic trends.  We continue to identify new related product categories and we typically introduce two to three of these new categories each year in certain markets.  We then evaluate the performance of these test categories and focus on those that we believe exhibit long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products through our SCP and Superior networks and we distribute irrigation and landscape products through our Horizon network.  We adopted the strategy of operating two distinct distribution networks within the swimming pool marketplace primarily for two reasons:

•	to offer our customers a choice of different distributors, featuring distinctive product selections and service personnel; and
•	to increase the level of customer service and operational efficiency provided by the sales centers in each network by promoting healthy competition between the two networks.

We evaluate our sales centers based upon their performance relative to predetermined standards that include both financial and operational measures.  Our corporate support groups provide our field operations with various services, such as developing and coordinating customer and vendor related programs, information systems support and expert resources to help them achieve their goals.  We believe our incentive programs and feedback tools, along with the competitive nature of our internal networks, stimulate and enhance employee performance.

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

We also operate seven centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or directly to customers.  Our CSLs include regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.  Our regional CSL in Florida and another CSL in California redistribute our NPT tile and composite pool finish products to sales centers that stock these products.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for manufacturers to seasonally offer extended payment terms to qualifying purchasers such as POOL. These terms are typically available to us for pre-season or early season purchases.

Our preferred vendor program encourages our buyers to purchase products from a smaller number of vendors.  We also work closely with our vendors to develop programs and services to better meet the needs of our customers and to concentrate our purchasing activities.  These practices, together with a more comprehensive service offering, have resulted in improved margins at the sales center level.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 17%, 12% and 9%, respectively, of the cost of products we sold in 2010.

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

Employees

We employed approximately 3,200 people at December 31, 2010. Given the seasonal nature of our business, our peak employment period is the summer and depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$1,450,959	$1,393,513	$1,626,869
International	162,787	146,281	156,814
	$1,613,746	$1,539,794	$1,783,683

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2010	2009	2008
United States	$27,337	$27,840	$28,931
International	3,348	3,592	4,117
	$30,685	$31,432	$33,048

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

In economic downturns, the demand for swimming pool or leisure related products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline.  Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for approximately 90% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between late 2006 and early 2010.  A weak economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pool and irrigation systems.  The recent unfavorable economic conditions and downturn in the housing market have resulted in significant tightening of credit markets, which has limited the ability of consumers to access financing for new swimming pool and irrigation systems.  If these trends continue or worsen, many consumers will likely not be able to obtain financing for pool and irrigation projects, which could negatively impact our sales of construction related products.

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

As a distribution company, maintaining favorable relationships with our suppliers is critical to our success.  We believe that we add considerable value to the swimming pool and irrigation and landscape supply chains by purchasing products from a large number of manufacturers and distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own.  We believe that we currently enjoy good relationships with our suppliers, who generally offer us competitive pricing, return policies and promotional allowances.  However, our inability to maintain favorable relationships with our suppliers could have an adverse effect on our business.

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 17%, 12% and 9%, respectively, of the costs of products we sold in 2010.  A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business.  Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to other distributors, retailers or end-use consumers could also adversely affect our business.  We dedicate considerable resources to promote the benefits and affordability of pool ownership, which we believe significantly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry.  Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool or landscape supply retailers.  Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers.  New competitors may emerge as there are low barriers to entry in our industry.  Some geographic markets that we serve, particularly our four largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 50% of our net sales in 2010, also tend to be more competitive than others.

More aggressive competition by mass merchants and large pool or landscape supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry.  Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and landscape related products has remained relatively constant.  Should mass market retailers increase their focus on the pool or professional landscape industries, or increase the breadth of their pool and landscape related product offerings, they may become a more significant competitor for our direct customers and end-use consumers which could have an adverse impact on our business.  We may face additional competitive pressures if large pool or landscape supply retailers look to expand their customer base to compete more directly within the distribution channel.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of 2006, we completed 9 acquisitions consisting of 37 sales centers (net of sales center closings and consolidations within one year of acquisition) and opened 11 new sales centers (net of all other sales center closings and consolidations).  While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2010, approximately 68% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.  These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly, and there can be no assurance that we will not incur such costs in material amounts. These laws and regulations have changed substantially and rapidly over the last 25 years and we anticipate that there will be continuing changes. The clear trend in environmental, health, transportation and safety regulation is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemical substances. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and we will plan accordingly to remain in compliance with changing regulations and to minimize the costs of such compliance.

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

We source certain products we sell, including our Pool Corporation branded products, from Asia and other international sources. There is a greater risk that we may not be able to access products in a timely and efficient manner, and we may also be subject to certain trade restrictions that prevent us from obtaining products. Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations.

A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

Discretionary spending on leisure product offerings such as ours is generally adversely affected during times of economic or political uncertainty. The potential for terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility could create these types of uncertainties and negatively impact our business for the short or long term in ways that cannot presently be predicted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the POOL corporate offices, which consist of approximately 50,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales center facilities in Florida and one in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2010, we had 11 leases with remaining terms longer than seven years that expire between 2018 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 60,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 26,000 square feet to 78,000 square feet.

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability and may relocate a sales center or consolidate two locations if a sales center is redundant in a market, underperforming or otherwise deemed unsuitable. We do not believe that any single lease is material to our operations.

The table below summarizes the changes in our sales centers during the year ended December 31, 2010:

Network	12/31/09	New Locations	Consolidated and Closed Locations (1)	Acquired Locations (2)	Converted Locations (3)	12/31/10

SCP	147	1	(1)	-	1	148
Superior	62	-	-	-	-	62
Horizon	57	-	(4)	3	-	56
Total Domestic	266	1	(5)	3	1	266

SCP International	21	1	-	3	-	25

Total	287	2	(5)	6	1	291

(1)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations. During 2010, we consolidated five sales centers.
(2)	We completed three acquisitions in 2010, including one in Quebec, Canada and one in Belgium. We do not plan to close or consolidate any of these acquired sales centers.
(3)	In 2010, we converted one existing CSL into a sales center location.

The table below identifies the number of sales centers in each state or country by distribution network as of December 31, 2010:

Location	SCP	Superior	Horizon	Total
United States
California	24	21	17	62
Florida	31	6	-	37
Texas	16	4	10	30
Arizona	7	4	10	21
Georgia	7	2	-	9
Nevada	2	2	5	9
Tennessee	4	3	-	7
Washington	1	-	6	7
Alabama	4	2	-	6
New York	6	-	-	6
Louisiana	5	-	-	5
New Jersey	3	2	-	5
Ohio	2	3	-	5
Colorado	1	1	2	4
Illinois	3	1	-	4
Indiana	2	2	-	4
Missouri	3	1	-	4
North Carolina	3	1	-	4
Pennsylvania	3	1	-	4
Oklahoma	2	1	-	3
Oregon	-	-	3	3
South Carolina	2	1	-	3
Virginia	2	1	-	3
Arkansas	2	-	-	2
Idaho	-	-	2	2
Kansas	2	-	-	2
Massachusetts	2	-	-	2
Michigan	2	-	-	2
Minnesota	1	1	-	2
Connecticut	1	-	-	1
Iowa	1	-	-	1
Kentucky	-	1	-	1
Maryland	1	-	-	1
Mississippi	1	-	-	1
Nebraska	1	-	-	1
New Mexico	1	-	-	1
Utah	-	-	1	1
Wisconsin	-	1	-	1
Total United States	148	62	56	266

International
Canada	8	2	-	10
France	5	-	-	5
Portugal	3	-	-	3
Mexico	2	-	-	2
United Kingdom	2	-	-	2
Belgium	1	-	-	1
Italy	1	-	-	1
Spain	1	-	-	1
Total International	23	2	-	25

Total	171	64	56	291

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL”.  On February 14, 2011, there were approximately 9,699 holders of record of our common stock.  The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

			Dividends
	High	Low	Declared
Fiscal 2010
First Quarter	$23.68	$18.36	$0.13
Second Quarter	25.89	21.92	0.13
Third Quarter	23.30	18.45	0.13
Fourth Quarter	23.34	19.77	0.13

Fiscal 2009
First Quarter	$19.00	$11.39	$0.13
Second Quarter	18.47	13.58	0.13
Third Quarter	24.57	15.79	0.13
Fourth Quarter	23.62	17.75	0.13

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

The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2005 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base	Indexed Returns
	Period	Years Ending
Company / Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
Pool Corporation	100	106.28	54.62	50.78	55.54	67.22
S&P MidCap 400 Index	100	110.32	119.12	75.96	104.36	132.16
NASDAQ Index	100	111.74	124.67	73.77	107.12	125.93

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2010.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value that May Yet be Purchased Under the Plan (3)
October 1-31, 2010	-	$-	-	$52,987,067
November 1-30, 2010	352,100	$21.36	352,100	$45,465,028
December 1-31, 2010	211,100	$21.92	211,100	$40,837,457
Total	563,200	$21.57	563,200

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the fourth quarter of 2010.

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

(3)	In 2010, we purchased a total of $12.1 million, or 563,200 shares, at an average price of $21.57 per share. As of February 22, 2011, $24.5 million of the authorized amount remained available.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2010	2009 (2)	2008	2007	2006
Statement of Income Data
Net sales	$1,613,746	$1,539,794	$1,783,683	$1,928,367	$1,909,762
Operating income	101,245	88,440	115,476	133,774	167,382
Net income	57,638	19,202	56,956	69,394	95,024
Earnings per share:
Basic	$1.17	$0.39	$1.19	$1.42	$1.83
Diluted	$1.15	$0.39	$1.17	$1.37	$1.74
Cash dividends declared
per common share	$0.52	$0.52	$0.51	$0.465	$0.405

Balance Sheet Data
Working capital	$265,054	$230,804	$294,552	$250,849	$227,631
Total assets	728,545	743,099	830,906	814,854	774,562
Total long-term debt,
including current portion	198,700	248,700	307,000	282,525	191,157
Stockholders' equity (3)	285,182	252,187	241,734	208,791	277,684

Other
Base business sales growth/(decline) (4)	2%	(15)%	(9)%	(1)%	10%
Number of sales centers	291	287	288	281	274

(1)
During the years 2006 to 2010, we completed 9 acquisitions consisting of 37 sales centers (net of sales center closings and consolidations within one year of acquisition). For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  Our results were negatively impacted between 2007 and 2010 due to adverse external market conditions, which included downturns in the housing market and overall economy that led to significant declines in pool and irrigation construction activities and deferred discretionary replacement purchases by consumers.

(2)
The 2009 net income and earnings per share amounts include the impact of a $26.5 million equity loss that we recognized in September 2009 related to our pro rata share of Latham Acquisition Corporation’s (LAC) non-cash goodwill and other intangible asset impairment charge.  The impact of this impairment charge on earnings was $0.54 per diluted share.  The recognized loss resulted in the full write-off of our equity method investment in LAC.  As of January 2010, we no longer had an equity interest in LAC and we did not recognize any impact related to LAC’s 2010 results.

(3)
In June 2006, the Financial Accounting Standards Board (FASB) issued guidance for accounting for uncertainty in income taxes. The beginning stockholders’ equity balance in 2007 reflected a reduction to retained earnings of approximately $0.5 million related to the implementation of this guidance.

(4)
For a discussion regarding our calculation of base business sales, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2010 FINANCIAL OVERVIEW

Financial Results

As we expected, 2010 proved to be a transitional year.  We realized a return to sales and earnings growth, continued improvements in working capital management and another season of strong cash flow generation.  Successful execution of our strategies was the primary factor driving our increased sales and earnings, with both our continued investment in growth initiatives and our ability to leverage the existing infrastructure to support sales growth providing significant contributions to our improved profitability.

Net sales increased 5% compared to 2009.  Base business sales were up 2% due to market share gains including sales for expanded product offerings and some improvement in external market trends, which resulted in higher discretionary purchases by consumers.  Base business sales growth was 3% on the swimming pool side of the business, with increases in many markets and most product categories.  While sales on the irrigation side of the business decreased compared to 2009 due to continued weakness in construction markets, sales declines moderated as 2010 progressed.  For a discussion of our base business calculation, see the RESULTS OF OPERATIONS section below.

Gross profit as a percentage of net sales (gross margin) remained flat year over year at 29.2% as the benefits from our improved pricing and purchasing discipline offset downward margin pressures due to the competitive pricing environment.

Selling and administrative expenses (operating expenses) increased 2% in 2010 due primarily to the impact from recent acquisitions.  Base business operating expenses were essentially flat compared to 2009, with a $9.1 million increase in incentive costs offset by decreases in bad debt expense, facility lease costs and other expenses.

Operating income improved 14% to $101.2 million in 2010, while operating income as a percentage of net sales (operating margin) increased 60 basis points to 6.3%.  Interest expense, net declined $3.0 million compared to 2009 due primarily to a 23% decrease in average debt outstanding.

We no longer have an equity interest in Latham Acquisition Corporation (LAC) and did not recognize any impact related to LAC’s 2010 results.  In 2009, we recognized a total equity loss of $28.7 million for LAC.  This included a $26.5 million equity loss related to our pro rata share of LAC’s non-cash goodwill and other intangible asset impairment charge and $2.2 million for our share of LAC’s loss from ongoing operations.

Earnings per share was $1.15 per diluted share on net income of $57.6 million for 2010, compared to earnings per share of $0.39 per diluted share on net income of $19.2 million in 2009.  The $0.76 increase in diluted earnings per share includes the $0.54 per diluted share impact from our pro rata portion of LAC’s impairment charge included in the 2009 reported equity loss.

Financial Position and Liquidity

Cash provided by operations of $94.0 million in 2010 funded the following:

•	payments of $7.2 million related to our 2009 and 2010 acquisitions;
•	debt repayments of $50.0 million, which helped lower our borrowing costs;
•	quarterly cash dividend payments to shareholders, which totaled $25.7 million for the year;
•	capital expenditures of $8.1 million; and
•	a portion of our $12.1 million of fourth quarter share repurchases.

Total net receivables increased 5% compared to December 31, 2009 due to an increase in current trade receivables as a result of base business sales growth, higher vendor rebate receivables and the impact from the reduction in the allowance for doubtful accounts.  This increase was partially offset by reductions in our past due receivable balances due primarily to significant improvements in customer collections.  As of December 31, 2010, we realized a year over year decrease of 730 basis points in our total past due receivables balance as a percentage of total receivables.  Our allowance for doubtful accounts balance was $7.1 million at December 31, 2010, a decrease of $4.3 million compared to December 31, 2009 reflecting both write-offs of certain fully reserved customer accounts and our reduction of the allowance based on our improved receivables aging trends.  Days sales outstanding (DSO) decreased between periods to 31.6 days at December 31, 2010 compared to 34.9 days at December 31, 2009.

Our inventory levels decreased 2% to $347.4 million as of December 31, 2010 from $355.5 million as of December 31, 2009, reflecting the success of our continued inventory rebalancing efforts.  We realized this reduction despite the year over year increase in base business sales, approximately $5.9 million of inventory from acquisitions and higher inventories for expanded product offerings in tile, pool finishes and replacement parts.  Our inventory turns, as calculated on a trailing twelve month basis, improved to 3.3 times at December 31, 2010 from 3.0 times at December 31, 2009.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown recent signs of improvement and we believe our 2% base business sales growth in 2010 indicates that the declines in pool construction and pool refurbishment activities have subsided in most markets.  Trends are also improving on the irrigation side of our business, with slowly moderating sales declines in 2010 highlighted by a number of markets realizing sales growth in the second half of the year and higher sales overall in December 2010 compared to December 2009.

Looking ahead, we still believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity and our expectation for gradually normalized new pool and irrigation construction levels.  While current economic trends indicate that consumer spending may rebound slowly and that construction activities will likely remain near current depressed levels through 2011, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

In 2011, we expect our results will trend similar to the last nine months of 2010.  We expect to realize modest base business sales growth in the low to mid-single digit percentages and we anticipate average inflationary product cost increases of 1% to 2% in 2011, with some price deflation for certain chemical products.  Given the continued competitive pricing environment, we expect that our gross margin will be up modestly compared to 2010.  Base business expenses should be up slightly, but down as a percentage of sales compared to 2010.  Excluding any acquisition activity, we plan to open three new sales centers in 2011.   Based on these expectations, we project that 2011 earnings per share will be in the range of $1.27 to $1.35 per diluted share.  We expect cash provided by operations will approximate or exceed net income for fiscal 2011.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.3% of net sales annually.  Write-offs as a percentage of net sales were 0.3% in 2010, 0.4% in 2009 and 0.3% in 2008.  These write-off rates were higher than our long-term historical average of approximately 0.2% of net sales due to the negative impacts on some of our customer’s businesses from the challenging external environment during this period.  Based on our tighter credit policies, gradually improving external market trends and significant reductions in our past due receivables aging categories during 2010, we expect that write-offs will decrease in 2011 and be closer to 0.2% of net sales.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2010, pretax income would change by approximately $1.4 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2010).

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2010, pretax income would change by approximately $1.4 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2010).

Vendor Incentives

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

Throughout the year, we estimate the amount of the incentive earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions. Changes in our purchasing mix also impact our incentive estimates, as incentive rates can vary depending on our volume of purchases from specific vendors. We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods.

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

As of December 31, 2010, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely outside of the United States. If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required.

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

We have operations in 38 states and 8 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities. We are subject to regular audits by federal, state and foreign tax authorities. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters. However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire. These adjustments may include changes in valuation allowances that we have established. As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

Incentive Compensation Accrual

We have an incentive compensation structure designed to attract, motivate and retain employees. Our incentive compensation packages include bonus plans that are specific to each group of eligible participants and their levels and areas of responsibility. The majority of our bonus plans have annual cash payments that are based primarily on objective performance criteria, with a component based on management’s discretion. We calculate bonuses based on the achievement of certain key measurable financial and operational results, including budgeted operating income and diluted earnings per share. We generally make bonus payments at the end of February following the most recently completed fiscal year.

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

Impairment of Goodwill

Our largest intangible asset is goodwill. At December 31, 2010, our goodwill balance was $178.5 million, representing approximately 25% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We are required to test goodwill for impairment annually or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment. If the estimated fair value of any of our reporting units has fallen below their carrying value, we compare the estimated fair value of the reporting units’ goodwill to its carrying value. If the carrying value of a reporting units’ goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.  Since we define our operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.

In October 2010, we performed our annual goodwill impairment test.  As of October 1, 2010, we had 210 reporting units with allocated goodwill balances.  The highest goodwill balance is $7.1 million for our UK reporting unit.  For the other reporting units, the highest goodwill balance is $5.7 million and the average goodwill balance is $0.8 million.  We estimate the fair value of our reporting units by utilizing a fair value model, which requires us to make several assumptions about projected future cash flows, discount rates and multiples.  In order to determine the reasonableness of the assumptions included in our fair value estimates, we compare the total estimated fair value for all aggregated reporting units to our market capitalization on the date of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.  Based on our annual goodwill impairment test, we determined that the goodwill attributed to all of our reporting units is not impaired.

If our assumptions or estimates in our fair value calculations change, we could incur impairment charges in future periods, which would decrease operating income and result in lower asset values on our balance sheet.  For example, we performed a sensitivity test for the two key assumptions in our annual goodwill impairment test and determined that an increase in our estimated weighted average cost of capital of 50 basis points or a decrease in the estimated perpetuity growth rate of 1% could have resulted in the estimated fair value of six reporting units falling below their carrying values.  The calculated goodwill impairment based on this sensitivity test was approximately $1.8 million combined for all six reporting units.  Based on the combination of their higher goodwill balances and 2010 operating results at approximately break even levels, we believe that our reporting units most at risk for goodwill impairment include the UK, Spain, one New Jersey location and four Horizon locations in Texas.  While one sales center in Canada continues to generate solid operating results, it is also considered at risk for goodwill impairment due to the combination of a higher than average goodwill balance and the fact that it has a small manufacturing operation that could require higher capital investments in the future.

Recent Accounting Pronouncements

We are not aware of any recent accounting pronouncements that will materially impact our Consolidated Financial Statements in future periods.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2010	2009	2008
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.8	70.8	71.1
Gross profit	29.2	29.2	28.9
Operating expenses	22.9	23.5	22.4
Operating income	6.3	5.7	6.4
Interest expense, net	0.4	0.6	1.1
Income before income taxes and equity earnings (losses)	5.9	5.1	5.4

Note:	Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2010, 2009 and 2008.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2010 compared to Fiscal Year 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
Net sales	$1,555,647	$1,521,529	$58,099	$18,265	$1,613,746	$1,539,794

Gross profit	456,400	445,300	14,862	4,424	471,262	449,724
Gross margin	29.3%	29.3%	25.6%	24.2%	29.2%	29.2%

Operating expenses	355,454	355,760	14,563	5,524	370,017	361,284
Expenses as a % of net sales	22.8%	23.4%	25.1%	30.2%	22.9%	23.5%

Operating income (loss)	100,946	89,540	299	(1,100)	101,245	88,440
Operating margin	6.5%	5.9%	0.5%	(6.0)%	6.3%	5.7%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Turf Equipment Supply, Co.	December 2010	3	December 2010
Pool Boat and Leisure, S.A.	December 2010	1	December 2010
Les Produits de Piscine Metrinox Inc.	April 2010	2	April–December 2010
General Pool & Spa Supply, Inc. (GPS) (1)	October 2009	7	January-December 2010 and October-December 2009
Proplas Plasticos, S.L. (Proplas)	November 2008	0	January-February 2010 and January-February 2009

(1)	We acquired 10 GPS sales centers and consolidated 3 of these with existing sales centers as of December 31, 2009.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of December 31, 2010):

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers (3);
•	closed sales centers (0);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and
•	sales centers opened in new markets (1).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during 2010:

December 31, 2009	287
Acquired	6
New locations (1)	3
Consolidated	(5)
December 31, 2010	291

(1)	Includes one existing centralized shipping location warehouse converted into a sales center location.

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2010	2009	Change
Net sales	$1,613.7	$1,539.8	$73.9	5%

Net sales for 2010 increased 5% compared to 2009, including sales related to our recent acquisitions and a 2% increase in base business sales.  Base business sales on the swimming pool side of the business increased 3%, with growth of 5% in the last nine months of 2010 more than offsetting the 3% decline in base business sales during our seasonally slower first quarter.  Our year over year comparative sales results improved as the first half of the 2010 season progressed based on the gradual improvement in external market trends, more favorable weather conditions after mid-March and the easing of difficult sales comparisons due to the favorable impact primarily in the first half of 2009 related to the Virginia Graeme Baker Pool and Spa Safety Act (the VGB Act).  Favorable base business sales comparisons to 2009 reflect the following (listed in order of estimated magnitude):

•	favorable weather conditions across the Southeast, Midwest, Northeast and Canada compared to 2009, which drove increased sales of maintenance and impulse items;
•	market share gains in a number of our market segments, including sales for expanded product offerings such as replacement parts (total sales growth of 8%) and tile (total sales growth of 15%); and
•	higher sales of discretionary products, reflecting improved consumer spending trends compared to 2009.

These sales increases were partially offset by the following:

•
negative impacts on sales in certain markets due to adverse weather conditions, including unfavorable weather along the West Coast throughout the 2010 season and a slow start to the 2010 season in Florida and certain other sunbelt markets due to much colder than normal temperatures between January and mid-March;

•
approximately $17.0 million in sales in the first half of 2009 for new drains and related safety products driven by the December 2008 effective date of the VGB Act, which imposes mandatory federal requirements on the manufacture, distribution and/or sale of suction entrapment avoidance devices such as safety drain covers, public pool drain covers and public pool drain systems;

•	a 10% sales decline on the irrigation side of the business due to the continued weakness in irrigation construction markets; and
•	unfavorable impacts due to price deflation on certain products, including some higher volume chemical products.

Gross Profit

	Year Ended December 31,
(in millions)	2010	2009	Change
Gross profit	$471.3	$449.7	$21.6	5%
Gross margin	29.2%	29.2%

Gross margin was flat between years as continued improvements in pricing and purchasing discipline offset both the lingering negative impact from intense price competition within our industry and lower gross margins realized by our recent acquisitions.

In the seasonally slow first quarter of 2010, gross margin declined 110 basis points due primarily to the impact of margin benefits realized in the first quarter of 2009 related to our pre-price increase inventory buys in the second half of 2008 (a comparative increase of 120 basis points compared to the first quarter of 2008).  As this difficult gross margin comparison to 2009 eased during the second quarter of 2010, we realized only a 20 basis point decline in gross margin compared to the second quarter of 2009.

Gross margin increased 20 basis points for the last nine months of 2010 compared to the same period in 2009, including increases of 10 basis points in the third quarter and 150 basis points in the fourth quarter.  In addition to the benefits from improved pricing and purchasing discipline, this margin growth also reflected the following:

•	purchasing strategies and special fourth quarter vendor incentives, which included a favorable impact due to a higher percentage of total purchases from preferred vendors;
•	higher sales growth rates for higher margin items, particularly Pool Corporation branded products and tile; and
•	a benefit due to geographic sales mix, with the majority of our sales growth realized in regions with higher gross margins.

The 150 basis point improvement in the seasonally slow fourth quarter also included a favorable impact of approximately 60 basis points due to our year end adjustment of estimated to actual vendor incentives earned for the year.

Operating Expenses

	Year Ended December 31,
(in millions)	2010	2009	Change
Operating expenses	$370.0	$361.3	$8.7	2%
Operating expenses as a percentage of net sales	22.9%	23.5%

Total operating expenses increased 2% compared to 2009 due primarily to expenses related to our recent acquisitions.  Base business operating expenses were essentially flat, with offsetting variances in different expense categories between years.

Increases in base business operating expenses compared to 2009 included the following:

•	a $9.1 million increase in employee incentive costs;
•	higher other variable expenses such as overtime, temporary labor and freight costs as a result of the increase in base business sales; and
•	a $2.0 million increase in legal and other professional fees.

Offsetting decreases in base business expenses compared to 2009 included the following:

•	a $4.7 million decrease in employee health insurance costs due primarily to fewer high dollar claims in 2010;
•	a $3.9 million reduction in bad debt expense driven by significant improvements in our past due receivable aging trends;
•	a $2.8 million decline in facility lease costs due to lower negotiated lease rates and the impact of recent sales center and CSL consolidations; and
•	the continued but moderating impact of our cost control initiatives.

Total operating expenses as a percentage of net sales decreased approximately 60 basis points between periods.

Interest Expense, net

Interest expense, net decreased 32% between periods due primarily to a 23% lower average outstanding debt balance compared to 2009.  The weighted average effective interest rate also decreased to 3.0% in 2010 from 3.4% in 2009.  Interest expense, net included foreign currency transaction gains of $1.5 million in 2010 and $1.8 million in 2009.

Income Taxes

Our effective income tax rate was 39.20% at December 31, 2010 and 39.30% at December 31, 2009.  There were no significant changes in our estimates related to our income tax provision.

Net Income and Earnings Per Share

Net income was $57.6 million in 2010 and earnings per share increased to $1.15 per diluted share.  This compares to earnings of $0.39 per diluted share in 2009, which included a $0.54 per diluted share impact related to our pro rata share of LAC’s impairment charge included in the reported equity loss.  Earnings per share for 2010 included an accretive impact of approximately $0.02 per diluted share from our recent acquisitions.

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

For an explanation of how we calculate base business, please refer to the discussion of base business on page 24 under the heading “Fiscal Year 2010 compared to Fiscal Year 2009”.

For purposes of comparing operating results for the year ended December 31, 2009 to the year ended December 31, 2008, we excluded acquired sales centers from base business for the periods identified in the table below.  As of December 31, 2009, we also excluded one existing sales center consolidated with an acquired sales center and five closed sales centers, including one closed in 2009.  Since we divested our pool liner manufacturing operation in France in April 2008, we also excluded these operations from base business.

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
GPS	October 2009	7	October–December 2009
Proplas	November 2008	0	January–December 2009 and November-December 2008
National Pool Tile Group, Inc. (NPT) (1)	March 2008	8	January–May 2009 and March–May 2008
Canswim Pools	March 2008	1	January–May 2009 and March–May 2008

(1)	We acquired 15 NPT sales centers and consolidated 7 of these with existing sales centers as of December 31, 2009, including 4 in March 2008, 2 in the second quarter of 2008 and 1 in April 2009.

The table below summarizes the changes in our sales centers during 2009:

December 31, 2008	288
Acquired, net of consolidations	7
Consolidated	(7)
Closed	(1)
December 31, 2009	287

For information about our 2008 and 2009 acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2009	2008	Change
Net sales	$1,539.8	$1,783.7	$(243.9)	(14)%

In 2009, the new pool and irrigation construction markets continued to face unprecedented adverse conditions created by the combination of significant declines in the real estate and the mortgage-backed financing markets.  Coupled with a severely depressed economic environment, these external factors placed considerable pressure on our top line results.  As a result, our sales were negatively impacted as construction activities remained depressed and consumers continued to defer discretionary replacement purchases.

Base business sales decreased 15% compared to 2008, including a 12% decline on the swimming pool side of the business and a 37% decline on the irrigation side of the business, which is more heavily weighted toward new construction and discretionary product sales.  Overall, weather conditions were unfavorable compared to the same period in 2008 (see discussion of significant weather impacts under the heading Seasonality and Quarterly Fluctuations beginning on page 30). Unfavorable currency fluctuations also resulted in a decrease in sales of approximately 1%.

The overall decrease in net sales was partially offset by the following:

•	estimated inflationary price increases of approximately 3% to 4% that we passed through the supply chain;
•	higher sales of certain maintenance and repair products due to both price inflation and market share growth, including a 6% increase in chemical sales and a 2% increase in total parts product sales;
•
a net increase of approximately $13.0 million in sales for new drains and related safety products as a result of the VGB Act (an increase of over $17.0 million for the first nine months of 2009 was offset by a decrease of over $4.0 million in the fourth quarter of 2009 compared to the same period in 2008);

•	approximately $7.0 million in first quarter sales related to our 2008 acquisitions; and
•	$4.7 million in fourth quarter sales related to our 2009 acquisition.

Our sales growth for maintenance and repair products was primarily due to the following:

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

Interest Expense, net

Interest expense, net declined $9.2 million compared to 2008 due primarily to a 41% decrease in interest expense and $1.8 million of foreign currency transaction gains.  Interest expense declined due to a 17% lower average outstanding debt balance and a decrease in the weighted average effective interest rate to 3.4% in 2009 from 4.8% 2008.

Income Taxes

The decrease in income taxes is due to the decrease in income before income taxes and equity earnings (losses).  Our effective income tax rate was 39.30% at December 31, 2009 and 39.26% at December 31, 2008.

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2010, approximately 68% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2010 and 2009. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$269,833	$647,467	$455,020	$241,426	$276,626	$602,082	$430,054	$231,032
Gross profit	76,292	190,534	130,869	73,567	81,193	178,068	123,394	67,069
Operating income (loss)	(7,888)	88,869	37,047	(16,783)	(3,646)	81,720	32,142	(21,776)
Net income (loss)	(6,111)	52,770	22,784	(11,805)	(6,236)	48,366	(9,322)	(13,606)

Net sales as a % of annual
net sales	17%	40%	28%	15%	18%	39%	28%	15%
Gross profit as a % of annual
gross profit	16%	40%	28%	16%	18%	40%	27%	15%
Operating income (loss) as a
% of annual operating income	(8)%	88%	37%	(17)%	(4)%	92%	36%	(25)%

Balance Sheet Data
Total receivables, net	$157,568	$238,638	$155,252	$101,543	$160,318	$233,288	$149,733	$96,364
Product inventories, net	382,380	331,537	306,609	347,439	397,863	325,198	318,177	355,528
Accounts payable	251,590	221,374	127,995	169,700	201,300	194,004	137,761	178,391
Total debt	278,150	266,131	231,200	198,700	381,221	334,015	273,300	248,700

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
(primarily in the northern half of the US and Canada)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
(primarily in the northern half of the US and Canada)

Our first quarter 2010 sales were negatively impacted by unfavorable weather conditions across the Sunbelt markets between January and mid-March, including record cold weather in Florida and much colder than average temperatures across the rest of the Southeast.  However, warmer weather in these regions during the latter half of March and near record warm temperatures in March across our markets in the Northeast and Canada helped drive a late rebound in our daily sales rates and flat base business sales overall for March compared to the same period in 2009.  Sales in our second and third quarters of 2010 benefitted from much more favorable weather conditions across the Southeast, Midwest and Northeast compared to the same periods in 2009.  However, this benefit was largely offset by the adverse impact from unseasonably cool weather along the West Coast throughout the 2010 pool season, most notably in California, our largest market.

While weather conditions in the first quarter of 2009 were generally favorable compared to the same period in 2008, we did not realize any positive impact on sales given the overriding adverse economic environment.  Unfavorable weather delayed the start of the pool season in both 2008 and 2009 in a number of our markets, with the 2009 season adversely impacted in most markets by much colder than normal temperatures in April.  Throughout the second quarter of 2009, weather conditions were unfavorable overall and adversely impacted sales due to cold and wet conditions in the Midwest and Northeast.  The Southwest also experienced unseasonably cool and wet weather during June.  Our third quarter 2009 sales were also negatively impacted due to much colder than normal temperatures that shortened the pool season in most Central and Northern markets and higher than normal rainfall in the South Central United States.  Consistent with the third quarter of 2008, weather conditions were favorable in the Western U.S. and Florida due to warmer than average temperatures.  However, near record precipitation across most of the Central and Southeast regions and much colder than average temperatures in the western half of the United States negatively impacted our fourth quarter 2009 sales.

In 2008, our sales were negatively impacted by generally unfavorable weather conditions including cooler temperatures and higher precipitation nationally compared to averages.  The start of the 2008 pool season was delayed due to several late winter storms in the Midwest and Northeast and much cooler March temperatures across most of the country.  Cooler than normal temperatures in August and September also shortened the pool season in 2008 for most North American markets excluding the West Coast, while a number of severe tropical systems adversely impacted our sales in Texas, Florida and Louisiana during the third quarter of 2008.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;
•	the adequacy of available bank lines of credit;
•	acquisitions;
•	scheduled debt repayments;
•	dividend payments;
•	capital expenditures;
•	the timing and extent of share repurchases; and
•	the ability to attract long-term capital with satisfactory terms.

Our primary capital needs are seasonal working capital obligations and other general corporate purposes, including acquisitions, dividend payments and share repurchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for capital expenditures and share repurchases.

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which has averaged approximately 0.5% to 0.75% of net sales historically but was below and at the bottom of this range the past three years due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by the Board;
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

In November 2010, we reactivated our Board authorized share repurchase program.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Operating activities	$93,959	$113,250	$93,282
Investing activities	(14,251)	(18,105)	(41,304)
Financing activities	(85,158)	(99,344)	(44,726)

Cash provided by operations was $94.0 million in 2010, a decrease of $19.3 million compared to 2009 due primarily to a decline in cash generated from working capital improvements.  In 2009, cash provided by operations benefited from a 17% year over year reduction in accounts receivable balances and a 12% year over year reduction in inventory levels as of December 31, 2009.   Cash provided by operations in 2009 was unfavorably impacted by the timing of our payment for 2008 estimated federal income taxes (see discussion below).  In 2010, the decrease in cash used in investing activities is due to comparatively lower cash paid for acquisitions.  The change between periods in cash flows used in financing activities reflects lower net debt payments in 2010, which correlates with the comparative decline in cash provided by operating activities, partially offset by the impact of our share repurchases in the fourth quarter of 2010.

Cash provided by operations increased $20.0 million to $113.3 million in 2009 compared to 2008.  In January 2009, we paid $30.0 million for our deferred third and fourth quarter 2008 federal income tax payments.  We also paid $26.0 million in 2009 for our third and fourth quarter 2009 estimated taxes.  Cash from operations improved $76.0 million in 2009 excluding this $56.0 million combined impact of timing differences related to our 2008 and 2009 estimated federal income tax payments.  This improvement was due to our focused management of working capital and reflected the significant decreases in inventory and receivable balances in 2009 compared to 2008.  The reduction of cash used in investing activities was due to comparatively lower cash paid for acquisitions.  Net payments on long-term debt of $79.1 million exceeded net payments in 2008 by approximately $56.0 million, driving the increase in cash used in financing activities.

Future Sources and Uses of Cash

As of December 31, 2010, our unsecured syndicated senior credit facility (the Credit Facility) provides for $240.0 million in borrowing capacity under a five-year revolving credit facility (the Revolver).  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders, by up to $75.0 million, to a total of $315.0 million.  The Revolver matures on December 20, 2012.

At December 31, 2010, there was $98.7 million outstanding and $139.2 million available for borrowing under the Revolver.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.  This swap agreement converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap became effective on January 27, 2010 and will terminate on January 27, 2012.  The weighted average effective interest rate on the Revolver was approximately 2.5% for the year ended December 31, 2010.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over three-month LIBOR, as adjusted from time to time.  In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the current notional amount of $50.0 million.  The weighted average effective interest rate on the Notes was approximately 3.6% for the year ended December 31, 2010.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of December 31, 2010, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of December 31, 2010, our average total leverage ratio equaled 1.99 (compared to 2.87 as of December 31, 2009) and the TTM average total debt amount used in this calculation was $242.2 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of December 31, 2010, our fixed charge ratio equaled 2.78 (compared to 2.42 as of December 31, 2009) and TTM Rental Expense was $55.8 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of December 31, 2010, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2011.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We believe we have adequate availability of capital to fund present operations and the current capacity to finance any working capital needs that may arise.  We continually evaluate potential acquisitions and hold discussions with acquisition candidates. If suitable acquisition opportunities arise that would require financing, we believe that we have the ability to finance any such transactions.  Since the Notes are due in February 2012, we will be evaluating future financing alternatives in 2011 to replace this capacity.

As of February 22, 2011, $24.5 million of the current Board authorized amount under our share repurchase program remained available.  We plan to continue to repurchase shares on the open market in the first half of 2011 and may use the entire remaining authorized amount depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the Revolver.

Contractual Obligations

At December 31, 2010 our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$198,700	$—	$198,700	$—	$—
Operating leases	170,425	45,299	69,596	36,598	18,932
	$369,125	$45,299	$268,296	$36,598	$18,932

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2010 outstanding balances of each of our debt instruments, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates for the year ended December 31, 2010 for the remaining outstanding balances not covered by our swaps.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on information currently available related to scheduled payments and maturities of these debt instruments.

		Estimated Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Interest	$8,829	$5,897	$2,932	$—	$—

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

In 2010, there was no interest rate risk related to our Term Loan since the outstanding balance was fully hedged by one of our interest rate swaps.  There was also no interest rate risk related to the notional amounts under our interest rate swaps for our Revolver and our Notes.  The portions of our outstanding balances under our Revolver and Notes that were not covered by our interest rate swaps were subject to variable interest rates.  To calculate the potential impact in 2010 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under our Revolver excluding the accordion feature and that the variable interest rates on both the Revolver and Notes increased 1.0%.  Based on this calculation, our pretax income would have decreased by approximately $2.4 million and earnings per share would have decreased by $0.03 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2010).  The maximum amount available under the Revolver is $240.0 million excluding the $75.0 million accordion feature.

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

Currency Risk

We have wholly owned subsidiaries in Canada, the United Kingdom, Belgium, France, Italy, Portugal, Spain and Mexico.  Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings.  Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 10.1% of total net sales in 2010, our exposure to currency rate fluctuations could be material in 2011 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2011 expressed an unqualified opinion thereon.

New Orleans, Louisiana
March 1, 2011

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2010	2009	2008

Net sales	$1,613,746	$1,539,794	$1,783,683
Cost of sales	1,142,484	1,090,070	1,268,455
Gross profit	471,262	449,724	515,228
Selling and administrative expenses	370,017	361,284	399,752
Operating income	101,245	88,440	115,476
Interest expense, net	6,619	9,667	18,912
Income before income taxes and equity earnings (losses)	94,626	78,773	96,564
Provision for income taxes	37,093	30,957	37,911
Equity earnings (losses) in unconsolidated investments, net	105	(28,614)	(1,697)
Net income	$57,638	$19,202	$56,956

Earnings per share:
Basic	$1.17	$0.39	$1.19
Diluted	$1.15	$0.39	$1.17
Weighted average shares outstanding:
Basic	49,469	48,649	47,861
Diluted	50,161	49,049	48,488

Cash dividends declared per common share	$0.52	$0.52	$0.51

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2010	2009

Assets
Current assets:
Cash and cash equivalents	$9,721	$15,843
Receivables, net	101,543	96,364
Product inventories, net	347,439	355,528
Prepaid expenses and other current assets	7,678	12,901
Deferred income taxes	10,211	10,681
Total current assets	476,592	491,317

Property and equipment, net	30,685	31,432
Goodwill	178,516	176,923
Other intangible assets, net	12,965	13,917
Equity interest investments	966	1,006
Other assets, net	28,821	28,504
Total assets	$728,545	$743,099

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$169,700	$178,391
Accrued expenses and other current liabilities	41,704	33,886
Current portion of long-term debt and other long-term liabilities	134	48,236
Total current liabilities	211,538	260,513

Deferred income taxes	25,593	21,920
Long-term debt	198,700	200,700
Other long-term liabilities	7,532	7,779
Total liabilities	443,363	490,912

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares
authorized; 49,381,678 shares issued and 49,278,578
outstanding at December 31, 2010; 48,991,729 shares
issued and outstanding at December 31, 2009	49	49
Additional paid-in capital	218,744	202,784
Retained earnings	67,681	47,128
Treasury stock	(2,344)	—
Accumulated other comprehensive income	1,052	2,226
Total stockholders' equity	285,182	252,187
Total liabilities and stockholders' equity	$728,545	$743,099

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2010	2009	2008

Operating activities
Net income	$57,638	$19,202	$56,956
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,980	9,091	9,732
Amortization	2,348	2,454	3,722
Share-based compensation	7,790	6,429	6,709
Excess tax benefits from share-based compensation	(1,877)	(2,408)	(4,538)
Provision for doubtful accounts receivable, net of write-offs	(4,324)	(2,762)	4,619
Provision for inventory obsolescence, net	(721)	(24)	1,813
Change in deferred income taxes	1,795	(560)	(2,198)
Loss on sale of property and equipment	324	362	333
Equity (earnings) losses in unconsolidated investments	(105)	30,036	2,800
Gains on foreign currency transactions	(1,498)	(1,846)	—
Goodwill impairment	—	310	440
Other	145	115	(104)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Receivables	4,832	25,441	26,350
Product inventories	15,951	56,676	(11,098)
Prepaid expenses and other assets	4,694	(6,178)	25
Accounts payable	(14,417)	(1,815)	(24,916)
Accrued expenses and other current liabilities	12,404	(21,273)	22,637
Net cash provided by operating activities	93,959	113,250	93,282

Investing activities
Acquisition of businesses, net of cash acquired	(6,173)	(10,937)	(35,466)
Divestiture of business	—	—	1,165
Purchase of property and equipment, net of sale proceeds	(8,078)	(7,168)	(7,003)
Net cash used in investing activities	(14,251)	(18,105)	(41,304)

Financing activities
Proceeds from revolving line of credit	453,039	446,937	370,948
Payments on revolving line of credit	(457,568)	(499,237)	(343,473)
Proceeds from asset-backed financing	—	57,000	83,335
Payments on asset-backed financing	—	(77,792)	(130,870)
Payments on long-term debt and other long-term liabilities	(48,225)	(6,157)	(3,171)
Payments of capital lease obligations	—	—	(251)
Payments of deferred acquisition consideration	(1,000)	—	—
Payment of deferred financing costs	(145)	(305)	(56)
Excess tax benefits from share-based compensation	1,877	2,408	4,538
Proceeds from stock issued under share-based compensation plans	6,293	4,283	6,423
Payments of cash dividends	(25,746)	(25,310)	(24,431)
Purchases of treasury stock	(13,683)	(1,171)	(7,718)
Net cash used in financing activities	(85,158)	(99,344)	(44,726)
Effect of exchange rate changes on cash and cash equivalents	(672)	4,280	(7,315)
Change in cash and cash equivalents	(6,122)	81	(63)
Cash and cash equivalents at beginning of year	15,843	15,762	15,825
Cash and cash equivalents at end of year	$9,721	$15,843	$15,762

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, amounts in Dollars except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2007	47,516	47	—	171,996	29,044	7,704	208,791
Net income	—	—	—	—	56,956	—	56,956
Foreign currency translation	—	—	—	—	—	(7,315)	(7,315)
Interest rate swap, net of tax of $1,730	—	—	—	—	—	(2,775)	(2,775)
Comprehensive income, net of tax							46,866
Treasury stock, 429 shares of common stock	—	—	(7,719)	—	—	—	(7,719)
Retirement of treasury shares	(429)	(1)	7,719	—	(7,718)	—	—
Share-based compensation	—	—	—	6,709	—	—	6,709
Exercise and lapse of share-based awards, including tax benefit of $4,538	1,058	2	—	9,875	—	—	9,877
Declaration of cash dividends	—	—	—	—	(24,431)	—	(24,431)
Issuance of restricted stock, net	5	—	—	—	—	—	—
Other	—	—	—	—	556	—	556
Employee stock purchase plan	68	—	—	1,085	—	—	1,085
Balance at December 31, 2008	48,218	48	—	189,665	54,407	(2,386)	241,734
Net income	—	—	—	—	19,202	—	19,202
Foreign currency translation	—	—	—	—	—	2,434	2,434
Interest rate swap, net of tax of $1,299	—	—	—	—	—	2,178	2,178
Comprehensive income, net of tax							23,814
Treasury stock, 49 shares of common stock	—	—	(1,171)	—	—	—	(1,171)
Retirement of treasury shares	(49)	—	1,171	—	(1,171)	—	—
Share-based compensation	—	—	—	6,429	—	—	6,429
Exercise and lapse of share-based awards, including tax benefit of $2,408	558	1	—	5,846	—	—	5,847
Declaration of cash dividends	—	—	—	—	(25,310)	—	(25,310)
Issuance of restricted stock, net	206	—	—	—	—	—	—
Employee stock purchase plan	58	—	—	844	—	—	844
Balance at December 31, 2009	48,991	49	—	202,784	47,128	2,226	252,187
Net income	—	—	—	—	57,638	—	57,638
Foreign currency translation	—	—	—	—	—	(2,170)	(2,170)
Interest rate swap, net of tax of $645	—	—	—	—	—	996	996
Comprehensive income, net of tax							56,464
Treasury stock	(638)	—	(13,683)	—	—	—	(13,683)
Retirement of treasury shares, 535 shares	—	—	11,339	—	(11,339)	—	—
Share-based compensation	—	—	—	7,790	—	—	7,790
Exercise and lapse of share-based awards, including tax benefit of $1,877	651	—	—	7,287	—	—	7,287
Declaration of cash dividends	—	—	—	—	(25,746)	—	(25,746)
Issuance of restricted stock, net	220	—	—	—	—	—	—
Employee stock purchase plan	54	—	—	883	—	—	883
Balance at December 31, 2010	49,278	49	(2,344)	218,744	67,681	1,052	285,182

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2010, Pool Corporation and our wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), maintained 291 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: SCP Distributors LLC (SCP), Superior Pool Products LLC (Superior) and Horizon Distributors, Inc. (Horizon).  Superior and Horizon are both wholly owned subsidiaries of SCP, which is a wholly owned subsidiary of Pool Corporation.

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

Reclassifications

For comparative purposes, we reclassified certain 2009 gross property and equipment balances between categories to conform to the 2010 presentation.

Use of Estimates

In order to prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates are those relating to the allowance for doubtful accounts, inventory obsolescence reserves, vendor incentives, income taxes, incentive compensation accruals and goodwill impairment evaluations.  We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Segment Reporting

Our chief operating decision maker (CODM) evaluates sales centers based upon their individual performance relative to predetermined standards that include both financial and operational measures. Additionally, our CODM makes decisions about how to allocate resources primarily on a sales center-by-sales center basis. Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment.

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

Revenue Recognition

We recognize revenue when four basic criteria are met:

1.      persuasive evidence of an arrangement exists;
2.      delivery has occurred or services have been rendered;
3.      our price to the buyer is fixed or determinable; and
4.      collectibility is reasonably assured.

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

Vendor Incentives

Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for such incentives as if they are a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentive earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual incentives earned based on actual purchase levels and trends related to sales and purchasing mix. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor incentives that are deferred in inventory.  We recognize changes in our estimates for vendor incentives as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We include shipping and handling fees billed to customers in net sales and we record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2010	2009	2008
$29,924	$28,482	$38,024

Share-Based Compensation

Share-based compensation, including the cost for stock options and other share-based awards, is recognized based on the estimated fair value as measured on the grant date. We use a Black-Scholes model for estimating the grant date fair value of stock option awards.  For additional discussion of share-based compensation, see Note 7.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2010	2009	2008
$5,534	$4,990	$7,139

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

Equity Method Investments

We account for our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in this investment.

Prior to January 2010, we held a 38% equity investment in Latham Acquisition Corporation (LAC), which we accounted for using the equity method of accounting.  We recognized a total equity loss of $28.7 million in 2009 for LAC, including a $26.5 million equity loss in September 2009 related to our pro rata share of LAC’s non-cash goodwill and other intangible asset impairment charge.  Since our pro rata share of this impairment charge exceeded our equity investment balance, it reduced the recorded value of our investment in LAC to zero.  In December 2009, LAC filed for bankruptcy.  LAC’s Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer had an equity interest in LAC and did not recognize any impact related to LAC’s fiscal 2010 results.

Earnings Per Share

We calculate basic earnings per share by dividing net income by the weighted average number of common shares outstanding. We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted earnings per share includes the dilutive effects of other share-based awards.  For additional discussion of earnings per share, see Note 9.

Foreign Currency

The functional currency of our foreign subsidiaries is the applicable local currency. We translate our foreign subsidiary financials statements into U.S. dollars based on published exchange rates.  These translation adjustments are included as a component of Accumulated other comprehensive income (loss) in shareholders’ equity.  Realized transaction gains and losses that arise from exchange rate fluctuations are included in Interest expense, net in the Consolidated Statement of Income.  We realized foreign currency transaction gains of $1.5 million in 2010 and $1.8 million in 2009.  In 2008, realized foreign currency transaction gains and losses were immaterial.

Fair Value Measurements and Interest Rate Swaps

Effective January 1, 2008, we prospectively implemented the provisions of a new accounting standard which provides a framework for measuring fair value and establishes a fair value hierarchy.  This hierarchy prioritizes the inputs used to measure fair value, giving the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 inputs), the next priority to observable market based inputs or unobservable inputs that are corroborated by market data (Level 2 inputs) and the lowest priority to unobservable inputs (Level 3 inputs).

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

We currently have two interest rate swaps in place to reduce our exposure to fluctuations in interest rates.  We designated these swaps as cash flow hedges and record the changes in fair value of these swaps to Accumulated other comprehensive income (loss).  If our interest rate swaps became ineffective, we would immediately recognize the changes in fair value of our swaps in earnings.  We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  For additional discussion of our interest rate swaps, see Note 5 and Note 6.

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

Credit Risk and Allowance for Doubtful Accounts

We record trade receivables at the invoiced amounts less an allowance for doubtful accounts for estimated losses we may incur if customers do not pay. We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we require payment from our customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers.

At the end of each quarter, we perform a reserve analysis of all accounts with past due balances greater than $20,000. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on the remainder of the past due portion of the aging.  During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2010	2009	2008
Balance at beginning of year	$11,426	$13,688	$9,938
Bad debt expense	779	4,643	9,855
Write-offs, net of recoveries	(5,103)	(6,405)	(5,355)
Reclassified balance (1)	—	(500)	(750)
Balance at end of year	$7,102	$11,426	$13,688

(1)
Upon conversion of a customer’s outstanding $1.8 million trade accounts receivable balance to a note receivable balance in January 2008, we reclassified both the gross trade accounts receivable balance and the associated reserve balance to other non-current assets on the Consolidated Balance Sheet.  In 2009, we reclassified a specific trade accounts receivable reserve balance to offset an outstanding customer note receivable balance that is recorded in other non-current assets on the Consolidated Balance Sheets.

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

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences or regulatory requirements;
•	seasonal fluctuations in inventory levels;
•	geographic location; and
•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2010	2009	2008
Balance at beginning of year	$7,805	$8,448	$5,403
Acquisition of businesses, net (1)	—	(619)	1,165
Provision for inventory write-downs	875	1,967	3,131
Deduction for inventory write-offs	(1,596)	(1,991)	(1,251)
Balance at end of year	$7,084	$7,805	$8,448

(1)	Amounts reflect activity for acquisitions made prior to new accounting provisions for business combinations, which we applied prospectively as discussed below under ‘Acquisitions’.

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 - 10 years (1)
Autos and trucks	3 - 5 years
Machinery and equipment	3 - 10 years
Computer equipment	3 - 6 years
Furniture and fixtures	10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2010	2009	2008
$8,980	$9,091	$9,732

Acquisitions

Effective January 1, 2009, we adopted and prospectively applied new accounting guidance related to business combinations.  We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date.  Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value, if we can reasonably estimate fair value during the measurement period.  We expense all acquisition related costs as incurred, including any restructuring costs associated with a business combination.

We remeasure any contingent liabilities at fair value in each subsequent reporting period.  If our initial acquisition accounting is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for incomplete items.  Once we obtain information required to finalize the accounting for incomplete items, we retrospectively adjust the provisional amounts recognized as of the acquisition date.  We make adjustments to these provisional amounts during the measurement period, which cannot exceed one year from the acquisition date.

All business combinations made prior to adoption of this new guidance are accounted for in accordance with previous guidance. For all acquisitions, we include the results of operations in our Consolidated Financial Statements as of the acquisition date.  For additional discussion of acquisitions, see Note 2.

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We test goodwill and other indefinite lived intangible assets for impairment annually as of October 1st and at any other time when impairment indicators exist.

For our annual goodwill impairment test, we compare the estimated fair value of our reporting units to their carrying value, including goodwill.  We continually evaluate our operating performance against our estimates to determine if an updated interim assessment is necessary.  Since we define our operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  For additional discussion of goodwill and other intangible assets, see Note 3.

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

Supplemental Cash Flow Information

The supplemental disclosures to the accompanying Consolidated Statements of Cash Flows are as follows (in thousands):

	Year Ended December 31,
	2010	2009	2008
Cash paid during the year for:
Interest	$7,690	$10,968	$18,226
Income taxes, net of refunds (1)	25,965	60,234	8,619

(1)	The 2009 payments include $30.0 million for deferred 2008 estimated federal income taxes. See discussion at Note 8.

Note 2 - Acquisitions

2010 Acquisitions

In April 2010, we acquired Les Produits de Piscine Metrinox Inc. (Metrinox), a swimming pool products distributor with two sales centers in Quebec, Canada.  The total consideration for our acquisition of Metrinox includes approximately $0.5 million of deferred and contingent consideration payable between January 2011 and March 2012.

In December 2010, we acquired the distribution assets of Turf Equipment Supply Company, a leading distributor of landscape and irrigation products and services with three sales centers in Las Vegas.  We also acquired the distribution assets of Pool Boat and Leisure, S.A., a swimming pool products distributor with one sales center in Belgium.

We have completed the initial acquisition accounting for each of our 2010 acquisitions subject to adjustments in accordance with the terms of the purchase agreements during the measurement period.  These acquisitions did not have a material impact on our financial position or results of operations.

2009 Acquisitions

In October 2009, we acquired the distribution assets of General Pool & Spa Supply, Inc. (GPS), a leading regional swimming pool and spa products distributor.  GPS is based in Northern California and operated 10 distribution sales centers.  As of December 31, 2009, we had consolidated three of the acquired sales centers into our existing sales centers.  The total consideration for our acquisition of GPS includes approximately $0.5 million of remaining deferred cash consideration payable in April 2011.  We completed the acquisition accounting for GPS in the fourth quarter of 2010.  This acquisition did not have a material impact on our financial position or results of operations.

2008 Acquisitions

In March 2008, we acquired National Pool Tile Group, Inc. (NPT), a leading wholesale distributor of pool tile and composite pool finishes serving professional contractors in the swimming pool refurbishment and construction markets through 15 distribution sales centers.  As of April 2009, we had consolidated seven of the acquired sales centers into our existing sales centers.

Also in March 2008, we acquired Canswim Pools (Canswim), a manufacturer of in-ground swimming pools and a distributor of in-ground swimming pools and supplies with one sales center location in Ontario, Canada.

In November 2008, we acquired Proplas Plasticos, S.L. (Proplas), a distributor of swimming pool products and irrigation and plumbing supplies in Madrid, Spain.

In 2009, we finalized the purchase price allocations for each of our 2008 acquisitions and none of these acquisitions had a material impact on our financial position or results of operations.

Note 3 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2008	$169,569
Acquired goodwill	6,632
Purchase price adjustments, net	1,032
Goodwill impairment	(310)
Balance at December 31, 2009	176,923
Acquired goodwill	1,164
Purchase price adjustments, net	429
Balance at December 31, 2010	$178,516

Purchase price adjustments represent final adjustments in 2009 for the NPT, Canswim and Proplas acquisitions and final adjustments in 2010 for the GPS acquisition.

In October 2010, we performed our annual goodwill impairment test.  As of October 1, 2010, we had 210 reporting units with allocated goodwill balances.  The highest goodwill balance is $7.1 million for our UK reporting unit.  For the other reporting units, the highest goodwill balance is $5.7 million and the average goodwill balance is $0.8 million.  Based on our annual goodwill impairment test, we believe the goodwill attributed to all of our reporting units is not impaired.

Other intangible assets consist of the following (in thousands):

	December 31,
	2010	2009
Horizon tradename (indefinite life)	$8,400	$8,400
NPT tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	10,223	9,321
Employment contracts (1)	650	650
Distribution agreement (1)	6,115	6,115
	26,888	25,986
Less accumulated amortization	(13,923)	(12,069)
	$12,965	$13,917

(1)	The employment contracts and distribution agreement intangibles were fully amortized as of December 31, 2008.

The Horizon tradename has an indefinite useful life and is not subject to amortization.  However, we evaluate the remaining useful life of this intangible asset and test for impairment annually.  The NPT tradename and non-compete agreements have finite useful lives and we amortize these agreements using the straight-line method over their respective useful lives.  The useful lives for our non-compete agreements are based on their contractual terms.

In 2010, we entered into a non-compete agreement as part of the Metrinox acquisition and recorded an intangible asset related to this agreement.  Other intangible amortization expense was $1.9 million in 2010, $1.8 million in 2009 and $3.4 million in 2008.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2011	$1,235
2012	855
2013	780
2014	647
2015	135

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2010	2009
Receivables, net:
Trade accounts	$80,705	$84,702
Vendor incentives	24,727	21,545
Other, net	3,213	1,543
	108,645	107,790
Less allowance for doubtful accounts	(7,102)	(11,426)
	$101,543	$96,364

Prepaid expenses and other current assets:
Prepaid expenses	$7,354	$6,828
Income tax receivable	324	6,073
	$7,678	$12,901

Property and equipment, net:
Land	$1,641	$1,641
Building	2,250	2,222
Leasehold improvements	21,825	20,961
Autos and trucks	1,929	1,757
Machinery and equipment	22,161	21,377
Computer equipment	27,835	25,258
Furniture and fixtures	6,608	6,705
Fixed assets in progress	1,962	939
	86,211	80,860
Less accumulated depreciation	(55,526)	(49,428)
	$30,685	$31,432

Other assets, net:
Non-current deferred income taxes	$22,779	$22,715
Other	6,042	5,789
	$28,821	$28,504

Accrued expenses and other current liabilities:
Salaries and bonuses	$20,705	$11,337
Current deferred tax liability	3,226	3,375
Other	17,773	19,174
	$41,704	$33,886

Note 5 - Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2010	2009
Current portion:
Term Loan	$—	$48,000
	—	48,000
Long-term portion:
Revolving Line of Credit, variable rate (described below)	98,700	100,700
Floating Rate Senior Notes (described below)	100,000	100,000
	198,700	200,700
Total debt	$198,700	$248,700

Unsecured Syndicated Senior Credit Facility

Our amended unsecured syndicated senior credit facility (the Credit Facility) currently provides for $240.0 million in borrowing capacity through a five-year revolving credit facility (the Revolver) that matures on December 20, 2012.  The Credit Facility also included a $60.0 million term loan (the Term Loan), which matured and was fully paid on December 20, 2010.

The Credit Facility includes sublimits for the issuance of swingline loans and standby or trade letters of credit.   Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Revolver may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $315.0 million.

At December 31, 2010, there was $98.7 million outstanding and $139.2 million available for borrowing under the Revolver. The weighted average effective interest rate of the Revolver was approximately 2.5% for the year ended December 31, 2010.  See discussion of our interest rate swaps below.

Borrowings under the Revolver bear interest, at our option, at either of the following:

a.	a base rate, which is the greater of (i) the prime rate or (ii) the overnight Federal Funds Rate plus 0.500%; plus a spread ranging from 0% to 0.250% depending on our leverage ratio; or
b.	the London Interbank Offered Rate (LIBOR) plus a spread ranging from 0.500% to 1.250% depending on our leverage ratio.

We are also required to pay the following amounts under the Credit Facility:

a.	an annual facility fee of 0.125% to 0.300% depending on our leverage ratio;
b.	an annual letter of credit issuance fee of 0.125% multiplied by the face amount of each letter of credit; and
c.	a letter of credit commission of 0.500% to 1.250%, depending on our leverage ratio, multiplied by the face amount of each letter of credit.

Our obligations under the Credit Facility are guaranteed by all of our existing and future direct and indirect domestic subsidiaries. The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type. If an event of default occurs and is continuing under the Credit Facility, the lenders may terminate their obligations under the Credit Facility and may require us to repay all amounts outstanding.

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over three-month LIBOR, as adjusted from time to time.  The Notes have scheduled quarterly interest payments that are due on February 12, May 12, August 12 and November 12 of each year.  The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under our Credit Facility.  In the event we have a change of control, the holders of the Notes will have the right to put the Notes back to us at par.  We used the net proceeds from the placement to pay down borrowings under the Revolver.  The weighted average effective interest rate on the Notes was approximately 3.6% for the year ended December 31, 2010.  See discussion of our interest rate swaps below.

Interest Rate Swaps

In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes.  The swap agreement converts the variable interest rate to a fixed rate of 5.088% on the initial notional amount of $100.0 million, which decreased to a notional amount of $50.0 million in February 2010.  This swap agreement terminates on February 12, 2012.

In April 2009, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Revolver.  This swap agreement was effective on January 27, 2010 and converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement will terminate on January 27, 2012.

We also had two previous interest rate swap agreements that reduced our exposure to fluctuations in interest rates on the Term Loan.  One of these swap agreements terminated on December 31, 2008.  The other swap agreement converted the Term Loan’s variable interest rate to a fixed rate of 2.4%.  This swap agreement was effective December 31, 2008 and terminated when the Term Loan matured on December 20, 2010.

We have not recognized any gains or losses on these swaps and there has been no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to the swap agreements resulted in incremental interest expense of $4.0 million in 2010 and $4.6 million in 2009.  The table below presents the fair value of our swap agreements (in thousands):

	Unrealized Losses at December 31,
Balance Sheet Line Item	2010	2009
Accrued expenses and other current liabilities	$(3,349)	$(4,989)

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

Financial and Other Covenants

Financial covenants on our amended Credit Facility and the Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum average total leverage ratio, which are our most restrictive covenants. Other covenants include restrictions on our ability to, among other things, pay dividends or make other capital distributions (other than in accordance with our current dividend policy). The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided that we are not in default or no event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  We amended certain provisions in our Credit Facility to increase the dividend limitation for 2010 only from 50% to 55% of our 2009 Net Income.

As of December 31, 2010, we were in compliance with all covenants and financial ratio requirements related to our Credit Facility and our Notes.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as Other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The changes in deferred financing costs are as follows (in thousands):

	2010	2009
Deferred financing costs:
Balance at beginning of year	$2,027	$2,064
Financing costs deferred	145	305
Write-off fully amortized deferred financing costs	—	(342)
Balance at end of year	2,172	2,027

Accumulated amortization of deferred financing costs:
Balance at beginning of year	(1,160)	(835)
Amortization of deferred financing costs	(492)	(667)
Write-off fully amortized deferred financing costs	—	342
Balance at end of year	(1,652)	(1,160)
Deferred financing costs, net of accumulated amortization	$520	$867

Note 6 - Comprehensive Income

The table below presents the components of comprehensive income for the past three years (in thousands):

	2010	2009	2008
Net income	$57,638	$19,202	$56,956
Foreign currency translation adjustments	(2,170)	2,434	(7,315)
Unrealized gains (losses) on interest rate swaps (1)	996	2,178	(2,775)
Comprehensive income	$56,464	$23,814	$46,866

(1)	Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2008	$2,821	$(5,207)	$(2,386)
Net change	2,434	2,178	4,612
Balance at December 31, 2009	5,255	(3,029)	2,226
Net change	(2,170)	996	(1,174)
Balance at December 31, 2010	$3,085	$(2,033)	$1,052

(1)	Amounts are shown net of tax.

Note 7 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued from 1,515,000 shares under the 2007 LTIP to 5,415,000 shares under the Amended 2007 LTIP.

Granted stock options have an exercise price equal to our stock’s closing market price on the date of grant and expire ten years from the grant date. Restricted stock awards granted under the Amended 2007 LTIP are issued at no cost to the grantee.  Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the Company.  Share-based awards generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date.  Share-based awards to directors, excluding our chief executive officer, vest one year from the grant date.

Preceding Plans

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. In May 2004, our stockholders approved an amendment to increase the number of shares authorized for issuance under the 2002 Plan from 1,575,000 to 2,700,000 shares. Granted options have an exercise price equal to our stock’s market price on the grant date. These options generally vest either five years from the grant date or on a three/five year split vest schedule, as described above. These options expire ten years from the grant date. In May 2007, the Board suspended the 2002 Plan. Options granted prior to the suspension were not affected by this action.

The SCP Pool Corporation Non-Employee Directors Equity Incentive Plan (the Director Plan) permitted the Board to grant stock options to each non-employee director. No more than 1,350,000 shares were authorized to be issued under this plan. Granted options have an exercise price equal to our stock’s market price on the grant date. The options generally were exercisable one year after the grant date, and they expire ten years after the grant date. The Director Plan expired during 2006.  Options granted prior to the expiration were not affected by this action.

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

All awards granted under the 1995 Stock Option Plan were exercised or cancelled as of December 31, 2008.

Stock Option Awards

The following is a summary of the stock option activity under our share-based plans for the year ended December 31, 2010:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2009	5,466,155	$20.62
Granted	481,016	20.45
Exercised	(650,210)	8.32
Forfeited	(41,796)	26.51
Balance at December 31, 2010	5,255,165	$22.08	4.87	$21,181,916

Exercisable at December 31, 2010	2,993,611	$20.72	2.88	$16,355,933

The table below summarizes information about stock options outstanding and exercisable at December 31, 2010:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of exercise prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$ 0.00 to $ 11.99	942,982	1.35	$11.08	942,982	$11.08
$ 12.00 to $ 17.99	520,492	1.18	13.09	520,492	13.09
$ 18.00 to $ 23.99	2,354,583	6.93	20.22	611,658	21.51
$ 24.00 to $ 29.99	49,466	5.04	26.21	36,500	26.74
$ 30.00 to $ 47.30	1,387,642	5.15	35.92	881,979	34.75
	5,255,165	4.87	$22.08	2,993,611	$20.72

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(In thousands, except share amounts)	2010	2009	2008
Options exercised	650,210	557,252	1,057,760
Cash proceeds	$5,411	$3,439	$5,339
Intrinsic value of options exercised	$8,589	$7,870	$14,312
Tax benefits realized	$3,375	$3,093	$5,619

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2010		2009		2008
Expected volatility	38.9%		36.6%		31.0%
Expected term	6.7	years	6.7	years	6.7	years
Risk-free interest rate	3.23%		2.94%		3.17%
Expected dividend yield	2.0%		2.0%		1.0%

Grant date fair value	$7.34		$6.18		$6.89

We calculated expected volatility over the expected term of the awards based on the historical volatility of our common stock.  We use weekly price observations for our historical volatility calculation because we believe that they provide the most appropriate measurement of volatility given the trading patterns of our common stock.  We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. While our expected term estimates for both three-year and five-year vest period awards were slightly higher in 2009 and 2010, the weighted average expected term remained consistent between years due to increases in the percentage of total stock option awards with a three-year vest period.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

For purposes of recognizing share-based compensation expense, we ratably expense the estimated fair value of employee stock options over the options’ requisite service period. The requisite service period for our share-based awards is either the vesting period, or if shorter, the period from the grant date to the date that employees meet the retirement provisions of our share-based award agreements. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method.

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2010	2009	2008
Share-based compensation expense	$4,570	$4,681	$5,721
Recognized tax benefits	1,796	1,840	2,246

At December 31, 2010, the unamortized compensation expense related to stock option awards totaled $5.2 million.  We anticipate that this expense will be recognized over a weighted average period of 2.2 years.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our share-based plans for the year ended December 31, 2010:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2009	242,567	$21.32
Granted (at market price)	231,086	20.97
Vested	(44,152)	18.45
Forfeited	(10,880)	19.26
Balance unvested at December 31, 2010	418,621	$21.49

At December 31, 2010, the unamortized compensation expense related to the restricted stock awards totaled $4.4 million.  We anticipate that this expense will be recognized over a weighted average period of 2.4 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2010	2009	2008
Shares vested	44,152	58,748	20,326
Fair value of restricted stock awards vested	$1,077	$1,010	$344

The table below presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2010	2009	2008
Share-based compensation expense	$3,028	$1,560	$809

Employee Stock Purchase Plan

In March 1998, the Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

a.  the closing price of our common stock at the end of a six month plan period ending either June 30 or December 31; or
b.  the average of the beginning and ending closing prices of our common stock for such six month period.

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each year presented below, our employees purchased the following aggregate number of shares:

2010	2009	2008
48,002	57,839	65,052

The grant date fair value for the most recent ESPP purchase period ended December 31, 2010 was $3.74 per share.  Share-based compensation expense related to our ESPP was $0.2 million in 2010, 2009 and 2008.

Note 8 - Income Taxes

Income before income taxes and equity earnings (losses) is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2010	2009	2008
United States	$92,108	$76,941	$93,854
Foreign	2,518	1,832	2,710
Total	$94,626	$78,773	$96,564

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2010	2009	2008
Current:
Federal	$29,040	$24,422	$32,743
State and other	5,682	4,998	6,262
	34,722	29,420	39,005
Deferred:
Federal	1,715	1,659	(992)
State and other	656	(122)	(102)
	2,371	1,537	(1,094)
Total	$37,093	$30,957	$37,911

We made income tax payments totaling $26.0 million in 2010 and $60.2 million in 2009. We deferred our third and fourth quarter 2008 estimated federal tax payments of $30.0 million until January 2009 as allowed by Internal Revenue Service Notice 2008-100, which was issued following Hurricane Gustav.

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings (losses) is as follows:

	Year Ended December 31,
	2010	2009	2008
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	4.20	4.30	4.26
Total effective tax rate	39.20%	39.30%	39.26%

We recorded a reduction in the deferred tax liability of $1.4 million in 2009 and $1.1 million in 2008 related to our equity losses in LAC.  These amounts are not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Product inventories	$8,085	$8,268
Accrued expenses	1,272	1,323
Allowance for doubtful accounts	854	1,090
Total current	10,211	10,681

Leases	1,676	1,562
Share-based compensation	17,321	15,563
Uncertain tax positions	1,387	1,592
Net operating losses	3,537	2,766
Interest rate swaps	1,316	1,961
Equity losses in unconsolidated investments	5,653	5,653
Other	1,079	2,037
	31,969	31,134
Less: Valuation allowance	(9,190)	(8,419)
Total non-current	22,779	22,715
Total deferred tax assets	32,990	33,396

Deferred tax liabilities:
Trade discounts on purchases	2,159	2,582
Prepaid expenses	1,067	793
Total current	3,226	3,375

Intangible assets, primarily goodwill	24,330	21,109
Depreciation	1,263	811
Total non-current	25,593	21,920
Total deferred tax liabilities	28,819	25,295

Net deferred tax asset	$4,171	$8,101

At December 31, 2010, certain of our international subsidiaries had tax loss carryforwards totaling approximately $11.6 million, which expire in various years after 2011.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $3.5 million as of December 31, 2010 and $2.8 million as of December 31, 2009.  We have recorded a corresponding valuation allowance of $3.5 million and $2.8 million in the respective years.  We have also recorded a $5.7 million valuation allowance related to our deferred tax asset recorded for the write-off of our investment in LAC.

As presented in the Consolidated Statements of Cash Flows, the changes in deferred income taxes include changes related to the deferred income tax provision, our equity losses in unconsolidated investments and the estimated tax impact of accumulated other comprehensive income (loss).

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $1.9 million in 2010 and $2.4 million in 2009.

As of December 31, 2010, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely. If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required.

We hold, through our affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested outside the United States.

The following is a summary of the activity related to uncertain tax positions for the past three years (in thousands):

	2010	2009	2008
Balance at beginning of year	$4,550	$3,887	$3,538
Increases for tax positions taken during a prior period	114	579	149
Increases for tax positions taken during the current period	811	898	928
Decreases resulting from the expiration of the statute of limitations	(992)	(814)	(296)
Decreases relating to settlements	(521)	—	(432)
Balance at end of year	$3,962	$4,550	$3,887

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $2.6 million at December 31, 2010 and $3.0 million at December 31, 2009.

For unrecognized tax benefits, we recognize accrued interest in interest expense and we recognize penalties in selling and administrative expenses.  We had accrued interest of approximately $0.5 million at December 31, 2010 and approximately $0.6 million at December 31, 2009.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2007.

Note 9 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2010	2009	2008
Net income	$57,638	$19,202	$56,956

Weighted average shares outstanding:
Basic	49,469	48,649	47,861
Effect of dilutive securities:
Stock options	688	394	622
Employee stock purchase plan	4	6	5
Diluted	50,161	49,049	48,488

Earnings per share:
Basic	$1.17	$0.39	$1.19
Diluted	$1.15	$0.39	$1.17

The weighted average diluted shares outstanding for the years ended December 31, 2010, December 31, 2009 and December 31, 2008 exclude stock options to purchase 1,963,641, 3,355,345 and 2,888,211 shares, respectively.  Since these options have exercise prices that are higher than the average market price of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share for the respective periods.

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

2010	2009	2008
$64,995	$67,898	$67,043

The table below sets forth the approximate future minimum lease payments as of December 31, 2010 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2011	45,299
2012	39,712
2013	29,884
2014	21,568
2015	15,030
Thereafter	18,932

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

Note 11 - Related Party Transactions

Policy

Our policy for related party transactions is included in our written Audit Committee Charter.  This policy requires that our Audit Committee review and approve all related party transactions required to be disclosed in our Annual Proxy Statement or required to be approved based on NASDAQ rules.

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space. In May 2005 we amended the lease agreement, which has a ten year term.  As of December 31, 2010, we pay rent of $69,608 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC (S&C) for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole owner of S&C is A. David Cook, a POOL executive officer.  The original five year lease term commenced on February 4, 2002, and the current renewal covers a term of seven years and will expire on December 31, 2013.  As of December 31, 2010, we pay rent of $5,447 per month for the 8,600 square foot space.

In May 2001, we entered into a lease agreement with Kenneth St. Romain, a POOL executive officer, for a sales center facility in Jackson, Mississippi. The original seven year lease term commenced on November 16, 2001.  The current five year lease renewal commenced on December 1, 2008 and will expire on November 30, 2013.  As of December 31, 2010, we pay rent of $9,641 per month for the 20,000 square foot facility.

In January 2001, we entered into a lease agreement with S&C for a sales center facility in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001 and will expire on November 30, 2011.  As of December 31, 2010, we pay rent of $13,203 per month for the 25,000 square foot facility.

In March 1997, we entered into a lease agreement with Kenneth St. Romain for a sales center facility in Baton Rouge, Louisiana. We extended this lease for a third term of five years, which commenced on March 1, 2007 and will expire on February 28, 2012.  As of December 31, 2010, we pay rent of $11,192 per month for the 23,500 square foot facility.

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2010	2009	2008
NCC	$835	$819	$807
Other	469	461	457
Total	$1,304	$1,280	$1,264

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

We have a nonqualified deferred compensation plan that allows certain employees who occupy key management positions to defer salary and bonus amounts.  This plan also provides a matching contribution similar to that provided under our 401(k) plan to the extent that a participant’s contributions to the 401(k) plan are limited by IRS non-discrimination limitations. The total combined company matching contribution provided to a participant under the 401(k) plan and the nonqualified deferred compensation plan for any one year may not exceed 4% of a participant’s salary and bonus.  The employee and company matching contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions for the past three years (in thousands):

	2010	2009	2008
Matching contributions - 401(k)	$3,600	$3,421	$3,703
Matching contributions - deferred compensation plan	18	16	15

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2010				2009
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$269,833	$647,467	$455,020	$241,426	$276,626	$602,082	$430,054	$231,032
Gross profit	76,292	190,534	130,869	73,567	81,193	178,068	123,394	67,069
Net income (loss)	(6,111)	52,770	22,784	(11,805)	(6,236)	48,366	(9,322)	(13,606)
Earnings (loss) per share:
Basic	$(0.12)	$1.07	$0.46	$(0.24)	$(0.13)	$1.00	$(0.19)	$(0.28)
Diluted	$(0.12)	$1.05	$0.45	$(0.24)	$(0.13)	$0.99	$(0.19)	$(0.28)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2010, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2010, our disclosure controls and procedures were effective.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2010, POOL’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on POOL’s internal controls over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pool Corporation's internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2010, and our report dated March 1, 2011 expressed an unqualified opinion thereon.

New Orleans, Louisiana
March 1, 2011

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2011 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to POOL’s 2011 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2011 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2011 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2011 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Income	38
	Consolidated Balance Sheets	39
	Consolidated Statements of Cash Flows	40
	Consolidated Statements of Changes in Stockholders’ Equity	41
	Notes to Consolidated Financial Statements	42

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required
	or because the required information is provided in our Consolidated Financial
	Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2011.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2011.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY
Melanie M. Housey	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2	*	as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.4	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.5	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.6	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.7	*	Form of Stock Option Agreement under 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.8	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/09/2009
10.9	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.12	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.13	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.14	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.15	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.16	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.17	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.18	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.19		Louisiana Tax Equalization Agreement.		10-Q	000-26640	10/29/2004
10.20	*	Tax Reimbursement Arrangement.		10-Q	000-26640	07/30/2004
10.21
Lease Agreement (Mandeville Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
				10-Q	000-26640	07/30/2004

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-K	Form	File No.	Date Filed
10.22		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.23
Lease (Oklahoma City Sales Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
				10-Q	000-26640	07/30/2004
10.24	*	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.25	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.26	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.27		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.28		Agreement and Plan of Merger by and among Automatic Rain Company, Horizon Distributors, Inc. and the Shareholder Parties, dated August 26, 2005.		8-K	000-26640	10/04/2005
10.29		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.30		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
10.31
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
				10-K	000-26640	02/29/2008
10.32		as amended by First Amendment entered into as of March 1, 2010.		10-K	000-26640	03/01/2010
10.33		Amended and Restated Subsidiary Guaranty Agreement dated as of December 20, 2007.		10-K	000-26640	02/29/2008
10.34	*	2008 Strategic Plan Incentive Program (SPIP).		8-K	000-26640	03/03/2008
10.35	*	Pool Corporation Executive Bonus Plan.		10-K	000-26640	03/01/2010

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-K	Form	File No.	Date Filed
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1		Subsidiaries of the registrant.	✓
23.1		Consent of Ernst & Young LLP.	✓
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	+	XBRL Instance Document	✓
101.SCH	+	XBRL Taxonomy Extension Schema Document	✓
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	✓
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	✓

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2010, December 31, 2009 and December 31, 2008;
2.	Consolidated Balance Sheets at December 31, 2010 and December 31, 2009;
3.	Consolidated Statements of Cash Flows for the years ended December 31, 2010, December 31, 2009 and December 31, 2008;
4.	Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2010, December 31, 2009 and December 31, 2008; and
5.	Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Annual Report on Form 10-K is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.