Form 10-Q
period 2011-03-31
POOL CORP
filed 2011-04-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2011 or

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

As of April 25, 2011, there were 48,150,945 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2011	2010

Net sales	$312,889	$269,833
Cost of sales	221,479	193,541
Gross profit	91,410	76,292
Selling and administrative expenses	90,834	84,180
Operating income (loss)	576	(7,888)
Interest expense, net	1,645	2,354
Loss before income tax benefit and equity earnings	(1,069)	(10,242)
Income tax benefit	(419)	(4,025)
Equity earnings in unconsolidated investments	12	106
Net loss	$(638)	$(6,111)

Loss per share:
Basic	$(0.01)	$(0.12)
Diluted	$(0.01)	$(0.12)
Weighted average shares outstanding:
Basic	48,864	49,194
Diluted	48,864	49,194

Cash dividends declared per common share	$0.13	$0.13

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	March 31,	March 31,	December 31,
	2011	2010	2010 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,420	$11,494	$9,721
Receivables, net	173,787	157,568	101,543
Product inventories, net	438,791	382,380	347,439
Prepaid expenses and other current assets	6,850	13,513	7,678
Deferred income taxes	10,211	10,681	10,211
Total current assets	641,059	575,636	476,592

Property and equipment, net	34,746	32,206	30,685
Goodwill	178,516	176,923	178,516
Other intangible assets, net	12,597	13,454	12,965
Equity interest investments	903	1,087	966
Other assets, net	28,822	28,556	28,821
Total assets	$896,643	$827,862	$728,545

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$303,395	$251,590	$169,700
Accrued expenses and other current liabilities	29,096	25,429	41,704
Current portion of long-term debt and other long-term liabilities	100,064	36,223	134
Total current liabilities	432,555	313,242	211,538

Deferred income taxes	25,870	21,979	25,593
Long-term debt	180,157	242,150	198,700
Other long-term liabilities	7,491	7,646	7,532
Total liabilities	646,073	585,017	443,363

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,298,621 and 49,439,423 shares issued and outstanding at March 31, 2011 and March 31, 2010, respectively, and 49,381,678 shares issued and 49,278,578 shares outstanding at December 31, 2010	48	49	49
Additional paid-in capital	226,554	207,803	218,744
Retained earnings	22,426	33,066	67,681
Treasury stock	–	–	(2,344)
Accumulated other comprehensive income	1,542	1,927	1,052
Total stockholders’ equity	250,570	242,845	285,182
Total liabilities and stockholders’ equity	$896,643	$827,862	$728,545

                                                                         (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2011	2010

Operating activities
Net loss	$(638)	$(6,111)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,207	2,224
Amortization	444	567
Share-based compensation	1,892	1,871
Excess tax benefits from share-based compensation	(1,405)	(795)
Equity earnings in unconsolidated investments	(12)	(106)
Other	(1,192)	(2,329)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(71,602)	(59,755)
Product inventories	(91,525)	(26,576)
Accounts payable	133,674	73,244
Other current assets and liabilities	(8,971)	(7,518)
Net cash used in operating activities	(37,128)	(25,284)

Investing activities
Purchase of property and equipment, net of sale proceeds	(6,246)	(3,133)
Net cash used in investing activities	(6,246)	(3,133)

Financing activities
Proceeds from revolving line of credit	167,257	99,050
Payments on revolving line of credit	(85,800)	(57,600)
Payments on long-term debt and other long-term liabilities	(89)	(12,043)
Payments of deferred financing costs	–	(145)
Excess tax benefits from share-based compensation	1,405	795
Proceeds from stock issued under share-based compensation plans	4,512	2,353
Payments of cash dividends	(6,321)	(6,418)
Purchases of treasury stock	(35,953)	(1,533)
Net cash provided by financing activities	45,011	24,459
Effect of exchange rate changes on cash and cash equivalents	62	(391)
Change in cash and cash equivalents	1,699	(4,349)
Cash and cash equivalents at beginning of period	9,721	15,843
Cash and cash equivalents at end of period	$11,420	$11,494

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)

Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may be referred to as we, us or our) prepared the unaudited interim Consolidated Financial Statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, we have condensed or omitted certain footnotes and other financial information required for complete financial statements.  The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results including the elimination of all significant intercompany accounts and transactions among our wholly owned subsidiaries.

A description of our significant accounting policies is included in our 2010 Annual Report on Form 10-K. You should read the Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our seasonally slow quarter ended March 31, 2011 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2011.

Note 2 – Loss Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income (loss) by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of stock option awards.

Since we reported a net loss for both the first quarter of 2011 and 2010, there was no difference between the basic and diluted weighted average shares outstanding for these periods.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive, meaning that the loss per share would decrease.  For informational purposes, the table below presents the amounts we excluded from the computation of diluted weighted average shares outstanding (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Weighted average shares outstanding:
Basic	48,864	49,194
Effect of dilutive securities:
Stock options	816	611
Employee stock purchase plan	2	3
Diluted	49,682	49,808

The weighted average diluted shares outstanding in this computation also exclude stock options to purchase 1,840,158 shares at March 31, 2011 and 2,039,050 shares at March 31, 2010, which are considered anti-dilutive because the exercise prices for these options were higher than our common stock’s average market price for these periods.

Note 3 – Comprehensive Loss

The table below presents the components of comprehensive loss (in thousands):

	Three Months Ended March 31,
	2011	2010
Net loss	$(638)	$(6,111)
Foreign currency translation adjustments	62	(391)
Unrealized gains on interest rate swaps (1)	428	92
Comprehensive loss	$(148)	$(6,410)

(1)	Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income as of and for the three month period ended March 31, 2011 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2010	$3,085	$(2,033)	$1,052
Net change	62	428	490
Balance at March 31, 2011	$3,147	$(1,605)	$1,542

(1)	Amounts are shown net of tax.

Note 4 – Fair Value Measurements and Interest Rate Swaps

In measuring the fair value of our assets and liabilities, we use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing an asset or liability, including assumptions about risk when appropriate.  Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swaps.

We have two interest rate swap agreements currently in effect that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes) and our $240.0 million five-year revolving credit facility (the Revolver).  One interest rate swap agreement converts the variable interest rate on the Notes to a fixed rate of 5.088%.  The notional amount for this swap agreement decreased to $50.0 million in February 2010 from the initial notional amount of $100.0 million.  This swap agreement terminates on February 12, 2012.  Our other interest rate swap agreement converts the variable interest rate on our Revolver to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement was effective January 27, 2010 and terminates on January 27, 2012.

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

The table below presents the estimated fair value of our swap agreements (in thousands):

	Unrealized Losses at March 31,
Balance Sheet Line Item	2011	2010
Accrued expenses and other current liabilities	$(2,645)	$(4,838)

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

As discussed in Note 1 to the Consolidated Financial Statements in our 2010 Annual Report on Form 10-K, the carrying amount of long-term debt approximates fair value as it bears interest at variable rates.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2010 Annual Report on Form 10-K.  For a discussion of our base business calculations, see page 9 under the RESULTS OF OPERATIONS section.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2010 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

While the 2011 season is off to a strong start, first quarter growth rates for sales and gross profit benefitted from easier comparisons to the first quarter of 2010 and we anticipate more modest sales growth for the remainder of 2011.  Net sales for the seasonally slow first quarter increased 16%.  Base business sales growth accounted for 15% of the overall increase, with 15% growth on the swimming pool side of the business and 12% growth on the irrigation side of the business.  This growth reflects favorable weather conditions throughout most southern markets, continued market share gains and somewhat higher consumer discretionary expenditures as a result of improved economic conditions compared to the first quarter of 2010.

Gross profit for the quarter ended March 31, 2011 increased 20% to $91.4 million compared to the same period in 2010.  Gross profit as a percentage of net sales (gross margin) expanded 90 basis points to 29.2% in the first quarter of 2011, reflecting a favorable comparison to the first quarter of 2010 and continued improvements in purchasing and pricing discipline.

Selling and administrative expenses (operating expenses) increased 8% to $90.8 million in the first quarter of 2011 compared to the same period in 2010.  Base business operating expenses were up 6% compared to the first quarter of 2010 due primarily to higher variable expenses, including increases in payroll related expenses and freight costs.

Operating income was $0.6 million in the first quarter of 2011 compared to an operating loss of $7.9 million in the same period in 2010.  Interest expense, net declined 30% compared to the first quarter of 2010 due to the combination of a 14% decrease in average debt levels and a lower weighted average effective interest rate.

Loss per diluted share for the first quarter of 2011 was $0.01 on a net loss of $0.6 million, compared to a loss of $0.12 per diluted share on a net loss of $6.1 million in the same period in 2010.

Financial Position and Liquidity

Total net receivables increased 10% to $173.8 million at March 31, 2011 from $157.6 million at March 31, 2010 due primarily to higher March 2011sales.  Our allowance for doubtful accounts balance was $6.5 million at March 31, 2011, a decrease compared to March 31, 2010 of $3.5 million that reflects write-offs of certain fully reserved customer accounts and significant improvements in our receivable aging trends.  The allowance for doubtful accounts has decreased approximately $0.6 million from December 31, 2010 to March 31, 2011.  Days sales outstanding (DSO) improved between periods to 31.0 days at March 31, 2011 compared to 34.2 days at March 31, 2010.

Our inventory levels increased 15% to $438.8 million as of March 31, 2011 compared to $382.4 million as of March 31, 2010.  Excluding approximately $9.3 million of inventory related to our 2010 acquisitions, inventories were up 12% reflecting both increased purchase levels in anticipation of the 2011 season and higher replenishment rates due to our first quarter sales trends.  Our inventory turns, as calculated on a trailing twelve month basis, have increased to 3.3 times at March 31, 2011 compared to 3.1 times at March 31, 2010.

Total debt outstanding was $280.2 million at March 31, 2011, an increase of $2.0 million compared to March 31, 2010.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown recent signs of improvement and we believe our 2% base business sales growth in 2010 and double digit sales growth in the seasonally slow first quarter of 2011 indicate that the declines in pool construction and pool refurbishment activities have subsided in most markets.  Trends are also improving on the irrigation side of our business, with slowly moderating sales declines in 2010 followed by our first quarter of base business sales growth since the industry downturn began in 2006.

Looking ahead, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity and our expectation for gradually normalized new pool and irrigation construction levels.  While current economic trends indicate that consumer spending may rebound slowly and that construction activities will likely remain near current depressed levels through 2011 (despite recent pool permit increases in some markets), we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

For the remainder of 2011, we anticipate more modest sales growth rates in the mid-single digit percentages compared to the 15% increase in base business sales in the first quarter of 2011, which benefitted from easier comparisons to the same period in 2010.  We still anticipate average inflationary product cost increases of 1% to 2% in 2011, including the impact of some mid-season vendor price increases and price deflation for certain chemical products.  The 90 basis point improvement in gross margin in the first quarter of 2011 also benefitted from easier comparisons to 2010.  We expect that our overall gross margin for 2011 will increase modestly compared to 2010, with more difficult year over year comparisons to 2010 as the year progresses, especially in the seasonally slower fourth quarter.  Base business expenses should be up slightly for the remainder of 2011, but down as a percentage of sales compared to 2010.

Based on our sales expectations for the full year and our ability to leverage our infrastructure, we expect to realize operating profit growth as a percentage of net sales growth (contribution margin) of approximately 20%.  Factoring in our strong first quarter results and despite our projections for no meaningful improvement in major household discretionary expenditures, we have adjusted our 2011 earnings guidance to a range of $1.35 to $1.45 per diluted share from our initial guidance of $1.27 to $1.35 per diluted share.  We expect cash provided by operations will approximate net income for fiscal 2011.

RESULTS OF OPERATIONS

As of March 31, 2011, we conducted operations through 293 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income (Loss) expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2011	2010
Net sales	100.0%	100.0%
Cost of sales	70.8	71.7
Gross profit	29.2	28.3
Operating expenses	29.0	31.2
Operating income (loss)	0.2	(2.9)
Interest expense, net	0.5	0.9
Loss before income tax benefit and equity earnings	(0.3)	(3.8)

Our discussion of consolidated operating results includes the operating results from acquisitions in 2010 and 2009.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010

Since there was only a 1% difference between consolidated and base business sales growth for the first quarter of 2011, we have omitted the schedule that breaks out our consolidated results into the base business component and the excluded component.  In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Turf Equipment Supply Co.	December 2010	3	January 2011–March 2011
Pool Boat and Leisure, S.A.	December 2010	1	January 2011–March 2011
Les Produits de Piscine Metrinox Inc.	April 2010	2	January 2011–March 2011

The base business component for the first quarter of 2011 also excludes one new market sales center that opened in the second quarter of 2010.  There were no sales centers excluded from the base business component for the first quarter of 2010.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first quarter of 2011:

December 31, 2010	291
Opened (1)	3
Consolidated	(1)
March 31, 2011	293

(1)
Includes two new sales centers in Florida and one sales center in Oregon that reopened (a previous SCP network location that closed in December 2007 and has operated within a Horizon network sales center since then).

Net Sales

	Three Months Ended March 31,
(in millions)	2011	2010	Change
Net sales	$312.9	$269.8	$43.1	16%

Base business sales for the first quarter of 2011 increased 15% compared to the first quarter of 2010, while first quarter sales from our 2010 acquisitions accounted for the remaining 1% sales growth.  Our base business sales growth included a 15% increase on the swimming pool side of the business and a 12% increase on the irrigation side of the business.  We realized double digit sales growth rates for most product categories, although chemicals (our largest product category) grew only 8% with some unfavorable impact due to price deflation.  Sales of building materials, tile and packaged pool products grew by over 20% compared to the first quarter of 2010, although collectively these products only accounted for approximately 10% percent of our total first quarter sales.

The overall base business increase reflects the impact of the following (listed in order of estimated magnitude):

•	much more favorable weather conditions across most of the sunbelt markets during the first quarter of 2011;
•	market share gains evidenced by both sales growth in expanded product offerings such as tile and an expanded customer base; and
•	somewhat higher consumer discretionary expenditures as a result of improving external market trends.

Gross Profit

	Three Months Ended March 31,
(in millions)	2011	2010	Change
Gross profit	$91.4	$76.3	$15.1	20%
Gross margin	29.2%	28.3%

Gross margin increased 90 basis points, with the majority of this improvement due to an easier comparison to the first quarter of 2010 when our gross margin was down 110 basis points from the first quarter of 2009.  Our gross margin expansion also reflects continued improvements in purchasing and pricing discipline and a more normalized competitive pricing environment compared to the past few years when our industry contracted.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2011	2010	Change
Operating expenses	$90.8	$84.2	$6.6	8%
Operating expenses as a % of net sales	29.0%	31.2%

Operating expenses were up 8% compared to the first quarter of 2010, including a 6% increase in base business operating expenses.  This increase was primarily due to higher variable expenses driven by base business sales growth, and included a $2.1 million increase in employee incentive costs and a $0.7 million increase in delivery costs, which also reflected higher fuel costs.

Total operating expenses as a percentage of net sales decreased between periods due to the increase in net sales.

Interest Expense, net

Interest expense, net declined 30% between periods due to the impact of lower average debt levels and a lower average effective interest rate in the first quarter of 2011.  While our outstanding debt balance at March 31, 2011 was $2.0 million higher than our outstanding balance at March 31, 2010, average debt outstanding for the first quarter of 2011 was 14% lower compared to the same period in 2010.  The weighted average effective interest rate decreased to 2.65% for the first quarter of 2011 from 3.30% for the first quarter of 2010.

Income Taxes

Our effective income tax rate was 39.20% at March 31, 2011, down slightly from 39.30% at March 31, 2010.  There were no significant changes in our estimates related to our income tax provision.

Net Loss and Loss Per Share

Net loss decreased to $0.6 million in the first quarter of 2011 from $6.1 million in the first quarter of 2010.  Our net loss was $0.01 per diluted share for the first quarter of 2011 compared to a net loss of $0.12 per diluted share for the same period in 2010.

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

The following table presents certain unaudited quarterly data for the first quarter of 2011, the four quarters of 2010 and the second, third and fourth quarters of 2009.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2011	2010				2009
	First	Fourth	Third	Second	First	Fourth	Third		Second
Statement of Income (Loss) Data
Net sales	$312,889	$241,426	$455,020	$647,467	$269,833	$231,032	$430,054		$602,082
Gross profit	91,410	73,567	130,869	190,534	76,292	67,069	123,394		178,068
Operating income (loss)	576	(16,783)	37,047	88,869	(7,888)	(21,776)	32,142		81,720
Net income (loss)	(638)	(11,805)	22,784	52,770	(6,111)	(13,606)	(9,322	) (1)	48,366

Balance Sheet Data
Total receivables, net	$173,787	$101,543	$155,252	$238,638	$157,568	$96,364	$149,733		$233,288
Product inventories, net	438,791	347,439	306,609	331,537	382,380	355,528	318,177		325,198
Accounts payable	303,395	169,700	127,995	221,374	251,590	178,391	137,761		194,004
Total debt	280,157	198,700	231,200	266,131	278,150	248,700	273,300		334,015

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
(primarily in the northern half of the US and Canada)

Our first quarter 2010 sales were negatively impacted by unfavorable weather conditions across the Sunbelt markets between January and mid-March, including record cold weather in Florida and much colder than average temperatures across the rest of the Southeast.  In the first quarter of 2011, our sales benefitted from much more favorable weather conditions in these markets and higher sales in North Texas and Oklahoma markets attributed to repair and replacement activity for freeze damaged pool equipment.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;
•	the adequacy of available bank lines of credit;
•	acquisitions;
•	scheduled debt payments;
•	dividend payments;
•	capital expenditures;
•	the timing and extent of share repurchases; and
•	the ability to attract long-term capital with satisfactory terms.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which have averaged approximately 0.5% to 0.75% of net sales historically, but was below and at the bottom of this range for the past three years due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by our Board of Directors (Board);
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2011	2010
Operating activities	$(37,128)	$(25,284)
Investing activities	(6,246)	(3,133)
Financing activities	45,011	24,459

The seasonal use of cash in operations increased to $37.1 million in the first quarter of 2011 due primarily to the increase in our accounts receivable balance, with the impact from the lower net loss largely offset by the combined impact from higher inventory and accounts payable levels.  The increase in investing activities reflects higher capital expenditures compared to the first quarter of 2010.  Our expectation is that 2011 capital expenditures as a percentage of net sales will be more in line with historical averages compared to the past few years.  Cash provided by financing activities for the first three months of 2011 reflects higher net debt borrowings, which funded our first quarter 2011 share repurchases and the increases in cash used in both operating and investing activities.

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

At March 31, 2011, there was $180.2 million outstanding and $57.5 million available for borrowing under the Revolver.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap became effective on January 27, 2010 and will terminate on January 27, 2012.  The weighted average effective interest rate on the Revolver was approximately 2.1% for the three months ended March 31, 2011.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over three-month LIBOR, as adjusted from time to time.  In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the current notional amount of $50.0 million.  The weighted average effective interest rate on the Notes was approximately 3.3% for the three months ended March 31, 2011.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of March 31, 2011, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of March 31, 2011, our average total leverage ratio equaled 1.81 (compared to 1.99 as of December 31, 2010) and the TTM average total debt amount used in this calculation was $235.3 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of March 31, 2011, our fixed charge ratio equaled 2.96 (compared to 2.78 as of December 31, 2010) and TTM Rental Expense was $55.2 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of March 31, 2011, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.

For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2010 Form 10-K.

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

As of April 22, 2011, $4.2 million of the current Board authorized amount under our share repurchase program remained available and we expect to use the remaining authorized amount in the second quarter of 2011.  We may continue to repurchase additional shares on the open market if our Board increases the authorized amount under our program.  We plan to fund these repurchases with cash provided by operations and borrowings under the Revolver.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2010.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2010 that affect fiscal 2011.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2010.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2011, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2010.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2011:

			Total Number of	Maximum Approximate
	Total Number		Shares Purchased	Dollar Value of Shares
	of Shares	Average Price	as Part of Publicly	That May Yet be
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Purchased Under the Plan (3)
January 1-31, 2011	389,720	$23.21	386,497	$31,865,669
February 1-28, 2011	487,834	$24.77	346,388	$23,283,874
March 1-31, 2011	605,776	$24.47	605,776	$8,459,961
Total	1,483,330	$24.24	1,338,661

(1)
These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  Shares surrendered totaled 3,223 shares in January and 141,446 shares in February.  No shares were surrendered for this purpose in March.

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

(3)	As of April 22, 2011, $4.2 million of the authorized amount remained available under our share repurchase program.

Item 6.  Exhibits

Exhibits filed or furnished as part of this report are listed in the Index to Exhibits appearing on page 19.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2011.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	+	XBRL Instance Document	✓
101.SCH	+	XBRL Taxonomy Extension Schema Document	✓
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	✓

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income (Loss) for the three months ended March 31, 2011 and March 31, 2010;
2.	Consolidated Balance Sheets at March 31, 2011, March 31, 2010 and December 31, 2010;
3.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2011 and March 31, 2010; and
4.	Notes to Consolidated Financial Statements.

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