Form 10-Q
period 2011-06-30
POOL CORP
filed 2011-07-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2011 or

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

As of July 22, 2011, there were 48,298,622 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Net sales	$706,423	$647,467	$1,019,312	$917,300
Cost of sales	494,984	456,933	716,463	650,474
Gross profit	211,439	190,534	302,849	266,826
Selling and administrative expenses	113,518	101,665	204,352	185,845
Operating income	97,921	88,869	98,497	80,981
Interest expense, net	1,824	1,928	3,469	4,282
Income before income taxes and equity earnings (losses)	96,097	86,941	95,028	76,699
Provision for income taxes	37,670	34,167	37,251	30,142
Equity earnings (losses) in unconsolidated investments	150	(4)	162	102
Net income	$58,577	$52,770	$57,939	$46,659

Earnings per share:
Basic	$1.21	$1.07	$1.19	$0.95
Diluted	$1.19	$1.05	$1.17	$0.93
Weighted average shares outstanding:
Basic	48,231	49,513	48,546	49,355
Diluted	49,116	50,445	49,352	50,169

Cash dividends declared per common share	$0.14	$0.13	$0.27	$0.26

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	June 30,	June 30,	December 31,
	2011	2010	2010 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$37,218	$36,985	$9,721
Receivables, net	266,032	238,638	101,543
Product inventories, net	389,763	331,537	347,439
Prepaid expenses and other current assets	7,692	8,001	7,678
Deferred income taxes	10,211	10,681	10,211
Total current assets	710,916	625,842	476,592

Property and equipment, net	38,732	32,162	30,685
Goodwill	178,516	178,087	178,516
Other intangible assets, net	12,221	13,861	12,965
Equity interest investments	1,052	1,083	966
Other assets, net	29,113	28,836	28,821
Total assets	$970,550	$879,871	$728,545

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$247,904	$221,374	$169,700
Accrued expenses and other current liabilities	79,794	70,816	41,704
Current portion of long-term debt and other long-term liabilities	100,033	24,220	134
Total current liabilities	427,731	316,410	211,538

Deferred income taxes	26,151	22,132	25,593
Long-term debt	206,049	242,131	198,700
Other long-term liabilities	7,663	7,747	7,532
Total liabilities	667,594	588,420	443,363

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 48,253,576 and 49,548,424 shares issued and outstanding at June 30, 2011 and June 30, 2010, respectively, and 49,381,678 shares issued and 49,278,578 shares outstanding at December 31, 2010	48	50	49
Additional paid-in capital	232,676	211,091	218,744
Retained earnings	66,478	79,395	67,681
Treasury stock	–	–	(2,344)
Accumulated other comprehensive income	3,754	915	1,052
Total stockholders’ equity	302,956	291,451	285,182
Total liabilities and stockholders’ equity	$970,550	$879,871	$728,545

          (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2011	2010

Operating activities
Net income	$57,939	$46,659
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	4,470	4,469
Amortization	898	1,190
Share-based compensation	4,084	4,034
Excess tax benefits from share-based compensation	(2,021)	(1,102)
Equity earnings in unconsolidated investments	(162)	(102)
Other	(2,798)	(3,914)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(161,549)	(132,960)
Product inventories	(40,962)	29,410
Accounts payable	78,192	37,793
Other current assets and liabilities	42,970	43,238
Net cash (used in) provided by operating activities	(18,939)	28,715

Investing activities
Acquisition of businesses, net of cash acquired	(2,637)	(4,872)
Purchase of property and equipment, net of sale proceeds	(12,427)	(5,084)
Other investments	(113)	–
Net cash used in investing activities	(15,177)	(9,956)

Financing activities
Proceeds from revolving line of credit	345,049	216,539
Payments on revolving line of credit	(237,700)	(177,637)
Payments on long-term debt and other long-term liabilities	(125)	(24,118)
Payments of deferred acquisition consideration	(500)	(500)
Payments of deferred financing costs	–	(145)
Excess tax benefits from share-based compensation	2,021	1,102
Proceeds from stock issued under share-based compensation plans	7,826	3,172
Payments of cash dividends	(13,074)	(12,858)
Purchases of treasury stock	(43,725)	(1,534)
Net cash provided by financing activities	59,772	4,021
Effect of exchange rate changes on cash and cash equivalents	1,841	(1,638)
Change in cash and cash equivalents	27,497	21,142
Cash and cash equivalents at beginning of period	9,721	15,843
Cash and cash equivalents at end of period	$37,218	$36,985

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

A description of our significant accounting policies is included in our 2010 Annual Report on Form 10-K. You should read the Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2011 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2011.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of stock option awards.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$58,577	$52,770	$57,939	$46,659

Weighted average common shares outstanding:
Basic	48,231	49,513	48,546	49,355
Effect of dilutive securities:
Stock options and employee stock purchase plan	885	932	806	814
Diluted	49,116	50,445	49,352	50,169

Basic earnings per share	$1.21	$1.07	$1.19	$0.95
Diluted earnings per share	$1.19	$1.05	$1.17	$0.93

The weighted average diluted shares outstanding for both the three and six months ended June 30, 2011 exclude stock options to purchase 1,384,242 shares and 1,419,692 shares, respectively, which are considered anti-dilutive because the exercise prices for these options were higher than our common stock’s average market price for these periods.  The weighted average diluted shares outstanding for the three and six months ended June 30, 2010 excluded stock options to purchase 1,451,858 shares and 1,458,858 shares, respectively, for the same reason.

Note 3 – Comprehensive Income

The table below presents the components of comprehensive income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Net income	$58,577	$52,770	$57,939	$46,659
Foreign currency translation adjustments	1,779	(1,247)	1,841	(1,638)
Unrealized gains on interest rate swaps (1)	433	235	861	327
Comprehensive income	$60,789	$51,758	$60,641	$45,348

(1)	Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income as of and for the six month period ended June 30, 2011 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2010	$3,085	$(2,033)	$1,052
Net change	1,841	861	2,702
Balance at June 30, 2011	$4,926	$(1,172)	$3,754

(1)	Amounts are shown net of tax.

Note 4 – Acquisitions

In May 2011, we acquired certain distribution assets of The Kilpatrick Company, Inc. (Kilpatrick), a regional distributor of landscape and irrigation products and a provider of equipment services with four sales center locations in South Florida.  We completed our preliminary acquisition accounting for Kilpatrick, subject to adjustments based on the terms of the asset purchase agreement within the one year measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

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

We have two interest rate swap agreements currently in effect that reduce our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes) and our $240.0 million five-year revolving credit facility (the Revolver).  One interest rate swap agreement converts the variable interest rate on the Notes to a fixed rate of 5.088%.  The current notional amount for this swap agreement is $50.0 million.  This swap agreement was effective February 12, 2007 and terminates on February 12, 2012.  Our other interest rate swap agreement converts the variable interest rate on our Revolver to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement was effective January 27, 2010 and terminates on January 27, 2012.

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

The table below presents the estimated fair value of our swap agreements (in thousands):

	Unrealized Losses at June 30,
Balance Sheet Line Item	2011	2010
Accrued expenses and other current liabilities	$(1,931)	$(4,449)

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

OVERVIEW

Financial Results

Net sales growth for the quarter ended June 30, 2011 was 9%, which was at the high end of our expectations.  Base business sales were up 8% including 1% growth attributed to favorable currency fluctuations.  Sales growth was spurred by market share gains and increases in replacement and construction activities.

Gross profit for the second quarter of 2011 improved 11% from the comparable 2010 period, while gross profit as a percentage of net sales (gross margin) increased 50 basis points to 29.9%.  The gross margin expansion was primarily due to favorable impacts from improvements in sales, pricing and purchasing discipline and mid-year vendor price increases.  Higher freight out income, which compensated for higher delivery costs, also contributed 12 basis points to the gross margin improvement.

Selling and administrative expenses (operating expenses) increased 12% compared to the same period in 2010, including 10% growth in base business operating expenses.  Approximately half of the base business increase reflects higher incentive expenses, with other increases attributed to higher delivery costs, the impact from currency fluctuations, increases in other variable expenses and bad debt expense, which was comparatively higher due to a reserve adjustment recorded in the second quarter of 2010.  Other base business operating expenses were consistent overall with the second quarter of 2010, with minor increases and decreases in different categories largely offsetting.

Operating income increased 10% over the comparable 2010 period.  Operating income as a percentage of net sales (operating margin) was slightly higher at 13.9% for the second quarter of 2011.  Interest expense was down slightly quarter over quarter despite an 8% increase in average debt levels.

Net income increased 11% to $58.6 million in the second quarter of 2011 compared to the second quarter of 2010.  Earnings per share for the second quarter of 2011 increased 13% to $1.19 per diluted share compared to $1.05 per diluted share for the same period in 2010.

Financial Position and Liquidity

Total net receivables increased 11% to $266.0 million at June 30, 2011 from $238.6 million at June 30, 2010, reflecting the combined impact of higher June 2011 sales, greater vendor incentive receivables and receivable balances related to recent acquisitions.  Our allowance for doubtful accounts balance was $5.4 million at June 30, 2011, a $2.9 million decrease compared to June 30, 2010 that reflects write-offs of certain fully reserved customer accounts and significant improvements in our receivable aging trends.  The allowance for doubtful accounts has decreased approximately $1.7 million from December 31, 2010 to June 30, 2011.  Days sales outstanding (DSO) improved between periods to 30.7 days at June 30, 2011 compared to 33.0 days at June 30, 2010.

Our inventory levels increased 18% to $389.8 million as of June 30, 2011 compared to the balance at June 30, 2010.  Excluding approximately $6.0 million of inventory related to recent acquisitions and new locations, inventories were up 16% reflecting both the volume of our inventory purchases made in advance of 2011 mid-season vendor price increases and higher inventory replenishment levels driven by sales growth.  Our inventory turns, as calculated on a trailing twelve month basis, remained flat at 3.2 times at both June 30, 2011 and June 30, 2010.

Total debt outstanding was $306.0 million at June 30, 2011, an increase of $39.9 million compared to June 30, 2010.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown some signs of improvement and we believe our 2% base business sales growth in 2010 and 10% base business sales growth in the first half of 2011 indicate that the declines in pool construction and pool refurbishment activities have subsided in most markets.

Trends have also improved on the irrigation side of our business, with slowly moderating sales declines in 2010 followed by base business sales growth in the first half of 2011, including 4% growth in the second quarter.  Since irrigation is more heavily weighted towards new construction activities and there has not been any meaningful recovery in the housing market, we expect growth rates for this side of our business will continue to lag the swimming pool side of the business.

Looking ahead, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity and our expectation for gradually normalized new pool and irrigation construction levels.  While current economic trends indicate that consumer spending may rebound slowly and that construction activities will likely remain near current depressed levels through at least the remainder of 2011 (despite pool permit increases during 2011 in many markets), we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

For the second half of 2011, we anticipate base business sales growth rates in the mid-single digit percentages compared to the 10% increase in base business sales in the first half of 2011, which benefitted from easier comparisons to the same period in 2010 as well as from increased preseason and in-season pool component replacement sales.  We anticipate average inflationary product cost increases of approximately 2% compared to the second half of 2010, including the impact of some mid-season vendor price increases that will be partially offset by some carry-over price deflation from 2010 for certain chemical products.

The 60 basis point improvement in gross margin in the first half of 2011 also benefitted from easier comparisons to 2010, especially in the seasonally slower first quarter.  We anticipate that our gross margin will increase modestly compared to the third quarter of 2010, including some benefit from our volume of inventory purchases in advance of the 2011 mid-season vendor price increases.  However, gross margins could be down by 100 or more basis points in the seasonally slower fourth quarter due to favorable impacts on our fourth quarter 2010 gross margin, which increased 150 basis points compared to the fourth quarter of 2009.

Similar to the second quarter of 2011, we expect base business expenses will increase in the third quarter compared to the same period in 2010 due primarily to higher employee incentive expenses and other variable costs.  Since we record annual employee incentive costs based largely on profits and profit growth, these expenses are recorded in our seasonally profitable second and third quarters.  In the fourth quarter, we anticipate that expenses will be more consistent with the same period in 2010 and down as a percentage of sales.

Based on these expectations and factoring in our year to date results through our seasonally important second quarter, we increased the bottom end of our previous earnings guidance range.  Our narrowed full year 2011 earnings guidance is now a projected range of $1.38 to $1.45 per diluted share compared to our previous guidance of $1.35 to $1.45 per diluted share.  We expect cash provided by operations will approximate net income for fiscal 2011.

Based on our projections for the full year, we expect our 2011 base business results will generate operating profit growth as a percentage of base business sales growth (contribution margin) of close to 20%.  Beyond 2011, we anticipate improved contribution margin from base business sales growth given our expectations for more normalized expense growth.

RESULTS OF OPERATIONS

As of June 30, 2011, we conducted operations through 297 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.1	70.6	70.3	70.9
Gross profit	29.9	29.4	29.7	29.1
Operating expenses	16.1	15.7	20.0	20.3
Operating income	13.9	13.7	9.7	8.8
Interest expense, net	0.3	0.3	0.3	0.5
Income before income taxes and equity earnings (losses)	13.6%	13.4%	9.3%	8.4%

Note:	Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2011 and 2010.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Net sales	$694,534	$642,280	$11,889	$5,187	$706,423	$647,467

Gross profit	208,098	188,969	3,341	1,565	211,439	190,534
Gross margin	30.0%	29.4%	28.1%	30.2%	29.9%	29.4%

Operating expenses	110,696	100,739	2,822	926	113,518	101,665
Expenses as a % of net sales	15.9%	15.7%	23.7%	17.9%	16.1%	15.7%

Operating income	97,402	88,230	519	639	97,921	88,869
Operating margin	14.0%	13.7%	4.4%	12.3%	13.9%	13.7%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
The Kilpatrick Company, Inc. (1)	May 2011	4	May 2011 – June 2011
Turf Equipment Supply Co. (1)	December 2010	3	April 2011 – June 2011
Pool Boat and Leisure, S.A. (1)	December 2010	1	April 2011 – June 2011
Les Produits de Piscine Metrinox Inc.	April 2010	2	April 2011 – June 2011 and April 2010 – June 2010

(1)	We acquired certain distribution assets of these companies.

The base business results also exclude one new market sales center that opened in the second quarter of 2010, one new market sales center that opened in the second quarter of 2011 and one existing sales center that was consolidated into an acquired sales center in May 2011.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first half of 2011:

December 31, 2010	291
Acquired	4
Opened (1)	4
Consolidated	(2)
June 30, 2011	297

(1)
Includes two new sales centers in Florida, one new sales center in Puerto Rico and one sales center in Oregon that reopened (a previous SCP network location that closed in December 2007 and has operated within a Horizon network sales center since then).

Net Sales

	Three Months Ended June 30,
(in millions)	2011	2010	Change
Net sales	$706.4	$647.5	$58.9	9%

Base business sales growth accounted for 8% of the sales increase compared to the second quarter of 2010, including a 1% impact from favorable currency fluctuations.  Our base business sales growth included an 8% increase on the swimming pool side of the business and a 4% increase on the irrigation side of the business.  The principal drivers for the base business growth were market share gains and the aging of the installed base of pools, which spurred replacement and remodel activity.  The overall expansion of the installed base, estimated price inflation of 1% to 2% and a very modest change in consumer discretionary behavior also contributed to the sales growth.

 Gross Profit

	Three Months Ended June 30,
(in millions)	2011	2010	Change
Gross profit	$211.4	$190.5	$20.9	11%
Gross margin	29.9%	29.4%

Gross margin increased 50 basis points between periods, with favorable impacts from improvements in sales, pricing and purchasing discipline and mid-year vendor price increases implemented by some vendors.  The benefits from improved sales discipline included our focus on migrating sales to higher margin preferred vendor and Pool Corporation branded products.   Higher freight out income, which compensated for higher delivery costs, also contributed 12 basis points to the gross margin improvement.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2011	2010	Change
Operating expenses	$113.5	$101.7	$11.8	12%
Operating expenses as a % of net sales	16.1%	15.7%

Operating expenses were up 12% compared to the second quarter of 2010, including a 10% increase in base business operating expenses due to the following:

•	a $5.2 million increase in employee incentive costs;
•	a $1.4 million increase in delivery costs, including higher delivery volumes and higher fuel costs;
•	a $1.2 million impact from currency fluctuations;
•	bad debt expense, which was $0.9 million higher due to an adjustment recorded in the second quarter of 2010 that reduced the allowance for doubtful accounts; and
•	other variable expenses, which increased along with our base business sales growth.

Interest Expense, net

Interest expense, net declined 5% between periods.  While average debt outstanding for the second quarter of 2011 was 8% higher compared to the same period in 2010, the weighted average effective interest rate decreased to 2.2% for the second quarter of 2011 from 2.8% for the second quarter of 2010.

Income Taxes

Our effective income tax rate was 39.20% for the three months ended June 30, 2011, down slightly from 39.30% for the three months ended June 30, 2010.  There were no significant changes in our estimates related to our income tax provision.

Net Income and Earnings Per Share

Net income increased to $58.6 million in the second quarter of 2011 from $52.8 million in the second quarter of 2010.  Earnings per share was $1.19 per diluted share for the second quarter of 2011 compared to $1.05 per diluted share for the same period in 2010, an increase of 13% quarter over quarter.  This increase included an accretive impact of approximately $0.04 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities in the fourth quarter of 2010 and the first half of 2011.

Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2011	2010	2011	2010	2011	2010
Net sales	$1,004,422	$912,120	$14,890	$5,180	$1,019,312	$917,300

Gross profit	298,559	265,270	4,290	1,556	302,849	266,826
Gross margin	29.7%	29.1%	28.8%	30.0%	29.7%	29.1%

Operating expenses	199,974	184,839	4,378	1,006	204,352	185,845
Expenses as a % of net sales	19.9%	20.3%	29.4%	19.4%	20.0%	20.3%

Operating income (loss)	98,585	80,431	(88)	550	98,497	80,981
Operating margin	9.8%	8.8%	(0.6)%	10.6%	9.7%	8.8%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
The Kilpatrick Company, Inc. (1)	May 2011	4	May 2011 – June 2011
Turf Equipment Supply Co. (1)	December 2010	3	January 2011 – June 2011
Pool Boat and Leisure, S.A. (1)	December 2010	1	January 2011 – June 2011
Les Produits de Piscine Metrinox Inc.	April 2010	2	January 2011 – June 2011 and April 2010 – June 2010

(1)	We acquired certain distribution assets of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2010, please refer to page 10 under the heading “Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010”.

Net Sales

	Six Months Ended June 30,
(in millions)	2011	2010	Change
Net sales	$1,019.3	$917.3	$102.0	11%

Net sales for the first six months of 2011 increased 11% compared to same period of 2010, including a 10% increase in base business sales and a 1% increase related to our recent acquisitions and new sales centers.  Our base business sales growth included a 10% increase on the swimming pool side of the business and a 7% increase on the irrigation side of the business.  We realized more moderate sales growth rates in the second quarter of 2011 compared to the 15% base business sales growth rate realized in the first quarter of 2011, which had easier sales comparisons to the same period in 2010 and benefitted from much more favorable weather conditions across most of the sunbelt markets compared to the first quarter of 2010.

Favorable base business sales comparisons to the first half of 2010 also reflect the factors that contributed to the sales growth in the second quarter as discussed on page 11 under the subheading “Net Sales”.  The impact of double digit sales growth rates for products related to replacement and remodel activity was partially offset by lower growth rates for maintenance and repair products.  Chemical sales grew 4% year to date despite the unfavorable impact of some price deflation.

Gross Profit

	Six Months Ended June 30,
(in millions)	2011	2010	Change
Gross profit	$302.8	$266.8	$36.0	13%
Gross margin	29.7%	29.1%

Gross margin increased 60 basis points between periods, including an increase of 90 basis points in the seasonally slower first quarter of 2011 and 50 basis points in the second quarter of 2011 (see discussion of second quarter gross margins on page 11 under the subheading “Gross Profit”).  The majority of the improvement in the first quarter was due to an easier comparison to the first quarter of 2010 when our gross margin was down 110 basis points from the first quarter of 2009.  Our gross margin expansion also reflects a more normalized competitive pricing environment in some markets compared to the past few years when our industry contracted.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2011	2010	Change
Operating expenses	$204.4	$185.8	$18.6	10%
Operating expenses as a % of net sales	20.0%	20.3%

Total operating expenses increased 10% compared to the first six months of 2010, including an 8% increase in base business operating expenses.  This increase was primarily due to higher variable expenses driven by base business sales growth, including a $7.3 million increase in employee incentive costs and a $2.2 million increase in delivery costs, which also reflected higher fuel costs.  As discussed above on page 11 under the subheading “Operating Expenses”, other expense increases were attributed to the impact of currency fluctuations ($1.4 million year to date) and the comparatively higher bad debt expense ($1.0 million year to date).

Total operating expenses as a percentage of net sales decreased 30 basis points between periods.

Interest Expense, net

Interest expense, net decreased 19% between periods due to the combined impact of a 3% decline in average debt outstanding and a lower weighted average effective interest rate, which decreased to 2.4% for the six months ended June 30, 2011 versus 3.1% for the comparable 2010 period.

Income Taxes

The increase in the provision for income taxes is due to the increase in income before income taxes and equity earnings.  Our effective income tax rate was 39.20% for the six months ended June 30, 2011 and 39.30% for the six months ended June 30, 2010.  There were no significant changes in our estimates related to our income tax provision.

Net Income and Earnings Per Share

Net income increased 24% to $57.9 million in the first six months of 2011, while earnings per share increased 26% to $1.17 per diluted share compared to $0.93 per diluted share for the first six months of 2010.  This increase included an accretive impact of approximately $0.03 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities in the fourth quarter of 2010 and the first half of 2011.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape maintenance and installation. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2010, approximately 68% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2011, the four quarters of 2010 and the third and fourth quarters of 2009.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2011		2010				2009
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$706,423	$312,889	$241,426	$455,020	$647,467	$269,833	$231,032	$430,054
Gross profit	211,439	91,410	73,567	130,869	190,534	76,292	67,069	123,394
Operating income (loss)	97,921	576	(16,783)	37,047	88,869	(7,888)	(21,776)	32,142
Net income (loss)	58,577	(638)	(11,805)	22,784	52,770	(6,111)	(13,606)	(9,322	) (1)

Balance Sheet Data
Receivables, net	$266,032	$173,787	$101,543	$155,252	$238,638	$157,568	$96,364	$149,733
Product inventories, net	389,763	438,791	347,439	306,609	331,537	382,380	355,528	318,177
Accounts payable	247,904	303,395	169,700	127,995	221,374	251,590	178,391	137,761
Total debt	306,049	280,157	198,700	231,200	266,131	278,150	248,700	273,300

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

Our second quarter 2010 sales benefitted from generally favorable weather conditions compared to the second quarter of 2009, including record or near record high temperatures across the eastern half of the United States and our markets in Canada.  While our sales in the second quarter of 2011 also benefitted from above average temperatures across the Southeast, a slow start to the pool season in the Midwest due to record precipitation levels and closer to average temperatures across the Northeast resulted in some unfavorable comparisons to the same period in 2010.   On the West Coast, weather impacts were unfavorable in both the second quarter of 2010 and 2011 due to much colder than average temperatures.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•
maintenance and new sales center capital expenditures, which has averaged approximately 0.5% to 0.75% of net sales historically, but was below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion;

•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by our Board of Directors (Board);
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2011	2010
Operating activities	$(18,939)	$28,715
Investing activities	(15,177)	(9,956)
Financing activities	59,772	4,021

We had cash used in operations during the first half of 2011 compared to cash provided by operations during the first half of 2010.  This change reflects both the impact of higher receivables balances attributed primarily to our sales growth and the timing of purchases and payments related to our tactical inventory purchases made in advance of mid-year price increases that were implemented by some vendors.  The combined impact of these changes was partially offset by the increase in net income between periods.

The increase in cash used in investing activities compared to the first half of 2010 reflects higher capital expenditures, which included a few large information technology upgrade projects and an impact of approximately $3.4 million related to purchasing rather than leasing new vehicles and forklifts in 2011.  For the full year, we expect capital expenditures will be approximately 1.0% of net sales.  Cash provided by financing activities for the first half of 2011 reflects higher net debt borrowings, which funded our 2011 share repurchases and the increases in cash used in both operating and investing activities.

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

At June 30, 2011, there was $206.0 million outstanding and $31.9 million available for borrowing under the Revolver.  In April 2009, we entered into an interest rate swap agreement to reduce our future exposure to fluctuations in interest rates on the Revolver.   This swap agreement converts the Revolver’s variable interest rate to a fixed rate of 1.725% on a notional amount of $50.0 million.  The swap became effective on January 27, 2010 and will terminate on January 27, 2012.  The weighted average effective interest rate on the Revolver was approximately 1.8% for the six months ended June 30, 2011.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over three-month LIBOR, as adjusted from time to time.  In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the current notional amount of $50.0 million.  The weighted average effective interest rate on the Notes was approximately 3.3% for the six months ended June 30, 2011.

Financial covenants on our Credit Facility and Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio, which are our most restrictive financial covenants.  As of June 30, 2011, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than or equal to 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our amended Credit Facility).  As of June 30, 2011, our average total leverage ratio equaled 1.75 (compared to 1.81 as of March 31, 2011) and the TTM average total debt amount used in this calculation was $242.6 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our amended Credit Facility) divided by TTM Interest Expense (as defined in our amended Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our amended Credit Facility).  As of June 30, 2011, our fixed charge ratio equaled 3.13 (compared to 2.96 as of March 31, 2011) and TTM Rental Expense was $54.9 million.

The Credit Facility limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in our amended Credit Facility), provided no default or event of default has occurred and the dividends are declared and paid in a manner consistent with our past practice.  Failure to comply with any of our financial covenants, scheduled interest payments, scheduled principal repayments, or any other terms of our amended credit facilities could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of June 30, 2011, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.

For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2010 Form 10-K.

We believe we have adequate availability of capital to fund present operations and the current capacity to finance any working capital needs that may arise.  We continually evaluate potential acquisitions and hold discussions with acquisition candidates.  If suitable acquisition opportunities arise that would require financing, we believe that we have the ability to finance any such transactions.  Since the Notes are due in February 2012, we will continue evaluating future financing alternatives in the second half of 2011 to replace this capacity.  Given that the Credit Facility matures in December 2012, we may revise or replace this facility within the next six to nine months, including adding to our total existing debt capacity.  We believe we have the ability to obtain alternative or additional financing, although prevailing economic uncertainty could adversely impact the terms of any new facility.

In May 2011, the Board authorized a new $100.0 million share repurchase program.  As of July 22, 2011, $99.3 million of the authorized amount under this program remained available.  We may continue to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Revolver.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2011, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2011:

			Total Number of	Maximum Approximate
	Total Number		Shares Purchased	Dollar Value of Shares
	of Shares	Average Price	as Part of Publicly	That May Yet be
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Purchased Under the Plan (3)
April 1-30, 2011	277,030	$25.18	272,950	$1,600,900
May 1-31, 2011	4,219	$29.28	-	$100,000,000
June 1-30, 2011	25,100	$26.72	25,100	$99,328,618
Total	306,349	$25.37	298,050

(1)
These shares include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  Shares surrendered totaled 4,080 shares in April and 4,219 shares in May.  There were no shares surrendered for this purpose in June.

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

In May 2011, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.  This program replaced our previous share repurchase program.

(3)
The amount shown as of the end of April 2011 represents the amount remaining under the previously authorized share repurchase program.  The amounts shown as of the end of May and June 2011 represent the amounts remaining under the newly authorized share repurchase program.  As of July 22, 2011, $99.3 million of the authorized amount remained available under our new share repurchase program.

Item 6.  Exhibits

Exhibits filed or furnished as part of this report are listed in the Index to Exhibits appearing on page 22.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2011.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the Registrant

Index to Exhibits

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	+	XBRL Instance Document	✓
101.SCH	+	XBRL Taxonomy Extension Schema Document	✓
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	✓
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	✓

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2011 and June 30, 2010;
2.	Consolidated Balance Sheets at June 30, 2011, June 30, 2010 and December 31, 2010;
3.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and June 30, 2010; and
4.	Notes to Consolidated Financial Statements.

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