Form 10-Q
period 2011-09-30
POOL CORP
filed 2011-10-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2011 or

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

As of October 21, 2011, there were 47,619,072 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2011

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Net sales	$503,584	$455,020	$1,522,896	$1,372,320
Cost of sales	355,678	324,151	1,072,141	974,625
Gross profit	147,906	130,869	450,755	397,695
Selling and administrative expenses	106,993	93,822	311,345	279,667
Operating income	40,913	37,047	139,410	118,028
Interest expense, net	1,641	376	5,110	4,658
Income before income taxes and equity earnings	39,272	36,671	134,300	113,370
Provision for income taxes	15,126	13,902	52,377	44,044
Equity earnings in unconsolidated investments	23	15	185	117
Net income	$24,169	$22,784	$82,108	$69,443

Earnings per share:
Basic	$0.50	$0.46	$1.70	$1.40
Diluted	$0.50	$0.45	$1.67	$1.38
Weighted average shares outstanding:
Basic	47,987	49,615	48,357	49,442
Diluted	48,772	50,168	49,157	50,160

Cash dividends declared per common share	$0.14	$0.13	$0.41	$0.39

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	September 30,	September 30,	December 31,
	2011	2010	2010 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,656	$32,561	$9,721
Receivables, net	160,647	155,252	101,543
Product inventories, net	337,698	306,609	347,439
Prepaid expenses and other current assets	7,354	6,915	7,678
Deferred income taxes	10,145	10,662	10,211
Total current assets	536,500	511,999	476,592

Property and equipment, net	40,774	31,328	30,685
Goodwill	178,516	178,087	178,516
Other intangible assets, net	11,953	13,353	12,965
Equity interest investments	976	978	966
Other assets, net	29,493	29,304	28,821
Total assets	$798,212	$765,049	$728,545

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$120,221	$127,995	$169,700
Accrued expenses and other current liabilities	70,718	66,214	41,704
Current portion of long-term debt and other long-term liabilities	22	12,193	134
Total current liabilities	190,961	206,402	211,538

Deferred income taxes	26,549	22,178	25,593
Long-term debt	268,700	219,200	198,700
Other long-term liabilities	7,503	7,004	7,532
Total liabilities	493,713	454,784	443,363

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 47,594,628 and 49,687,475 shares issued and outstanding at September 30, 2011 and September 30, 2010, respectively, and 49,381,678 shares issued and 49,278,578 shares outstanding at December 31, 2010	48	50	49
Additional paid-in capital	236,623	214,683	218,744
Retained earnings	64,805	95,728	67,681
Treasury stock	-	-	(2,344)
Accumulated other comprehensive income (loss)	3,023	(196)	1,052
Total stockholders’ equity	304,499	310,265	285,182
Total liabilities and stockholders’ equity	$798,212	$765,049	$728,545

                      (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2011	2010

Operating activities
Net income	$82,108	$69,443
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,071	6,732
Amortization	1,243	1,827
Share-based compensation	6,143	5,912
Excess tax benefits from share-based compensation	(2,229)	(1,271)
Equity earnings in unconsolidated investments	(185)	(117)
Other	(3,892)	(7,673)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(55,941)	(49,043)
Product inventories	10,999	55,482
Accounts payable	(49,542)	(55,586)
Other current assets and liabilities	36,199	39,536
Net cash provided by operating activities	31,974	65,242

Investing activities
Acquisition of businesses, net of cash acquired	(2,961)	(4,872)
Purchase of property and equipment, net of sale proceeds	(16,959)	(6,600)
Other investments	(177)	-
Net cash used in investing activities	(20,097)	(11,472)

Financing activities
Proceeds from revolving line of credit	446,649	370,639
Payments on revolving line of credit	(376,649)	(354,668)
Payments on long-term debt and other long-term liabilities	(145)	(36,160)
Payments of deferred acquisition consideration	(500)	(500)
Payments of deferred financing costs	-	(145)
Excess tax benefits from share-based compensation	2,229	1,271
Proceeds from stock issued under share-based compensation plans	9,506	4,717
Payments of cash dividends	(19,798)	(19,308)
Purchases of treasury stock	(62,842)	(1,534)
Net cash used in financing activities	(1,550)	(35,688)
Effect of exchange rate changes on cash and cash equivalents	608	(1,364)
Change in cash and cash equivalents	10,935	16,718
Cash and cash equivalents at beginning of period	9,721	15,843
Cash and cash equivalents at end of period	$20,656	$32,561

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

A description of our significant accounting policies is included in our 2010 Annual Report on Form 10-K. You should read the Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2011 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2011.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of other share-based awards.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$24,169	$22,784	$82,108	$69,443

Weighted average shares outstanding:
Basic	47,987	49,615	48,357	49,442
Effect of dilutive securities:
Stock options and employee stock purchase plan	785	553	800	718
Diluted	48,772	50,168	49,157	50,160

Earnings per share:
Basic	$0.50	$0.46	$1.70	$1.40
Diluted	$0.50	$0.45	$1.67	$1.38

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	1,418	2,039	1,418	1,460

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Comprehensive Income

The table below presents the components of comprehensive income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net income	$24,169	$22,784	$82,108	$69,443
Foreign currency translation adjustments	(1,233)	(1,283)	608	(2,921)
Unrealized gains on interest rate swaps (1)	502	172	1,363	499
Comprehensive income	$23,438	$21,673	$84,079	$67,021

(1)	Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income as of and for the nine month period ended September 30, 2011 (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2010	$3,085	$(2,033)	$1,052
Net change	608	1,363	1,971
Balance at September 30, 2011	$3,693	$(670)	$3,023

(1)	Amounts are shown net of tax.

Note 4 – Acquisitions

In May 2011, we acquired certain distribution assets of The Kilpatrick Company, Inc. (Kilpatrick), a regional distributor of landscape and irrigation products and a provider of equipment services with four sales center locations in South Florida.  We completed our preliminary acquisition accounting for Kilpatrick in the second quarter of 2011, subject to adjustments based on the terms of the asset purchase agreement within the one year measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

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

As of September 30, 2011, we had two interest rate swap agreements in effect that reduced our exposure to fluctuations in interest rates on our Floating Rate Senior Notes (the Notes) and our $240.0 million five-year revolving credit facility (the Previous Revolver).  One interest rate swap agreement converts the variable interest rate on the Notes to a fixed rate of 5.088%.  The current notional amount for this swap agreement is $50.0 million.  This swap agreement was effective February 12, 2007 and terminates on February 12, 2012.  Our other interest rate swap agreement converted the variable interest rate on the Previous Revolver to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement was effective January 27, 2010 and is scheduled to terminate on January 27, 2012.  We de-designated this interest rate swap when we replaced the Previous Revolver in October 2011.  For additional discussion of subsequent events, see Note 6.

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

The table below presents the estimated fair value of our swap agreements (in thousands):

	Unrealized Losses at September 30,
Balance Sheet Line Item	2011	2010
Accrued expenses and other current liabilities	$(1,104)	$(4,167)

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

Note 6 – Subsequent Events

On October 19, 2011, we entered into a new $430.0 million unsecured syndicated senior credit facility (the New Credit Facility), along with our wholly owned subsidiaries SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower.  The New Credit Facility provides for increased borrowing capacity under a five-year revolving credit facility, which includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the New Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $505.0 million.  The New Credit Facility matures on October 19, 2016.  The New Credit Facility replaced our amended and restated unsecured senior credit facility dated December 20, 2007, which provided for $240.0 million in borrowing capacity through the Previous Revolver that was scheduled to mature on December 20, 2012.  At closing, the New Credit Facility had an outstanding balance of $165.9 million.

Our obligations under the New Credit Facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.  The New Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type.  If an event of default occurs and is continuing under the New Credit Facility, the lenders may terminate their obligations under the New Credit Facility and may require us to repay all amounts.

Revolving borrowings under the New Credit Facility bear interest, at our option, at either of the following and in each case plus an applicable margin:

a.	a base rate, which is the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) the LIBOR Market Index Rate plus 1.000%; or
b.	the London Interbank Offered Rate (LIBOR).

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and in each case plus an applicable margin:

a.
a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate, (ii) the annual rate of interest equal to the sum of the CDOR Rate plus 1.000% and (iii) the LIBOR Market Index Rate plus 1.000%; or

b.	LIBOR.

Borrowings by the Dutch Borrower bear interest at LIBOR plus an applicable margin.

The interest rate margins on the borrowings and letters of credit are based on our leverage ratio and will range from 1.225% to 1.900% on LIBOR and swingline loans, and from 0.225% to 0.900% on Base Rate and Canadian Base Rate loans.   Borrowings under the swingline are based on the LIBOR Market Index Rate plus any applicable margin.  We are also required to pay an annual facility fee ranging from 0.150% to 0.350%, depending on our leverage ratio.

The increased borrowing capacity will be used to pay down the $100.0 million balance on the Notes that mature in February 2012, to fund future growth initiatives and for general corporate purposes.  Since we intend to repay the Notes using the increased capacity under the New Credit Facility, we reclassified the $100.0 million balance from the Current portion of long-term debt and other long-term liabilities to Long-term debt as of September 30, 2011.

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

OVERVIEW

Financial Results

Net sales for the quarter ended September 30, 2011 increased 11%, driving a strong finish to the 2011 season.  Base business sales were up 9% due primarily to market share gains.  Higher replacement activity attributable to the aging installed base of swimming pools, a modest improvement in consumer discretionary expenditures, the impact of inflationary product cost increases and the impact from favorable currency fluctuations also contributed to sales growth.

Gross profit for the third quarter of 2011 improved 13% from the comparable 2010 period, while gross profit as a percentage of net sales (gross margin) increased 60 basis points to 29.4%.  Continued improvements in sales, pricing and purchasing discipline drove the gross margin improvement, with some favorable impact attributed to mid-year vendor price increases.  Higher freight out income also contributed to the gross margin improvement and compensated for higher delivery costs.

Selling and administrative expenses (operating expenses) increased 14% in the third quarter of 2011 compared to the same period in 2010.   Base business operating expenses were up 12% compared to the third quarter of 2010, with most of the increase from the impact of higher employee incentive expenses.  Higher delivery costs, increased bad debt expense, the impact from currency fluctuations and increases in other variable expenses also contributed to the increase in base business operating expenses.

Third quarter operating income increased 10% over the comparable 2010 period, while operating income as a percentage of net sales (operating margin) was flat at 8.1% for the third quarter of 2011.  Interest expense, net was comparatively higher due to $1.3 million in foreign currency transaction gains recorded in the third quarter of 2010.  Despite a 13% increase in average debt levels, interest expense was down slightly quarter over quarter due to a lower weighted average effective interest rate.

Net income increased 6% to $24.2 million in the third quarter of 2011 compared to the third quarter of 2010.  Earnings per share for the third quarter of 2011 increased 11% to $0.50 per diluted share compared to $0.45 per diluted share for the same period in 2010.

Financial Position and Liquidity

Total net receivables increased only 3% compared to September 30, 2010 as improved customer collections partially offset the combined impact of higher September sales, a lower allowance for bad debt and balances related to recent acquisitions.  Our allowance for doubtful accounts balance was $5.2 million at September 30, 2011, a $2.1 million decrease compared to September 30, 2010 that reflects both write-offs of certain fully reserved customer accounts and significant improvements in our receivable aging trends.  The allowance for doubtful accounts has decreased approximately $1.9 million from December 31, 2010 to September 30, 2011.  Days sales outstanding (DSO) improved between periods to 30.3 days at September 30, 2011 compared to 32.2 days at September 30, 2010.

Inventory levels increased 10% to $337.7 million at September 30, 2011 compared to levels at September 30, 2010, reflecting higher inventory replenishment levels driven by sales growth, $5.0 million of inventories related to recent acquisitions and purchases made in advance of vendor price increases.  Our inventory turns, as calculated on a trailing twelve month basis, remained flat at 3.2 times at both September 30, 2011 and September 30, 2010.

Total debt outstanding was $268.7 million at September 30, 2011, an increase of $37.5 million compared to September 30, 2010.  On October 19, 2011, we entered into a $430.0 million unsecured syndicated senior credit facility that replaced and refinanced the outstanding balances under our $240.0 million unsecured revolving credit facility, which was scheduled to mature on December 20, 2012.  For additional information, see discussion under the heading “Future Sources and Uses of Cash” in the LIQUIDITY AND CAPITAL RESOURCES section below.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown some signs of improvement and we believe our 2% base business sales growth in 2010 and 10% base business sales growth in the first nine months of 2011 indicate that the declines in pool construction and pool refurbishment activities have subsided in most markets.

Trends have also improved on the irrigation side of our business, with slowly moderating sales declines in 2010 followed by 8% base business sales growth in the first nine months of 2011, including 9% growth in the third quarter attributable to favorable weather in Texas and market share gains.  Since irrigation is more heavily weighted toward new construction activities and there has not been any meaningful recovery in the housing market, growth rates for this side of our business will probably continue to lag the swimming pool side of the business.

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

For the fourth quarter of 2011, we anticipate base business sales growth rates in the mid- to high-single digit percentages including estimated average inflationary product cost increases of roughly 2% compared to same period in 2010.  This pricing inflation estimate includes the impact of 2011 mid-season vendor price increases and some other end-of-season vendor price increases, which included increases for certain chemical products that had experienced pricing deflation throughout 2010 and much of 2011.  While we believe that gross margins will continue to benefit from the factors that drove the 60 basis point improvement in the first nine months of 2011, we expect gross margins could be down by 100 or more basis points in the seasonally slower fourth quarter due to a difficult year over year comparison.  In the fourth quarter of 2010, gross margin was favorably impacted by certain non-recurring vendor incentives that contributed to a 150 basis point increase compared to the fourth quarter of 2009.

The higher annual employee incentive costs for 2011 reflect the continued catch-up to more normalized levels of incentive costs following sharp declines during the 2007-2009 recession.  Since we record annual employee incentive costs based largely on profits and profit growth, these expenses are recorded in our seasonally profitable second and third quarters with the majority of the expense recorded in the second quarter.  As such, we anticipate that both fourth quarter 2011 and future years’ base business operating expense increases will be more modest compared to the 10% increase for the first nine months of 2011.  Excluding the impacts of fuel price changes on delivery costs and currency fluctuations, we expect year over year base business operating expense growth will be approximately 2% to 3% for the next several quarters.

Based on our year to date results and these expectations for the fourth quarter, we increased our full year 2011 earnings guidance to a projected range of $1.43 to $1.47 per diluted share compared to our previous guidance of $1.38 to $1.45 per diluted share.  We expect cash provided by operations will approximate net income for fiscal 2011.

Due to the impact of higher annual employee incentive costs discussed above, we now expect our 2011 base business operating profit growth as a percentage of base business sales growth (contribution margin) to be less than 20%, although we believe achieving a 20% contribution margin is a realistic goal for the next several years.

RESULTS OF OPERATIONS

As of September 30, 2011, we conducted operations through 296 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	71.2	70.4	71.0
Gross profit	29.4	28.8	29.6	29.0
Operating expenses	21.2	20.6	20.4	20.4
Operating income	8.1	8.1	9.2	8.6
Interest expense, net	0.3	0.1	0.3	0.3
Income before income taxes and equity earnings	7.8%	8.1%	8.8%	8.3%

Note:	Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2011 and 2010.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Net sales	$497,464	$454,781	$6,120	$239	$503,584	$455,020

Gross profit	146,083	130,788	1,823	81	147,906	130,869
Gross margin	29.4%	28.8%	29.8%	33.9%	29.4%	28.8%

Operating expenses	105,046	93,663	1,947	159	106,993	93,822
Expenses as a % of net sales	21.1%	20.6%	31.8%	66.5%	21.2%	20.6%

Operating income (loss)	41,037	37,125	(124)	(78)	40,913	37,047
Operating margin	8.2%	8.2%	(2.0)%	(32.6)%	8.1%	8.1%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
The Kilpatrick Company, Inc. (1)	May 2011	4	July 2011 – September 2011
Turf Equipment Supply Co. (1)	December 2010	3	July 2011 – September 2011
Pool Boat and Leisure, S.A. (1)	December 2010	1	July 2011 – September 2011

(1)	We acquired certain distribution assets of these companies.

As of September 30, 2011, the base business results also exclude one new market sales center that opened in the second quarter of 2011 and one existing sales center that was consolidated into an acquired sales center in May 2011.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first nine months of 2011:

December 31, 2010	291
Acquired	4
Opened (1)	4
Consolidated	(3)
September 30, 2011	296

(1)
Includes two new sales centers in Florida, one new sales center in Puerto Rico and one sales center in Oregon that reopened (a previous SCP network location that closed in December 2007 and has operated within a Horizon network sales center since then).

Net Sales

	Three Months Ended September 30,
(in millions)	2011	2010	Change
Net sales	$503.6	$455.0	$48.6	11%

Base business sales growth accounted for 9% of the sales increase compared to the third quarter of 2010, with just over 9% growth on the swimming pool side of the business and just under 9% growth on the irrigation side of the business.  The principal driver of base business growth was market share gains, which were attributed to continued improvements in customer service levels, benefits from our focus on the building materials product segment and retail customer segment of our industry and further expansion of our product offerings.   Other factors contributing to the sales growth included the following (listed in order of estimated magnitude):

•	higher replacement activity attributable to the aging installed base of swimming pools;
•	the impact of inflationary product cost increases (estimated at approximately 2%);
•	a modest improvement in consumer discretionary expenditures compared to the restrained levels experienced in 2010; and
•	approximately 1% growth from favorable currency fluctuations.

 Gross Profit

	Three Months Ended September 30,
(in millions)	2011	2010	Change
Gross profit	$147.9	$130.9	$17.0	13%
Gross margin	29.4%	28.8%

Gross margin increased 60 basis points between periods due to the following:

•
improvements in sales, pricing and purchasing discipline, including a continued migration of sales to higher margin preferred vendor and Pool Corporation branded products and some benefit attributed to the impact of mid-year vendor price increases implemented by some vendors;

•
a favorable impact of approximately 20 basis points attributed to a third quarter cumulative catch-up adjustment for estimated vendor incentives earned (based on higher than projected sales growth, our estimated annual purchase volumes increased compared to our second quarter estimate);

•	a favorable impact of 12 basis points related to higher freight out income, which compensated for higher delivery costs included in operating expenses.

Operating Expenses

	Three Months Ended September 30,
(in millions)	2011	2010	Change
Operating expenses	$107.0	$93.8	$13.2	14%
Operating expenses as a % of net sales	21.2%	20.6%

Operating expenses were up 14% compared to the third quarter of 2010, including a 12% increase in base business operating expenses due primarily to the following:

•	a $6.3 million increase in employee incentive costs;
•	a $0.8 million increase in delivery costs, including higher delivery volumes and higher fuel costs;
•
$0.8 million of bad debt expense, which reflects a normalized expense level compared to the third quarter of 2010 when we recorded no bad debt expense due to significantly better than expected customer collections;

•	a $0.8 million impact from currency fluctuations; and
•	other variable expenses, which increased along with our base business sales growth.

Interest Expense, net

Interest expense, net was comparatively higher due to $1.3 million in foreign currency transaction gains recorded in the third quarter of 2010.  Despite a 13% increase in average debt levels, interest expense was down slightly quarter over quarter due to a decrease in the weighted average effective interest rate from 2.4% for the third quarter of 2011 from 3.0% for the third quarter of 2010.

Income Taxes

Our effective income tax rate was 38.52% for the three months ended September 30, 2011, up from 37.91% for the three months ended September 30, 2010.  The effective rates for both periods reflect the impact of changes in the estimated annual provisions for income taxes, with the changes due primarily to the true-up of permanent tax differences in 2011 and the expiration of the statute of limitations on certain state tax returns in 2010.

Net Income and Earnings Per Share

Net income increased to $24.2 million in the third quarter of 2011 from $22.8 million in the third quarter of 2010.  Earnings per share was $0.50 per diluted share for the third quarter of 2011 compared to $0.45 per diluted share for the same period in 2010, an increase of 11% quarter over quarter.  This increase included an accretive impact of approximately $0.02 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities in the fourth quarter of 2010 and the first nine months of 2011.

Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(In thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2011	2010	2011	2010	2011	2010
Net sales	$1,501,733	$1,366,901	$21,163	$5,419	$1,522,896	$1,372,320

Gross profit	444,594	396,045	6,161	1,650	450,755	397,695
Gross margin	29.6%	29.0%	29.1%	30.4%	29.6%	29.0%

Operating expenses	304,965	278,500	6,380	1,167	311,345	279,667
Expenses as a % of net sales	20.3%	20.4%	30.1%	21.5%	20.4%	20.4%

Operating income (loss)	139,629	117,545	(219)	483	139,410	118,028
Operating margin	9.3%	8.6%	(1.0)%	8.9%	9.2%	8.6%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
The Kilpatrick Company, Inc. (1)	May 2011	4	May 2011 – September 2011
Turf Equipment Supply Co. (1)	December 2010	3	January 2011 – September 2011
Pool Boat and Leisure, S.A. (1)	December 2010	1	January 2011 – September 2011
Les Produits de Piscine Metrinox Inc.	April 2010	2	January 2011 – June 2011 and April 2010 – June 2010

(1)	We acquired certain distribution assets of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2010, please refer to page 11 under the heading “Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010”.

Net Sales

	Nine Months Ended September 30,
(in millions)	2011	2010	Change
Net sales	$1,522.9	$1,372.3	$150.6	11%

Net sales for the first nine months of 2011 increased 11% compared to same period in 2010, including a 10% increase in base business sales and a 1% increase related to our recent acquisitions and new sales centers.  Our base business sales growth included a 10% increase on the swimming pool side of the business and an 8% increase on the irrigation side of the business.  We realized more moderate sales growth rates in the second and third quarters of 2011 compared to the 15% base business sales growth rate realized in the first quarter of 2011, which had easier sales comparisons to the same period in 2010 and benefited from much more favorable weather conditions across most of the sunbelt markets compared to the first quarter of 2010.

Favorable base business sales comparisons to the first nine months of 2010 also reflect the factors that contributed to the sales growth in the third quarter as discussed on page 12 under the subheading “Net Sales”.  One example of our success in achieving market share gains is the 17% year to date sales growth for our building materials product segment, which includes tile and specialty pool finish products.  The impact of double digit sales growth rates for products related to replacement and remodel activity was partially offset by lower growth rates for maintenance and repair products.  Chemical sales grew 3% year to date despite the unfavorable impact of some price deflation.

Gross Profit

	Nine Months Ended September 30,
(in millions)	2011	2010	Change
Gross profit	$450.8	$397.7	$53.1	13%
Gross margin	29.6%	29.0%

Gross margin increased 60 basis points between periods, including increases of 90 basis points in the seasonally slower first quarter, 50 basis points in the second quarter and 60 basis points in the third quarter of 2011.  The majority of the improvement in the first quarter was due to an easier comparison to the first quarter of 2010 when our gross margin was down 110 basis points from the first quarter of 2009.  The year to date improvement also reflects the factors that contributed to the gross margin expansion in the third quarter of 2011 (as discussed on page 12 under the subheading “Gross Profit”) and a more normalized competitive pricing environment in some markets compared to the past few years when our industry contracted.

Operating Expenses

	Nine Months Ended September 30,
(in millions)	2011	2010	Change
Operating expenses	$311.3	$279.7	$31.6	11%
Operating expenses as a % of net sales	20.4%	20.4%

Total operating expenses increased 11% compared to the first nine months of 2010, including a 10% increase in base business operating expenses.  This increase was primarily due to higher variable expenses driven by base business sales growth, including a $13.6 million increase in employee incentive costs and a $3.0 million increase in delivery costs, which also reflected higher fuel costs.  The comparatively higher employee incentive costs reflects both our strong 2011 financial results and the continued catch-up to more normalized levels of incentive costs following sharp declines during the 2007-2009 recession.

As discussed above on page 12 under the subheading “Operating Expenses”, other expense increases were attributed to the impact of currency fluctuations ($2.1 million year to date) and the comparatively higher bad debt expense ($1.8 million year to date), which includes the impact of an adjustment recorded in the second quarter of 2010 that reduced the allowance for doubtful accounts.

Interest Expense, net

Interest expense, net increased due to the impact of $1.5 million in foreign currency transaction gains recorded during the first nine months of 2010.  However, interest expense related to borrowings declined approximately $1.1 million in the first nine months of 2011 due to a lower weighted average effective interest rate on slightly higher average debt levels compared to the same period in 2010.

Income Taxes

Our effective income tax rate was 39.00% for the nine months ended September 30, 2011 and 38.85% for the nine months ended September 30, 2010.  There were no significant changes in our estimates related to our income tax provision.

Net Income and Earnings Per Share

Net income increased 18% to $82.1 million in the first nine months of 2011, while earnings per share increased 21% to $1.67 per diluted share compared to $1.38 per diluted share for the first nine months of 2010.  This increase included an accretive impact of approximately $0.06 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities in the fourth quarter of 2010 and the first nine months of 2011.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2011, the four quarters of 2010 and the fourth quarter of 2009.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTERS
(in thousands)	2011			2010				2009
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$503,584	$706,423	$312,889	$241,426	$455,020	$647,467	$269,833	$231,032
Gross profit	147,906	211,439	91,410	73,567	130,869	190,534	76,292	67,069
Operating income (loss)	40,913	97,921	576	(16,783)	37,047	88,869	(7,888)	(21,776)
Net income (loss)	24,169	58,577	(638)	(11,805)	22,784	52,770	(6,111)	(13,606)

Balance Sheet Data
Receivables, net	$160,647	$266,032	$173,787	$101,543	$155,252	$238,638	$157,568	$96,364
Product inventories, net	337,698	389,763	438,791	347,439	306,609	331,537	382,380	355,528
Accounts payable	120,221	247,904	303,395	169,700	127,995	221,374	251,590	178,391
Total debt	268,700	306,049	280,157	198,700	231,200	266,131	278,150	248,700

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
(primarily in the northern half of the US and Canada)

Our first quarter 2010 sales were negatively impacted by unfavorable weather conditions across the Sunbelt markets between January and mid-March, including record cold weather in Florida and much colder than average temperatures across the rest of the Southeast.  In the first quarter of 2011, our sales benefited from much more favorable weather conditions in these markets and higher sales in North Texas and Oklahoma markets attributed to repair and replacement activity for freeze damaged pool equipment.

Our second quarter 2010 sales benefited from generally favorable weather conditions compared to the second quarter of 2009, including record or near record high temperatures across the eastern half of the United States and our markets in Canada.  While our sales in the second quarter of 2011 also benefited from above average temperatures across the Southeast, a slow start to the pool season in the Midwest due to record precipitation levels and closer to average temperatures across the Northeast resulted in some unfavorable comparisons to the same period in 2010.   On the West Coast, weather impacts were unfavorable in both the second quarter of 2010 and 2011 due to much colder than average temperatures.

In the third quarter of 2011, we estimate that the weather impact on sales was neutral overall compared to both the same period in 2010 and long-term averages.  While third quarter sales benefited from favorable weather conditions in the Southwest, including record high temperatures in Texas, sales were adversely impacted by cooler than average temperatures on the West Coast during the third quarter and below average temperatures in September across the Midwest and parts of the Southeast.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures;
•	strategic acquisitions executed opportunistically;
•	payment of cash dividends as and when declared by our Board of Directors (Board);
•	repurchase of common stock at Board-defined parameters; and
•	repayment of debt.

While historically our capital expenditures have averaged 0.5% to 0.75% of net sales, they were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  Going forward, we project capital expenditures will average approximately 1.0% of net sales since we now purchase rather than lease new vehicles and forklifts.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended September 30,
	2011	2010
Operating activities	$31,974	$65,242
Investing activities	(20,097)	(11,472)
Financing activities	(1,550)	(35,688)

The decrease in cash provided by operating activities reflects the impact of comparatively higher inventory balances in 2011, which was partially offset by the increase in net income between periods.   The increase in cash used in investing activities compared to the first nine months of 2010 reflects higher capital expenditures, which included a few large information technology upgrade projects and an impact of approximately $5.7 million related to purchasing rather than leasing new vehicles and forklifts in 2011.  We expect capital expenditures will be approximately 1.0% of net sales for the full year.  Cash used in financing activities for the first nine months of 2011 reflects $70.0 million of net debt borrowings, which funded our 2011 share repurchase activities.

Future Sources and Uses of Cash

On October 19, 2011, we entered into a new unsecured syndicated senior credit facility (the New Credit Facility) that provides for increased borrowing capacity of up to $430.0 million under a revolving credit facility.  The New Credit Facility replaced our amended and restated unsecured senior credit facility (the Previous Credit Facility) dated December 20, 2007, which provided for $240.0 million in borrowing capacity through a five-year revolving credit facility that was scheduled to mature on December 20, 2012.

The New Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the New Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $505.0 million.  At October 19, 2011, the New Credit Facility had an outstanding balance of $165.9 million.  The New Credit Facility matures on October 19, 2016.  For additional information regarding the New Credit Facility, see Note 6 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement. The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over three-month LIBOR, as adjusted from time to time.  In February 2007, we entered into an interest rate swap agreement to reduce our exposure to fluctuations in interest rates on the Notes. The swap agreement converts the Notes’ variable interest rate to a fixed rate of 5.088% on the current notional amount of $50.0 million.  The weighted average effective interest rate on the Notes was approximately 3.3% for the nine months ended September 30, 2011.  We intend to use the New Credit Facility to pay off the Notes balance at maturity.

Financial covenants on the Previous Credit Facility and the Notes were closely aligned and included a minimum fixed charge coverage ratio and maintenance of a maximum total leverage ratio.  The New Credit Facility has the same minimum fixed charge coverage ratio and maximum total leverage ratio covenants, which remain our most restrictive financial covenants.  As of September 30, 2011, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in our Previous Credit Facility).  As of September 30, 2011, our average total leverage ratio equaled 1.77 (compared to 1.75 as of June 30, 2011) and the TTM average total debt amount used in this calculation was $249.9 million.

•
Minimum Fixed Charge Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in our Previous Credit Facility) divided by TTM Interest Expense (as defined in our Previous Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in our Previous Credit Facility).  As of September 30, 2011, our fixed charge ratio equaled 3.19 (compared to 3.13 as of June 30, 2011) and TTM Rental Expense was $54.3 million.

The New Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the New Credit Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends, and the dividends are declared and paid in a manner consistent with our past practice.  Under the New Credit Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 2.50 to 1.00.  Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of the New Credit Facility could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.  As of September 30, 2011, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.

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

In May 2011, the Board authorized a new $100.0 million share repurchase program.  As of October 21, 2011, $79.5 million of the authorized amount under this program remained available.  We may continue to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the New Credit Facility.

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2011, our disclosure controls and procedures were effective.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2011:

			Total Number of	Maximum Approximate
	Total Number		Shares Purchased	Dollar Value of Shares
	of Shares	Average Price	as Part of Publicly	That May Yet be
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Purchased Under the Plan (3)
July 1-31, 2011	20,200	$27.36	20,200	$98,775,879
August 1-31, 2011	544,717	$25.23	544,717	$85,032,323
September 1-30, 2011	195,371	$24.69	195,371	$80,208,962
Total	760,288	$25.15	760,288

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the third quarter of 2011.

(2)
In May 2011, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.  This program replaced our previous share repurchase program.

(3)	As of October 21, 2011, $79.5 million of the authorized amount remained available under our new share repurchase program.

Item 6.  Exhibits

Exhibits filed or furnished as part of this report are listed in the Index to Exhibits appearing on page 23.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2011.

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
10.1
Credit Agreement dated as of October 19, 2011, among Pool Corporation, as US Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP Pool B.V., as Dutch Borrower, the Lenders, Wells Fargo Bank, National Association, as Administrative Agent, Swingline Lender and Issuing Lender, JPMorgan Chase Bank, N.A., as Syndication Agent, Wells Fargo Securities, LLC and J.P. Morgan Securities, LLC, as joint Lead Arrangers and joint Bookrunners, Bank of America, N.A., Regions Bank and Capital One, N.A., as Documentation Agents, and Branch Banking and Trust Company, Comerica Bank and Union Bank, N.A.
✓
10.2		Subsidiary Guaranty Agreement dated as of October 19, 2011.	✓
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	+	XBRL Instance Document	✓
101.SCH	+	XBRL Taxonomy Extension Schema Document	✓
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	✓
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	✓

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2011 and September 30, 2010;
2.	Consolidated Balance Sheets at September 30, 2011, September 30, 2010 and December 31, 2010;
3.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and September 30, 2010; and
4.	Notes to Consolidated Financial Statements.

In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 to this Quarterly Report on Form 10-Q is furnished and shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be part of any registration statement or other document filed under the Securities Act or the Exchange Act, except as shall be expressly set forth by specific reference in such filing