Form 10-K
period 2011-12-31
POOL CORP
filed 2012-02-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2011 was $1,373,585,389.

As of February 21, 2012, there were 47,511,203 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 28, 2012 for the
Annual Meeting to be held on May 2, 2012, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2011, we operated 298 sales centers in North America and Europe through our three distribution networks:

•	SCP Distributors LLC (SCP);
•	Superior Pool Products LLC (Superior); and
•	Horizon Distributors, Inc. (Horizon).

Superior and Horizon are both wholly owned subsidiaries of SCP, which is wholly owned by Pool Corporation.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools.  Of the approximately 80 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% currently have a pool.  We believe favorable demographic and socioeconomic trends have positively impacted our industry and will continue to do so in the long term.  These favorable trends include the following:

•	long-term growth in housing units in warmer markets due to the population migration towards the south, which contributes to the growing installed base of pools that homeowners must maintain;
•	increased homeowner spending on outdoor living spaces for relaxation and entertainment;
•	consumers bundling the purchase of a swimming pool and other products, with new irrigation systems and landscaping often being key components to both pool installations and remodels; and
•	consumers using more automation and control products, higher quality materials and other pool features that add to our margin opportunities over time.

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

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic, along with relatively consistent rates of inflationary price increases averaging 1% to 3% that have been passed on by manufacturers and distributors, has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market have adversely impacted pool construction and major repair and refurbishment activities.

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

New swimming pool construction comprises the bulk of the remaining 10% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and landscape products for environmental, safety or other reasons.

The irrigation and landscape distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Irrigation and landscape maintenance activities account for 40% of total spending in the irrigation industry, with the remaining 60% of spending related to irrigation construction and other discretionary related products.  As such, our irrigation business is more heavily weighted towards the sale of discretionary related products compared to our pool business and is therefore more sensitive to economic factors that impact consumer spending.

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments and equipment replacement.  We believe that similar to trends for other home improvement expenditures, there is a direct correlation between industry starts and the rate of single family housing turnover and home appreciation over time, with higher rates of home turnover and appreciation having a positive impact on starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more impacted by economic factors such as GDP, unemployment and inflation.

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 57,000 new units in 2011, it is still down approximately 70% compared to peak levels.  Although general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown some improvement and we believe our 2% base business sales growth in 2010 and 10% base business sales growth in 2011 indicates that most pool markets are growing again and consumers have started to catch up on purchases deferred during the downturn.

Trends have also improved on the irrigation side of our business, with slowly moderating sales declines in 2010 followed by 8% base business sales growth in 2011 driven primarily by market share gains.  Since irrigation is more heavily weighted toward new construction activities and there has not been any meaningful recovery in the housing market, growth rates for this side of our business will probably continue to lag the swimming pool side of the business.

We believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity and our expectation for gradually normalized new pool and irrigation construction levels.  We also expect that market conditions will continue to improve, enabling the recovery of replacement, remodeling and new construction activity to normalized levels over the next 8 to 10 years.  We expect that the industry will realize an annual growth rate of approximately 4% to 8% over this time period before reverting back to 3% to 5% annual growth over the longer term.

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

We promote the growth of the industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include media advertising, industry oriented website development such as www.swimmingpool.com™, public relations campaigns and other online marketing initiatives including social media.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

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

Growth initiatives related to our customer programs include our retail brand licensing program called The Backyard Place® and our Pool Pro 1 rewards program designed for pool service professionals.  We launched The Backyard Place® program in 2006. Under this program, customers make commitments to meet minimum purchase levels, stock a minimum of nine specific product categories and operate within The Backyard Place® guidelines (including weekend hour requirements).  Our Pool Pro 1 program aligns with our replacement parts growth initiative and provides customers with monthly coupons and other special discounts on parts product purchases.  Over 2,300 pool service professionals are members of this program.

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

We have grown our distribution networks through acquisitions, new sales center openings and expansions of existing sales centers.  Since the beginning of 2007, we completed 11 acquisitions consisting of 29 sales centers (net of sales center closings and consolidations within one year of acquisition).  These locations included seven sales centers added to the Horizon network ahead of the 2011 season through our acquisitions of Turf Equipment Supply Co. and The Kilpatrick Company, Inc.  We also added five sales centers to our international SCP network ahead of the 2012 season, including one sales center in Germany through an acquisition completed in November 2011 and four sales centers in British Columbia, Canada through an acquisition completed in February 2012.  In 2011, we opened four new sales centers and consolidated three sales centers.  Given the more stabilized external environment, we expect to open five or more new sales centers in 2012.

We plan to continue to selectively expand our domestic and international swimming pool networks and our irrigation distribution network via both acquisitions and new sales center openings.  We plan to make strategic acquisitions to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Based on industry data, we believe our industry grew at a 2% to 6% annual rate for the period between 2000 and 2005, contracted each year between 2006 and 2009 and was flat to slightly up in 2010, including the impact of moderating contraction within the irrigation industry.  In 2011, we estimate that the swimming pool industry grew 3% to 4% while the irrigation and landscape market was relatively flat.  Historically, our sales growth rates have exceeded the industry’s growth rates as we have increased our market share.  We believe that our high customer service levels and expanded product offerings have also enabled us to gain market share during the past six years, including the period between 2006 and 2009 when our industry contracted, and that these market share gains accelerated somewhat in 2011.  Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 3% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  In 2010, our industry experienced some price deflation after above average inflationary increases in product costs in 2008 and 2009.  In 2011, our industry experienced more normalized price inflation of approximately 2% overall despite price deflation for certain chemical products.  We anticipate price inflation will vary some by product line but average 1% to 2% overall in 2012.

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

We conduct our operations through 298 sales centers in North America and Europe. Our primary markets, which have the highest concentration of swimming pools, are California, Texas, Florida and Arizona, representing approximately 50% of our net sales in 2011.  We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses.  Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from our sales centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 160,000 national brand and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and other pool construction and recreational products is the most comprehensive in the industry.  The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;
•	repair and replacement parts for pool equipment such as cleaners, filters, heaters, pumps and lights;
•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;
•	pool equipment and components for new pool construction and the repair and remodeling of existing pools;
•	irrigation and landscape products, including irrigation system components and professional lawn care equipment and supplies; and
•	other pool construction and recreational products, which consist of a number of product categories and includes:
–	building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and both functional and decorative pool surface and decking materials; and
–	discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as pool toys and games, spas and grills.

We track and monitor the majority of our sales by various product lines and product categories to provide support for sales and marketing efforts and for consideration in incentive plan programs.  We currently have over 300 product lines and over 40 product categories.  Based on our 2011 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 16% in 2011 and 17% in both 2010 and 2009.  Chemical sales grew 4% in 2011, with 6% volume growth driven by market share gains partially offset by price deflation of approximately 2% overall.  No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and
•	major repair and refurbishment (partially discretionary).

Maintenance and minor repair products are primarily non-discretionary in nature, meaning that these items must be purchased by end users to maintain existing swimming pools and landscaped areas.  Between 2009 and 2011, the sale of maintenance and minor repair products accounted for approximately 70% of our sales and gross profits while approximately 30% of sales and gross profits were derived from the replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of pools and landscaping.  This reflected a shift toward more sales of maintenance and minor repair products due to the significant declines in new pool construction between 2005 and early 2010.  Prior to this industry downturn, just over 50% of our total sales and gross profits were related to maintenance and minor repair products.

Since our acquisition of National Pool Tile (NPT) in 2008, we have expanded the number of sales center locations that offer NPT’s tile and composite pool finish products from the original 14 locations to over 50 locations.  These locations feature showrooms where swimming pool dealers and homeowners can view and select pool components including tile, decking materials and interior pool finishes in various styles and grades.  Another key product initiative has been the expansion of our replacement parts offerings.  These product initiatives, along with the continued expansion of our Pool Corporation branded products, have contributed to improved gross margins.

Products related to pool construction and remodeling have been an important factor in our historical base business sales growth.  Sales of these products declined between 2007 and 2009 since the majority of these products are discretionary by nature, but we realized some sales growth in 2010 followed by double digit sales growth in 2011 due to our ongoing expansion of these product offerings and the gradual improvement in construction and economic trends.  We continue to identify new related product categories and we typically introduce new categories each year in certain markets.  We then evaluate the performance of these test categories and focus on those that we believe exhibit long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network, while we distribute irrigation and landscape products through our Horizon network.  We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool marketplace primarily for two reasons:

•	to offer our customers a choice of distinctive product selections, locations and service personnel; and
•	to increase the level of customer service and operational efficiency provided by the sales centers in each network by promoting healthy competition between the two networks.

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

Distribution

Our sales centers are located within population centers near customer concentrations, typically in industrial, commercial or mixed-use zones.  Customers may pick up products at any sales center location, or products may be delivered via our trucks or third party carriers.

Our sales centers maintain well-stocked inventories to meet customers’ immediate needs.  We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions.

We also operate six centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or directly to customers.  Our CSLs include regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.  Our regional CSL in Florida and another CSL in California redistribute our NPT tile and composite pool finish products to sales centers that stock these products.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for manufacturers to offer seasonal terms to qualifying purchasers such as POOL.  These terms typically allow us to place orders in the fall prior to any seasonal price increases, take delivery of product during the off-season months and pay for these purchases in the spring or early summer.

Our preferred vendor program encourages our buyers to purchase products from a smaller number of vendors.  We also work closely with our vendors to develop programs and services to better meet the needs of our customers and to concentrate our purchasing activities.  These practices, together with a more comprehensive service offering, have resulted in improved margins at the sales center level.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 17%, 11% and 9%, respectively, of the cost of products we sold in 2011.

Competition

Based on industry knowledge and available data, management believes we are the largest wholesale distributor of swimming pool and related backyard products and the only truly national wholesale distributor focused on the swimming pool industry in the United States.  We are also one of the top three distributors of irrigation and landscape products in the United States.  We face intense competition from many regional and local distributors in our markets and from one national wholesale distributor of irrigation and landscape products.   We also face competition, to a lesser extent, from mass-market retailers and large pool supply retailers (both store-based and internet) who buy directly from manufacturers.

Some geographic markets we serve, particularly our four largest, higher density markets in California, Texas, Florida and Arizona, are more competitive than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and landscape supply distribution are:

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

Employees

We employed approximately 3,300 people at December 31, 2011. Given the seasonal nature of our business, our peak employment period is the summer and depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks primarily for our private label products that are important to our current and future business operations. We also own rights to several Internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$1,608,874	$1,450,959	$1,393,513
International	184,444	162,787	146,281
	$1,793,318	$1,613,746	$1,539,794

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2011	2010	2009
United States	$37,782	$27,337	$27,840
International	3,612	3,348	3,592
	$41,394	$30,685	$31,432

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

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

The demand for our swimming pool, irrigation and related outdoor lifestyle products has been and may continue to be adversely affected by unfavorable economic conditions.

In economic downturns, the demand for swimming pool, irrigation and related outdoor lifestyle products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline. Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for approximately 90% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between late 2006 and early 2010.  A weak economy may also cause deferrals of discretionary replacement and refurbish activity.  In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance.  Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pool and irrigation systems.  The recent unfavorable economic conditions and downturn in the housing market have resulted in significant tightening of credit markets, which has limited the ability of consumers to access financing for new swimming pools and irrigation systems.  If these trends continue or worsen, many consumers will likely not be able to obtain financing for pool and irrigation projects, which could negatively impact our sales of construction related products.

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

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 17%, 11% and 9%, respectively, of the costs of products we sold in 2011.  A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business.  Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to other distributors, retailers or end-use consumers could also adversely affect our business.  We dedicate considerable resources to promote the benefits and affordability of pool ownership, which we believe significantly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry.  Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers and large pool or landscape supply retailers.  Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers.  New competitors may emerge as there are low barriers to entry in our industry.  Some geographic markets that we serve, particularly our four largest, higher density markets in California, Texas, Florida and Arizona, representing approximately 50% of our net sales in 2011, also tend to be more competitive than others.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of 2007, we completed 11 acquisitions consisting of 29 sales centers (net of sales center closings and consolidations within one year of acquisition).  While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2011, approximately 67% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.  These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute.  As we increase the number of Pool Corporation branded products we distribute, our exposure to potential liability claims may increase.  The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China.  Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

For foreign sourced products, we may be subject to certain trade restrictions that prevent us from obtaining products and there is also a greater risk that we may not be able to access products in a timely and efficient manner.  Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations.

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

As of December 31, 2011, we had 14 leases with remaining terms longer than seven years that expire between 2019 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 60,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 34,000 square feet to 78,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2011:

Network	12/31/10	New Locations	Consolidated and Closed Locations (1)	Acquired Locations (2)	Converted Locations (3)	12/31/11

SCP	148	4	(1)	-	(1)	150
Superior	62	-	(1)	-	1	62
Horizon	56	-	(1)	5	-	60
Total Domestic	266	4	(3)	5	-	272

SCP International	25	-	-	1	-	26

Total	291	4	(3)	6	-	298

(1)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations. During 2011, we consolidated three sales centers.
(2)	We completed three acquisitions in 2011, including one in Germany. We do not plan to close or consolidate any of these acquired sales centers.
(3)	In 2011, we converted one existing sales center in California from our SCP network to our Superior network.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2011:

Location	SCP	Superior	Horizon	Total
United States
California	23	21	17	61
Florida	32	6	4	42
Texas	16	4	10	30
Arizona	7	4	10	21
Georgia	7	2	-	9
Nevada	2	2	4	8
Tennessee	4	3	-	7
Washington	1	-	6	7
Alabama	4	2	-	6
New York	6	-	-	6
Louisiana	5	-	-	5
New Jersey	3	2	-	5
Ohio	2	3	-	5
Colorado	1	1	2	4
Illinois	3	1	-	4
Indiana	2	2	-	4
Missouri	3	1	-	4
North Carolina	3	1	-	4
Oregon	1	-	3	4
Pennsylvania	3	1	-	4
Oklahoma	2	1	-	3
South Carolina	2	1	-	3
Virginia	2	1	-	3
Arkansas	2	-	-	2
Idaho	-	-	2	2
Kansas	2	-	-	2
Maryland	1	-	1	2
Massachusetts	2	-	-	2
Michigan	2	-	-	2
Minnesota	1	1	-	2
Connecticut	1	-	-	1
Iowa	1	-	-	1
Kentucky	-	1	-	1
Mississippi	1	-	-	1
Nebraska	1	-	-	1
New Mexico	1	-	-	1
Utah	-	-	1	1
Wisconsin	-	1	-	1
Puerto Rico	1	-	-	1
Total United States	150	62	60	272

International
Canada	10	-	-	10
France	5	-	-	5
Portugal	3	-	-	3
Mexico	2	-	-	2
United Kingdom	2	-	-	2
Belgium	1	-	-	1
Germany	1	-	-	1
Italy	1	-	-	1
Spain	1	-	-	1
Total International	26	-	-	26

Total	176	62	60	298

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters.  Litigation can be expensive and disruptive to normal business operations.

As previously disclosed, in November 2011 we entered into a proposed non-monetary settlement agreement resolving the Federal Trade Commission’s (FTC) non-public investigation into whether we had engaged in conduct in violation of Section 5 of the Federal Trade Commission Act.  We did not admit any liability in connection with the settlement and believe the allegations were without merit.  The order approving the settlement became final on January 10, 2012.

Beginning in November 2011, a number of purported anti-trust class action suits have been filed against us in various United States District Courts.  These cases are currently the subject of motions to transfer and consolidate before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328. The plaintiffs, who are current or former customers, generally allege monopolization and attempted monopolization in violation of Section 2 of the Sherman Antitrust Act.  The complaints seek unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief.  We believe the complaints are without merit and we intend to vigorously defend ourselves.

While the outcome of any litigation is inherently unpredictable, based on currently available facts we do not believe that the ultimate resolution of any of these matters or other claims and litigation not discussed above will have a material adverse impact on our financial condition, results of operations or cash flows.  Our view of these matters may change in the future as the litigation and related events unfold.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL”.  On February 13, 2012, there were approximately 11,738 holders of record of our common stock.  The table below sets forth the high and low sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

			Dividends
	High	Low	Declared
Fiscal 2011
First Quarter	$26.09	$22.65	$0.13
Second Quarter	30.98	24.40	0.14
Third Quarter	30.63	22.60	0.14
Fourth Quarter	30.57	24.94	0.14

Fiscal 2010
First Quarter	$23.68	$18.36	$0.13
Second Quarter	25.89	21.92	0.13
Third Quarter	23.30	18.45	0.13
Fourth Quarter	23.34	19.77	0.13

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount six times including in the fourth quarter of 2004, annually in the second quarter of 2005 through 2008 and in the second quarter of 2011.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of those funds.

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

The graph below compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2006 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base	Indexed Returns
	Period	Years Ending
Company / Index	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11
Pool Corporation	100	51.40	47.78	52.26	63.25	86.17
S&P MidCap 400 Index	100	107.98	68.86	94.60	119.80	117.72
NASDAQ Index	100	110.26	65.65	95.19	112.10	110.81

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2011.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1-31, 2011	27,845	$25.00	27,845	$79,512,765
November 1-30, 2011	263,779	$28.09	263,779	$72,103,873
December 1-31, 2011	192,142	$29.22	135,043	$68,231,036
Total	483,766	$28.36	426,667

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were 57,099 shares surrendered for this purpose in December 2011.

(2)
In May 2011, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.  This program replaced our previous share repurchase program.

(3)
In 2011, we purchased a total of $71.0 million, or 2,823,666 shares, at an average price of $25.15 per share. As of February 21, 2012, $68.2 million of the authorized amount remained available under our new share repurchase program.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

	Year Ended December 31, (1)
(in thousands, except per share data)	2011	2010	2009 (2)	2008	2007
Statement of Income Data
Net sales	$1,793,318	$1,613,746	$1,539,794	$1,783,683	$1,928,367
Operating income	125,067	101,245	88,440	115,476	133,774
Net income	71,993	57,638	19,202	56,956	69,394
Earnings per share:
Basic	$1.49	$1.17	$0.39	$1.19	$1.42
Diluted	$1.47	$1.15	$0.39	$1.17	$1.37
Cash dividends declared
per common share	$0.55	$0.52	$0.52	$0.51	$0.465

Balance Sheet Data
Working capital	$307,144	$265,054	$230,804	$294,552	$250,849
Total assets	798,622	728,545	743,099	830,906	814,854
Total long-term debt,
including current portion	247,300	198,700	248,700	307,000	282,525
Stockholders' equity	279,746	285,182	252,187	241,734	208,791

Other
Base business sales growth/(decline) (3)	10%	2%	(15)%	(9)%	(1)%
Number of sales centers	298	291	287	288	281

(1)
During the years 2007 to 2011, we completed 11 acquisitions consisting of 29 sales centers (net of sales center closings and consolidations within one year of acquisition).  For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  Our results were negatively impacted between 2007 and 2010 due to adverse external market conditions, which included downturns in the housing market and overall economy that led to significant declines in pool and irrigation construction activities and deferred discretionary replacement purchases by consumers.

(2)
The 2009 net income and earnings per share amounts include the impact of a $26.5 million equity loss that we recognized in September 2009 related to our pro rata share of Latham Acquisition Corporation’s (LAC) non-cash goodwill and other intangible asset impairment charge.  The impact of this impairment charge on earnings was $0.54 per diluted share.  The recognized loss resulted in the full write-off of our equity method investment in LAC.  As of January 2010, we no longer had an equity interest in LAC.

(3)
For a discussion regarding our calculation of base business sales, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

2011 FINANCIAL OVERVIEW

Financial Results

We believe our 2011 results are a testament to outstanding execution at all levels of our organization and reflect a very strong performance in a year characterized by a stabilized but still challenging economic environment.

Net sales increased 11% compared to 2010, including a 10% increase in base business sales.  This improvement was due primarily to market share gains, but also reflected demand growth, the impact of inflationary product cost increases and approximately 1% growth from favorable currency fluctuations.  Demand growth was evidenced by higher replacement activity attributable to the aging installed base of swimming pools and a modest improvement in consumer discretionary expenditures compared to the restrained levels experienced in 2010.

For a discussion of our base business calculation, see the RESULTS OF OPERATIONS section below.

Gross profit increased 13% compared to 2010, while gross profit as a percentage of net sales (gross margin) increased 40 basis points to 29.6%.  This increase reflects continued improvements in sales, pricing and purchasing discipline and a 10 basis point contribution from higher freight out income, which compensated for higher delivery costs.

Selling and administrative expenses (operating expenses) for 2011 increased 10%, with base business operating expenses up 8% year over year.  This included increases of 4% from higher employee incentive expenses, 1% from higher delivery costs and 1% combined due to bad debt expense and the impact from currency fluctuations.

Operating income for the year improved 24%, while operating income as a percentage of net sales (operating margin) increased 70 basis points to 7.0%.  Net interest expense increased $1.3 million due to the impact of foreign currency transaction gains and losses, with losses of $0.6 million recognized in 2011 compared to gains of $1.5 million recognized in 2010.  Interest expense related to borrowings declined approximately $0.7 million in 2011 due to a lower weighted average effective interest rate on 6% higher average debt compared to 2010.

Net income increased 25% compared to 2010, while earnings per share was up 28% to $1.47 per diluted share.

Financial Position and Liquidity

Cash provided by operations of $75.1 million in 2011 was $3.1 million more than net income and, combined with our $48.6 million increase in debt, funded the following:

•	payments of $6.4 million related to acquisitions;
•	capital expenditures of $19.6 million;
•	quarterly cash dividend payments to shareholders, which totaled $26.5 million for the year; and
•	share repurchases of $71.0 million.

Total net receivables increased 9% compared to December 31, 2010 due primarily to an increase in current trade receivables as a result of December base business sales growth, higher vendor receivables and the impact from the reduction in the allowance for doubtful accounts.  Our allowance for doubtful accounts balance was $5.9 million at December 31, 2011, a $1.2 million decrease compared to December 31, 2010 that reflects both write-offs of certain fully reserved customer accounts and significant improvements in our receivable aging trends.  Days sales outstanding (DSO) improved between periods to 29.9 days at December 31, 2011 compared to 31.6 days at December 31, 2010.

Inventory levels were up 11% to $386.9 million at December 31, 2011 compared to levels at December 31, 2010.  Excluding inventory of approximately $5.5 million from recent acquisitions, inventories increased 10% year over year.  This increase was consistent with the increase in base business sales and virtually all of the inventory growth was in our inventory classes with the highest sales volumes.  Our inventory turns, as calculated on a trailing twelve month basis, slowed to 3.2 times at December 31, 2011 from 3.3 times at December 31, 2010.

Total debt outstanding was $247.3 million at December 31, 2011, an increase of $48.6 million compared to December 31, 2010.

Current Trends and Outlook

The adverse housing and economic trends over the past several years had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 57,000 new units in 2011, construction levels are still down approximately 70% compared to peak levels.  Although general external market factors including consumer confidence, employment, consumer financing and economic growth remain at depressed levels, these factors have shown some improvement and we believe our 2% base business sales growth in 2010 and our 10% base business sales growth in 2011 indicates that most pool markets are growing again and consumers have started to catch up on purchases deferred during the downturn.

Trends have also improved on the irrigation side of our business, with slowly moderating sales declines in 2010 followed by 8% base business sales growth in 2011 driven primarily by market share gains.  Since irrigation is more heavily weighted toward new construction activities and there has not been any meaningful recovery in the housing market, growth rates for this side of our business will probably continue to lag the swimming pool side of the business.

Looking ahead, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and retrofit activity.  We also expect that market conditions will continue to improve, enabling the recovery of replacement, remodeling and new construction activity to normalized levels over the next 8 to 10 years.  We expect that the industry will realize an annual growth rate of approximately 4% to 8% over this time period before reverting back to 3% to 5% annual growth over the longer term.  We believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

In 2012, we expect that the macroeconomic environment will be similar to 2011.  As such, we anticipate that modest industry growth plus additional market share gains driven by our superior customer service and expanding product base will result in 5% to 8% base business sales growth.  This includes our expectation for average inflationary product cost increases of 1% to 2%.  We expect that our gross margin will improve modestly for the year in 2012.  However, we believe that differences in product and geographic sales mix could result in quarterly gross margin comparisons versus 2011 that vary by 30 or more basis points.

The most significant factor impacting our higher expense growth in 2011 was employee incentives.  This increase reflected both the catch-up of incentives to more normalized levels following the business downturn in 2007-2009, and even more significantly, a reward to employees for exceptional performance in 2011.  Considering the level of 2011 employee incentives and given our outlook for 2012, we expect employee incentive costs will be down year-over-year.  Overall, we anticipate a modest increase in expenses in 2012, with higher growth in the first and fourth quarters and less in the second and third quarters due to the timing of our incentive compensation accruals.  The majority of the projected decline in employee incentive costs should be in the second and third quarters, which is when we accrue the majority of our incentive compensation based on our greater profitability in these months.  With more normalized expense growth, we expect base business results will generate operating profit growth as a percentage of base business sales growth (contribution margin) of 20% or higher in 2012.

Based on these expectations, we project that 2012 earnings per share will be approximately $1.69 to $1.79 per diluted share.  We expect cash provided by operations will exceed net income for fiscal 2012.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on the remainder of the past due portion of the aging. As we review these past due accounts, we evaluate collectibility based on a combination of factors, including:

•	aging statistics and trends;
•	customer payment history;
•	independent credit reports; and
•	discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.3% of net sales annually.  Write-offs as a percentage of net sales were 0.2% in 2011, 0.3% in 2010 and 0.4% in 2009.  Write-offs in 2009 and 2010 were higher than our long-term historical average of approximately 0.2% of net sales due to the negative impacts on some of our customer’s businesses from the challenging external environment between 2007 and 2010.  Based on gradually improving external market trends and significant reductions in our past due receivables aging categories during 2010 and 2011, we expect that write-offs will remain at approximately 0.2% of net sales in 2012.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2011, pretax income would change by approximately $1.2 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2011).

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each sales center an adequate inventory of stock keeping units (SKUs) with the highest sales volume. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently have lower velocity. Sales centers classify products into 13 classes based on sales at that location over the past 12 months (or 36 months for tile products). All inventory is included in these classes, except for non-stock special order items and products with less than 12 months of usage. The table below presents a description of these inventory classes:

Class 0	new products with less than 12 months usage (or 36 months for tile products)

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the sales center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past 12 months at the local sales center level, excluding special order products not yet delivered to the customer

Null class	non-stock special order items

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2011, pretax income would change by approximately $1.4 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2011).

Vendor Incentives

Many of our vendor arrangements provide for us to receive incentives of specified amounts of consideration when we achieve any of a number of measures.  These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements.  We account for vendor incentives as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentive earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases, future inventory levels and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions.  Changes in our purchasing mix also impact our incentive estimates, as incentive rates can vary depending on our volume of purchases from specific vendors. We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods.

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

As of December 31, 2011, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

We have operations in 38 states, 1 United States territory and 9 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We are subject to regular audits by federal, state and foreign tax authorities.  Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

Impairment of Goodwill

Our largest intangible asset is goodwill. At December 31, 2011, our goodwill balance was $177.1 million, representing approximately 22% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We are required to test goodwill for impairment annually or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  If the estimated fair value of any of our reporting units has fallen below their carrying value, we compare the estimated fair value of the reporting unit's goodwill to its carrying value. If the carrying value of a reporting unit's goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.

Since we define our operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2011, we had 209 reporting units with allocated goodwill balances.  The highest goodwill balance was $7.1 million for our UK reporting unit.  For the other reporting units, the highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

We estimate the fair value of our reporting units by utilizing a present value model that incorporates our assumptions for projected future cash flows, discount rates and multiples.  In order to determine the reasonableness of the assumptions included in our fair value estimates, we compare the total estimated fair value for all aggregated reporting units to our market capitalization on the date of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.

In October 2011, we performed our annual goodwill impairment test and identified three Horizon locations in Texas that had estimated fair values below their carrying values.  The combined carrying value of goodwill for these three reporting units was $4.6 million.  Since the estimated fair values for each reporting unit’s goodwill was below the respective carrying values, we recognized the total difference of $1.6 million as an impairment loss.  We recorded this impairment in selling and administrative expenses on the Consolidated Statements of Income.  We determined that the goodwill attributed to each of our other reporting units was not impaired.

Based on the combination of their higher goodwill balances and 2011 operating results at approximately break-even levels, we believe that our reporting units most at risk for goodwill impairment include the three Horizon locations in Texas that had a recorded goodwill impairment in 2011 as well as two additional Horizon locations in Texas, one Horizon location in Nevada, one Superior location in New Jersey and our reporting units in the UK and Spain.  As of December 31, 2011, these reporting units had an aggregate goodwill balance of $19.2 million.

If our assumptions or estimates in our fair value calculations change, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Additional impairment charges would decrease operating income and result in lower asset values on our balance sheet.  We performed a sensitivity test for the two key assumptions in our 2011 annual goodwill impairment test and determined that an increase in our estimated weighted average cost of capital of 50 basis points or a decrease in the estimated perpetuity growth rate of 50 basis points could have resulted in the estimated fair value of two additional at risk reporting units falling below their carrying values.  The total incremental calculated goodwill impairment based on this sensitivity test was approximately $0.8 million.

Recent Accounting Pronouncements

We are not aware of any recent accounting pronouncements that will materially impact our Consolidated Financial Statements in future periods.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2011	2010	2009
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.4	70.8	70.8
Gross profit	29.6	29.2	29.2
Operating expenses	22.7	22.9	23.5
Operating income	7.0	6.3	5.7
Interest expense, net	0.4	0.4	0.6
Income before income taxes and equity earnings (losses)	6.5	5.9	5.1

Note:	Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings (losses).

Our discussion of consolidated operating results includes the operating results from acquisitions in 2011, 2010 and 2009.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2011 compared to Fiscal Year 2010

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Net sales	$1,766,651	$1,607,892	$26,667	$5,854	$1,793,318	$1,613,746

Gross profit	523,778	469,515	7,812	1,747	531,590	471,262
Gross margin	29.6%	29.2%	29.3%	29.8%	29.6%	29.2%

Operating expenses	397,822	368,603	8,701	1,414	406,523	370,017
Expenses as a % of net sales	22.5%	22.9%	32.6%	24.2%	22.7%	22.9%

Operating income (loss)	125,956	100,912	(889)	333	125,067	101,245
Operating margin	7.1%	6.3%	(3.3)%	5.7%	7.0%	6.3%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
G.L. Cornell Company	December 2011	1	December 2011
Poolway Schwimmbadtechnik GmbH	November 2011	1	November–December 2011
The Kilpatrick Company, Inc.	May 2011	4	May–December 2011
Turf Equipment Supply Co.	December 2010	3	January–December 2011 and December 2010
Pool Boat and Leisure, S.A.	December 2010	1	January–December 2011 and December 2010
Les Produits de Piscine Metrinox Inc.	April 2010	2	January–June 2011 and April–June 2010

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of December 31, 2011):

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

The table below summarizes the changes in our sales centers during 2011:

December 31, 2010	291
Acquired	6
New locations	4
Consolidated	(3)
December 31, 2011	298

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

	Year Ended December 31,
(in millions)	2011	2010	Change
Net sales	$1,793.3	$1,613.7	$179.6	11%

Net sales for 2011 increased 11% compared to 2010, including a 10% increase in base business sales and a 1% increase related to our recent acquisitions and new sales centers.  Our base business sales growth included a 10% increase on the swimming pool side of the business and an 8% increase on the irrigation side of the business.  The principal driver of base business sales growth was market share gains, which we attributed to continued improvements in customer service levels, benefits from our focus on the building materials product segment and retail customer segment of our industry and further expansion of our product offerings.   Other factors contributing to the sales growth included the following (listed in order of estimated magnitude):

•	higher replacement activity attributable to the aging installed base of swimming pools;
•	the impact of inflationary product cost increases (estimated at approximately 2%);
•	a modest improvement in consumer discretionary expenditures compared to the restrained levels experienced in 2010; and
•	approximately 1% growth from favorable currency fluctuations.

One example of our success in achieving market share gains was the 18% sales growth for our building material products, which include tile and specialty pool finish products.  The impact of double digit sales growth rates for products related to replacement and remodel activity was partially offset by lower growth rates for maintenance and repair products.  Chemical sales grew 4% compared to 2010, with volumes up close to 6% and an unfavorable impact of 2% from price deflation on certain chemical products.

We realized more moderate sales growth rates in the last nine months of 2011 compared to the 15% base business sales growth realized in the first quarter of 2011, which had easier sales comparisons to the same period in 2010 and benefited from more favorable weather conditions across most of the sunbelt markets compared to the first quarter of 2010.  See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 32.

Gross Profit

	Year Ended December 31,
(in millions)	2011	2010	Change
Gross profit	$531.6	$471.3	$60.3	13%
Gross margin	29.6%	29.2%

Gross margin increased 40 basis points between periods, reflecting continued improvements in sales, pricing and purchasing discipline.  This included a continued migration of sales to higher margin preferred vendor and Pool Corporation branded products and some benefit attributed to the impact of mid-year vendor price increases implemented by some vendors.  We realized a favorable impact of 10 basis points related to higher freight out income, which compensated for higher delivery costs included in operating expenses.  In 2011, we also experienced a more normalized competitive pricing environment in some markets compared to the past few years when our industry contracted.

Year over year gross margin comparisons varied by quarter, with improvements of 90 basis points in the seasonally slower first quarter, 50 basis points in the second quarter and 60 basis points in the third quarter compared to a decline of 60 basis points in the fourth quarter.  The majority of the improvement in the first quarter was due to an easier comparison to the first quarter of 2010 when our gross margin was down 110 basis points from the first quarter of 2009.  Fourth quarter margins were down due primarily to the favorable impact on fourth quarter 2010 gross margin from certain non-recurring vendor incentives.

Operating Expenses

	Year Ended December 31,
(in millions)	2011	2010	Change
Operating expenses	$406.5	$370.0	$36.5	10%
Operating expenses as a percentage of net sales	22.7%	22.9%

Total operating expenses increased 10% compared to 2010, including an 8% increase in base business operating expenses due primarily to the following:

•
a $15.4 million increase in employee incentive costs, which reflected the catch-up of incentives to more normalized levels following the business downturn in 2007-2009, rewards to employees for exceptional financial and operational performance in 2011, and accruals for our longer-term senior management incentive program;

•	other variable expenses, which increased along with our base business sales growth;
•	a $3.3 million increase in delivery costs, including higher delivery volumes and higher fuel costs;
•
a $2.1 million increase in bad debt expense, which reflects a normalized expense level compared to 2010 when we recorded an adjustment in the second quarter that reduced the allowance for doubtful accounts due to significantly better than expected customer collections;

•	a $2.1 million impact from currency fluctuations; and
•	$1.6 million of goodwill impairment expense.

The only significant base business expense reduction compared to 2010 was a $2.1 million decline in facility lease costs, which reflected the continued but moderating impact from lower negotiated lease rates and facility consolidations in 2010 and 2011.

Interest Expense, net

Interest expense, net increased $1.3 million due primarily to the impact of foreign currency transaction gains and losses, with losses of $0.6 million recognized in 2011 compared to gains of $1.5 million recognized in 2010.  Interest expense related to borrowings declined approximately $0.7 million in 2011, despite a $0.3 million realized loss related to the early termination of interest rate swaps in the fourth quarter.  The decline in interest expense on borrowings was due to a lower weighted average effective interest rate on 6% higher average debt compared to 2010.  The weighted average effective interest rate decreased to 2.6% in 2011 from 3.0% in 2010.

Income Taxes

Our effective income tax rate was 38.70% at December 31, 2011 and 39.20% at December 31, 2010.  The decline in rates between years was due primarily to tax credits and other benefits realized in 2011 that we do not expect to realize in 2012.  There were no significant changes in our estimates related to our income tax provision.

Net Income and Earnings Per Share

Net income increased 25% to $72.0 million in 2011, while earnings per share increased 28% to $1.47 per diluted share.  This increase included accretive impacts of approximately $0.05 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities and approximately $0.02 per diluted share from favorable currency fluctuations in 2011.

Fiscal Year 2010 compared to Fiscal Year 2009

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2010	2009	2010	2009	2010	2009
Net sales	$1,555,647	$1,521,529	$58,099	$18,265	$1,613,746	$1,539,794

Gross profit	456,400	445,300	14,862	4,424	471,262	449,724
Gross margin	29.3%	29.3%	25.6%	24.2%	29.2%	29.2%

Operating expenses	355,454	355,760	14,563	5,524	370,017	361,284
Expenses as a % of net sales	22.8%	23.4%	25.1%	30.2%	22.9%	23.5%

Operating income (loss)	100,946	89,540	299	(1,100)	101,245	88,440
Operating margin	6.5%	5.9%	0.5%	(6.0)%	6.3%	5.7%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Turf Equipment Supply Co.	December 2010	3	December 2010
Pool Boat and Leisure, S.A.	December 2010	1	December 2010
Les Produits de Piscine Metrinox Inc.	April 2010	2	April–December 2010
General Pool & Spa Supply, Inc. (GPS) (1)	October 2009	7	January–December 2010 and October–December 2009
Proplas Plasticos, S.L. (Proplas)	November 2008	0	January–February 2010 and January–February 2009

(1)	We acquired 10 GPS sales centers and consolidated 3 of these with existing sales centers as of December 31, 2009.

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2011, approximately 67% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2011 and 2010. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$312,889	$706,423	$503,584	$270,422	$269,833	$647,467	$455,020	$241,426
Gross profit	91,410	211,439	147,906	80,835	76,292	190,534	130,869	73,567
Operating income (loss)	576	97,921	40,913	(14,343)	(7,888)	88,869	37,047	(16,783)
Net income (loss)	(638)	58,577	24,169	(10,115)	(6,111)	52,770	22,784	(11,805)

Net sales as a % of annual
net sales	17%	39%	28%	15%	17%	40%	28%	15%
Gross profit as a % of annual
gross profit	17%	40%	28%	15%	16%	40%	28%	16%
Operating income (loss) as a
% of annual operating income	0%	78%	33%	(11)%	(8)%	88%	37%	(17)%

Balance Sheet Data
Receivables, net	$173,787	$266,032	$160,647	$110,555	$157,568	$238,638	$155,252	$101,543
Product inventories, net	438,791	389,763	337,698	386,924	382,380	331,537	306,609	347,439
Accounts payable	303,395	247,904	120,221	177,437	251,590	221,374	127,995	169,700
Total debt	280,157	306,049	268,700	247,300	278,150	266,131	231,200	198,700

Note:	Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

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
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
(primarily in the northern half of the U.S. and Canada)

Overall, we believe that weather had a small favorable impact on sales in 2011.   Sales benefited from favorable weather conditions in the Southeast and Southwest, including record high temperatures in Texas, although this impact was partially offset by unfavorable conditions throughout the year on the West Coast due to cooler than average temperatures.  In the first quarter of 2011, our sales benefited from much more favorable weather conditions across the Sunbelt markets compared to the same period in 2010.  Sales in our North Texas and Oklahoma markets were also positively impacted by repair and replacement activity for freeze damaged pool equipment.  While our sales in the second quarter of 2011 benefited from above average temperatures across the Southeast, a slow start to the pool season in the Midwest (due to record precipitation levels) and closer to average temperatures across the Northeast resulted in some unfavorable comparisons to the same period in 2010.   In the third quarter of 2011, we estimate that the weather impact on sales was neutral overall compared to both the same period in 2010 and long-term averages.  Weather conditions were more favorable in the fourth quarter of 2011, with warmer temperatures across much of the Eastern half of the country compared to the fourth quarter of 2010.

Our first quarter 2010 sales were negatively impacted by unfavorable weather conditions across the Sunbelt markets between January and mid-March, including record cold weather in Florida and much colder than average temperatures across the rest of the Southeast.  However, warmer weather in these regions during the latter half of March and near record warm temperatures in March across our markets in the Northeast and Canada helped drive a late rebound in our daily sales rates and flat base business sales overall for March compared to the same period in 2009.  Sales in our second and third quarters of 2010 benefitted from much more favorable weather conditions across the Southeast, Midwest and Northeast compared to the same periods in 2009, including record or near record high temperatures across the eastern half of the United States and our markets in Canada during the second quarter of 2010.  However, this benefit was largely offset by the adverse impact from unseasonably cool weather along the West Coast throughout the 2010 pool season, most notably in California, our largest market.

While weather conditions in the first quarter of 2009 were generally favorable, we did not realize any positive impact on sales given the overriding adverse economic environment.  Unfavorable weather delayed the start of the pool season in 2009 in most markets due to much colder than average temperatures in April.  Throughout the second quarter of 2009, weather conditions were unfavorable overall and adversely impacted sales due to cold and wet conditions in the Midwest and Northeast.  The Southwest also experienced unseasonably cool and wet weather during June.  While weather conditions were favorable in the Western U.S. and Florida in the third quarter of 2009 due to warmer than average temperatures, our sales were also negatively impacted due to much colder than normal temperatures that shortened the pool season in most Central and Northern markets and higher than normal rainfall in the South Central United States.  Near record precipitation across most of the Central and Southeast regions and much colder than average temperatures in the Western half of the United States negatively impacted our fourth quarter 2009 sales.

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

While historically our capital expenditures have averaged 0.5% to 0.75% of net sales, they were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  In 2011, capital expenditures increased to 1.1% of net sales since we began purchasing rather than leasing new vehicles and forklifts.  Going forward, we project capital expenditures will be relatively consistent with 2011 and average approximately 1.0% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Operating activities	$75,103	$93,959	$113,250
Investing activities	(25,578)	(14,251)	(18,105)
Financing activities	(40,554)	(85,158)	(99,344)

Cash provided by operations in 2011 exceeded net income by $3.1 million.  Compared to last year, cash provided by operations decreased primarily due to our drawdown of inventories in 2010 and the impact of higher comparative inventory levels in 2011.  The increase in cash used in investing activities compared to 2010 reflects higher capital expenditures, which included a few large information technology upgrade projects and an impact of approximately $6.1 million related to purchasing rather than leasing new vehicles and forklifts in 2011.  Cash used in financing activities in 2011 reflects $48.6 million of net debt borrowings, which helped fund $71.0 million of share repurchases.

On October 19, 2011, we entered into a new $430.0 million unsecured syndicated senior credit facility (the Credit Facility) described further below.  Since the Credit Facility replaced and refinanced the outstanding balances under our $240.0 million unsecured revolving credit facility (the Previous Revolver), proceeds from and payments on revolving lines of credit in 2011 reflect the $161.5 million payoff of the Previous Revolver.

Cash provided by operations in 2010 declined $19.3 million compared to 2009 due primarily to a decline in cash generated from working capital improvements.  In 2009, cash provided by operations benefited from a 17% year over year reduction in accounts receivable balances and a 12% year over year reduction in inventory levels as of December 31, 2009.   This benefit to cash provided by operations in 2009 more than offset the unfavorable impact of paying our $30.0 million deferred third and fourth quarter 2008 estimated federal income taxes in January 2009.  In 2010, the decrease in cash used in investing activities was due to comparatively lower cash paid for acquisitions.  The change between periods in cash flows used in financing activities reflects lower net debt payments in 2010, which correlates with the comparative decline in cash provided by operating activities, partially offset by the impact of our share repurchases in the fourth quarter of 2010.

Future Sources and Uses of Cash

The Credit Facility provides for $430.0 million in borrowing capacity under a five-year revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $505.0 million.  The Credit Facility matures on October 19, 2016.

At December 31, 2011, there was $147.3 million outstanding and $280.0 million available for borrowing under the Credit Facility.  We currently have five interest rate swap agreements in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap agreements convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  The swap agreement with a 1.050% fixed rate was effective January 17, 2012 and the swap agreement with a 0.990% fixed rate was effective January 19, 2012.  The other three swap agreements were in place as of December 31, 2011.  All five swap agreements will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of December 31, 2011 was approximately 2.2%, excluding commitment fees.

We used the Credit Facility to pay our $100.0 million Floating Rate Senior Notes (the Notes) at maturity on February 12, 2012.  We also intend to use the Credit Facility for general corporate purposes and to fund future growth initiatives.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2011, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility). As of December 31, 2011, our average total leverage ratio equaled 1.80 (compared to 1.99 as of December 31, 2010) and the TTM average total debt amount used in this calculation was $261.1 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR (as defined in the Credit Facility) divided by TTM Interest Expense (as defined in the Credit Facility) paid or payable in cash plus TTM Rental Expense (as defined in the Credit Facility). As of December 31, 2011, our fixed charge ratio equaled 3.26 (compared to 2.78 as of December 31, 2010) and TTM Rental Expense was $53.5 million.

The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the Credit Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  Further, dividends must be declared and paid in a manner consistent with our past practice.  Under the Credit Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 2.50 to 1.00.  Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of the Credit Facility could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

As of December 31, 2011, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2012. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 21, 2012, $68.2 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

Contractual Obligations

At December 31, 2011 our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Long-term debt	$243,700	$—	$—	$243,700	$—
Operating leases	149,657	41,952	60,188	33,264	14,253
	$393,357	$41,952	$60,188	$276,964	$14,253

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2011 outstanding balances of each of our debt instruments, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2011 for the remaining outstanding balances not covered by our swaps.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity date of the Credit Facility.

		Estimated Payments due by Period
		Less than			More than
	Total	1 year	1-3 years	3-5 years	5 years
Interest	$24,472	$5,023	$10,206	$9,243	$—

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

In 2011, there was no interest rate risk related to the notional amounts under our interest rate swaps for the Previous Revolver, the Credit Facility and the Notes.  The portions of our outstanding balances under the Previous Revolver, the Credit Facility and the Notes that were not covered by our interest rate swaps were subject to variable interest rates.  To calculate the potential impact in 2011 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amounts under the Previous Revolver or the Credit Facility, in each case excluding the accordion feature.  In this analysis, we assumed that the variable interest rates for these instruments and the Notes increased 1.0%.  Based on this calculation, our pretax income would have decreased by approximately $2.8 million and earnings per share would have decreased by approximately $0.04 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2011).  The maximum amount available under the Previous Revolver was $240.0 million excluding the $75.0 million accordion feature.

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

Currency Risk

We have wholly owned subsidiaries in Canada, the United Kingdom, Belgium, France, Germany, Italy, Portugal, Spain and Mexico.  Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings.  Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 10.3% of total net sales in 2011, our exposure to currency rate fluctuations could be material in 2012 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 29, 2012

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2011	2010	2009

Net sales	$1,793,318	$1,613,746	$1,539,794
Cost of sales	1,261,728	1,142,484	1,090,070
Gross profit	531,590	471,262	449,724
Selling and administrative expenses	406,523	370,017	361,284
Operating income	125,067	101,245	88,440
Interest expense, net	7,964	6,619	9,667
Income before income taxes and equity earnings (losses)	117,103	94,626	78,773
Provision for income taxes	45,319	37,093	30,957
Equity earnings (losses) in unconsolidated investments, net	209	105	(28,614)
Net income	$71,993	$57,638	$19,202

Earnings per share:
Basic	$1.49	$1.17	$0.39
Diluted	$1.47	$1.15	$0.39
Weighted average shares outstanding:
Basic	48,158	49,469	48,649
Diluted	48,987	50,161	49,049

Cash dividends declared per common share	$0.55	$0.52	$0.52

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2011	2010

Assets
Current assets:
Cash and cash equivalents	$17,487	$9,721
Receivables, net	110,555	101,543
Product inventories, net	386,924	347,439
Prepaid expenses and other current assets	11,298	7,678
Deferred income taxes	11,737	10,211
Total current assets	538,001	476,592

Property and equipment, net	41,394	30,685
Goodwill	177,103	178,516
Other intangible assets, net	11,738	12,965
Equity interest investments	980	966
Other assets, net	29,406	28,821
Total assets	$798,622	$728,545

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$177,437	$169,700
Accrued expenses and other current liabilities	53,398	41,704
Current portion of long-term debt and other long-term liabilities	22	134
Total current liabilities	230,857	211,538

Deferred income taxes	32,993	25,593
Long-term debt	247,300	198,700
Other long-term liabilities	7,726	7,532
Total liabilities	518,876	443,363

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 47,366,997 shares issued and outstanding at December 31, 2011; and 49,381,678 shares issued and 49,278,578 outstanding at December 31, 2010	47	49
Additional paid-in capital	243,180	218,744
Retained earnings	34,299	67,681
Treasury stock	—	(2,344)
Accumulated other comprehensive income	2,220	1,052
Total stockholders' equity	279,746	285,182
Total liabilities and stockholders' equity	$798,622	$728,545

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2011	2010	2009

Operating activities
Net income	$71,993	$57,638	$19,202
Adjustments to reconcile net income to net cash provided by operating activitites:
Depreciation	9,746	8,980	9,091
Amortization	1,559	2,348	2,454
Share-based compensation	8,233	7,790	6,429
Excess tax benefits from share-based compensation	(3,118)	(1,877)	(2,408)
Provision for doubtful accounts receivable, net of write-offs	(1,202)	(4,324)	(2,762)
Provision for inventory obsolescence, net	(11)	(721)	(24)
Change in deferred income taxes	2,605	1,795	(560)
Loss on sale of property and equipment	263	324	362
Equity (earnings) losses in unconsolidated investments	(209)	(105)	30,036
Losses (gains) on foreign currency transactions	592	(1,498)	(1,846)
Goodwill impairment	1,550	—	310
Other	195	145	115
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(5,887)	4,832	25,441
Product inventories	(35,339)	15,951	56,676
Prepaid expenses and other assets	(2,951)	4,694	(6,178)
Accounts payable	6,402	(14,417)	(1,815)
Accrued expenses and other current liabilities	20,682	12,404	(21,273)
Net cash provided by operating activities	75,103	93,959	113,250

Investing activities
Acquisition of businesses, net of cash acquired	(5,934)	(6,173)	(10,937)
Purchases of property and equipment, net of sale proceeds	(19,454)	(8,078)	(7,168)
Other investments	(190)	—	—
Net cash used in investing activities	(25,578)	(14,251)	(18,105)

Financing activities
Proceeds from revolving line of credit	749,349	453,039	446,937
Payments on revolving line of credit	(700,749)	(457,568)	(499,237)
Proceeds from asset-backed financing	—	—	57,000
Payments on asset-backed financing	—	—	(77,792)
Payments on long-term debt and other long-term liabilities	(149)	(48,225)	(6,157)
Payments of deferred acquisition consideration	(500)	(1,000)	—
Payments of deferred financing costs	(1,674)	(145)	(305)
Excess tax benefits from share-based compensation	3,118	1,877	2,408
Proceeds from stock issued under share-based compensation plans	13,085	6,293	4,283
Payments of cash dividends	(26,470)	(25,746)	(25,310)
Purchases of treasury stock	(76,564)	(13,683)	(1,171)
Net cash used in financing activities	(40,554)	(85,158)	(99,344)
Effect of exchange rate changes on cash and cash equivalents	(1,205)	(672)	4,280
Change in cash and cash equivalents	7,766	(6,122)	81
Cash and cash equivalents at beginning of year	9,721	15,843	15,762
Cash and cash equivalents at end of year	$17,487	$9,721	$15,843

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands, amounts in Dollars except share data)

						Accumulated
				Additional		Other
	Common Stock		Treasury	Paid-In	Retained	Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2008	48,218	48	—	189,665	54,407	(2,386)	241,734
Net income	—	—	—	—	19,202	—	19,202
Foreign currency translation	—	—	—	—	—	2,434	2,434
Interest rate swaps, net of tax of $1,299	—	—	—	—	—	2,178	2,178
Comprehensive income, net of tax							23,814
Treasury stock; 49 shares	—	—	(1,171)	—	—	—	(1,171)
Retirement of treasury shares	(49)	—	1,171	—	(1,171)	—	—
Share-based compensation	—	—	—	6,429	—	—	6,429
Exercise and lapse of share-based awards, including tax benefit of $2,408	558	1	—	5,846	—	—	5,847
Declaration of cash dividends	—	—	—	—	(25,310)	—	(25,310)
Issuance of restricted stock, net	206	—	—	—	—	—	—
Employee stock purchase plan	58	—	—	844	—	—	844
Balance at December 31, 2009	48,991	49	—	202,784	47,128	2,226	252,187
Net income	—	—	—	—	57,638	—	57,638
Foreign currency translation	—	—	—	—	—	(2,170)	(2,170)
Interest rate swaps, net of tax of $645	—	—	—	—	—	996	996
Comprehensive income, net of tax							56,464
Treasury stock	(638)	—	(13,683)	—	—	—	(13,683)
Retirement of treasury shares; 535 shares	—	—	11,339	—	(11,339)	—	—
Share-based compensation	—	—	—	7,790	—	—	7,790
Exercise and lapse of share-based awards, including tax benefit of $1,877	651	—	—	7,287	—	—	7,287
Declaration of cash dividends	—	—	—	—	(25,746)	—	(25,746)
Issuance of restricted stock, net	220	—	—	—	—	—	—
Employee stock purchase plan	54	—	—	883	—	—	883
Balance at December 31, 2010	49,278	49	(2,344)	218,744	67,681	1,052	285,182
Net income	—	—	—	—	71,993	—	71,993
Foreign currency translation	—	—	—	—	—	(609)	(609)
Interest rate swaps, net of tax of $1,152	—	—	—	—	—	1,777	1,777
Comprehensive income, net of tax							73,161
Treasury stock	(3,034)	—	(76,564)	—	—	—	(76,564)
Retirement of treasury shares; 3,137 shares	—	(3)	78,908	—	(78,905)	—	—
Share-based compensation	—	—	—	8,233	—	—	8,233
Exercise and lapse of share-based awards, including tax benefit of $3,118	959	1	—	15,292	—	—	15,293
Declaration of cash dividends	—	—	—	—	(26,470)	—	(26,470)
Issuance of restricted stock, net	120	—	—	—	—	—	—
Employee stock purchase plan	44	—	—	911	—	—	911
Balance at December 31, 2011	47,367	47	—	243,180	34,299	2,220	279,746

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2011, Pool Corporation and our wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), operated 298 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: SCP Distributors LLC (SCP), Superior Pool Products LLC (Superior) and Horizon Distributors, Inc. (Horizon).  Superior and Horizon are both wholly owned subsidiaries of SCP, which is a wholly owned subsidiary of Pool Corporation.

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

We record revenue when customers take delivery of products.  Customers may pick up products at any sales center location, or products may be delivered via our trucks or third party carriers.  Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point.  We include shipping and handling fees billed to customers as freight out income within net sales.

We offer volume incentives to some of our customers and we account for these incentives as an adjustment to sales.  We estimate the amount of volume incentives earned based on our estimate of cumulative sales for the fiscal year relative to our customers’ progress toward achieving minimum purchase requirements.  We record customer returns, including those associated with early buy programs, as an adjustment to sales.  In the past, customer returns have not been material.  Other items that we record as adjustments to sales include cash discounts, pricing adjustments and credit card fees related to customer payments.

We also report sales net of tax amounts that we collect from our customers and remit to governmental authorities.  These tax amounts may include, but are not limited to, sales, use, value added and some excise taxes.

Vendor Incentives

Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration when we achieve any of a number of measures.  These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements.  We account for such incentives as a reduction of the prices of the vendor’s products and therefore as a reduction of inventory until we sell the product, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

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

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2011	2010	2009
$33,588	$29,924	$28,482

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date.  For stock option awards, we use a Black-Scholes model for estimating the grant date fair value.  For additional discussion of share-based compensation, see Note 7.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2011	2010	2009
$5,484	$5,534	$4,990

Income Taxes

We record deferred tax assets or liabilities based on differences between the financial reporting and the tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

We record a valuation allowance to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their future realization. We consider many factors when assessing the likelihood of future realization including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors. For additional discussion of income taxes, see Note 8.

Equity Method Investments

We account for our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in this investment.

Prior to January 2010, we held a 38% equity investment in Latham Acquisition Corporation (LAC), which we accounted for using the equity method of accounting.  We recognized a total equity loss of $28.7 million in 2009 for LAC, including a $26.5 million equity loss in September 2009 related to our pro rata share of LAC’s non-cash goodwill and other intangible asset impairment charge.  Since our pro rata share of this impairment charge exceeded our equity investment balance, it reduced the recorded value of our investment in LAC to zero.  In December 2009, LAC filed for bankruptcy.  LAC’s Plan of Reorganization was approved by the United States Bankruptcy Court for the District of Delaware in January 2010, allowing it to emerge from bankruptcy.  As of the date of the approval, we no longer had an equity interest in LAC and did not recognize any impact related to LAC’s fiscal 2010 or 2011 results.

Earnings Per Share

We calculate basic earnings per share by dividing net income or loss by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted earnings per share includes the dilutive effects of other share-based awards.  For additional discussion of earnings per share, see Note 9.

Foreign Currency

The functional currency of each of our foreign subsidiaries is their applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates.  We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.  We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest expense, net on the Consolidated Statements of Income.  We realized net foreign currency transaction losses of $0.6 million in 2011 and net gains of $1.5 million in 2010 and $1.8 million in 2009.

Fair Value Measurements and Interest Rate Swaps

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swaps.  We use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about risk when appropriate.

As of December 31, 2011, we had three interest rate swaps in place to reduce our exposure to fluctuations in interest rates.  We designated these swaps as cash flow hedges and we record the changes in fair value of these swaps to Accumulated other comprehensive income (loss).  If our interest rate swaps became ineffective, we would immediately recognize the changes in fair value of our swaps in earnings.  We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  For additional discussion of our interest rate swaps, see Note 5 and Note 6.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due.  Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on the remainder of the past due portion of the aging.  During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2011	2010	2009
Balance at beginning of year	$7,102	$11,426	$13,688
Bad debt expense	2,958	779	4,643
Write-offs, net of recoveries	(4,160)	(5,103)	(6,405)
Reclassified balance (1)	—	—	(500)
Balance at end of year	$5,900	$7,102	$11,426

(1)
In 2009, we reclassified a specific trade accounts receivable reserve balance to offset an outstanding customer note receivable balance that was recorded in other non-current assets on the Consolidated Balance Sheets.

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by class with particular emphasis on stock keeping units with the weakest sales over the previous 12 months (or 36 months for tile products). The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;
•	changes in customer preferences or regulatory requirements;
•	seasonal fluctuations in inventory levels;
•	geographic location; and
•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2011	2010	2009
Balance at beginning of year	$7,084	$7,805	$8,448
Acquisition of businesses, net (1)	—	—	(619)
Provision for inventory write-downs	3,590	875	1,967
Deduction for inventory write-offs	(3,601)	(1,596)	(1,991)
Balance at end of year	$7,073	$7,084	$7,805

(1)	Amount reflects activity for acquisitions made prior to current accounting provisions for business combinations, which we applied prospectively as discussed below under ‘Acquisitions’.

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements	1 - 10 years (1)
Autos and trucks	3 - 5 years
Machinery and equipment	3 - 10 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2011	2010	2009
$9,746	$8,980	$9,091

Acquisitions

Effective January 1, 2009, we adopted and prospectively applied new accounting guidance related to business combinations.  We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date.  Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value, if we can reasonably estimate fair value during the measurement period (which cannot exceed one year from the acquisition date).  We expense all acquisition related costs as incurred, including any restructuring costs associated with a business combination.

We remeasure any contingent liabilities at fair value in each subsequent reporting period.  If our initial acquisition accounting is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for incomplete items.  Once we obtain information required to finalize the accounting for incomplete items, we retrospectively adjust the provisional amounts recognized as of the acquisition date.  We make adjustments to these provisional amounts during the measurement period.

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

For our annual goodwill impairment test, we estimate the fair value of our reporting units by utilizing a present value model that incorporates our assumptions for projected future cash flows, discount rates and multiples.  If the estimated fair value of any of our reporting units has fallen below their carrying value, we compare the estimated fair value of the reporting unit's goodwill to its carrying value.  If the carrying value of a reporting unit's goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.  Since we define our operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  For additional discussion of goodwill and other intangible assets, see Note 3.

Self Insurance

We are self-insured for employee health benefits, workers’ compensation coverage, automobile and property and casualty insurance.  To limit our exposure, we also maintain excess and aggregate liability coverage.  We establish self-insurance reserves based on estimates of claims incurred but not reported and information that we obtain from third-party service providers regarding known claims. Our management reviews these reserves based on consideration of various factors, including but not limited to the age of existing claims, estimated settlement amounts and other historical claims data.

Supplemental Cash Flow Information

The supplemental disclosures to the accompanying Consolidated Statements of Cash Flows are as follows (in thousands):

	Year Ended December 31,
	2011	2010	2009
Cash paid during the year for:
Interest	$7,104	$7,690	$10,968
Income taxes, net of refunds (1)	39,771	25,965	60,234

(1)
The 2009 payments included $30.0 million for third and fourth quarter 2008 estimated federal income taxes, which were deferred as allowed by Internal Revenue Service Notice 2008-200 issued following Hurricane Gustav.

Note 2 - Acquisitions

2011 Acquisitions

In May 2011, we acquired certain distribution assets of The Kilpatrick Company, Inc., a regional distributor of landscape and irrigation products and a provider of equipment services with four sales center locations in South Florida.  In November 2011, we acquired the distribution assets of Poolway Schwimmbadtechnik GmbH, a manufacturer of swimming pool walls and filtration kits and a distributor of swimming pool products and supplies with one sales center in Germany.  In December 2011, we acquired the distribution assets of G.L. Cornell Company, a distributor of golf course equipment and irrigation products and a provider of equipment services with one sales center location in Maryland.

We completed our initial acquisition accounting for each of our 2011 acquisitions, subject to adjustments in accordance with the terms of the purchase agreements during the measurement period.  These acquisitions did not have a material impact on our financial position or results of operations.

2010 Acquisitions

In April 2010, we acquired Les Produits de Piscine Metrinox Inc. (Metrinox), a swimming pool products distributor with two sales centers in Quebec, Canada.  In December 2010, we acquired the distribution assets of Turf Equipment Supply Company, a leading distributor of landscape and irrigation products and services with three sales centers in Las Vegas, and the distribution assets of Pool Boat and Leisure, S.A., a swimming pool products distributor with one sales center in Belgium.

In 2011, we completed the acquisition accounting for each of our 2010 acquisitions.  These acquisitions did not have a material impact on our financial position or results of operations.

2009 Acquisitions

In October 2009, we acquired the distribution assets of General Pool & Spa Supply, Inc. (GPS), a leading regional swimming pool and spa products distributor.  GPS was based in Northern California and operated 10 distribution sales centers.  As of December 31, 2009, we had consolidated three of the acquired sales centers into our existing sales centers.  We completed the acquisition accounting for GPS in the fourth quarter of 2010.  This acquisition did not have a material impact on our financial position or results of operations.

Note 3 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Balance at December 31, 2009	$176,923
Acquired goodwill	1,164
Purchase price adjustments, net	429
Balance at December 31, 2010	178,516
Acquired goodwill	137
Goodwill impairment	(1,550)
Balance at December 31, 2011	$177,103

The goodwill balance as of December 31, 2009 and December 31, 2010 reflects accumulated impairment losses of $0.7 million.  As of October 1, 2011, we had 209 reporting units with allocated goodwill balances.  The highest goodwill balance was $7.1 million for our UK reporting unit.  For the other reporting units, the highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

In October 2011, we performed our annual goodwill impairment test and identified three Horizon locations in Texas that had estimated fair values below their carrying values.  The combined carrying value of goodwill for these three reporting units was $4.6 million.  Since the estimated fair values for each reporting unit’s goodwill was below the respective carrying values, we recognized the total difference of $1.6 million as an impairment loss.  We recorded this impairment in selling and administrative expenses on the Consolidated Statements of Income.  We determined that the goodwill attributed to each of our other reporting units was not impaired.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2011	2010
Horizon tradename (indefinite life)	$8,400	$8,400
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	10,223	10,223
Employment contracts (1)	650	650
Distribution agreement (1)	6,115	6,115
Other intangible assets	26,888	26,888
Less accumulated amortization	(15,150)	(13,923)
Other intangible assets, net	$11,738	$12,965

              (1)   The employment contracts and distribution agreement intangibles were fully amortized as of December 31, 2008.

The Horizon tradename has an indefinite useful life and is not subject to amortization.  However, we evaluate the useful life of this intangible asset and test for impairment annually.  The NPT tradename and the non-compete agreements have finite useful lives and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives.  The useful lives for our non-compete agreements are based on their contractual terms.

Other intangible amortization expense was $1.2 million in 2011, $1.9 million in 2010 and $1.8 million in 2009.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2012	$854
2013	790
2014	647
2015	135
2016	75

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2011	2010
Receivables, net:
Trade accounts	$85,321	$80,705
Vendor incentives	29,373	24,727
Other, net	1,761	3,213
Total receivables	116,455	108,645
Less allowance for doubtful accounts	(5,900)	(7,102)
Receivables, net	$110,555	$101,543

Prepaid expenses and other current assets:
Prepaid expenses	$7,527	$7,354
Other current assets	3,771	324
Prepaid expenses and other current assets	$11,298	$7,678

Property and equipment, net:
Land	$1,641	$1,641
Building	2,188	2,250
Leasehold improvements	24,820	21,825
Autos and trucks	7,099	1,929
Machinery and equipment	24,433	22,161
Computer equipment	31,616	27,835
Furniture and fixtures	7,480	6,608
Fixed assets in progress	2,000	1,962
Total property and equipment	101,277	86,211
Less accumulated depreciation	(59,883)	(55,526)
Property and equipment, net	$41,394	$30,685

Other assets, net:
Non-current deferred tax assets, net	$22,457	$22,779
Other, net	6,949	6,042
Other assets, net	$29,406	$28,821

Accrued expenses and other current liabilities:
Salaries and bonuses	$36,141	$20,705
Current deferred tax liabilities	2,976	3,226
Other	14,281	17,773
Accrued expenses and other current liabilities	$53,398	$41,704

Note 5 - Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2011	2010
Long-term debt:
Revolving Credit Facility, variable rate (described below)	$147,300	$98,700
Floating Rate Senior Notes (described below)	100,000	100,000
Total debt	$247,300	$198,700

Revolving Credit Facility

On October 19, 2011, we entered into a new $430.0 million unsecured syndicated senior credit facility (the Credit Facility), along with our wholly owned subsidiaries SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower.  The Credit Facility provides us with an increased borrowing capacity under a five-year revolving credit facility that matures on October 19, 2016.  The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $505.0 million.  The Credit Facility replaced our amended and restated unsecured senior credit facility (the Previous Credit Facility) dated December 20, 2007, which provided for $240.0 million in borrowing capacity through a five-year revolving credit facility (the Previous Revolver) that was scheduled to mature on December 20, 2012.

Our obligations under the Credit Facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.  The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type.  If we default under the Credit Facility, the lenders may terminate their obligations under the Credit Facility and may require us to repay all amounts.

At December 31, 2011, there was $147.3 million outstanding and $280.0 available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2011 was approximately 2.2%, excluding commitment fees.

Revolving borrowings under the Credit Facility bear interest, at our option, at either of the following and in each case plus an applicable margin:

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

The interest rate margins on the borrowings and letters of credit are based on our leverage ratio and will range from 1.225% to 1.900% on LIBOR and swingline loans, and from 0.225% to 0.900% on Base Rate and Canadian Base Rate loans.   Borrowings under the swingline loans are based on the LIBOR Market Index Rate plus any applicable margin.  We are also required to pay an annual facility fee ranging from 0.150% to 0.350%, depending on our leverage ratio.

Based on our intention to repay the Floating Rate Senior Notes using the increased capacity under the Credit Facility, we reclassified the $100.0 million balance from the Current portion of long-term debt and other long-term liabilities to Long-term debt as of September 30, 2011.  We also plan to use the Credit Facility for general corporate purposes and to fund future growth initiatives.

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  The Notes are due February 12, 2012 and accrue interest on the unpaid principal balance at a floating rate equal to a spread of 0.600% over three-month LIBOR, as adjusted from time to time.  The Notes have scheduled quarterly interest payments that are due on February 12, May 12, August 12 and November 12 of each year.  The Notes are unsecured and are guaranteed by each domestic subsidiary that is or becomes a borrower or guarantor under the Credit Facility.  In the event we have a change of control, the holders of the Notes will have the right to put the Notes back to us at par.  The weighted average effective interest rate on the Notes was approximately 3.3% for the year ended December 31, 2011.  See discussion of our interest rate swaps below.

Interest Rate Swaps

As of December 31, 2011, we had three interest rate swap agreements to reduce our exposure to fluctuations in interest rates on the Credit Facility.  Two of these swap agreements convert the variable interest rate to a fixed rate of 1.185% on notional amounts of $25.0 million.  These swap agreements were effective on November 21, 2011 and terminate on October 19, 2016.  The third swap agreement converts the variable interest rate to a fixed rate of 1.100% on a notional amount of $50.0 million.  This swap agreement was effective on December 21, 2011 and terminates on October 19, 2016.  We have not recognized any gains or losses on these swaps and there has been no effect on income from hedge ineffectiveness.

We had two previous interest rate swap agreements in effect that reduced our exposure to fluctuations in interest rates on the Notes and the Previous Revolver.  One interest rate swap agreement converted the variable interest rate on the Notes to a fixed rate of 5.088% on a notional amount of $50.0 million.  This swap agreement was effective February 12, 2007 and was scheduled to terminate on February 12, 2012.  Our other interest rate swap agreement converted the variable interest rate on the Previous Revolver to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement was effective January 27, 2010 and was scheduled to terminate on January 27, 2012.  We de-designated this interest rate swap when we replaced the Previous Revolver in October 2011.  In December 2011, we terminated both of these interest rate swaps and realized a loss of $0.3 million.

The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $3.6 million in 2011 and $4.0 million in 2010.  The table below presents the estimated fair value of our swap agreements (in thousands):

	Unrealized Losses at December 31,
Balance Sheet Line Item	2011	2010
Accrued expenses and other current liabilities	$(420)	$(3,349)

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

Financial and Other Covenants

Financial covenants on the Credit Facility and the Notes are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum average total leverage ratio, which are our most restrictive covenants. The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the Credit Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  Further, dividends must be declared and paid in a manner consistent with our past practice.  Under the Credit Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 2.50 to 1.00.  Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of the Credit Facility could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

As of December 31, 2011, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Notes.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as Other assets on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The changes in deferred financing costs are as follows (in thousands):

	2011	2010
Deferred financing costs:
Balance at beginning of year	$2,172	$2,027
Financing costs deferred	1,674	145
Write-off fully amortized deferred financing costs	(395)	—
Balance at end of year	3,451	2,172

Accumulated amortization of deferred financing costs:
Balance at beginning of year	(1,652)	(1,160)
Amortization of deferred financing costs	(324)	(492)
Write-off fully amortized deferred financing costs	395	—
Balance at end of year	(1,581)	(1,652)
Deferred financing costs, net of accumulated amortization	$1,870	$520

Note 6 - Comprehensive Income

The table below presents the components of comprehensive income for the past three years (in thousands):

	2011	2010	2009
Net income	$71,993	$57,638	$19,202
Foreign currency translation adjustments	(609)	(2,170)	2,434
Unrealized gains on interest rate swaps (1)	1,777	996	2,178
Comprehensive income	$73,161	$56,464	$23,814

(1)	Amounts are shown net of tax.

The table below presents the components of and changes in Accumulated other comprehensive income (loss) (in thousands):

	Foreign Currency Translation	Unrealized Gains (Losses) on Interest Rate Swaps (1)	Total
Balance at December 31, 2009	$5,255	$(3,029)	$2,226
Net change	(2,170)	996	(1,174)
Balance at December 31, 2010	3,085	(2,033)	1,052
Net change	(609)	1,777	1,168
Balance at December 31, 2011	$2,476	$(256)	$2,220

(1)	Amounts are shown net of tax.

Note 7 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued from 1,515,000 shares under the 2007 LTIP to 5,415,000 shares under the Amended 2007 LTIP.  As of December 31, 2011, we had 2,313,891 shares available for future issuance including 686,028 shares that may be issued as restricted stock.

Granted stock options have an exercise price equal to our stock’s closing market price on the grant date and expire ten years from the grant date. Restricted stock awards granted under the Amended 2007 LTIP are issued at no cost to the grantee.  Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the Company.  Share-based awards generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date.  Share-based awards to directors, excluding our chief executive officer, vest one year from the grant date.

Preceding Plans

In May 2002, our stockholders approved the 2002 Long-Term Incentive Plan (the 2002 Plan), which authorized the Board to grant stock options and restricted stock awards to employees, agents, consultants or independent contractors. In May 2004, our stockholders approved an amendment to increase the number of shares authorized for issuance under the 2002 Plan from 1,575,000 to 2,700,000 shares.  Granted stock options have an exercise price equal to our stock’s market price on the grant date. These options generally vest either five years from the grant date or on a three/five year split vest schedule, as described above. These options expire ten years from the grant date.  In May 2007, the Board suspended the 2002 Plan. Options granted prior to the suspension were not affected by this action.

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

Stock Option Awards

The following is a summary of the stock option activity under our share-based plans for the year ended December 31, 2011:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2010	5,255,165	$22.08
Granted	404,500	24.50
Exercised	(958,509)	12.70
Forfeited	(31,919)	19.30
Balance at December 31, 2011	4,669,237	$24.23	5.07	$35,441,126

Exercisable at December 31, 2011	2,595,660	$25.44	3.23	$18,372,236

The table below summarizes information about stock options outstanding and exercisable at December 31, 2011:

	Outstanding Stock Options			Exercisable Stock Options
		Weighted Average
		Remaining	Weighted		Weighted
		Contractual Term	Average		Average
Range of exercise prices	Shares	(Years)	Exercise Price	Shares	Exercise Price
$ 0.00 to $ 11.99	449,960	1.12	$11.98	449,960	$11.98
$ 12.00 to $ 17.99	166,696	0.31	13.38	166,696	13.38
$ 18.00 to $ 23.99	2,219,973	6.08	20.17	803,184	21.09
$ 24.00 to $ 29.99	451,966	8.61	24.69	49,466	26.21
$ 30.00 to $ 47.30	1,380,642	4.14	35.92	1,126,354	35.66
	4,669,237	5.07	$24.23	2,595,660	$25.44

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2011	2010	2009
Options exercised	958,509	650,210	557,252
Cash proceeds	$12,173	$5,411	$3,439
Intrinsic value of options exercised	$13,868	$8,589	$7,870
Tax benefits realized	$5,409	$3,375	$3,093

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2011		2010		2009
Expected volatility	37.9%		38.9%		36.6%
Expected term	7.8	years	6.7	years	6.7	years
Risk-free interest rate	3.10%		3.23%		2.94%
Expected dividend yield	2.0%		2.0%		2.0%
Grant date fair value	$8.97		$7.34		$6.18

We calculated expected volatility over the expected term of the awards based on the historical volatility of our common stock.  We use weekly price observations for our historical volatility calculation because we believe that they provide the most appropriate measurement of volatility given the trading patterns of our common stock.  We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The weighted average expected term increased in 2011 due to a higher expected term estimate for stock option awards granted to our named executive officers and the impact of fewer stock option awards granted.  While our expected term estimates for both three-year and five-year vest period awards were slightly higher in 2010 compared to 2009, the weighted average expected term was the same due to an increase in the percentage of total stock option awards with a three-year vest period.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

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

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2011	2010	2009
Share-based compensation expense	$4,497	$4,570	$4,681
Recognized tax benefits	1,721	1,796	1,840

At December 31, 2011, the unamortized compensation expense related to stock option awards totaled $4.2 million.  We anticipate that this expense will be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our share-based plans for the year ended December 31, 2011:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2010	418,621	$21.49
Granted (at market price)	126,725	25.74
Vested	(32,856)	24.71
Forfeited	(7,200)	19.66
Balance unvested at December 31, 2011	505,290	$22.37

At December 31, 2011, the unamortized compensation expense related to the restricted stock awards totaled $3.8 million.  We anticipate that this expense will be recognized over a weighted average period of 2.2 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2011	2010	2009
Shares vested	32,856	44,152	58,748
Fair value of restricted stock awards vested	$812	$1,077	$1,010

The table below presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2011	2010	2009
Share-based compensation expense	$3,507	$3,028	$1,560

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each year presented below, our employees purchased the following aggregate number of shares:

2011	2010	2009
37,653	48,002	57,839

The grant date fair value for the most recent ESPP purchase period ended December 31, 2011 was $4.52 per share.  Share-based compensation expense related to our ESPP was $0.2 million in 2011, 2010 and 2009.

Note 8 - Income Taxes

Income before income taxes and equity earnings (losses) is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2011	2010	2009
United States	$111,376	$92,108	$76,941
Foreign	5,727	2,518	1,832
Total	$117,103	$94,626	$78,773

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2011	2010	2009
Current:
Federal	$32,850	$29,040	$24,422
State and other	7,675	5,682	4,998
Total current provision for income taxes	40,525	34,722	29,420

Deferred:
Federal	4,754	1,715	1,659
State and other	40	656	(122)
Total deferred provision for income taxes	4,794	2,371	1,537
Provision for income taxes	$45,319	$37,093	$30,957

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings (losses) is as follows:

	Year Ended December 31,
	2011	2010	2009
Federal statutory rate	35.00%	35.00%	35.00%
Other, primarily state income tax rate	3.70	4.20	4.30
Total effective tax rate	38.70%	39.20%	39.30%

We recorded a reduction in the deferred tax liability of $1.4 million in 2009 related to our equity losses in LAC.  This amount is not reflected in the tables above.

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Product inventories	$8,075	$8,085
Accrued expenses	2,885	1,272
Allowance for doubtful accounts	777	854
Total current	11,737	10,211

Leases	1,866	1,676
Share-based compensation	17,740	17,321
Uncertain tax positions	1,650	1,387
Net operating losses	3,972	3,537
Interest rate swaps	164	1,316
Equity losses in unconsolidated investments	5,653	5,653
Other	1,037	1,079
Total non-current	32,082	31,969
Less: Valuation allowance	(9,625)	(9,190)
Total non-current, net	22,457	22,779
Total deferred tax assets	34,194	32,990

Deferred tax liabilities:
Trade discounts on purchases	1,944	2,159
Prepaid expenses	1,032	1,067
Total current	2,976	3,226

Intangible assets, primarily goodwill	27,108	24,330
Depreciation	5,885	1,263
Total non-current	32,993	25,593
Total deferred tax liabilities	35,969	28,819

Net deferred tax (liability) asset	$(1,775)	$4,171

At December 31, 2011, certain of our international subsidiaries had tax loss carryforwards totaling approximately $13.1 million, which expire in various years after 2012.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $4.0 million as of December 31, 2011 and $3.5 million as of December 31, 2010.  We have recorded a corresponding valuation allowance of $4.0 million and $3.5 million in the respective years.  We have also recorded a $5.7 million valuation allowance related to our deferred tax asset recorded for the write-off of our investment in LAC.

As presented in the Consolidated Statements of Cash Flows, the changes in deferred income taxes include changes related to the deferred income tax provision, the estimated tax impact of accumulated other comprehensive income (loss) and equity losses from our former investment in LAC.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $3.1 million in 2011 and $1.9 million in 2010.

As of December 31, 2011, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We hold, through our affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits.  Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested.

The following is a summary of the activity related to uncertain tax positions for the past three years (in thousands):

	2011	2010	2009
Balance at beginning of year	$3,962	$4,550	$3,887
Increases for tax positions taken during a prior period	–	114	579
Increases for tax positions taken during the current period	914	811	898
Decreases resulting from the expiration of the statute of limitations	(46)	(992)	(814)
Decreases relating to settlements	(115)	(521)	–
Balance at end of year	$4,715	$3,962	$4,550

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $3.0 million at December 31, 2011 and $2.6 million at December 31, 2010.

We record interest expense related to unrecognized tax benefits in interest expense, while we record related penalties in selling and administrative expenses.  For unrecognized tax benefits, we had interest expense of $0.3 million in 2011 and $0.1 million in 2010.  Accrued interest related to unrecognized tax benefits was approximately $0.8 million at December 31, 2011 and $0.5 million at December 31, 2010.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2008.

Note 9 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2011	2010	2009
Net income	$71,993	$57,638	$19,202

Weighted average shares outstanding:
Basic	48,158	49,469	48,649
Effect of dilutive securities:
Stock options and employee stock purchase plan	829	692	400
Diluted	48,987	50,161	49,049

Earnings per share:
Basic	$1.49	$1.17	$0.39
Diluted	$1.47	$1.15	$0.39

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	1,381	1,964	3,355

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 10 - Commitments and Contingencies

We lease facilities for our corporate office, sales centers, vehicles and equipment under operating leases that expire in various years through 2027.  Most of our leases contain renewal options, some of which involve rate increases.  For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight-line basis over the minimum lease term. The table below presents rent expenses associated with operating leases for the past three years (in thousands):

2011	2010	2009
$62,099	$64,995	$67,898

The table below sets forth the approximate future minimum lease payments as of December 31, 2011 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2012	41,952
2013	33,801
2014	26,387
2015	19,582
2016	13,682
Thereafter	14,253

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 50,000 square feet of office space.  In May 2005 we amended the lease agreement, which has a ten year term.  As of December 31, 2011, we pay rent of $78,056 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC (S&C) for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole owner of S&C is A. David Cook, a POOL executive officer.  In 2006, we extended this lease for a second term, which will last seven years and expire on December 31, 2013.  As of December 31, 2011, we pay rent of $5,611 per month for the 8,600 square foot space.

In May 2001, we entered into a lease agreement with Kenneth St. Romain, a POOL executive officer, for a sales center facility in Jackson, Mississippi.  In 2008, we extended this lease for a second term, which will last 5 years and expire on November 30, 2013.  As of December 31, 2011, we pay rent of $9,641 per month for the 20,000 square foot facility.

In January 2001, we entered into a lease agreement with S&C for a sales center facility in Oklahoma City, Oklahoma. The ten year lease term commenced on November 10, 2001.  In August 2011, S&C sold this facility to an unrelated third party and we executed a lease agreement with the new landlord.

In March 1997, we entered into a lease agreement with Mr. St. Romain for a sales center facility in Baton Rouge, Louisiana.  In March 2007, we extended this lease for a third term of five years.  In September 2011, Mr. St. Romain sold this facility to an unrelated third party and we executed a lease agreement with the new landlord.

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2011	2010	2009
NCC	$923	$835	$819
Other	405	469	461
Total	$1,328	$1,304	$1,280

Note 12 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which provides benefits for substantially all employees who meet length of service requirements. Eligible employees are able to contribute up to 75% of their compensation, subject to the federal dollar limit. For plan participants, we provide a matching contribution. We contribute a total match on employee contributions of up to 4% of their compensation, with a 100% match on the first 3% of compensation deferred and a 50% match on deferrals between 3% and 5% of compensation.

We have a nonqualified deferred compensation plan that allows certain employees who occupy key management positions to defer salary and bonus amounts.  This plan also provides a matching contribution similar to that provided under our 401(k) plan to the extent that a participant’s contributions to the 401(k) plan are limited by IRS deferral and compensation limitations. The total combined company matching contribution provided to a participant under the 401(k) plan and the nonqualified deferred compensation plan for any one year may not exceed 4% of a participant’s salary and bonus.  The employee and company matching contributions are invested in certain equity and fixed income securities based on individual employee elections.

The table below sets forth our matching contributions for the past three years (in thousands):

	2011	2010	2009
Matching contributions - 401(k)	$4,015	$3,600	$3,421
Matching contributions - deferred compensation plan	59	18	16

Note 13 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2011				2010
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$312,889	$706,423	$503,584	$270,422	$269,833	$647,467	$455,020	$241,426
Gross profit	91,410	211,439	147,906	80,835	76,292	190,534	130,869	73,567
Net income (loss)	(638)	58,577	24,169	(10,115)	(6,111)	52,770	22,784	(11,805)
Earnings (loss) per share:
Basic	$(0.01)	$1.21	$0.50	$(0.21)	$(0.12)	$1.07	$0.46	$(0.24)
Diluted	$(0.01)	$1.19	$0.50	$(0.21)	$(0.12)	$1.05	$0.45	$(0.24)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2011, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2011, our disclosure controls and procedures were effective.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2011, POOL’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on POOL’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pool Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2011, and our report dated February 29, 2012 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 29, 2012

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2012 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to POOL’s 2012 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2012 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2012 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2012 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed or furnished as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	39
	Consolidated Statements of Income	40
	Consolidated Balance Sheets	41
	Consolidated Statements of Cash Flows	42
	Consolidated Statements of Changes in Stockholders’ Equity	43
	Notes to Consolidated Financial Statements	44

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required
	or because the required information is provided in our Consolidated Financial
	Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2012.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 29, 2012.

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
				10-Q	000-26640	07/30/2004

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-K	Form	File No.	Date Filed
10.20		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.21
Lease (Oklahoma City Sales Center) entered into as of January 15, 2001, by and between Dave Cook, individually and SCP Pool Corporation, as amended by First Amendment, entered into as of October 24, 2001 by and between S&C Development, LLC and SCP Pool Corporation, as amended by First Amendment, entered into, as of December 5, 2001 by and between S&C Development, LLC and SCP Pool Corporation.
				10-Q	000-26640	07/30/2004
10.22	*	Form of Stock Option Agreement under the Non-employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.23	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.24	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.25		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.26		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.27		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
10.28
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
				10-K	000-26640	02/29/2008
10.29		as amended by First Amendment entered into as of March 1, 2010.		10-K	000-26640	03/01/2010
10.30		Amended and Restated Subsidiary Guaranty Agreement dated as of December 20, 2007.		10-K	000-26640	02/29/2008
10.31	*	2008 Strategic Plan Incentive Program (SPIP).		8-K	000-26640	03/03/2008
10.32	*	Pool Corporation Executive Bonus Plan.		10-K	000-26640	03/01/2010

Incorporated by Reference
No.	Description	Filed or Furnished with this Form 10-K	Form	File No.	Date Filed
10.33
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
			10-Q	000-26640	10/31/2011
14	Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1	Subsidiaries of the registrant.	✓
23.1	Consent of Ernst & Young LLP.	✓
31.1	Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
31.2	Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	✓
32.1	Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	✓
101.INS	XBRL Instance Document	✓
101.SCH	XBRL Taxonomy Extension Schema Document	✓
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	✓
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	✓
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	✓
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	✓

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2011, December 31, 2010 and December 31, 2009;
2.	Consolidated Balance Sheets at December 31, 2011 and December 31, 2010;
3.	Consolidated Statements of Cash Flows for the years ended December 31, 2011, December 31, 2010 and December 31, 2009;
4.	Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2011, December 31, 2010 and December 31, 2009; and
5.	Notes to Consolidated Financial Statements.

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