Form 10-Q
period 2012-03-31
POOL CORP
filed 2012-05-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2012 or

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

As of April 23, 2012, there were 47,630,532 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income (Loss)
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2012	2011

Net sales	$361,954	$312,889
Cost of sales	257,391	221,479
Gross profit	104,563	91,410
Selling and administrative expenses	98,542	90,834
Operating income	6,021	576
Interest expense, net	1,477	1,645
Income (loss) before income taxes and equity earnings	4,544	(1,069)
Provision (benefit) for income taxes	1,037	(419)
Equity earnings in unconsolidated investments	144	12
Net income (loss)	$3,651	$(638)

Earnings (loss) per share:
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)
Weighted average shares outstanding:
Basic	47,519	48,864
Diluted	48,598	48,864

Cash dividends declared per common share	$0.14	$0.13

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income (Loss)
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$3,651	$(638)

Other comprehensive income (loss):
Foreign currency translation adjustments	(154)	62
Change in unrealized gains and losses on interest rate swaps, net of tax of $35 and $(276)	(56)	428
Total other comprehensive income (loss)	(210)	490
Comprehensive income (loss)	$3,441	$(148)

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	March 31,	March 31,	December 31,
	2012	2011	2011 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$20,681	$11,420	$17,487
Receivables, net	201,792	173,787	110,555
Product inventories, net	462,810	438,791	386,924
Prepaid expenses and other current assets	12,590	6,850	11,298
Deferred income taxes	11,737	10,211	11,737
Total current assets	709,610	641,059	538,001

Property and equipment, net	45,355	34,746	41,394
Goodwill	177,103	178,516	177,103
Other intangible assets, net	11,717	12,597	11,738
Equity interest investments	1,099	903	980
Other assets, net	29,381	28,822	29,406
Total assets	$974,265	$896,643	$798,622

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$319,462	$303,395	$177,437
Accrued expenses and other current liabilities	34,240	29,096	53,398
Current portion of long-term debt and other long-term liabilities	23	100,064	22
Total current liabilities	353,725	432,555	230,857

Deferred income taxes	32,957	25,870	32,993
Long-term debt	299,011	180,157	247,300
Other long-term liabilities	7,006	7,491	7,726
Total liabilities	692,699	646,073	518,876

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 47,616,144, 48,298,621 and 47,366,997 shares issued and outstanding at March 31, 2012, March 31, 2011 and December 31, 2011, respectively	48	48	47
Additional paid-in capital	250,595	226,554	243,180
Retained earnings	28,913	22,426	34,299
Accumulated other comprehensive income	2,010	1,542	2,220
Total stockholders’ equity	281,566	250,570	279,746
Total liabilities and stockholders’ equity	$974,265	$896,643	$798,622

                     (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended March 31,
	2012	2011
Operating activities
Net income (loss)	$3,651	$(638)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	2,664	2,207
Amortization	320	444
Share-based compensation	2,101	1,892
Excess tax benefits from share-based compensation	(1,138)	(1,405)
Equity earnings in unconsolidated investments	(144)	(12)
Other	941	(1,192)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(90,350)	(71,602)
Product inventories	(72,788)	(91,525)
Prepaid expenses and other assets	(1,395)	861
Accounts payable	140,530	133,674
Accrued expenses and other current liabilities	(18,419)	(9,832)
Net cash used in operating activities	(34,027)	(37,128)

Investing activities
Acquisition of businesses, net of cash acquired	(3,855)	–
Purchase of property and equipment, net of sale proceeds	(6,661)	(6,246)
Other investments	(53)	–
Net cash used in investing activities	(10,569)	(6,246)

Financing activities
Proceeds from revolving line of credit	215,411	167,257
Payments on revolving line of credit	(63,700)	(85,800)
Payments on long-term debt and other long-term liabilities	(100,005)	(89)
Excess tax benefits from share-based compensation	1,138	1,405
Proceeds from stock issued under share-based compensation plans	4,178	4,512
Payments of cash dividends	(6,668)	(6,321)
Purchases of treasury stock	(2,369)	(35,953)
Net cash provided by financing activities	47,985	45,011
Effect of exchange rate changes on cash and cash equivalents	(195)	62
Change in cash and cash equivalents	3,194	1,699
Cash and cash equivalents at beginning of period	17,487	9,721
Cash and cash equivalents at end of period	$20,681	$11,420

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. You should read the Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three month period ended March 31, 2012 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2012.

Note 2 – Earnings (Loss) Per Share

We calculate basic earnings (loss) per share (EPS) by dividing net income (loss) by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of other share-based awards.  Potentially dilutive shares are excluded from the computation if their effect is anti-dilutive.

Since we reported a net loss for the first quarter of 2011, there was no difference between the basic and diluted weighted average shares outstanding for that period.

The table below presents the computation of earnings (loss) per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended March 31,
	2012	2011
Net income (loss)	$3,651	$(638)

Weighted average shares outstanding:
Basic	47,519	48,864
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,079	–
Diluted	48,598	48,864

Earnings (loss) per share:
Basic	$0.08	$(0.01)
Diluted	$0.08	$(0.01)

Anti-dilutive stock options excluded from diluted earnings per share computations	1,199	5,252

Note 3 – Acquisitions

In February 2012, we acquired the distribution assets of Ideal Distributors Ltd., a regional swimming pool products distributor with four sales center locations in British Columbia, Canada.  In March 2012, we acquired the distribution assets of CCR Distributors, a swimming pool products distributor with one sales center in Ontario, Canada.

We completed our preliminary acquisition accounting for each of these acquisitions, subject to adjustments in accordance with the terms of the purchase agreements during the one year measurement period.  These acquisitions did not have a material impact on our financial position or results of operations.

Note 4 – Fair Value Measurements and Interest Rate Swaps

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts.  We use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate contracts and inputs corroborated by observable market data including interest rate curves.

As of March 31, 2012, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on our unsecured syndicated senior credit facility (the Credit Facility).  These swaps convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	$25.0	1.185%
Interest rate swap 3	December 21, 2011	$50.0	1.100%
Interest rate swap 4	January 17, 2012	$25.0	1.050%
Interest rate swap 5	January 19, 2012	$25.0	0.990%

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  We have designated these swaps as cash flow hedges and we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss).  If our interest rate swaps became ineffective, we would immediately recognize the changes in the estimated fair value of our swaps in earnings.  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.

As of March 31, 2011, we had two previous interest rate swap contracts related to our previous debt arrangements.  We terminated both of these swap contracts in 2011.  For additional information regarding our previous debt arrangements and interest rate swaps, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2011 Annual Report on Form 10-K.

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Unrealized Gains (Losses) at March 31,
Balance Sheet Line Item	2012	2011
Prepaid expenses and other current assets	$40	$–
Accrued expenses and other current liabilities	(551)	(2,645)

Failure of our swap counterparties would result in the loss of any potential benefit to us under our swap contracts.  In this case, we would still be obligated to pay the variable interest payments underlying the Credit Facility.  Additionally, failure of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap contracts if we continue to be in a net pay position.

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments and the carrying value of long-term debt approximates fair value as it bears interest at variable rates.  Our determination of the estimated fair value of long-term debt reflects a discounted cash flow model using our estimates, primarily those related to assumptions for borrowing rates (Level 3 inputs as defined in the accounting guidance).

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2011 Annual Report on Form 10-K.  For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project” and other words and expressions of similar meaning.

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2011 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

We realized strong sales and earnings growth in the seasonally slower first quarter as favorable weather spurred an early start to the 2012 season.  Net sales increased 16% compared the first quarter of 2011, including a 13% increase in base business sales.  Sales benefited from record warm temperatures across the Northeast and Midwest, including some sales that shifted into the first quarter as customers began work that normally would have started in the second quarter.  Base business sales growth also reflected continued market share gains and the gradual improvement in discretionary expenditures, including those related to the installed base of swimming pools.

Gross profit increased 14% compared to the first quarter of 2011, while gross profit as a percentage of net sales (gross margin) declined 30 basis points to 28.9%.  This decline reflected a difficult comparison to the first quarter of 2011 when gross margin was up 90 basis points compared to the first quarter of 2010.

Selling and administrative expenses (operating expenses) in the first quarter of 2012 increased roughly 8%, with base business operating expenses up 5% compared to the first quarter of 2011 due primarily to higher payroll related costs and increases in other variable expenses related to the growth in sales.

Operating income improved to $6.0 million in the first quarter of 2012 compared to $0.6 million in the same period in 2011.  Earnings per share for the first quarter of 2012 was $0.08 per diluted share on net income of $3.7 million, compared to a loss in the first quarter of 2011 of $0.01 per diluted share on a net loss of $0.6 million.  Earnings per share for the first quarter of 2012 included a benefit of approximately $0.02 per diluted share related to a reduction in our estimated annual provision for income taxes.

Financial Position and Liquidity

Total net receivables increased 16% compared to March 31, 2011, including 13% from an increase in trade receivables attributed to higher March 2012 sales and balances related to recent acquisitions.  Our allowance for doubtful accounts balance was $5.8 million at March 31, 2012, a $0.7 million decrease compared to March 31, 2011 that reflects both write-offs of certain fully reserved customer accounts and significant improvements in our receivable aging trends.  Days sales outstanding (DSO) improved between periods to 29.7 days at March 31, 2012 compared to 31.0 days at March 31, 2011.

Inventory levels were up roughly 5% to $462.8 million at March 31, 2012, including an increase of approximately 3% attributed to recent acquisitions.  Our inventory turns, as calculated on a trailing twelve month basis, have decreased to 3.2 times at March 31, 2012 compared to 3.3 times at March 31, 2011.

Total debt outstanding was $299.0 million at March 31, 2012, an increase of $18.9 million compared to March 31, 2011.

Current Trends and Outlook

For a detailed discussion of current trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2011 Annual Report on Form 10-K.

While our expectations for sales, gross margin and operating expenses for the remainder of 2012 are generally unchanged from our previous guidance, based on our strong first quarter results we have increased our 2012 earnings guidance to a range of $1.75 to $1.85 per diluted share from our initial guidance of $1.69 to $1.79 per diluted share.

This range reflects expected base business sales growth of 5% to 8% for the last nine months of 2012.  Our guidance also includes the impact of two fewer selling days in September compared to last year, resulting in two fewer selling days for both the third quarter and the full year.  We opened four new sales centers in the first quarter and expect to open six additional new sales centers in the second quarter.

We anticipate that gross margin will be neutral to slightly positive for the remainder of the year as we expect easier comparisons to last year moving forward and some benefit from continued improvements in margin management practices.  However, we do face a challenge improving gross margin for the full year given our 40 basis point improvement in 2011 compared to 2010.

We expect modest expense growth for the year, with lower growth during the second and third quarters compared to the 5% base business expense growth in the first quarter of 2012 due primarily to more modest sales expectations.  However, if our sales growth is higher than projected, as was the case in the first quarter, we would logically expect expenses to be modestly higher.

We expect that our effective income tax rate for the full year will be approximately 38%, compared to our more normalized full year rate of approximately 39%.  We expect the rates for the second and fourth quarters will be slightly above the full year rate, while the third quarter rate should be slightly below the estimated annual rate due to the expiration of the statutes of limitations for another tax year.

Consistent with our previous guidance for the full year, we anticipate base business results will generate operating profit growth as a percentage of base business sales growth (contribution margin) of 20% or higher and we expect cash provided by operations will exceed net income.

RESULTS OF OPERATIONS

As of March 31, 2012, we conducted operations through 307 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income (Loss) expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2012	2011
Net sales	100.0%	100.0%
Cost of sales	71.1	70.8
Gross profit	28.9	29.2
Operating expenses	27.2	29.0
Operating income	1.7	0.2
Interest expense, net	0.4	0.5
Income (loss) before income taxes and equity earnings	1.3%	(0.3)%

Our discussion of consolidated operating results includes the operating results from acquisitions in 2012 and 2011.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2012	2011	2012	2011	2012	2011
Net sales	$350,797	$311,663	$11,157	$1,226	$361,954	$312,889

Gross profit	101,273	91,057	3,290	353	104,563	91,410
Gross margin	28.9%	29.2%	29.5%	28.8%	28.9%	29.2%

Operating expenses	94,623	90,302	3,919	532	98,542	90,834
Expenses as a % of net sales	27.0%	29.0%	35.1%	43.4%	27.2%	29.0%

Operating income (loss)	6,650	755	(629)	(179)	6,021	576
Operating margin	1.9%	0.2%	(5.6)%	(14.6)%	1.7%	0.2%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
CCR Distribution	March 2012	1	March 2012
Ideal Distributors Ltd.	February 2012	4	February–March 2012
G.L. Cornell Company	December 2011	1	January–March 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January–March 2012
The Kilpatrick Company, Inc.	May 2011	4	January–March 2012
Turf Equipment Supply Co.	December 2010	3	January–February 2012 and January–February 2011
Pool Boat and Leisure, S.A.	December 2010	1	January–February 2012 and January–February 2011

(1)	We acquired certain distribution assets of each of these companies.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of March 31, 2012):

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers (0);
•	closed sales centers (0);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and
•	sales centers opened in new markets (2).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first three months of 2012:

December 31, 2011	298
Acquired	5
New locations	4
March 31, 2012	307

Net Sales

	Three Months Ended March 31,
(in millions)	2012	2011	Change
Net sales	$362.0	$312.9	$49.1	16%

Net sales for the first quarter of 2012 increased 16%, including a 13% increase in base business sales and a 3% increase related to recent acquisitions and new sales centers.  Our base business sales growth included a 14% increase on the swimming pool side of the business and a 2% increase on the irrigation side of the business.  The lower growth rate for our irrigation business reflects much less favorable weather impacts along the West Coast where our Horizon sales centers are concentrated and the fact that the irrigation business is more heavily weighted to new construction instead of an installed based.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
favorable weather conditions, especially across the Eastern half of North America where record warm temperatures spurred an early start to remodeling projects and new pool construction, shifting some sales into March from the second quarter (see discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 14);

•
market share gains evidenced by sales growth rates for expanded product offerings such as building materials (see discussion below) and an expanded customer base (over 10% growth for our retail customer segment, which is a strategic priority);

•	the gradual improvement in discretionary expenditures, including some market recovery in remodeling activity and increased sales of above ground pools; and
•	the impact of inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials, tile and packaged pool products grew by over 25% compared to the first quarter of 2011, although collectively these products only accounted for approximately 10% of our total first quarter sales.  Despite some lingering pricing deflation, chemical sales grew 10% in the first quarter driven by increased swimming pool use due to the unusually mild winter.  Sales for parts products increased only 1% compared to the first quarter of 2011, reflecting a potential consumer shift from repairing to replacing swimming pool equipment as well as a difficult comparison given last year’s 14% parts sales increase.

Gross Profit

	Three Months Ended March 31,
(in millions)	2012	2011	Change
Gross profit	$104.6	$91.4	$13.2	14%
Gross margin	28.9%	29.2%

Gross margin declined 30 basis points between periods, due primarily to a difficult comparison to the first quarter of 2011 when our gross margin was up 90 basis points from the first quarter of 2010.  Going into the 2011 season, we made greater early buy inventory purchases in advance of year-end vendor price increases, which benefited our first quarter 2011 gross margin.  We made more modest early buy inventory purchases going into the 2012 season, in part because we made additional bulk inventory purchases in advance of mid-year 2011 vendor price increases.  This overall impact was partially offset by favorable comparative impacts on gross margin from continued improvements in purchasing and pricing discipline.

Other impacts to comparative gross margin were largely offsetting, with favorable impacts from higher freight out income and lower credit card fees as a percentage of net sales and an unfavorable impact due to higher inventory obsolescence adjustments.

Operating Expenses

	Three Months Ended March 31,
(in millions)	2012	2011	Change
Operating expenses	$98.5	$90.8	$7.7	8%
Operating expenses as a % of net sales	27.2%	29.0%

Operating expenses were up 8% compared to the first quarter of 2011, including a 5% increase in base business operating expenses due primarily to higher payroll related costs and increases in other variable expenses related to the growth in sales.  The higher payroll costs included a $2.2 million increase in employee incentive costs due to comparatively better operating performance in the first quarter of 2012.

Interest Expense, net

Interest expense, net declined 10% between periods due to the impact of a $0.3 million adjustment for estimated interest expense related to previously uncertain tax positions.  Interest expense related to borrowings was up slightly year over year, with the impact from a 17% increase in average debt levels largely offset by a lower weighted average effective interest rate, which decreased to 2.44% for the first quarter of 2012 from 2.65% for the first quarter of 2011.

Income Taxes

Our effective income tax rate was 22.82% for the three months ended March 31, 2012 compared to 39.20% for the three months ended March 31, 2011.  The decrease in the effective rate between periods reflects a $0.7 million reduction in our estimated annual provision for income taxes recorded in the first quarter of 2012.  While this was a routine accounting entry related to previously uncertain tax positions recorded upon the expiration of statutes of limitations for our 2007 income tax returns, the timing was non-routine because we postponed the filing of these returns from September 2008 to January 2009 in accordance with the extended deadline set by the Internal Revenue Service due to Hurricane Gustav.

Net Income (Loss) and Earnings (Loss) Per Share

Net income improved to $3.7 million compared to a net loss of $0.6 million in the first quarter of 2011.  Earnings per share for the first quarter of 2012 was $0.08 per diluted share, compared to a loss of $0.01 per diluted share for the same period in 2011.  Earnings per share for the first quarter of 2012 included a benefit of approximately $0.02 per diluted share related to the reduction in our estimated annual provision for income taxes recorded in the first quarter of 2012.

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

The following table presents certain unaudited quarterly data for the first quarter of 2012, the four quarters of 2011 and the second, third and fourth quarters of 2010.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2012	2011				2010
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$361,954	$270,422	$503,584	$706,423	$312,889	$241,426	$455,020	$647,467
Gross profit	104,563	80,835	147,906	211,439	91,410	73,567	130,869	190,534
Operating income (loss)	6,021	(14,343)	40,913	97,921	576	(16,783)	37,047	88,869
Net income (loss)	3,651	(10,115)	24,169	58,577	(638)	(11,805)	22,784	52,770

Balance Sheet Data
Receivables, net	$201,792	$110,555	$160,647	$266,032	$173,787	$101,543	$155,252	$238,638
Product inventories, net	462,810	386,924	337,698	389,763	438,791	347,439	306,609	331,537
Accounts payable	319,462	177,437	120,221	247,904	303,395	169,700	127,995	221,374
Total debt	299,011	247,300	268,700	306,049	280,157	198,700	231,200	266,131

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
(primarily in the northern half of the U.S. and Canada)

Our first quarter sales benefited from the unusually mild winter in 2012.  Record warm temperatures across the Northeast and Midwest spurred an early start to remodeling projects and new pool construction, resulting in a shift of some sales into March from the second quarter.  Temperatures were also much higher than normal across the Southeast and Southwest, resulting in incremental sales of certain maintenance products as many swimming pool owners opened their pools earlier than normal and swimming pool use increased in year-round markets.  In our North Texas and Oklahoma markets, this favorable impact was largely offset by a tough comparison to the first quarter of 2011 when we realized higher sales from repair and replacement activity for freeze damaged pool equipment.  Weather did not have a significant impact on our first quarter sales along the West Coast, where temperatures were close to historical averages and similar to the same period last year.  These weather impacts were apparent when comparing our base business sales for the swimming pool side of the business as California, Texas and Arizona were up 7% in aggregate, while Florida and all other markets were up 18%.

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

Our primary capital needs are seasonal working capital requirements and other general corporate purposes, including acquisitions, dividend payments and share repurchases. Our primary sources of working capital are cash from operations supplemented by borrowings, which have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for capital expenditures and share repurchases.

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

Capital expenditures, which historically have averaged 0.5% to 0.75% of net sales, were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  In 2011, capital expenditures increased to 1.1% of net sales since we began purchasing rather than leasing new vehicles and forklifts.  Going forward, we project capital expenditures will be relatively consistent with 2011 and average approximately 1.0% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended March 31,
	2012	2011
Operating activities	$(34,027)	$(37,128)
Investing activities	(10,569)	(6,246)
Financing activities	47,985	45,011

The decrease in cash used in operating activities is due to the impact from the increase in net income for the first quarter of 2012.  The increase in cash used in investing activities compared to the first quarter of 2011 reflects cash paid for our first quarter 2012 acquisitions.  Cash provided by financing activities was consistent between periods, although we had higher net borrowings and share repurchases in the first quarter of 2011.  In the first quarter of 2012, activity for proceeds and payments on our debt arrangements included the payoff of our $100.0 million Floating Rate Senior Notes at maturity on February 12, 2012.

Future Sources and Uses of Cash

Our unsecured syndicated senior credit facility (the Credit Facility) provides for $430.0 million in borrowing capacity under a five-year revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $505.0 million.  The Credit Facility matures on October 19, 2016.

At March 31, 2012, there was $299.0 million outstanding and $127.9 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  The swap contract with a 1.050% fixed rate was effective January 17, 2012 and the swap contract with a 0.990% fixed rate was effective January 19, 2012.  The other three swap contracts were in place as of December 31, 2011.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of March 31, 2012 was approximately 2.1%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2012, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2012, our average total leverage ratio equaled 1.78 (compared to 1.80 as of December 31, 2011) and the TTM average total debt amount used in this calculation was $269.4 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2012, our fixed charge ratio equaled 3.40 (compared to 3.26 as of December 31, 2011) and TTM Rental Expense was $53.0 million.

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

As of March 31, 2012, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2012.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our Annual Report on Form 10-K.

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

As of April 23, 2012, $65.5 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2011.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2011 that affect fiscal 2012.

Foreign Exchange Risk

There have been no material changes from what we reported in our Form 10-K for the year ended December 31, 2011.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2012, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2012, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2012:

			Total Number of	Maximum Approximate
	Total Number		Shares Purchased	Dollar Value of Shares
	of Shares	Average Price	as Part of Publicly	That May Yet be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Under the Plan (3)
January 1-31, 2012	45,622	$32.78	–	$68,231,036
February 1-29, 2012	–	$–	–	$68,231,036
March 1-31, 2012	24,274	$35.98	24,274	$67,357,741
Total	69,896	$33.89	24,274

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  There were 45,622 shares surrendered for this purpose in the first quarter of 2012.

(2)
In May 2011, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.  This program replaced our previous share repurchase program.

(3)	As of April 23, 2012, $65.5 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed or furnished as part of this report are listed in the Index to Exhibits appearing on page 21.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 1, 2012.

POOL CORPORATION

By:	/s/ MARK W. JOSLIN
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income (Loss) for the three months ended March 31, 2012 and March 31, 2011;
2.	Consolidated Statements of Comprehensive Income (Loss) for the three months ended March 31, 2012 and March 31, 2011;
3.	Consolidated Balance Sheets at March 31, 2012, March 31, 2011 and December 31, 2011;
4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2012 and March 31, 2011; and
5.	Notes to Consolidated Financial Statements.

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