Form 10-Q
period 2012-06-30
POOL CORP
filed 2012-07-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended June 30, 2012 or

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

As of July 23, 2012, there were 46,701,583 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2012

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net sales	$757,175	$706,423	$1,119,129	$1,019,312
Cost of sales	534,770	494,984	792,161	716,463
Gross profit	222,405	211,439	326,968	302,849
Selling and administrative expenses	114,271	113,518	212,813	204,352
Operating income	108,134	97,921	114,155	98,497
Interest expense, net	2,200	1,824	3,677	3,469
Income before income taxes and equity earnings	105,934	96,097	110,478	95,028
Provision for income taxes	41,018	37,670	42,055	37,251
Equity earnings in unconsolidated investments	27	150	171	162
Net income	$64,943	$58,577	$68,594	$57,939

Earnings per share:
Basic	$1.38	$1.21	$1.45	$1.19
Diluted	$1.34	$1.19	$1.42	$1.17
Weighted average shares outstanding:
Basic	47,142	48,231	47,330	48,546
Diluted	48,288	49,116	48,430	49,352

Cash dividends declared per common share	$0.16	$0.14	$0.30	$0.27

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$64,943	$58,577	$68,594	$57,939

Other comprehensive income (loss):
Foreign currency translation adjustments	(177)	1,779	(331)	1,841
Change in unrealized gains and losses on interest rate swaps, net of tax of $818, $(281), $853 and $(557)	(1,279)	433	(1,335)	861
Total other comprehensive income (loss)	(1,456)	2,212	(1,666)	2,702
Comprehensive income	$63,487	$60,789	$66,928	$60,641

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
 (In thousands, except share data)

	June 30,	June 30,	December 31,
	2012	2011	2011 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$50,311	$37,218	$17,487
Receivables, net	270,089	266,032	110,555
Product inventories, net	402,266	389,763	386,924
Prepaid expenses and other current assets	8,437	7,692	11,298
Deferred income taxes	11,737	10,211	11,737
Total current assets	742,840	710,916	538,001

Property and equipment, net	45,409	38,732	41,394
Goodwill	177,103	178,516	177,103
Other intangible assets, net	11,497	12,221	11,738
Equity interest investments	1,089	1,052	980
Other assets, net	29,076	29,113	29,406
Total assets	$1,007,014	$970,550	$798,622

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$267,990	$247,904	$177,437
Accrued expenses and other current liabilities	87,614	79,794	53,398
Current portion of long-term debt and other long-term liabilities	22	100,033	22
Total current liabilities	355,626	427,731	230,857

Deferred income taxes	32,139	26,151	32,993
Long-term debt	309,813	206,049	247,300
Other long-term liabilities	7,058	7,663	7,726
Total liabilities	704,636	667,594	518,876

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 46,653,782, 48,253,576 and 47,366,997 shares issued and outstanding at June 30, 2012, June 30, 2011 and December 31, 2011, respectively	47	48	47
Additional paid-in capital	256,973	232,676	243,180
Retained earnings	44,804	66,478	34,299
Accumulated other comprehensive income	554	3,754	2,220
Total stockholders’ equity	302,378	302,956	279,746
Total liabilities and stockholders’ equity	$1,007,014	$970,550	$798,622

          (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended June 30,
	2012	2011
Operating activities
Net income	$68,594	$57,939
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,559	4,470
Amortization	638	898
Share-based compensation	4,306	4,084
Excess tax benefits from share-based compensation	(1,609)	(2,021)
Equity earnings in unconsolidated investments	(171)	(162)
Other	1,248	(2,798)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(157,829)	(161,549)
Product inventories	(13,289)	(40,962)
Prepaid expenses and other assets	2,612	17
Accounts payable	88,946	78,192
Accrued expenses and other current liabilities	34,516	42,953
Net cash provided by (used in) operating activities	33,521	(18,939)

Investing activities
Acquisition of businesses, net of cash acquired	(4,429)	(2,637)
Purchase of property and equipment, net of sale proceeds	(9,520)	(12,427)
Other investments, net	(166)	(113)
Net cash used in investing activities	(14,115)	(15,177)

Financing activities
Proceeds from revolving line of credit	345,631	345,049
Payments on revolving line of credit	(183,118)	(237,700)
Payments on long-term debt and other long-term liabilities	(100,012)	(125)
Payments of deferred acquisition consideration	–	(500)
Excess tax benefits from share-based compensation	1,609	2,021
Proceeds from stock issued under share-based compensation plans	7,879	7,826
Payments of cash dividends	(14,223)	(13,074)
Purchases of treasury stock	(43,866)	(43,725)
Net cash provided by financing activities	13,900	59,772
Effect of exchange rate changes on cash and cash equivalents	(482)	1,841
Change in cash and cash equivalents	32,824	27,497
Cash and cash equivalents at beginning of period	17,487	9,721
Cash and cash equivalents at end of period	$50,311	$37,218

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2012 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2012.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of other share-based awards.  Stock options with exercise prices that are higher than the average market prices of our common stock are excluded from the diluted EPS calculation because their effect is anti-dilutive.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net income	$64,943	$58,577	$68,594	$57,939

Weighted average shares outstanding:
Basic	47,142	48,231	47,330	48,546
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,146	885	1,100	806
Diluted	48,288	49,116	48,430	49,352

Earnings per share:
Basic	$1.38	$1.21	$1.45	$1.19
Diluted	$1.34	$1.19	$1.42	$1.17

Anti-dilutive stock options excluded from diluted earnings per share computations	991	1,384	1,174	1,420

Note 3 – Acquisitions

In February 2012, we acquired the distribution assets of Ideal Distributors Ltd., a regional swimming pool products distributor with four sales center locations in British Columbia, Canada.  In March 2012, we acquired the distribution assets of CCR Distribution, a swimming pool products distributor with one sales center in Ontario, Canada.

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

We have five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on our unsecured syndicated senior credit facility (the Credit Facility).  These swaps convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

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

In 2011, we had two previous interest rate swap contracts related to our previous debt arrangements.  We terminated both of these swap contracts in 2011.  For additional information regarding our previous debt arrangements and interest rate swaps, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2011 Annual Report on Form 10-K.

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Unrealized Losses at June 30,
Balance Sheet Line Item	2012	2011
Accrued expenses and other current liabilities	$(2,608)	$(1,931)

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

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments and the carrying value of long-term debt approximates fair value.  Our determination of the estimated fair value of long-term debt reflects a discounted cash flow model using our estimates, primarily those related to assumptions for borrowing rates (Level 3 inputs as defined in the accounting guidance).

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

OVERVIEW

Financial Results

Second quarter sales and earnings were in line with our expectations.  We had much stronger comparative results in both April and May as the season peaked earlier than normal in 2012 due to the unusually mild winter, while June results reflected the shift of sales into the first and early second quarter.  Net sales increased 7% compared to the second quarter of 2011.  Base business sales were up 5% despite a 1% unfavorable impact from currency fluctuations.  Base business sales grew 5% on the swimming pool side of the business and 11% on the irrigation side of the business, with growth attributed to market share gains, higher consumer discretionary expenditures, price inflation and the larger installed base of pools.

Gross profit improved 5% compared to the second quarter of 2011, while gross profit as a percentage of net sales (gross margin) declined approximately 50 basis points to 29.4% in the second quarter of 2012.  The decrease in gross margin reflects a difficult comparison given the benefit last year from the impact of 2011 mid-year vendor price increases, as well as competitive pricing pressures and unfavorable changes in customer mix in the second quarter of 2012.

Selling and administrative expenses (operating expenses) increased less than 1% in the second quarter of 2012 compared to the same period in 2011.   Base business operating expenses were down 2% compared to the second quarter of 2011, as a decrease in employee incentive costs and the impact of currency fluctuations on expenses more than offset a slight increase in other variable costs related to sales growth and higher professional fees and marketing expenses.

Operating income increased 10% over the comparable 2011 period, despite a 1% unfavorable impact from currency fluctuations.  Operating income as a percentage of net sales (operating margin) increased 40 basis points to 14.3% for the second quarter of 2012 compared to the same period in 2011.

Net income increased 11% to $64.9 million in the second quarter of 2012, while earnings per share was up 13% to $1.34 per diluted share versus the second quarter in 2011.

Financial Position and Liquidity

Total net receivables increased 2% compared to June 30, 2011 due primarily to higher vendor receivables.  Our allowance for doubtful accounts balance was $5.0 million at June 30, 2012, a $0.4 million decrease compared to June 30, 2011 that reflects significant improvements in our receivable aging trends.  Days sales outstanding (DSO) improved between periods to 29.3 days at June 30, 2012 compared to 30.7 days at June 30, 2011.

Inventory levels were up 3% to $402.3 million at June 30, 2012, with 2% of the increase attributable to recent acquisitions.  Our inventory turns, as calculated on a trailing twelve month basis, increased slightly to 3.3 times at June 30, 2012 compared to 3.2 times at June 30, 2011.

Total debt outstanding was $309.8 million at June 30, 2012, an increase of $3.8 million compared to June 30, 2011.

Current Trends and Outlook

For a detailed discussion of trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2011 Annual Report on Form 10-K.  While there have not been any significant changes in these trends, we believe the economic environment remains uncertain given the most recent consumer confidence and employment data in the United States and the lingering debt and economic issues in Europe.

Based on the early peak of the 2012 season and the uncertain economic environment, we have tightened our 2012 earnings guidance to a range of $1.75 to $1.82 per diluted share from our previous guidance of $1.75 to $1.85 per diluted share.  This updated range still reflects expected base business sales growth of 5% to 8% for the year, although we have adjusted expectations for the second half of 2012 with projected base business sales growth of 2% to 4%.

While we had anticipated that gross margin would be neutral to slightly positive for the second half of the year, we currently expect that gross margin will be down from last year due primarily to the difficult third quarter comparison (gross margin improved 60 basis points year over year in the third quarter of 2011, including the benefit related to our inventory purchases in advance of mid-year vendor price increases).

We expect modest expense growth overall for the year, with base business expenses flat or down slightly in the last six months of 2012 due to more modest sales expectations and lower employee incentive expenses.  However, if our sales growth is higher than projected, as was the case in the first quarter, we would logically expect expenses to be modestly higher.

We expect that our effective income tax rate for the full year will be approximately 38%, compared to our more normalized full year rate of approximately 39%.  We expect the third quarter rate will be slightly below the estimated annual rate due to the expiration of the statutes of limitations for another tax year, while the fourth quarter rate should be slightly above the full year rate.

Consistent with our results for the first half of 2012, we anticipate base business results will generate operating profit growth as a percentage of base business sales growth (contribution margin) of approximately 20% for the full year.  We also expect cash provided by operations will exceed net income.

We opened one new sales center location in June 2012 and have five others now scheduled to open in the second half of 2012.

RESULTS OF OPERATIONS

As of June 30, 2012, we conducted operations through 308 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	70.1	70.8	70.3
Gross profit	29.4	29.9	29.2	29.7
Operating expenses	15.1	16.1	19.0	20.0
Operating income	14.3	13.9	10.2	9.7
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes and equity earnings	14.0%	13.6%	9.9%	9.3%

Note:	Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2012 and 2011.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Net sales	$739,650	$703,722	$17,525	$2,701	$757,175	$706,423

Gross profit	217,581	210,694	4,824	745	222,405	211,439
Gross margin	29.4%	29.9%	27.5%	27.6%	29.4%	29.9%

Operating expenses	110,329	112,539	3,942	979	114,271	113,518
Expenses as a % of net sales	14.9%	16.0%	22.5%	36.2%	15.1%	16.1%

Operating income (loss)	107,252	98,155	882	(234)	108,134	97,921
Operating margin	14.5%	13.9%	5.0%	(8.7)%	14.3%	13.9%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
CCR Distribution	March 2012	1	April–June 2012
Ideal Distributors Ltd.	February 2012	4	April–June 2012
G.L. Cornell Company	December 2011	1	April–June 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	April–June 2012
The Kilpatrick Company, Inc.	May 2011	4	April–June 2012 and May–June 2011

(1)	We acquired certain distribution assets of each of these companies.

We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of June 30, 2012):

•	acquired sales centers (see table above);
•	existing sales centers consolidated with acquired sales centers (0);
•	closed sales centers (0);
•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and
•	sales centers opened in new markets (3).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first six months of 2012:

December 31, 2011	298
Acquired	5
New locations	5
June 30, 2012	308

Net Sales

	Three Months Ended June 30,
(in millions)	2012	2011	Change
Net sales	$757.2	$706.4	$50.8	7%

Net sales for the second quarter of 2012 increased 7%, including a 5% increase in base business sales despite a 1% decrease attributed to the impact of unfavorable currency fluctuations.  Our base business sales growth included a 5% increase on the swimming pool side of the business and an 11% increase on the irrigation side of the business.  The lower growth rate for the swimming pool business reflects the shift of some sales into the first quarter due to the unusually mild winter (see discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 16) and the impact of lower base business sales in Europe compared to the second quarter of 2011.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•	market share gains evidenced by sales growth rates for expanded product offerings such as building materials (12% growth) and higher base business sales growth for the irrigation side of the business;
•	improvement in consumer discretionary expenditures, including some market recovery in remodeling activity and increased sales of above ground pools (14% growth);
•	the impact of inflationary product cost increases (estimated at approximately 1% to 2%); and
•	higher sales of non-discretionary products due to the increased installed base of pools, which we estimate grew 1% over the past year.

Gross Profit

	Three Months Ended June 30,
(in millions)	2012	2011	Change
Gross profit	$222.4	$211.4	$11.0	5%
Gross margin	29.4%	29.9%

Gross margin declined approximately 50 basis points between periods due primarily to a difficult comparison to the second quarter of 2011 and competitive pricing pressures, which we believe intensified in June based on the early slowdown of the 2012 season.  In the second quarter of 2011, our gross margin was up 50 basis points from the same period in 2010, including the benefit from inventory purchases we made in advance of 2011 mid-year vendor price increases.  The comparative decline in the second quarter of 2012 also reflected unfavorable changes in customer mix and lower gross margins from recent acquisitions, with partially offsetting favorable impacts attributable to lower credit and debit card fees as a percentage of sales and continued improvements in purchasing and pricing discipline.

Operating Expenses

	Three Months Ended June 30,
(in millions)	2012	2011	Change
Operating expenses	$114.3	$113.5	$0.8	1%
Operating expenses as a % of net sales	15.1%	16.1%

Operating expenses were up less than 1% compared to the second quarter of 2011, with higher expenses related to recent acquisitions and new market sales center openings largely offset by a 2% drop in base business operating expenses.  Base business operating expenses declined due to a $2.4 million decrease in employee incentive costs, a $1.1 million impact from currency fluctuations, a $0.8 million reduction in bad debt expense and small decreases in other expense categories including delivery costs.  These expense decreases were partially offset by a $2.1 million increase in professional fees and marketing expenses and slightly higher other variable costs related to the growth in sales, including higher salary costs due to a 3% increase in average headcount excluding acquisitions.

Interest Expense, net

Interest expense, net was up $0.4 million between periods due primarily to a year over year increase in interest expense related to borrowings.  This increase was attributable to a higher weighted average effective interest rate, which increased to 2.5% for the second quarter of 2012 from 2.2% for the second quarter of 2011.

Income Taxes

Our effective income tax rate was 38.72% for the three months ended June 30, 2012 compared to 39.20% for the three months ended June 30, 2011.  There were no significant changes in our estimates related to our income tax provision during the second quarter of 2012.

Net Income and Earnings Per Share

Net income improved 11% to $64.9 million compared to the second quarter of 2011, while earnings per share increased 13% quarter over quarter to $1.34 per diluted share.  The increase in earnings per share included an accretive impact of approximately $0.01 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year and an offsetting impact of approximately $0.01 per diluted share related to unfavorable currency fluctuations.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2012	2011	2012	2011	2012	2011
Net sales	$1,090,447	$1,015,387	$28,682	$3,925	$1,119,129	$1,019,312

Gross profit	318,856	301,751	8,112	1,098	326,968	302,849
Gross margin	29.2%	29.7%	28.3%	28.0%	29.2%	29.7%

Operating expenses	205,019	202,820	7,794	1,532	212,813	204,352
Expenses as a % of net sales	18.8%	20.0%	27.2%	39.0%	19.0%	20.0%

Operating income (loss)	113,837	98,931	318	(434)	114,155	98,497
Operating margin	10.4%	9.7%	1.1%	(11.1)%	10.2%	9.7%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
CCR Distribution	March 2012	1	March–June 2012
Ideal Distributors Ltd.	February 2012	4	February–June 2012
G.L. Cornell Company	December 2011	1	January–June 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January–June 2012
The Kilpatrick Company, Inc.	May 2011	4	January–June 2012 and May–June 2011
Turf Equipment Supply Co.	December 2010	3	January–February 2012 and January–February 2011
Pool Boat and Leisure, S.A.	December 2010	1	January–February 2012 and January–February 2011

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2011, please refer to page 11 under the heading “Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011”.

Net Sales

	Six Months Ended June 30,
(in millions)	2012	2011	Change
Net sales	$1,119.1	$1,019.3	$99.8	10%

Net sales for the first half of 2012 increased 10%, with an increase of over 7% in base business sales and close to a 3% increase related to recent acquisitions and new market sales center openings.  Our base business sales growth included a 7% increase on both the swimming pool side of the business and the irrigation side of the business.  While base business sales grew 9% for our North American swimming pool business, this growth was partially offset by a 1% decline from unfavorable currency fluctuations and the impact of lower base business sales in Europe.  In local currencies, net sales in Europe declined 4% compared to the first half of 2011.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
market share gains evidenced by sales growth rates for expanded product offerings such as building materials (see discussion below) and an expanded customer base (7% growth for our retail customer segment, which is a strategic priority);

•	the gradual improvement in consumer discretionary expenditures, including some market recovery in remodeling activity and increased sales of above ground pools (18% growth);
•	the impact of inflationary product cost increases (estimated at approximately 1% to 2%); and
•	higher sales of non-discretionary products due to the increased installed base of pools, which we estimate grew 1% over the past year.

Sales of building materials, tile and packaged pool products grew by over 17% compared to the first half of 2011, although collectively these products only accounted for approximately 12% of our total sales in the first half of 2012.  Chemical sales grew 6%, with a small benefit overall from price inflation despite some lingering price deflation for certain chemical products.  Sales for parts products increased only 2% compared to the first half of 2011, reflecting a potential consumer shift from repairing to replacing swimming pool equipment.

Sales in 2012 also benefited from favorable weather conditions through May, with an unusually mild winter and record warm spring temperatures driving a higher first quarter base business sales growth rate and the early peak to the 2012 season.  However, June sales were negatively impacted by unfavorable weather conditions compared to the same period in 2011.  See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 16.

Gross Profit

	Six Months Ended June 30,
(in millions)	2012	2011	Change
Gross profit	$327.0	$302.8	$24.2	8%
Gross margin	29.2%	29.7%

Gross margin declined 50 basis points between periods due primarily to difficult comparisons to 2011 (when our gross margin was up 60 basis points from the first half of 2010) and also due to competitive pricing pressures, which intensified in the latter part of the second quarter of 2012.  Going into the 2011 season, we made greater early buy inventory purchases in advance of year-end vendor price increases, which benefited our first quarter 2011 gross margin.  We made more modest early buy inventory purchases going into the 2012 season, in part because we made additional bulk inventory purchases in advance of mid-year 2011 vendor price increases.  These strategic purchases benefited our gross margin in the second and third quarters of 2011.

Other impacts to comparative gross margin were largely offsetting.  Favorable impacts included continued improvements in purchasing and pricing discipline and lower credit and debit card fees as a percentage of net sales, while unfavorable impacts included higher inventory obsolescence adjustments and unfavorable changes in customer mix.

Operating Expenses

	Six Months Ended June 30,
(in millions)	2012	2011	Change
Operating expenses	$212.8	$204.4	$8.4	4%
Operating expenses as a % of net sales	19.0%	20.0%

Operating expenses were up 4% compared to the first six months of 2011, with a modest 1% increase in base business operating expenses attributable to the following:

•	a $2.0 million increase in professional fees and marketing expenses;
•	higher salary costs due to a 3% increase in average headcount excluding acquisitions; and
•	increases in other variable expenses related to the growth in sales.

These increases were partially offset by the impact of currency fluctuations on expenses, a $0.9 million reduction in bad debt expense (driven by significant improvements in our past due receivable aging trends) and small decreases in other expense categories including employee incentive costs.

Interest Expense, net

Interest expense, net increased 6% between periods due to higher interest expense related to borrowings as average debt levels were up 8% compared to the first half of 2011.  The weighted average effective interest rate was up slightly between periods to 2.5% for the first six months of 2012 compared to 2.4% for the first six months of 2011.

Income Taxes

Our effective income tax rate was 38.07% for the six months ended June 30, 2012 compared to 39.20% for the six months ended June 30, 2011.  The decrease in the effective rate between periods includes the impact of a $0.7 million reduction in our estimated annual provision for income taxes recorded in the first quarter of 2012.  While this was a routine accounting entry related to previously uncertain tax positions recorded upon the expiration of statutes of limitations for our 2007 income tax returns, the timing was non-routine because we postponed the filing of these returns from September 2008 to January 2009 in accordance with the extended deadline set by the Internal Revenue Service due to Hurricane Gustav.

Net Income and Earnings Per Share

Net income improved 18% to $68.6 million compared to the first half of 2011, while earnings per share increased 21% to $1.42 per diluted share.  Earnings per share for the first half of 2012 included the following:

•	a benefit of approximately $0.02 per diluted share related to the reduction in our estimated annual provision for income taxes recorded in the first quarter of 2012;
•	an accretive impact of approximately $0.01 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year; and
•	an unfavorable impact of approximately $0.01 per diluted share due to foreign currency fluctuations.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2012, the four quarters of 2011 and the third and fourth quarters of 2010.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2012		2011				2010
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$757,175	$361,954	$270,422	$503,584	$706,423	$312,889	$241,426	$455,020
Gross profit	222,405	104,563	80,835	147,906	211,439	91,410	73,567	130,869
Operating income (loss)	108,134	6,021	(14,343)	40,913	97,921	576	(16,783)	37,047
Net income (loss)	64,943	3,651	(10,115)	24,169	58,577	(638)	(11,805)	22,784

Balance Sheet Data
Receivables, net	$270,089	$201,792	$110,555	$160,647	$266,032	$173,787	$101,543	$155,252
Product inventories, net	402,266	462,810	386,924	337,698	389,763	438,791	347,439	306,609
Accounts payable	267,990	319,462	177,437	120,221	247,904	303,395	169,700	127,995
Total debt	309,813	299,011	247,300	268,700	306,049	280,157	198,700	231,200

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
(primarily in the northern half of the U.S. and Canada)

Our first quarter sales benefited from the unusually mild winter in 2012.  Record warm temperatures across the Northeast and Midwest spurred an early start to remodeling projects and new pool construction, resulting in a shift of some sales into March from the second quarter.  Temperatures were also much higher than normal across the Southeast and Southwest, resulting in incremental sales of certain maintenance products as many swimming pool owners opened their pools earlier than normal and swimming pool use increased in year-round markets.  In our North Texas and Oklahoma markets, this favorable impact was largely offset by a tough comparison to the first quarter of 2011 when we realized higher sales from repair and replacement activity for freeze damaged pool equipment.  Weather did not have a significant impact on our first quarter sales along the West Coast, where temperatures were close to historical averages and similar to the same period last year.  These weather impacts were apparent when comparing our base business sales for the swimming pool side of the business as California, Texas and Arizona were up 7% in aggregate in the first quarter, while Florida and all other markets were up 18%.

Favorable weather trends continued in April and May with much higher than normal temperatures across the United States, excluding the Pacific Northwest.  The three month period between March and May 2012 was the warmest on record both nationally and for 31 of the 37 states east of the Rocky Mountains.  The unusually mild winter and record warm spring accounted for the shift of sales into the first and early second quarter and resulted in the earlier than normal peak of the 2012 season.  In addition to some sales being pulled forward, June sales were also negatively impacted by weather due to below normal temperatures across the Southeast and cooler temperatures compared to 2011 in most other states excluding California and the Southwest.

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

Capital expenditures, which historically have averaged 0.5% to 0.75% of net sales, were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  In 2011, capital expenditures increased to 1.1% of net sales since we began purchasing rather than leasing new vehicles and forklifts.  Going forward, we project annual capital expenditures will be relatively consistent with 2011 and average approximately 1.0% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended June 30,
	2012	2011
Operating activities	$33,521	$(18,939)
Investing activities	(14,115)	(15,177)
Financing activities	13,900	59,772

Cash provided by operations for the first half of 2012 reflected the $10.7 million increase in net income and a more normal seasonal cash flow cycle compared to the first half of 2011.  In 2011, cash used in operations included an unfavorable timing impact from purchases and payments related to our tactical inventory purchases made in advance of mid-year vendor price increases.  Cash used in investing activities declined slightly between periods as a decrease in purchases of property and equipment offset an increase in cash paid for acquisitions.  Cash provided by financing activities decreased during the first six months of 2012 due to lower net borrowings on our debt arrangements, which reflected the year over year improvement in cash provided by operations. Higher cash dividend payments reflected the $0.02 per share increase in our quarterly dividend in the second quarter of 2012.  Share repurchases on the open market were relatively consistent between periods, with $42.1 million repurchased in the first half of 2012.  The activity for proceeds and payments on our debt arrangements included the payoff of our $100.0 million Floating Rate Senior Notes at maturity on February 12, 2012.

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

At June 30, 2012, there was $309.8 million outstanding and $117.5 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of June 30, 2012 was approximately 2.0%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2012, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2012, our average total leverage ratio equaled 1.66 (compared to 1.78 as of March 31, 2012) and the TTM average total debt amount used in this calculation was $269.3 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2012, our fixed charge ratio equaled 3.59 (compared to 3.40 as of March 31, 2012) and TTM Rental Expense was $52.3 million.

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

As of June 30, 2012, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2012.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2011 Annual Report on Form 10-K.

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

As of July 23, 2012, $26.1 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

CRITICAL ACCOUNTING ESTIMATES

We prepare our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and related disclosures.  Management identifies critical accounting estimates as:

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

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2012, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2012, our disclosure controls and procedures were effective.

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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed in our Form 10-K filed on February 29, 2012, a number of purported anti-trust class action suits have been filed against us in various United States District Courts.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana. On June 14, 2012, indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, filed an amended class action complaint. On June 29, 2012, direct purchaser plaintiffs, who are current or former customers, filed a consolidated amended class action complaint, which added three defendants, Hayward Industries Inc., Pentair Water Pool and Spa, Inc. and Zodiac Pool Systems, Inc.  The amended complaints seek unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief.  We believe the amended complaints are without merit and we intend to vigorously defend ourselves.

We are subject to regulation under federal, state and local environmental, health transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals.  In the second quarter of 2012, the Office of the District Attorney for the County of Riverside, California, made a monetary demand upon us for civil penalties, alleging noncompliance in the past with local and state hazardous waste handling, storage and transportation laws, fire and building code regulations and California Business & Professions Code Section 17200, primarily relating to liquid chlorine and muriatic acid.  We are engaged in discussions with Riverside County regarding resolution of these matters, but we are unable to predict the outcome. Based on information currently available to us, we do not expect this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors

There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2012:

			Total Number of	Maximum Approximate
	Total Number		Shares Purchased	Dollar Value of Shares
	of Shares	Average Price	as Part of Publicly	That May Yet be Purchased
Period	Purchased (1)	Paid per Share	Announced Plan (2)	Under the Plan (3)
April 1-30, 2012	167,900	$36.53	167,900	$61,223,984
May 1-31, 2012	607,198	$36.42	600,000	$39,370,946
June 1-30, 2012	365,639	$36.24	365,639	$26,119,960
Total	1,140,737	$36.38	1,133,539

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 7,198 shares surrendered for this purpose in May 2012 and no shares surrendered for this purpose in April or June 2012.

(2)
In May 2011, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.  This program replaced our previous share repurchase program.

(3)	As of July 23, 2012, $26.1 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed or furnished as part of this report are listed in the Index to Exhibits appearing on page 24.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2012.

POOL CORPORATION

By:	/s/ MARK W. JOSLIN
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed or Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	08/09/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2012 and June 30, 2011;
2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2012 and June 30, 2011;
3.	Consolidated Balance Sheets at June 30, 2012, June 30, 2011 and December 31, 2011;
4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2012 and June 30, 2011; and
5.	Notes to Consolidated Financial Statements.

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