Form 10-Q
period 2012-09-30
POOL CORP
filed 2012-11-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2012 or

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

As of October 22, 2012, there were 46,704,043 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2012

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	$528,027	$503,584	$1,647,156	$1,522,896
Cost of sales	376,526	355,678	1,168,687	1,072,141
Gross profit	151,501	147,906	478,469	450,755
Selling and administrative expenses	103,544	106,993	316,357	311,345
Goodwill impairment	6,946	—	6,946	—
Operating income	41,011	40,913	155,166	139,410
Interest expense, net	1,687	1,641	5,364	5,110
Income before income taxes and equity earnings	39,324	39,272	149,802	134,300
Provision for income taxes	17,965	15,126	60,020	52,377
Equity earnings in unconsolidated investments	16	23	187	185
Net income	$21,375	$24,169	$89,969	$82,108

Earnings per share:
Basic	$0.46	$0.50	$1.91	$1.70
Diluted	$0.45	$0.50	$1.87	$1.67
Weighted average shares outstanding:
Basic	46,574	47,987	47,076	48,357
Diluted	47,787	48,772	48,205	49,157

Cash dividends declared per common share	$0.16	$0.14	$0.46	$0.41

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$21,375	$24,169	$89,969	$82,108
Other comprehensive income (loss):
Foreign currency translation adjustments	(135)	(1,233)	(466)	608
Change in unrealized gains and losses on interest rate swaps, net of tax of $407, $(325), $1,260 and $(882)	(635)	502	(1,970)	1,363
Total other comprehensive income (loss)	(770)	(731)	(2,436)	1,971
Comprehensive income	$20,605	$23,438	$87,533	$84,079

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30, 2012	September 30, 2011	December 31, 2011 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,818	$20,656	$17,487
Receivables, net	175,459	160,647	110,555
Product inventories, net	349,325	337,698	386,924
Prepaid expenses and other current assets	8,078	7,354	11,298
Deferred income taxes	11,561	10,145	11,737
Total current assets	573,241	536,500	538,001

Property and equipment, net	46,643	40,774	41,394
Goodwill	169,983	178,516	177,103
Other intangible assets, net	11,270	11,953	11,738
Equity interest investments	1,066	976	980
Other assets, net	29,180	29,493	29,406
Total assets	$831,383	$798,212	$798,622

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$163,543	$120,221	$177,437
Accrued expenses and other current liabilities	102,805	70,718	53,398
Current portion of long-term debt and other long-term liabilities	23	22	22
Total current liabilities	266,371	190,961	230,857

Deferred income taxes	31,833	26,549	32,993
Long-term debt	214,328	268,700	247,300
Other long-term liabilities	6,381	7,503	7,726
Total liabilities	518,913	493,713	518,876

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,596,813, 47,594,628 and 47,366,997 shares issued and outstanding at September 30, 2012, September 30, 2011 and December 31, 2011, respectively	47	48	47
Additional paid-in capital	265,129	236,623	243,180
Retained earnings	47,510	64,805	34,299
Accumulated other comprehensive income (loss)	(216)	3,023	2,220
Total stockholders’ equity	312,470	304,499	279,746
Total liabilities and stockholders’ equity	$831,383	$798,212	$798,622

   (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2012	2011
Operating activities
Net income	$89,969	$82,108
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,481	7,071
Amortization	962	1,243
Share-based compensation	6,236	6,143
Excess tax benefits from share-based compensation	(2,534)	(2,229)
Equity earnings in unconsolidated investments	(187)	(185)
Goodwill impairment	6,946	—
Other	278	(3,892)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(63,015)	(55,941)
Product inventories	39,644	10,999
Prepaid expenses and other assets	2,607	677
Accounts payable	(15,500)	(49,542)
Accrued expenses and other current liabilities	50,643	35,522
Net cash provided by operating activities	124,530	31,974

Investing activities
Acquisition of businesses, net of cash acquired	(4,580)	(2,961)
Purchase of property and equipment, net of sale proceeds	(13,717)	(16,959)
Other investments, net	(249)	(177)
Net cash used in investing activities	(18,546)	(20,097)

Financing activities
Proceeds from revolving line of credit	482,669	446,649
Payments on revolving line of credit	(415,641)	(376,649)
Payments on long-term debt and other long-term liabilities	(100,017)	(145)
Payments of deferred acquisition consideration	—	(500)
Excess tax benefits from share-based compensation	2,534	2,229
Proceeds from stock issued under share-based compensation plans	13,180	9,506
Payments of cash dividends	(21,669)	(19,798)
Purchases of treasury stock	(55,088)	(62,842)
Net cash used in financing activities	(94,032)	(1,550)
Effect of exchange rate changes on cash and cash equivalents	(621)	608
Change in cash and cash equivalents	11,331	10,935
Cash and cash equivalents at beginning of period	17,487	9,721
Cash and cash equivalents at end of period	$28,818	$20,656

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

A description of our significant accounting policies is included in our 2011 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2012 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2012.

Note 2 – Goodwill Impairment

As discussed in Note 1 to the Consolidated Financial Statements in our 2011 Annual Report on Form 10-K, goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We test goodwill and other indefinite lived intangible assets for impairment annually as of October 1st and at any other time when impairment indicators exist.

For our annual goodwill impairment test, we estimate the fair value of our reporting units by utilizing a present value model that incorporates our assumptions for projected future cash flows, discount rates and multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). If the estimated fair value of any of our reporting units has fallen below their carrying value, we compare the estimated fair value of the reporting unit's goodwill to its carrying value. If the carrying value of a reporting unit's goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.

We performed an interim goodwill impairment analysis for our United Kingdom reporting unit during the third quarter of 2012 based on our identification of impairment indicators related to our results through the end of the 2012 pool season and the current and expected continued depressed economic conditions in the United Kingdom. Our results for the nine months ended September 30, 2012 were significantly lower than our 2012 sales, gross profit and operating profit estimates for the United Kingdom reporting unit that we used in our 2011 annual goodwill impairment test. We updated our 2011 impairment analysis for both our actual 2012 year to date results and our updated growth estimates for future years based on expectations for a more prolonged economic recovery period in the United Kingdom. These updates had a significant impact on our projected future cash flow calculation and resulted in a much lower estimated fair value for our United Kingdom reporting unit.

As a result of our interim impairment analysis, we recorded a $6.9 million non-cash goodwill impairment charge equal to the total September 30, 2012 goodwill carrying amount of our United Kingdom reporting unit of $6.9 million. Since the goodwill impairment charge is non‑deductible for tax purposes, our effective tax rate for both the quarterly and year to date periods ended September 30, 2012 was much higher than normal.

Note 3 – Earnings Per Share

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

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net income	$21,375	$24,169	$89,969	$82,108

Weighted average shares outstanding:
Basic	46,574	47,987	47,076	48,357
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,213	785	1,129	800
Diluted	47,787	48,772	48,205	49,157

Earnings per share:
Basic	$0.46	$0.50	$1.91	$1.70
Diluted	$0.45	$0.50	$1.87	$1.67

Anti-dilutive stock options excluded from diluted earnings per share computations	4	1,418	964	1,418
Note 4 – Acquisitions

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

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Unrealized Losses at
	September 30,
Balance Sheet Line Item	2012	2011
Accrued expenses and other current liabilities	$(3,650)	$(1,104)

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

In our discussion of results of operations below, adjusted operating income, adjusted net income and adjusted diluted EPS for all periods exclude the Goodwill impairment line item on the Consolidated Statements of Income. We have provided these adjusted amounts because we believe it helps investors assess our year-over-year operating performance.

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

OVERVIEW

Financial Results

We realized strong third quarter results despite the challenging external environment and one less selling day than the third quarter of 2011. Solid execution across the company drove market share gains and record year to date sales and earnings per share.

Net sales increased 5% quarter over quarter, with base business sales up 3% (over 4% on a same selling day basis). This growth is primarily attributable to market share gains, modest growth in consumer discretionary expenditures and some price inflation, offset by a 1% decline from the impact of unfavorable currency fluctuations.

Gross profit for the third quarter of 2012 improved 2% from the comparable 2011 period, while gross profit as a percentage of net sales (gross margin) declined 70 basis points to 28.7%. The decrease in gross margin reflects a difficult comparison given the 60 basis point improvement in the third quarter last year, which included the benefit of 2011 mid-year vendor price increases. Unfavorable product and customer mix changes and continued competitive pricing pressures also contributed to the gross margin decline in the quarter.

Selling and administrative expenses (operating expenses) decreased 3% in the third quarter of 2012 compared to the same period in 2011. Base business operating expenses were down 6% as lower employee incentive costs, the impact of currency fluctuations on expenses, the impact of one less selling day and lower bad debt expense more than offset higher professional fees and inflationary increases in other costs.

We performed an interim goodwill impairment analysis for our United Kingdom reporting unit during the third quarter of 2012 based on our identification of impairment indicators related to our results through the end of the 2012 pool season (sales and profits significantly lower than our forecast for 2012) and the current and expected continued depressed economic conditions in the United Kingdom. As a result of our impairment analysis, we recorded a $6.9 million non-cash goodwill impairment charge equal to the total September 30, 2012 goodwill carrying amount of our United Kingdom reporting unit of $6.9 million. This impairment charge had a $0.14 negative impact on diluted EPS for the three and nine months ended September 30, 2012. Since the goodwill impairment charge is not deductible for tax purposes, our effective tax rate for both the quarterly and year to date periods ended September 30, 2012 was much higher than normal.

Operating income for the quarter was essentially flat at $41.0 million compared to 2011, while operating income as a percentage of net sales (operating margin) decreased 30 basis points to 7.8% compared to the same period in 2011. Excluding goodwill impairment, adjusted operating income for the quarter increased 17% to $48.0 million and adjusted operating margin increased 100 basis points to 9.1% for the third quarter of 2012 compared to the same period in 2011.

Net income decreased 12% to $21.4 million in the third quarter of 2012, with earnings per share down 10% to $0.45 per diluted share versus $0.50 per diluted share for the third quarter of 2011. Adjusted net income for the third quarter increased 17% to $28.3 million, while adjusted EPS increased 18% to $0.59 per diluted share.

Financial Position and Liquidity

Total net receivables increased 9% due primarily to the increase in net sales and higher vendor receivables. Our allowance for doubtful accounts balance was $4.8 million at September 30, 2012, a $0.4 million decrease compared to September 30, 2011 that reflects continued improvements in our receivable aging trends.  Days sales outstanding (DSO) improved between periods to 29.0 days at September 30, 2012 compared to 30.3 days at September 30, 2011.

Inventory levels were up 3% to $349.3 million at September 30, 2012, including a 2% increase from recent acquisitions.  The inventory reserve increased to $9.6 million at September 30, 2012 compared to $7.4 million at September 30, 2011. Our inventory turns, as calculated on a trailing twelve month basis, increased to 3.3 times at September 30, 2012 compared to 3.2 times at September 30, 2011.

Total debt outstanding was $214.3 million at September 30, 2012, down $54.4 million compared to September 30, 2011.

Current Trends and Outlook

For a detailed discussion of trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2011 Annual Report on Form 10-K.  While there have not been any significant changes in those trends, we believe the economic environment remains uncertain given consumer confidence and employment levels in the United States and the lingering debt and economic issues in Europe.

Based on our results through September as well as expectations for the remainder of the year, we revised our 2012 earnings guidance from our previous range of $1.75 to $1.82 per diluted share to a projected range of $1.80 to $1.83 per diluted share excluding the $0.14 goodwill impairment charge or $1.66 to $1.69 per diluted share including the impact of the goodwill impairment charge.

For the fourth quarter of 2012, we expect mid–single digit base business sales growth including the benefit of one more selling day compared to the fourth quarter of 2011. We believe fourth quarter gross margin will continue to track lower than 2011. While the unfavorable comparative impact related to 2011 mid–season vendor price increases will diminish in the fourth quarter, we believe that unfavorable product and customer mix changes and competitive pricing pressures will continue.

We expect operating expenses will be up 3% to 4% in the fourth quarter compared to the same period in 2011, with the benefit of a projected $2.0 million decline in employee incentive costs more than offset by expected cost increases in other areas, expenses from our recent acquisitions and the impact of one more selling day. For the full year, we expect modest expense growth overall with employee incentive costs down approximately $6.0 million to a more normalized expense level after the extraordinary year we had in 2011.

For the full year, we expect our effective income tax rate will be approximately 40%. Excluding the impact of the non–deductible goodwill impairment charge, our full year effective income tax rate should be just over 38%. This is slightly below our more normalized rate of approximately 39% due to the benefit from the expiration of the statue of limitations for both our 2007 and 2008 income tax returns.

Consistent with our results for the first nine months of 2012, we anticipate base business results will generate operating profit growth as a percentage of base business sales growth (contribution margin) of 20% for the full year excluding the impact of goodwill impairment.  While favorable timing differences related to inventory and tax payments will reverse in the fourth quarter, we still expect cash provided by operations will exceed net income for the full year as a result of operational improvements.

RESULTS OF OPERATIONS
As of September 30, 2012, we conducted operations through 312 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	70.6	71.0	70.4
Gross profit	28.7	29.4	29.0	29.6
Operating expenses	19.6	21.2	19.2	20.4
Goodwill impairment	1.3	—	0.4	—
Operating income	7.8	8.1	9.4	9.2
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes and equity earnings	7.4%	7.8%	9.1%	8.8%

Note:    Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2012 and 2011.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011
The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Net sales	$518,504	$502,301	$9,523	$1,283	$528,027	$503,584

Gross profit	148,738	147,541	2,763	365	151,501	147,906
Gross margin	28.7%	29.4%	29.0%	28.4%	28.7%	29.4%

Operating expenses	100,315	106,619	3,229	374	103,544	106,993
Expenses as a % of net sales	19.3%	21.2%	33.9%	29.2%	19.6%	21.2%

Goodwill impairment	6,946	—	—	—	6,946	—

Operating income (loss)	41,477	40,922	(466)	(9)	41,011	40,913
Operating margin	8.0%	8.1%	(4.9)%	(0.7)%	7.8%	8.1%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
CCR Distribution	March 2012	1	July–September 2012
Ideal Distributors Ltd.	February 2012	4	July–September 2012
G.L. Cornell Company	December 2011	1	July–September 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	July–September 2012
The Kilpatrick Company, Inc.	May 2011	4	July 2012 and July 2011

(1)	We acquired certain distribution assets of each of these companies.
We exclude the following sales centers from base business results for a period of 15 months (parenthetical numbers for each category indicate the number of sales centers excluded as of September 30, 2012):

•	acquired sales centers (see table above);

•	existing sales centers consolidated with acquired sales centers (0);

•	closed sales centers (0);

•	consolidated sales centers in cases where we do not expect to maintain the majority of the existing business (0); and

•	sales centers opened in new markets (4).

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first nine months of 2012:

December 31, 2011	298
Acquired	5
New locations	9
September 30, 2012	312

Net Sales

	Three Months Ended
	September 30,
(in millions)	2012	2011	Change
Net sales	$528.0	$503.6	$24.4	5%

Net sales for the third quarter of 2012 increased 5%, including a 3% increase in base business sales despite a 1% impact from one less selling day and a 1% decrease attributed to the impact of unfavorable currency fluctuations.  Our base business sales growth included a 3% increase on the swimming pool side of the business and an 8% increase on the irrigation side of the business.  While comparative sales results in July reflected the early peak of the 2012 season, sales growth rates improved throughout the remainder of the third quarter when compared on a same selling day basis.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
market share gains evidenced by sales growth rates for expanded product offerings such as building materials (11% growth) and higher base business sales growth for the irrigation side of the business including the benefit realized from a regional competitor going out of business;

•	improvement in consumer discretionary expenditures, including some market recovery in remodeling activity;

•	the impact of inflationary product cost increases (estimated at approximately 1% to 2%); and

•	higher sales of non-discretionary products due to the increased installed base of pools, which we estimate grew 1% over the past year.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2012	2011	Change
Gross profit	$151.5	$147.9	$3.6	2%
Gross margin	28.7%	29.4%

Gross margin declined approximately 70 basis points in the third quarter of 2012. This decrease reflects a difficult comparison to the third quarter of 2011 given the 60 basis point gross margin improvement in that period, which included the benefit from inventory purchases we made in advance of 2011 mid-year vendor price increases.  The comparative decline in the third quarter of 2012 also reflected unfavorable changes in product and customer mix and continued competitive pricing pressures. Partially offsetting favorable impacts included lower debit card fees as a percentage of sales and continued improvements in purchasing and pricing discipline.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2012	2011	Change
Operating expenses	$103.5	$107.0	$(3.5)	(3)%
Operating expenses as a % of net sales	19.6%	21.2%

Operating expenses were down 3% compared to the third quarter of 2011, with a 6% drop in base business operating expenses partially offset by the impact of expenses related to recent acquisitions and new market sales center openings.  Base business operating expenses declined mainly due to a $3.8 million decrease in employee incentive costs, a $0.9 million impact from currency fluctuations, the impact of one less selling day, a $0.8 million reduction in bad debt expense and small decreases in other expense categories.  These expense decreases were partially offset by a $1.1 million increase in professional fees and inflationary increases in other costs.

Interest Expense, net

Interest expense, net was up 3% between periods due primarily to a year over year increase in interest expense related to borrowings.  This increase was attributable to a higher weighted average effective interest rate, which increased to 2.6% for the third quarter of 2012 from 2.4% for the third quarter of 2011.

Income Taxes

Our effective income tax rate was 45.7% for the three months ended September 30, 2012 compared to 38.5% for the three months ended September 30, 2011.  Excluding the impact of the $6.9 million non–deductible goodwill impairment charge, our effective income tax rate was 38.8% for the three months ended September 30, 2012. For a more detailed discussion of the changes to our effective tax rate, please refer to page 15 under the heading “Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011”.

Net Income and Earnings Per Share

Net income decreased 12% to $21.4 million compared to the third quarter of 2011, while earnings per share decreased 10% quarter over quarter to $0.45 per diluted share.  Excluding the goodwill impairment charge, adjusted net income for the third quarter increased 17% to $28.3 million and adjusted earnings per share increased 18% to $0.59 per diluted share.

Earnings per share for the third quarter of 2012 also included an accretive impact of approximately $0.01 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2012	2011	2012	2011	2012	2011
Net sales	$1,608,947	$1,517,691	$38,209	$5,205	$1,647,156	$1,522,896

Gross profit	467,582	449,285	10,887	1,470	478,469	450,755
Gross margin	29.1%	29.6%	28.5%	28.2%	29.0%	29.6%

Operating expenses	305,354	309,438	11,003	1,907	316,357	311,345
Expenses as a % of net sales	19.0%	20.4%	28.8%	36.6%	19.2%	20.4%

Goodwill impairment	6,946	—	—	—	6,946	—

Operating income (loss)	155,282	139,847	(116)	(437)	155,166	139,410
Operating margin	9.7%	9.2%	(0.3)%	(8.4)%	9.4%	9.2%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
CCR Distribution	March 2012	1	March–September 2012
Ideal Distributors Ltd.	February 2012	4	February–September 2012
G.L. Cornell Company	December 2011	1	January–September 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January–September 2012
The Kilpatrick Company, Inc.	May 2011	4	January–July 2012 and May–July 2011
Turf Equipment Supply Co.	December 2010	3	January–February 2012 and January–February 2011
Pool Boat and Leisure, S.A.	December 2010	1	January–February 2012 and January–February 2011

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2011, please refer to page 11 under the heading “Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011”.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2012	2011	Change
Net sales	$1,647.2	$1,522.9	$124.3	8%

Net sales for the first nine months of 2012 increased 8% on one less selling day, with an increase of 6% in base business sales and a 2% increase related to recent acquisitions and new market sales center openings.  Our base business sales growth included a 6% increase on the swimming pool side of the business and more than a 7% increase on the irrigation side of the business, partially offset by a 1% decline from unfavorable currency fluctuations.  In local currencies, net sales in Europe declined less than 1% compared to the first nine months of 2011 with sales growth in France, our largest European market, offsetting double digit sales declines in the United Kingdom.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
market share gains evidenced by above market sales growth rates for certain product offerings such as building materials and chemicals (see discussion below) and certain customer segments such as retail (5% growth);

•	the gradual improvement in consumer discretionary expenditures, including some market recovery in remodeling activity and increased sales of above ground pools (12% growth);

•	the impact of inflationary product cost increases (estimated at approximately 1% to 2%); and

•	higher sales of non-discretionary products due to the increased installed base of pools, which we estimate grew 1% over the past year.

Sales of building materials, tile and packaged pool products grew by 15% compared to the first nine months of 2011, although collectively these products only accounted for approximately 12% of our total sales in the first nine months of 2012.  Chemical sales grew by over 4%, with a small benefit overall from price inflation despite some lingering price deflation for certain chemical products.  Sales for parts products increased only 1% compared to the first nine months of 2011, reflecting a shift by some consumers from repairing to replacing swimming pool equipment.

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

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2012	2011	Change
Gross profit	$478.5	$450.8	$27.7	6%
Gross margin	29.0%	29.6%

Gross margin declined 60 basis points between periods due primarily to difficult comparisons to 2011 (when our gross margin was up 60 basis points from the first nine months of 2010).  Going into the 2011 season, we made greater early buy inventory purchases in advance of year-end vendor price increases and we made additional bulk inventory purchases in advance of mid‑year 2011 vendor price increases. These strategic purchases benefited our gross margin throughout 2011.  We made more modest early buy inventory purchases going into the 2012 season as vendor price increases were more modest.

Unfavorable impacts on comparative gross margin also included the following (listed in order of estimated magnitude):

•	unfavorable changes in customer and product mix, including a greater mix of higher priced and more energy efficient products that have higher gross profits per unit but lower gross margins;

•	continued competitive pricing pressures, which intensified in the latter part of the second quarter of 2012; and

•	a decline of approximately 10 basis points related to higher inventory obsolescence adjustments.

Favorable impacts on comparative gross margin also included the following (listed in order of estimated magnitude):

•	continued improvements in purchasing and pricing discipline; and

•	a 10 basis point increase attributed to lower debit card fees as a percentage of net sales as a result of the Dodd‑Frank Wall Street Reform and Consumer Protection Act.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2012	2011	Change
Operating expenses	$316.4	$311.3	$5.1	2%
Operating expenses as a % of net sales	19.2%	20.4%

Operating expenses were up 2% compared to the first nine months of 2011 due to recent acquisitions and new market sales center openings. Base business operating expenses declined 1% due to the impact of the following:

•	a $4.0 million decrease in employee incentive costs;

•	a $2.4 million impact from currency fluctuations on expenses; and

•	a $1.7 million reduction in bad debt expense (driven by significant improvements in our past due receivable aging trends).

These decreases were partially offset by higher salary costs due to a 3% increase in average headcount excluding acquisitions, a $1.7 million increase in professional fees and inflationary increases in other costs.

Interest Expense, net

Interest expense, net increased 5% between periods due to higher interest expense related to borrowings as average debt levels were up 5% compared to the first nine months of 2011.  The weighted average effective interest rate was also up slightly between periods to 2.5% for the first nine months of 2012 compared to 2.4% for the first nine months of 2011.

Income Taxes

Our effective income tax rate was 40.1% for the nine months ended September 30, 2012 compared to 39.0% for the nine months ended September 30, 2011.  Excluding the impact of the non–deductible $6.9 million goodwill impairment charge, our year to date effective income tax rate was 38.3%. This lower effective rate includes the impact of a reduction in our estimated annual provision for income taxes recorded in the first quarter of 2012.  While this was a routine accounting entry related to previously uncertain tax positions recorded upon the expiration of statutes of limitations for our 2007 income tax returns, the timing was non-routine because we postponed the filing of these returns from September 2008 to January 2009 in accordance with the extended deadline set by the Internal Revenue Service due to Hurricane Gustav. This lower rate also reflects the net impact of adjustments in the third quarter of 2012 due to a reduction in our estimated annual provision for income taxes due to the expiration of the statues of limitations for our 2008 income tax returns that was partially offset by an increase related to the true‑up of permanent tax differences in 2012.

Net Income and Earnings Per Share

Net income improved 10% to $90.0 million compared to the first nine months of 2011, while earnings per share increased 12% to $1.87 per diluted share.  Excluding the $0.14 per diluted share impact from the goodwill impairment charge, adjusted net income for the first nine months increased 18% to $96.9 million and adjusted earnings per share increased 20% to $2.01 per diluted share.

Earnings per share for the first nine months of 2012 also included the following impacts:

•	a benefit of $0.02 per diluted share related to the reduction in our estimated annual provision for income taxes recorded in the first quarter of 2012;

•	an accretive impact of approximately $0.02 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year; and

•	an unfavorable impact of $0.01 per diluted share due to foreign currency fluctuations.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2012, the four quarters of 2011 and the fourth quarter of 2010.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)		2012			2011			2010
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$528,027	$757,175	$361,954	$270,422	$503,584	$706,423	$312,889	$241,426
Gross profit	151,501	222,405	104,563	80,835	147,906	211,439	91,410	73,567
Operating income (loss)	41,011	108,134	6,021	(14,343)	40,913	97,921	576	(16,783)
Net income (loss)	21,375	64,943	3,651	(10,115)	24,169	58,577	(638)	(11,805)

Balance Sheet Data
Receivables, net	$175,459	$270,089	$201,792	$110,555	$160,647	$266,032	$173,787	$101,543
Product inventories, net	349,325	402,266	462,810	386,924	337,698	389,763	438,791	347,439
Accounts payable	163,543	267,990	319,462	177,437	120,221	247,904	303,395	169,700
Total debt	214,328	309,813	299,011	247,300	268,700	306,049	280,157	198,700

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies for existing swimming pools
	•	Increased purchases of above-ground pools and irrigation products

Unseasonably cool weather or extraordinary	•	Fewer pool and landscape installations
amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus positively impacting our sales
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
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

In the third quarter of 2012, we estimate that the weather impact on sales was neutral overall compared to the same period in 2011. While average temperatures nationally were the warmest on record in July 2012 and one of warmest on record for the third quarter period, these temperatures were fairly consistent with the same periods in 2011 and did not have a meaningful impact on our comparative sales results. Temperatures did compare favorably to the third quarter of 2011 along the West Coast, but temperatures were less favorable in the third quarter of 2012 across the South and in September 2012 across the Northeast.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2012	2011
Operating activities	$124,530	$31,974
Investing activities	(18,546)	(20,097)
Financing activities	(94,032)	(1,550)

The improvement in cash provided by operations compared to the first nine months of 2011 included the 10% increase in net income, the impact of favorable timing differences related to the inventory purchase and payment cycle and a $27.0 million benefit related to the deferral of our third quarter 2012 estimated federal income tax payments until the fourth quarter. We expect the increases attributed to timing differences will reverse in the fourth quarter.

Cash used in investing activities declined slightly between periods as a decrease in purchases of property and equipment offset an increase in cash paid for acquisitions.  Cash used in financing activities increased during the first nine months of 2012 due primarily to the change in net proceeds and payments on our debt arrangements. Based on the year over year improvement in cash provided by operations, we had $33.0 million of net payments on our debt arrangements for the first nine months of 2012 compared to $70.0 million of net borrowings for the first nine months of 2011. The activity for proceeds and payments on our debt arrangements included the payoff of our $100.0 million Floating Rate Senior Notes at maturity on February 12, 2012. Higher cash dividend payments reflected the $0.02 per share increase in our quarterly dividend in the second quarter of 2012.  Shares repurchased on the open market were $53.3 million in the first nine months of 2012, down $5.7 million compared to the same period in 2011.

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

At September 30, 2012, there was $214.3 million outstanding and $212.5 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of September 30, 2012 was approximately 2.2%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2012, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2012, our average total leverage ratio equaled 1.58 (compared to 1.66 as of June 30, 2012) and the TTM average total debt amount used in this calculation was $267.9 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2012, our fixed charge ratio equaled 3.74 (compared to 3.59 as of June 30, 2012) and TTM Rental Expense was $51.9 million.

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

As of September 30, 2012, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2011 Annual Report on Form 10-K.

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

As of October 22, 2012, $114.9 million of the current Board authorized amounts under our share repurchase programs remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2012, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2012, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
There have been no material developments in our previously reported legal proceedings.
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2012:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1 – July 31, 2012	99,212	$36.68	99,212	$22,480,402
August 1 – August 31, 2012	206,549	$36.72	206,549	$114,896,445
September 1 – September 30, 2012	—	$—	—	$114,896,445
Total	305,761	$36.71	305,761

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the third quarter of 2012.

(2)
In May 2011, our Board authorized a new $100.0 million share repurchase program that replaced our previous share repurchase program. In August 2012, our Board authorized an additional $100.0 million share repurchase program. Both of these programs are for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 22, 2012, $114.9 million of the authorized amounts remained available under our current share repurchase programs.
Item 6.  Exhibits
Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 23.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on November 1, 2012.

POOL CORPORATION

By:	/s/ MARK W. JOSLIN
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		10-Q	000-26640	8/9/2006
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2012 and September 30, 2011;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2012 and September 30, 2011;

3.	Consolidated Balance Sheets at September 30, 2012, December 31, 2011 and September 30, 2011;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2012 and September 30, 2011; and

5.	Notes to Consolidated Financial Statements.