Form 10-K
period 2012-12-31
POOL CORP
filed 2013-03-01
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2012
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 29, 2012 was $1,797,664,827.
As of February 20, 2013, there were 46,424,500 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 28, 2013 for the
Annual Meeting to be held on May 1, 2013, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2012, we operated 312 sales centers in North America and Europe through our three distribution networks:

•	SCP Distributors LLC (SCP);

•	Superior Pool Products LLC (Superior); and

•	Horizon Distributors, Inc. (Horizon).

Superior and Horizon are both wholly owned subsidiaries of SCP, which is wholly owned by Pool Corporation.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from increased penetration of new pools. Of the approximately 80 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% currently have a pool. There are also significant growth opportunities in pool remodeling, due to the aging of the installed base of swimming pools, and pool equipment replacement, due to technological advancements and more energy‑efficient products. The irrigation and landscape industry shares many characteristics with the pool industry and we believe that it will realize long-term growth rates similar to the pool industry.

Favorable demographic and socioeconomic trends have positively impacted our industry and we believe these trends will continue to do so in the long term.  These favorable trends include the following:

•	long-term growth in housing units in warmer markets due to the population migration toward the south, which contributes to the growing installed base of pools that homeowners must maintain;

•	increased homeowner spending on outdoor living spaces for relaxation and entertainment;

•	consumers bundling the purchase of a swimming pool and other products, with new irrigation systems and landscaping often being key components to both pool installations and remodels; and

•	consumers using more automation and control products, higher quality materials and other pool features that add to our sales opportunities over time.

Approximately 60% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance related goods and certain discretionary products.

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic, along with relatively consistent rates of inflationary price increases averaging 1% to 2% that have been passed on by manufacturers and distributors, has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market have adversely impacted pool construction and major replacement and refurbishment activities.

The following table reflects growth in the domestic installed base of in-ground and above-ground swimming pools over the past 11 years (based on Company estimates and information from 2011 P.K. Data, Inc. reports):

The replacement and refurbishment market includes major swimming pool remodeling and currently accounts for close to 30% of consumer spending in the pool industry.  This activity is based on the aging of the installed base of pools with the timing of expenditures being more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.

New swimming pool construction comprises the bulk of the remaining consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and landscape products for aesthetic, environmental, safety or other reasons.

The irrigation and landscape distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Irrigation and landscape maintenance activities account for approximately 40% of total spending in the irrigation industry, with the remaining 60% of spending related to irrigation construction and other discretionary related products.  As such, our irrigation business is more heavily weighted toward new construction activities and the sale of discretionary related products compared to our pool business and is therefore more sensitive to economic factors that impact consumer spending.

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments and equipment replacement.  We believe that over the long term, housing turnover and single family home value appreciation are the best indicators of new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more impacted by economic factors such as consumer confidence, GDP and unemployment.

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 60,000 new units in 2012, it is still down more than 70% compared to peak levels in 2005 and down approximately 60% from what we consider to be normalized levels.

Our base business sales growth in 2011 and 2012 was driven primarily by market share gains, but also reflected continued improvement in consumer discretionary expenditures and higher replacement activities given our estimated industry growth of 3% to 4% each year. Although general external market factors including consumer confidence, employment, consumer financing and economic growth have improved, we believe the current economic environment remains uncertain, especially in Europe due to the lingering sovereign debt and economic issues.

We believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for gradually normalized new pool and irrigation construction levels.  We also expect that market conditions will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 7 to 10 years.  We expect that the industry will realize an annual growth rate of approximately 4% to 7% over this time period before reverting back to 3% to 5% annual growth over the longer term.

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

We promote the growth of the industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include media advertising, industry oriented website development such as www.swimmingpool.com®, public relations campaigns and other online marketing initiatives including social media.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business including site selection, store layout and design, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes.

Growth initiatives related to our various customer programs include our retail brand licensing program and our rewards program designed for pool service professionals.  Under our brand licensing program, customers make commitments to meet minimum purchase levels, stock a minimum of nine specific product categories and operate within certain guidelines (including weekend hour requirements).  Our rewards program aligns with our replacement parts growth initiative and provides customers with monthly coupons and other special discounts on parts product purchases.  In addition to these programs, we also feature consumer showrooms in over 70 of our sales centers and host an annual retail summit.

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

We have grown our distribution networks through acquisitions, new sales center openings and the expansion of existing sales centers.  Since the beginning of 2008, we completed 12 acquisitions consisting of 33 sales centers (net of sales center closings and consolidations within one year of acquisition).  These acquired locations included six sales centers added to our international SCP network ahead of the 2012 season, including one sales center in Germany, four sales centers in British Columbia, Canada and one sales center in Ontario, Canada.  Given the more stabilized external environment, we have increased our focus on new sales center openings, including satellite locations that enable us to more effectively serve customers in existing markets. We opened 9 new sales centers in 2012 and we expect to open between 7 and 10 new sales centers in 2013.

We plan to continue to selectively expand our swimming pool and irrigation distribution networks via both acquisitions and new sales center openings.  We plan to make strategic acquisitions to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically, including the period between 2007 and 2009 when our industry contracted, and that these market share gains continued in 2011 and 2012.  Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  In 2012, we estimate that price inflation was consistent with the historical average, while in 2011 price inflation was approximately 2%. We anticipate price inflation will vary some by product lines, but will approximate the long-term average overall in 2013.

Customers and Products

We serve roughly 80,000 customers, none of which account for more than 1% of our sales.  We primarily serve five types of customers:

•	swimming pool remodelers and builders;

•	specialty retailers that sell swimming pool supplies;

•	swimming pool repair and service businesses;

•	landscape construction and maintenance contractors; and

•	government, golf courses and like commercial customers.

The majority of these customers are small, family owned businesses with relatively limited capital resources.  The recent economic environment has had the greatest impact on swimming pool remodelers and builders and landscape construction companies.  We have seen a modest contraction in our customer base in these segments over the last several years.

We conduct our operations through 312 sales centers in North America and Europe. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, representing approximately 50% of our net sales in 2012.  We use a combination of local and international sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses.  Our sales and marketing personnel focus on developing customer programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from our sales centers and are charged with understanding and meeting our customers’ specific needs.

We offer our customers more than 160,000 national brand and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and other pool construction and recreational products is the most comprehensive in the industry.  The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;

•	repair and replacement parts for pool equipment, such as cleaners, filters, heaters, pumps and lights;

•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;

•	pool equipment and components for new pool construction and the remodeling of existing pools;

•	irrigation and landscape products, including irrigation system components and professional lawn care equipment and supplies; and

•	other pool construction and recreational products, which consist of a number of product categories and includes:

◦	building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and both functional and decorative pool surface and decking materials; and

◦	discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as spas, grills and components for outdoor kitchens.

We track and monitor the majority of our sales by product lines and categories to provide support for sales and marketing efforts and for consideration in incentive plan programs.  We currently have over 400 product lines and over 50 product categories. Based on our 2012 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 15% in 2012, 16% in 2011 and 17% in 2010.  While market share gains drove chemical volume growth of 4% in 2012 and 6% in 2011, chemical sales growth did not keep pace with our overall sales growth due to price deflation of approximately 2% in 2011 and lingering price deflation for certain chemical products in 2012. No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and

•	major refurbishment and replacement (partially discretionary).

In 2012, the sale of maintenance and minor repair products accounted for approximately 60% of our sales and gross profits while approximately 40% of sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. This reflected a shift back toward more sales of major refurbishment and replacement products due to the modest recovery of these activities since levels reached a low point in 2009. Between 2005 and early 2010, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction. Prior to this industry downturn, just over 50% of our total sales and gross profits were related to maintenance and minor repair products.

Since our acquisition of National Pool Tile (NPT) in 2008, we have expanded the number of sales center locations that offer NPT tile and composite pool finish products from the original 14 locations to over 70 locations. These locations feature consumer showrooms where swimming pool dealers and homeowners can view and select pool components including tile, decking materials and interior pool finishes in various styles and grades.  Another key product initiative has been the expansion of our replacement parts offerings.  These product initiatives, along with the continued expansion of our Pool Corporation branded products, have contributed to gross margin improvements over time. Throughout 2012, we experienced product and customer mix changes, particularly related to sales growth in higher value, lower margin products such as variable speed pumps, motorized pool lifts and pool heaters. We also observed faster sales growth from larger, lower margin customers. Our strategic plan considers how these recent trends can contribute to operating income growth over the next several years.

Products related to pool construction and remodeling have been an important factor in our historical base business sales growth.  While sales of these products declined between 2007 and 2009 as the majority of these products are discretionary in nature, we realized some sales growth in 2010 followed by double digit sales growth in 2011 and 2012 due to our ongoing expansion of these product offerings and the gradual improvement in new construction, remodeling and economic trends.  We continue to identify new related product categories and we typically introduce new categories each year in select markets.  We then evaluate the performance in these test markets and focus on those product categories that we believe exhibit the best long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

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

Distribution

Our sales centers are located within population centers near customer concentrations, typically in industrial, commercial or mixed‑use zones.  Customers may pick up products at any sales center location, or we may deliver products to their premises or job sites via our trucks or third party carriers.

Our sales centers maintain well-stocked inventories to meet customers’ immediate needs.  We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions.

We also operate six centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to offer seasonal terms to qualifying purchasers such as POOL.  These terms typically allow us to place orders in the fall prior to any seasonal price increases, take delivery of product during the off-season months and pay for these purchases in the spring or early summer.

Our preferred vendor program encourages our distribution networks to stock and sell products from a smaller number of vendors to optimize profitability and shareholder return.  We also work closely with our vendors to develop programs and services to better meet the needs of our customers and to concentrate our inventory investments.  These practices, together with a more comprehensive service offering, have positively impacted our selling margins and our returns on inventory investments.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 18%, 11% and 8%, respectively, of the cost of products we sold in 2012.

Competition

Based on industry knowledge and available data, management believes we are the largest wholesale distributor of swimming pool and related backyard products and the only truly national wholesale distributor focused on the swimming pool industry in the United States.  We are also one of the top three distributors of irrigation and landscape products in the United States.  We face intense competition from many regional and local distributors in our markets and from one national wholesale distributor of irrigation and landscape products.  We also face competition, both directly and indirectly, from mass-market retailers and large pool supply retailers (both store-based and internet) who buy directly from manufacturers and, to a lesser extent, from other distributors.

Some geographic markets we serve, particularly the five largest and higher pool density markets of California, Florida, Texas, Arizona and New York, have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and landscape supply distribution are:

•	the breadth and availability of products offered;

•	the quality and level of customer service;

•	the breadth and depth of sales and marketing programs;

•	consistency and stability of business relationships with customers and suppliers;

•	competitive product pricing; and

•	access to commercial credit to finance business working capital.

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

Employees

We employed approximately 3,400 people at December 31, 2012. Given the seasonal nature of our business, our peak employment period is the summer and depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks, primarily for our private label products, that are important to our current and future business operations. We also own rights to numerous internet domain names.

Geographic Areas

Net sales by geographic region were as follows for the past three fiscal years (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$1,770,362	$1,608,874	$1,450,959
International	183,612	184,444	162,787
	$1,953,974	$1,793,318	$1,613,746

Net property and equipment by geographic region was as follows (in thousands):

	December 31,
	2012	2011	2010
United States	$42,443	$37,782	$27,337
International	4,123	3,612	3,348
	$46,566	$41,394	$30,685

Available Information

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.poolcorp.com as soon as reasonably practical after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC).

Additionally, we have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers and directors, and is available on our website at www.poolcorp.com.

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate”, “estimate”, “expect”, “believe”, “will likely result”, “outlook”, “project” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward‑looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward‑looking statements include the following:

The demand for our swimming pool, irrigation and related outdoor lifestyle products has been and may continue to be adversely affected by unfavorable economic conditions.

In economic downturns, the demand for swimming pool, irrigation and related outdoor lifestyle products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline. Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for approximately 87% of our net sales and gross profits, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbish activity. In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 18%, 11% and 8%, respectively, of the costs of products we sold in 2012. A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers could also adversely affect our business. We dedicate considerable resources to promote the benefits and affordability of pool ownership, which we believe significantly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers, large pool or landscape supply retailers and internet retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our four largest, higher density markets in California, Texas, Florida and Arizona, representing approximately 50% of our net sales in 2012, also tend to be more competitive than others.

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

Historically, we have experienced substantial sales growth through acquisitions, market share gains and new sales center openings that have increased our size, scope and geographic distribution. Since the beginning of 2008, we completed 12 acquisitions consisting of 33 sales centers (net of sales center closings and consolidations within one year of acquisition). While we contemplate continued growth through acquisitions and internal expansion, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2012, approximately 66% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

For foreign sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products and there is also a greater risk that we may not be able to access products in a timely and efficient manner. Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the POOL corporate offices, which consist of approximately 53,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales center facilities in Florida and one in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms.

As of December 31, 2012, we had 11 leases with remaining terms longer than seven years that expire between 2020 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2012:

Network	12/31/11	New Locations	Consolidated and Closed Locations (1)	Acquired Locations (2)	Converted Locations (3)	12/31/12
SCP	150	5	—	—	1	156
Superior	62	3	—	—	—	65
Horizon	60	—	—	—	(1)	59
Total Domestic	272	8	—	—	—	280
SCP International	26	1	—	5	—	32
Total	298	9	—	5	—	312

(1)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.

(2)	We completed two acquisitions in Canada in 2012. We do not plan to close or consolidate any of these acquired sales centers.

(3)	In 2012, we converted one existing sales center in Utah from our Horizon network to our SCP network.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2012:

Location	SCP	Superior	Horizon	Total
United States
California	24	22	17	63
Florida	33	6	4	43
Texas	16	4	10	30
Arizona	7	5	10	22
Georgia	7	2	—	9
Nevada	2	3	4	9
Tennessee	4	3	—	7
Washington	1	—	6	7
Alabama	4	2	—	6
New York	6	—	—	6
Louisiana	5	—	—	5
New Jersey	3	2	—	5
Ohio	2	3	—	5
Colorado	1	1	2	4
Illinois	3	1	—	4
Indiana	2	2	—	4
Missouri	3	1	—	4
North Carolina	3	1	—	4
Oregon	1	—	3	4
Pennsylvania	3	1	—	4
South Carolina	3	1	—	4
Idaho	1	—	2	3
Oklahoma	2	1	—	3
Virginia	2	1	—	3
Arkansas	2	—	—	2
Kansas	2	—	—	2
Maryland	1	—	1	2
Massachusetts	2	—	—	2
Michigan	2	—	—	2
Minnesota	1	1	—	2
Connecticut	1	—	—	1
Hawaii	1	—	—	1
Iowa	1	—	—	1
Kentucky	—	1	—	1
Mississippi	1	—	—	1
Nebraska	1	—	—	1
New Mexico	1	—	—	1
Puerto Rico	1	—	—	1
Utah	1	—	—	1
Wisconsin	—	1	—	1
Total United States	156	65	59	280
International
Canada	15	—	—	15
France	5	—	—	5
Mexico	3	—	—	3
Portugal	3	—	—	3
United Kingdom	2	—	—	2
Belgium	1	—	—	1
Germany	1	—	—	1
Italy	1	—	—	1
Spain	1	—	—	1
Total International	32	—	—	32
Total	188	65	59	312

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. Litigation can be expensive and disruptive to normal business operations.

As previously disclosed in our Form 10-Q filed on July 27, 2012, a number of purported anti-trust class action suits have been filed against us in various United States District Courts. The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana. On June 14, 2012, indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, filed a first amended class action complaint. On September 5, 2012, they filed a second amended complaint. On June 29, 2012, direct purchaser plaintiffs, who are current or former customers, filed a consolidated amended class action complaint, which added three defendants, Hayward Industries Inc., Pentair Water Pool and Spa, Inc. and Zodiac Pool Systems, Inc. The amended complaints seek unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. We believe the amended complaints are without merit and we intend to vigorously defend ourselves.

We are subject to regulation under federal, state and local environmental, health transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals. As previously disclosed in our Form 10-Q filed on July 27, 2012, in the second quarter of 2012 the Office of the District Attorney for the County of Riverside, California, made a monetary demand upon us for civil penalties, alleging noncompliance in the past with local and state hazardous waste handling, storage and transportation laws, fire and building code regulations and California Business & Professions Code Section 17200, primarily relating to liquid chlorine and muriatic acid. We are engaged in discussions with Riverside County regarding resolution of these matters, but we are unable to predict the outcome. Based on information currently available to us, we do not expect this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL”.  On February 13, 2013, there were approximately 12,030 holders of record of our common stock.  The table below sets forth the high and low closing sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

	High	Low	Dividends Declared
Fiscal 2012
First Quarter	$38.31	$30.12	$0.14
Second Quarter	40.46	34.98	0.16
Third Quarter	41.63	36.64	0.16
Fourth Quarter	43.00	39.80	0.16

Fiscal 2011
First Quarter	$26.09	$22.65	$0.13
Second Quarter	30.98	24.40	0.14
Third Quarter	30.63	22.60	0.14
Fourth Quarter	30.57	24.94	0.14

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount seven times including in the fourth quarter of 2004, annually in the second quarter of 2005 through 2008 and in the second quarters of 2011 and 2012.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of those funds.

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

The following graph compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2007 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
Pool Corporation	$100.00	$92.96	$101.68	$123.07	$167.66	$239.50
S&P MidCap 400 Index	100.00	63.77	87.61	110.94	109.02	128.51
NASDAQ Index	100.00	59.03	82.25	97.32	98.63	110.78

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2012.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2012	48,285	$42.94	—	$114,896,445
November 1 – November 30, 2012	307,305	$40.63	307,305	$102,412,124
December 1 – December 31, 2012	293,002	$41.34	271,393	$91,192,959
Total	648,592	$41.12	578,698

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans.  Shares surrendered totaled 48,285 shares in October and 21,609 shares in December. There were no shares surrendered for this purpose in November.

(2)
In May 2011, our Board authorized a new $100.0 million share repurchase program that replaced our previous share repurchase program. In August 2012, our Board authorized an additional $100.0 million share repurchase program. Both of these programs are for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)
In 2012, we purchased a total of $77.0 million, or 2,042,272 shares, at an average price of $37.72 per share. As of February 20, 2013, $89.5 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31, (1)
	2012 (2)	2011	2010	2009 (3)	2008
Statement of Income Data
Net sales	$1,953,974	$1,793,318	$1,613,746	$1,539,794	$1,783,683
Operating income	144,869	125,067	101,245	88,440	115,476
Net income	81,972	71,993	57,638	19,202	56,956
Earnings per share:
Basic	$1.75	$1.49	$1.17	$0.39	$1.19
Diluted	$1.71	$1.47	$1.15	$0.39	$1.17
Cash dividends declared per common share	$0.62	$0.55	$0.52	$0.52	$0.51

Balance Sheet Data
Working capital (4)	$295,100	$305,467	$265,054	$230,804	$294,552
Total assets (4)	780,576	770,902	728,545	743,099	830,906
Total long-term debt, including current portion	230,882	247,300	198,700	248,700	307,000
Stockholders' equity	281,623	279,746	285,182	252,187	241,734

Other
Base business sales growth/(decline) (5)	7%	10%	2%	(15)%	(9)%
Number of sales centers	312	298	291	287	288

(1)
During the years 2008 to 2012, we completed 12 acquisitions consisting of 33 sales centers (net of sales center closings and consolidations within one year of acquisition).  For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  Our results were negatively impacted between 2008 and 2010 due to adverse external market conditions, which included downturns in the housing market and overall economy that led to significant declines in pool and irrigation construction activities and deferred discretionary replacement purchases by consumers.

(2)
In 2012, operating income, net income and earnings per share amounts were significantly impacted by a $6.9 million non-cash goodwill impairment charge related to our United Kingdom reporting unit. The impact of this impairment charge on earnings was $0.14 per diluted share.

(3)
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

(4)
For comparative purposes, we reclassified certain amounts in the 2011 financial statements to conform to the 2012 presentation. For additional information, see Note 1 and Note 7 of "Notes to Consolidated Financial Statements," included in Item 8 of this Form 10-K.

(5)
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

In our discussion of results of operations below, adjusted operating income, adjusted net income and adjusted diluted earnings per share (EPS) for all periods exclude the Goodwill impairment line item on the Consolidated Statements of Income. We have provided these adjusted amounts because we believe it helps investors assess our year-over-year operating performance.

2012 FINANCIAL OVERVIEW

Financial Results

Solid performance in 2012 produced record results, surpassing our objectives. Net sales increased 9% compared to 2011, including a 7% increase in base business sales. Base business sales growth was driven by market share gains, continued improvement in consumer discretionary expenditures, growth in the installed base of pools and some price inflation, partially offset by unfavorable currency fluctuations of approximately 1%.

Gross profit increased 7% compared to 2011, while gross profit as a percentage of net sales (gross margin) decreased 60 basis points to 29.0%. This decrease reflects unfavorable product and customer mix changes and competitive pricing pressures. Gross margin in 2012 was also comparatively lower than 2011 gross margin due to the benefits realized in 2011 from opportunistic inventory purchases.

Selling and administrative expenses (operating expenses) for 2012 increased 3%, with base business operating expenses essentially flat year over year. Decreases in employee incentive costs, lower bad debt expense and the impact of currency fluctuations were offset by higher professional fees and increases in wages and employee insurance.

During the third quarter of 2012, we recorded a non-cash goodwill impairment charge of $6.9 million, equal to the total goodwill carrying amount of our United Kingdom reporting unit. This impairment charge had a $0.14 negative impact on diluted EPS for the year ended December 31, 2012. Since this goodwill impairment charge was not deductible for tax purposes, our effective income tax rate for the year ended December 31, 2012 was higher than normal. During the fourth quarter of 2011, we recorded a non-cash goodwill impairment charge of $1.6 million resulting from our annual goodwill impairment analysis. This impairment charge had a $0.03 negative impact on diluted EPS for the year ended December 31, 2011.

Operating income for the year improved 16%, while operating income as a percentage of net sales (operating margin) increased 40 basis points to 7.4%. Excluding goodwill impairment in both years, adjusted operating income for 2012 increased 20% and adjusted operating margin increased 70 basis points to 7.8% for the year ended December 31, 2012. Net interest expense decreased $1.5 million due to the impacts of changes in estimated interest expense related to uncertain tax positions and foreign currency translation gains and losses.

Net income increased 14% compared to 2011, while earnings per share was up 16% to $1.71 per diluted share. Adjusted net income for 2012 increased 21% and adjusted EPS was up 23% to $1.85 per diluted share.

Financial Position and Liquidity

Cash provided by operations of $119.1 million in 2012 was $30.2 million more than adjusted net income and, combined with $83.6 million in net proceeds from our revolving line of credit and $20.2 million in proceeds from stock issued under share-based compensation plans, helped fund the following:

•	payments of $4.7 million related to acquisitions;

•	net capital expenditures of $16.3 million;

•	quarterly cash dividend payments to shareholders, which totaled $29.1 million for the year;

•	share repurchases in the open market of $77.0 million; and

•	the payoff of our $100.0 million Floating Rate Senior Notes at maturity.

Total net receivables increased 4% compared to December 31, 2011 due primarily to an increase in current trade receivables as a result of December base business sales growth, higher vendor receivables and a slight reduction in the allowance for doubtful accounts. Days sales outstanding (DSO) improved between periods to 28.8 days at December 31, 2012 compared to 29.9 days at December 31, 2011.

Inventory levels were up 3% to $400.3 million at December 31, 2012 compared to levels at December 31, 2011. Excluding inventory of approximately $4.0 million from recent acquisitions, inventories increased 2% year over year. Our inventory turns, as calculated on a trailing twelve month basis, accelerated to 3.4 times at December 31, 2012 from 3.2 times at December 31, 2011.

Total debt outstanding was $230.9 million at December 31, 2012, a decrease of $16.4 million compared to December 31, 2011.

Current Trends and Outlook

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities. While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 60,000 new units in 2012, construction levels are still down more than 70% compared to peak levels in 2005 and down approximately 60% from what we consider normalized levels.

Our base business sales growth in 2012 and 2011 was driven by market share gains, but also reflected continued improvement in consumer discretionary expenditures and higher replacement activities given our estimated industry growth of 3% to 4% each year. Although general external market factors including consumer confidence, employment, housing, consumer financing and economic growth have improved, we believe the current economic environment remains uncertain, especially in Europe due to lingering sovereign debt and economic issues.

Looking ahead, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for gradually normalized new pool and irrigation construction levels. We also expect that market conditions will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 7 to 10 years. We expect that the industry will realize an annual growth rate of approximately 4% to 7% over this time period before reverting back to 3% to 5% annual growth over the longer term. We believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

Our outlook for 2013 is very similar to 2012 with regard to the macroeconomic environment, industry growth levels and opportunities for us to realize additional market share gains. We anticipate 5% to 7% base business sales growth, including our expectation for average inflationary product cost increases of 1% to 2%. We believe that unfavorable product and customer mix changes and competitive pricing trends will continue in 2013, therefore improved purchasing and pricing discipline will be key to realizing any gross margin improvement in 2013. As such, we expect that our gross margin will remain relatively flat for the full year with quarterly gross margin comparisons versus 2012 varying by 30 or more basis points.

Base business operating expenses were essentially flat versus 2011, as decreases in employee incentive costs, lower bad debt expense and the impact of currency fluctuations were offset by higher professional fees and increases in wages and employee insurance. Overall, we anticipate more normalized levels of expense growth in 2013, including inflationary increases and some incremental costs to support our sales growth expectations with operating expense growth at about half the rate of sales growth. We expect base business results will generate operating profit growth as a percentage of base business sales growth (contribution margin) at or approaching 20% in 2013.

Based on these expectations, we project that 2013 earnings per share will be approximately $2.13 to $2.23 per diluted share. We expect cash provided by operations will exceed net income for fiscal 2013 and anticipate that share repurchase activity will be similar to 2012.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts for an estimate of the losses we will incur if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we generally require payment from our North American customers within 30 days except for sales under early buy programs for which we provide extended payment terms to qualified customers. The extended terms usually require payments in equal installments in April, May and June or May and June, depending on geographic location. Credit losses have generally been within or better than our expectations.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on past due accounts. As we review these past due accounts, we evaluate collectibility based on a combination of factors including:

•	aging statistics and trends;

•	customer payment history;

•	independent credit reports; and

•	discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.3% of net sales annually.  Write-offs as a percentage of net sales were 0.1% in 2012, 0.2% in 2011 and 0.3% in 2010.  Write-offs in 2010 were higher than our long-term historical average of approximately 0.2% of net sales due to the negative impacts on some of our customers' businesses from the challenging external environment between 2007 and 2010.  Based on significant reductions in our past due receivables aging categories due to gradually improving external market trends, heightened collection efforts and creditworthiness evaluations, net write-offs improved significantly in 2011 and 2012. We expect that write-offs will be approximately 0.1% of net sales in 2013.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2012, pretax income would change by approximately $1.1 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2012).

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each sales center an adequate inventory of stock keeping units (SKUs) with the highest sales volumes. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently have lower velocity. Sales centers classify products into 13 classes based on sales at that location over the past 12 months (or 36 months for tile products).

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2012, pretax income would change by approximately $1.5 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2012).

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

As of December 31, 2012, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

We have operations in 39 states, 1 United States territory and 9 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We are subject to regular audits by federal, state and foreign tax authorities.  Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions, assess the probability of examinations by taxing authorities and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

Incentive Compensation Accrual

Our incentive compensation structure is designed to attract, motivate and retain employees. Our incentive compensation packages include bonus plans that are specific to each group of eligible participants and their levels and areas of responsibility. The majority of our bonus plans have annual cash payments that are based primarily on objective performance criteria, with a component based on management’s discretion. We calculate bonuses based on the achievement of certain key measurable financial and operational results, including budgeted operating income and diluted earnings per share. We generally make bonus payments at the end of February following the most recently completed fiscal year.

Management sets the objectives for our bonus plans at the beginning of the bonus plan year using both historical information and forecasted results of operations for the current plan year. The Compensation Committee of our Board approves these objectives for certain bonus plans. We record an incentive compensation accrual at the end of each month using management’s estimate of the total overall incentives earned based on the amount of progress achieved toward the stated bonus plan objectives. During the third and fourth quarters and as of our fiscal year end, we adjust our estimated incentive compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific objectives and management’s estimates related to the discretionary components of the bonus plans.

Our quarterly incentive compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts due to the following:

•	the discretionary components of the bonus plans;

•	differences between estimated and actual performance; and

•	our projections related to achievement of multiple-year performance objectives for our Strategic Plan Incentive Program.

Impairment of Goodwill

Our largest intangible asset is goodwill. At December 31, 2012, our goodwill balance was $170.0 million, representing approximately 22% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

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

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2012, we had 209 reporting units with allocated goodwill balances. The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

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

During the third quarter of 2012, we performed an interim goodwill impairment analysis based on our identification of impairment indicators related to our results through the end of the 2012 pool season and the depressed economic conditions in the United Kingdom. Our results for the nine months ended September 30, 2012 were significantly lower than our 2012 sales, gross profit and operating profit estimates for the United Kingdom reporting unit that we used in our 2011 annual goodwill impairment test. We updated our 2011 impairment analysis for both our actual 2012 year to date results and our updated growth estimates for future years based on expectations for a more prolonged economic recovery period in the United Kingdom. Our updated projections had a significant impact on our projected future cash flow calculation and resulted in a much lower estimated fair value for our United Kingdom reporting unit. Consequently, we recorded a non-cash goodwill impairment charge of $6.9 million equal to the total carrying amount of our United Kingdom reporting unit.

In October 2012, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level.

Based on the combination of their higher goodwill balances and the overall economic conditions and uncertainty in Europe, we identified our Spain and Italy reporting units as the most at risk for goodwill impairment. We believe that our domestic reporting units most at risk for goodwill impairment are the three Horizon locations in Texas that had a recorded goodwill impairment in 2011. Other domestic reporting units considered at risk for goodwill impairment include two additional Horizon locations in Texas, one Horizon location in Nevada and one Superior location in New Jersey that each had marginal results in recent years, but improved profitability in 2012. As of December 31, 2012, our European at risk reporting units had an aggregate goodwill balance of $6.4 million and our domestic at risk reporting units had an aggregate goodwill balance of $9.5 million.

If our assumptions or estimates in our fair value calculations change, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Additional impairment charges would decrease operating income and result in lower asset values on our balance sheet.  We performed a sensitivity test for the two key assumptions in our 2012 annual goodwill impairment test and determined that an increase in our estimated weighted average cost of capital of 50 basis points or a decrease in the estimated perpetuity growth rate of 50 basis points would not have resulted in any calculated goodwill impairments.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board issued new guidance to give more prominence to items reclassified out of accumulated other comprehensive income (AOCI). The new standard requires companies to disclose the effect on each income statement line item due to the reclassification of an AOCI component into net income, or if the reclassification does not impact net income, the applicable accounting guidance and related financial statement effects. This standard is effective for reporting periods beginning after December 15, 2012. We expect that the adoption of this guidance will impact our financial statement disclosures, but will not have a material impact on our financial position or results of operations.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2012	2011	2010
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.0	70.4	70.8
Gross profit	29.0	29.6	29.2
Operating expenses	21.3	22.6	22.9
Goodwill impairment	0.4	0.1	—
Operating income	7.4	7.0	6.3
Interest expense, net	0.3	0.4	0.4
Income before income taxes and equity earnings	7.1%	6.5%	5.9%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2012, 2011 and 2010.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2012 compared to Fiscal Year 2011

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2012	2011	2012	2011	2012	2011
Net sales	$1,910,333	$1,787,800	$43,641	$5,518	$1,953,974	$1,793,318

Gross profit	555,493	530,002	11,914	1,588	567,407	531,590
Gross margin	29.1%	29.6%	27.3%	28.8%	29.0%	29.6%

Operating expenses	401,897	402,709	13,695	2,264	415,592	404,973
Expenses as a % of net sales	21.0%	22.5%	31.4%	41.0%	21.3%	22.6%

Goodwill impairment	6,946	1,550	—	—	6,946	1,550

Operating income (loss)	146,650	125,743	(1,781)	(676)	144,869	125,067
Operating margin	7.7%	7.0%	(4.1)%	(12.3)%	7.4%	7.0%

We have excluded the following acquisitions from base business for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
CCR Distribution	March 2012	1	March–December 2012
Ideal Distributors Ltd.	February 2012	4	February–December 2012
G.L. Cornell Company	December 2011	1	January–December 2012 and December 2011
Poolway Schwimmbadtechnik GmbH	November 2011	1	January–December 2012 and November–December 2011
The Kilpatrick Company, Inc.	May 2011	4	January–July 2012 and May–July 2011
Turf Equipment Supply Co.	December 2010	3	January–February 2012 and January–February 2011
Pool Boat and Leisure, S.A.	December 2010	1	January–February 2012 and January–February 2011

(1)	We acquired certain distribution assets of each of these companies.

We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. There were four sales centers opened in new markets that were excluded from base business as of December 31, 2012.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during 2012:

December 31, 2011	298
Acquired	5
New locations	9
December 31, 2012	312

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2012	2011	Change
Net sales	$1,954.0	$1,793.3	$160.7	9%

Net sales for 2012 increased 9% compared to 2011, including a 7% increase in base business sales and a 2% increase related to our recent acquisitions and sales centers opened in new markets.  Our base business sales growth included a 7% increase on the swimming pool side of the business and a 10% increase on the irrigation side of the business.  In local currencies, net sales in Europe declined approximately 1% in 2012, as modest sales growth in France, our largest European market, offset double digit sales declines in the United Kingdom and sales declines in Spain and Italy.

The principal factors contributing to base business sales growth included the following (listed in order of estimated magnitude):

•
market share gains attributed to continued improvements in customer service levels, sales growth rates for certain product offerings such as building materials and chemicals (see discussion below) and higher base business sales growth for the irrigation side of the business, which included benefits realized from a regional competitor going out of business;

•	double‑digit sales growth for higher value, lower margin products, such as variable speed pumps, motorized pool lifts, pool heaters and LED lighting;

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling activity;

•	the impact of inflationary product cost increases (estimated at approximately 1% to 2%); and

•	higher sales of non-discretionary products for the refurbishment of the aging installed base of swimming pools, which we estimate grew 1% over the past year.

Sales of building materials, tile and packaged pool products grew by 16% compared to 2011, although collectively these products only accounted for approximately 12% of our total sales. Chemical sales grew by 5%, with a small benefit overall from price inflation despite some lingering price deflation for certain chemical products.

These sales increases were offset by unfavorable foreign currency fluctuations of approximately 1%.

Our sales performance in 2012 was strongest in the first quarter with 13% base business sales growth, modest in the middle second and third quarters, and solid in the fourth quarter with 12% base business sales growth. Sales benefited from exceptionally favorable weather through May as record warm spring temperatures spawned an early start to the 2012 peak season. However, June and July sales were negatively impacted by unfavorable weather conditions compared to the same period in 2011 and the shift of business into earlier months. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 30.

Gross Profit

(in millions)	Year Ended December 31,
	2012	2011	Change
Gross profit	$567.4	$531.6	$35.8	7%
Gross margin	29.0%	29.6%

Gross margin decreased 60 basis points between periods, reflecting unfavorable changes in our product and customer mix, competitive pricing pressures and unfavorable comparisons to 2011, which benefited from opportunistic inventory purchases. As discussed above, customer demand shifted somewhat in 2012 to higher value, lower margin products. While this product mix change strongly contributed to 2012 sales and gross profit growth, it negatively impacted gross margin. Additionally, going into the 2011 season, we made greater early buy inventory purchases in advance of year-end vendor price increases and we made additional bulk inventory purchases in advance of mid-year 2011 vendor price increases. These strategic purchases benefited our gross margin throughout 2011. We made more modest early buy inventory purchases going into the 2012 season as vendor price increases were less escalated.

Favorable impacts on comparative gross margin included continued improvements in purchasing and pricing discipline and a 10 basis point increase attributed to lower debit card fees as a percentage of net sales as a result of the Dodd‑Frank Wall Street Reform and Consumer Protection Act.

Year over year, gross margin comparisons worsened throughout 2012, with declines of 30 basis points in the first quarter, 50 basis points in the second quarter, 70 basis points in the third quarter and 90 basis points in the fourth quarter.  The gradual decline reflected the difficult comparison to 2011 due to the timing and amount of inventory purchases, combined with changes in product and customer mix during 2012.

Operating Expenses

(in millions)	Year Ended December 31,
	2012	2011	Change
Operating expenses	$415.6	$405.0	$10.6	3%
Operating expenses as a percentage of net sales	21.3%	22.6%

Operating expenses increased 3% compared to 2011. Base business operating expenses remained essentially flat due to the following:

•	a $3.7 million decrease in employee incentive costs;

•	a $2.5 million impact on expenses from currency fluctuations; and

•	a $2.2 million decline in bad debt expense, due to improved collection and write-off trends.

These declines were offset by increases of $4.1 million in salaries and wages and $2.1 million in employee insurance costs primarily due to a 3% increase in average headcount excluding acquisitions. Professional fees also increased by $2.5 million.

Interest Expense, net

Interest expense, net decreased $1.5 million due primarily to the impact of foreign currency transaction gains and losses, with gains of $0.1 million recognized in 2012 compared to losses of $0.6 million recognized in 2011. Interest expense related to borrowings declined approximately $0.3 million in 2012 due primarily to a decline in expense on interest rate swap contracts. Average outstanding debt was down 2% compared to 2011 and the weighted average effective interest rate remained flat at 2.6% between periods. In 2011, we realized a $0.3 million loss related to the early termination of interest rate swap contracts in the fourth quarter.

Income Taxes

Our effective income tax rate was 41.00% at December 31, 2012 compared to 38.70% at December 31, 2011. This slightly higher effective income tax rate reflects an increase in our valuation allowance and a small impact due to the temporary lapse of the controlled foreign corporation income exclusion, offset by benefits realized upon the expiration of statutes of limitations for our 2007 income tax returns.

Net Income and Earnings Per Share

Net income increased 14% to $82.0 million in 2012, while earnings per share increased 16% to $1.71 per diluted share.  Excluding the $6.9 million ($0.14 per diluted share) impact from the goodwill impairment charge in 2012 and the $1.6 million ($0.03 per diluted share) impact from the goodwill impairment charge in 2011, adjusted net income for 2012 increased 21% to $88.9 million and adjusted earnings per share increased 23% to $1.85 per diluted share. Earnings per share for 2012 also included the following:

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

Fiscal Year 2011 compared to Fiscal Year 2010

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2011	2010	2011	2010	2011	2010
Net sales	$1,766,651	$1,607,892	$26,667	$5,854	$1,793,318	$1,613,746

Gross profit	523,778	469,515	7,812	1,747	531,590	471,262
Gross margin	29.6%	29.2%	29.3%	29.8%	29.6%	29.2%

Operating expenses	396,272	368,603	8,701	1,414	404,973	370,017
Expenses as a % of net sales	22.4%	22.9%	32.6%	24.2%	22.6%	22.9%

Goodwill impairment	1,550	—	—	—	1,550	—

Operating income (loss)	125,956	100,912	(889)	333	125,067	101,245
Operating margin	7.1%	6.3%	(3.3)%	5.7%	7.0%	6.3%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 24 under the heading "Fiscal Year 2012 compared to Fiscal Year 2011".

For purposes of comparing operating results for the year ended December 31, 2011 to the year ended December 31, 2010, we excluded acquired sales centers from base business for the periods identified in the table below. As of December 31, 2011, we also excluded one existing sales center that was consolidated with an acquired sales center and one new market sales center that opened in 2011.

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
G.L. Cornell Company (1)	December 2011	1	December 2011
Poolway Schwimmbadtechnik GmbH (1)	November 2011	1	November–December 2011
The Kilpatrick Company, Inc. (1)	May 2011	4	May–December 2011
Turf Equipment Supply Co. (1)	December 2010	3	January–December 2011 and December 2010
Pool Boat and Leisure, S.A. (1)	December 2010	1	January–December 2011 and December 2010
Les Produits de Piscine Metrinox Inc.	April 2010	2	January–June 2011 and April–June 2010

(1)	We acquired certain distribution assets of each of these companies.

The table below summarizes the changes in our sales centers during 2011:

December 31, 2010	291
Acquired	6
New locations	4
Consolidated	(3)
December 31, 2011	298

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2011	2010	Change
Net sales	$1,793.3	$1,613.7	$179.6	11%

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

We realized more moderate sales growth rates in the last nine months of 2011 compared to the 15% base business sales growth realized in the first quarter of 2011, which had easier sales comparisons to the same period in 2010 and benefited from more favorable weather conditions across most of the Sunbelt markets compared to the first quarter of 2010. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 30.

Gross Profit

(in millions)	Year Ended December 31,
	2011	2010	Change
Gross profit	$531.6	$471.3	$60.3	13%
Gross margin	29.6%	29.2%

Gross margin increased 40 basis points between periods, reflecting continued improvements in sales, pricing and purchasing discipline. This included a continued migration of sales to higher margin preferred vendor and Pool Corporation branded products and some benefit attributed to the impact of mid‑year vendor price increases implemented by some vendors. We realized a favorable impact of 10 basis points related to higher freight out income, which compensated for higher delivery costs included in operating expenses. In 2011, we also experienced a more normalized competitive pricing environment in some markets compared to the past few years when our industry contracted.

Year over year gross margin comparisons varied by quarter, with improvements of 90 basis points in the seasonally slower first quarter, 50 basis points in the second quarter and 60 basis points in the third quarter compared to a decline of 60 basis points in the fourth quarter. The majority of the improvement in the first quarter was due to an easier comparison to the first quarter of 2010 when our gross margin was down 110 basis points from the first quarter of 2009. Fourth quarter margins were down due primarily to the favorable impact on fourth quarter 2010 gross margin from certain non‑recurring vendor incentives.

Operating Expenses

(in millions)	Year Ended December 31,
	2011	2010	Change
Operating expenses	$405.0	$370.0	$35.0	9%
Operating expenses as a percentage of net sales	22.6%	22.9%

Total operating expenses increased 10% compared to 2010, including an 8% increase in base business operating expenses due primarily to the following:

•
a $15.4 million increase in employee incentive costs, which reflected the catch‑up of incentives to more normalized levels following the business downturn in 2007-2009, rewards to employees for exceptional financial and operational performance in 2011 and accruals for our longer‑term senior management incentive program;

•	other variable expenses, which increased along with our base business sales growth;

•	a $3.3 million increase in delivery costs, including higher delivery volumes and higher fuel costs;

•
a $2.1 million increase in bad debt expense, which reflects a normalized expense level compared to 2010 when we recorded an adjustment in the second quarter that reduced the allowance for doubtful accounts due to significantly better than expected customer collections; and

•	a $2.1 million impact from currency fluctuations.

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

Income Taxes

Our effective income tax rate was 38.70% at December 31, 2011 and 39.20% at December 31, 2010.  The decline in rates between years was due primarily to tax credits and other benefits realized in 2011. There were no significant changes in our estimates related to our income tax provision.

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2012, approximately 66% of our net sales and over 100% of our operating income were generated in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2012 and 2011. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$361,954	$757,175	$528,027	$306,818	$312,889	$706,423	$503,584	$270,422
Gross profit	104,563	222,405	151,501	88,938	91,410	211,439	147,906	80,835
Operating income (loss)	6,021	108,134	41,011	(10,297)	576	97,921	40,913	(14,343)
Net income (loss)	3,651	64,943	21,375	(7,997)	(638)	58,577	24,169	(10,115)

Net sales as a % of annual net sales	19%	39%	27%	16%	17%	39%	28%	15%
Gross profit as a % of annual gross profit	18%	39%	27%	16%	17%	40%	28%	15%
Operating income (loss) as a % of annual operating income	4%	75%	28%	(7)%	—%	78%	33%	(11)%

Balance Sheet Data
Receivables, net	$201,792	$270,089	$175,459	$113,859	$173,787	$266,032	$160,647	$109,273
Product inventories, net	462,810	402,266	349,325	400,308	438,791	389,763	337,698	386,924
Accounts payable	319,462	267,990	163,543	199,787	303,395	247,904	120,221	177,437
Total debt	299,011	309,813	214,328	230,882	280,157	306,049	268,700	247,300

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
(primarily in the northern half of the U.S. and Canada)

Overall, we believe that weather favorably impacted sales in 2012, particularly in the first quarter. Our first quarter sales benefited from the unusually mild winter, including record warm temperatures across the Northeast and Midwest. Favorable weather trends continued in the beginning of the second quarter with much higher than normal temperatures across the United States, excluding the Pacific Northwest. The three month period between March and May 2012 was the warmest on record both nationally and for 31 of the 37 states east of the Rocky Mountains. The unusually mild winter and record warm spring led sales to shift into the first and early second quarter and resulted in the earlier than normal peak of the 2012 season. June sales were negatively impacted by weather due to below normal temperatures across the Southeast and cooler temperatures compared to 2011 in most markets excluding California and the Southwest. In the third and fourth quarters of 2012, weather conditions were favorable in most markets but comparable overall to the same period in 2011.

Weather also had a moderately favorable impact on our operations in 2011. Sales benefited from weather conditions in the Southeast and Southwest, including record high temperatures in Texas, although this impact was partially offset by unfavorable conditions throughout the year on the West Coast due to cooler than average temperatures.  In the first quarter of 2011, our sales benefited from much more favorable weather conditions across the Sunbelt markets compared to the same period in 2010.  Sales in our North Texas and Oklahoma markets were also positively impacted by repair and replacement activity for freeze damaged pool equipment.  While our sales in the second quarter of 2011 benefited from above average temperatures across the Southeast, a slow start to the pool season in the Midwest (due to record precipitation levels) and closer to average temperatures across the Northeast resulted in some unfavorable comparisons to the same period in 2010.   In the third quarter of 2011, we estimate that the weather impact on sales was neutral overall compared to both the same period in 2010 and long-term averages.  Weather conditions were more favorable in the fourth quarter of 2011, with warmer temperatures across much of the Eastern half of the country compared to the fourth quarter of 2010.

Our first quarter 2010 sales were negatively impacted by unfavorable weather conditions across the Sunbelt markets between January and mid-March, including record cold weather in Florida and much colder than average temperatures across the rest of the Southeast.  However, warmer weather in these regions during the latter half of March and near record warm temperatures in March across our markets in the Northeast and Canada helped drive a late rebound in our daily sales rates and flat base business sales overall for March compared to the same period in 2009.  Sales in our second and third quarters of 2010 benefited from much more favorable weather conditions across the Southeast, Midwest and Northeast compared to the same periods in 2009, including record or near record high temperatures across the eastern half of the United States and our markets in Canada during the second quarter of 2010.  However, this benefit was largely offset by the adverse impact from unseasonably cool weather along the West Coast throughout the 2010 pool season, most notably in California, our largest market.

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

Our primary capital needs are seasonal working capital obligations and other general corporate initiatives, including acquisitions, dividend payments and share repurchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for capital expenditures and share repurchases.

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures;

•	strategic acquisitions executed opportunistically; and

•	payment of cash dividends as and when declared by the Board.

As discussed further under the subheading Future Sources and Uses of Cash on page 33, we are required to comply with certain financial covenants under our Credit Facility, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. While considering this metric, we also use our cash to repurchase common stock based on Board‑defined parameters and repay our debt.

Capital expenditures, which historically have averaged 0.5% to 1.0% of net sales, were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  In 2011, capital expenditures increased to 1.1% of net sales since we began purchasing rather than leasing new vehicles and forklifts.  In 2012, capital expenditures were 0.8% of net sales. Going forward, we project capital expenditures will be relatively consistent with our historical average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Operating activities	$119,078	$75,103	$93,959
Investing activities	(21,208)	(25,578)	(14,251)
Financing activities	(102,644)	(40,554)	(85,158)

Cash provided by operations in 2012 exceeded net income by $37.1 million.  Compared to the prior year, cash provided by operations increased primarily due to the increase in net income and improved working capital management. The decrease in cash used in investing activities is primarily due to a $3.2 million decline in capital expenditures compared to 2011, which included a few large information technology upgrade projects.

Cash used in financing activities increased during 2012 due primarily to the change in net proceeds and payments on our debt arrangements. Based on the year over year improvement in cash provided by operations, we made $16.4 million of net payments on our debt arrangements in 2012 compared to $48.6 million of net borrowings in 2011. The activity for proceeds and payments on our debt arrangements included the payoff of our $100.0 million Floating Rate Senior Notes at maturity on February 12, 2012. Proceeds from common stock issued under our share-based compensation plans increased by $7.1 million compared to 2011 due to a higher weighted average exercise price on 2012 stock option exercises. Higher cash dividend payments reflected the $0.02 per share increase in our quarterly dividend beginning in the second quarter of 2012. We repurchased $77.0 million of shares on the open market in 2012, up $6.0 million compared to 2011.

Cash provided by operations in 2011 exceeded net income by $3.1 million, but declined versus 2010 due primarily to our drawdown of inventories in 2010 and the impact of higher comparative inventory levels in 2011. The increase in cash used in investing activities compared to 2010 reflected higher capital expenditures, which included a few large information technology upgrade projects and an impact of approximately $6.1 million related to purchasing rather than leasing new vehicles and forklifts in 2011. Cash used in financing activities in 2011 reflected $48.6 million of net debt borrowings, which helped fund $71.0 million of share repurchases.

On October 19, 2011, we entered into a new $430.0 million unsecured syndicated senior credit facility (the Credit Facility) described further below.  Since the Credit Facility replaced and refinanced the outstanding balances under our $240.0 million unsecured revolving credit facility (the Previous Revolver), proceeds from and payments on revolving lines of credit in 2011 reflected the $161.5 million payoff of the Previous Revolver.

Future Sources and Uses of Cash

The Credit Facility provides for $430.0 million in borrowing capacity under a five-year revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $505.0 million.  The Credit Facility matures on October 19, 2016. We intend to use the Credit Facility for general corporate purposes and to fund future growth initiatives.

At December 31, 2012, there was $230.9 million outstanding and $195.5 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap agreements will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of December 31, 2012 was approximately 2.2%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2012, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2012, our average total leverage ratio equaled 1.49 (compared to 1.80 as of December 31, 2011) and the TTM average total debt amount used in this calculation was $257.6 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2012, our fixed charge ratio equaled 3.90 (compared to 3.26 as of December 31, 2011) and TTM Rental Expense was $51.1 million.

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

As of December 31, 2012, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2013. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 20, 2013, $89.5 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

Contractual Obligations

At December 31, 2012, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$230,882	$—	$—	$230,882	$—
Operating leases	146,698	42,250	60,724	31,584	12,140
	$377,580	$42,250	$60,724	$262,466	$12,140

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2012 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2012 for the remaining outstanding balances not covered by our swaps.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity date of the Credit Facility.

		Estimated Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$19,473	$5,080	$10,160	$4,233	$—

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. However, we have entered into interest rate swap contracts to reduce our exposure to market fluctuations. For information about our debt arrangements and interest rate swaps, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10‑K.

In 2012, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portion of our outstanding balance under the Credit Facility that was not covered by our interest rate swap contracts was subject to variable interest rates. To calculate the potential impact in 2012 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility, excluding the accordion feature. In this analysis, we assumed that the variable interest rates for the Credit Facility increased 1.0%. Based on this calculation, our pretax income would have decreased by approximately $3.0 million and earnings per share would have decreased by approximately $0.04 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2012). The maximum amount available under the Credit Facility is $430.0 million excluding the $75.0 million accordion feature.

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

Currency Risk

We have wholly owned subsidiaries in Canada, the United Kingdom, Belgium, France, Germany, Italy, Portugal, Spain and Mexico. Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9.4% of total net sales in 2012, our exposure to currency rate fluctuations could be material in 2013 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2013 expressed an unqualified opinion thereon.

New Orleans, Louisiana
March 1, 2013

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010
Net sales	$1,953,974	$1,793,318	$1,613,746
Cost of sales	1,386,567	1,261,728	1,142,484
Gross profit	567,407	531,590	471,262
Selling and administrative expenses	415,592	404,973	370,017
Goodwill impairment	6,946	1,550	—
Operating income	144,869	125,067	101,245
Interest expense, net	6,469	7,964	6,619
Income before income taxes and equity earnings	138,400	117,103	94,626
Provision for income taxes	56,744	45,319	37,093
Equity earnings in unconsolidated investments	316	209	105
Net income	$81,972	$71,993	$57,638

Earnings per share:
Basic	$1.75	$1.49	$1.17
Diluted	$1.71	$1.47	$1.15
Weighted average shares outstanding:
Basic	46,937	48,158	49,469
Diluted	48,058	48,987	50,161

Cash dividends declared per common share	$0.62	$0.55	$0.52

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Net income	$81,972	$71,993	$57,638
Other comprehensive income (loss):
Foreign currency translation adjustments	(534)	(609)	(2,170)
Change in unrealized gains and losses on interest rate swaps, net of tax of $1,163, $(1,152) and $(645)	(1,820)	1,777	996
Total other comprehensive income (loss)	(2,354)	1,168	(1,174)
Comprehensive income	$79,618	$73,161	$56,464

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2012	2011
Assets
Current assets:
Cash and cash equivalents	$12,463	$17,487
Receivables, net	113,859	109,273
Product inventories, net	400,308	386,924
Prepaid expenses and other current assets	11,280	11,298
Deferred income taxes	5,186	7,084
Total current assets	543,096	532,066

Property and equipment, net	46,566	41,394
Goodwill	169,983	177,103
Other intangible assets, net	11,053	11,738
Equity interest investments	1,160	980
Other assets, net	8,718	7,621
Total assets	$780,576	$770,902

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$199,787	$177,437
Accrued expenses and other current liabilities	48,186	49,140
Current portion of long-term debt and other long-term liabilities	23	22
Total current liabilities	247,996	226,599

Deferred income taxes	13,453	9,531
Long-term debt	230,882	247,300
Other long-term liabilities	6,622	7,726
Total liabilities	498,953	491,156

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 46,303,728 shares issued and outstanding at December 31, 2012 and 47,366,997 shares issued and outstanding at December 31, 2011	46	47
Additional paid-in capital	276,334	243,180
Retained earnings	5,377	34,299
Accumulated other comprehensive (loss) income	(134)	2,220
Total stockholders' equity	281,623	279,746
Total liabilities and stockholders' equity	$780,576	$770,902

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2012	2011	2010
Operating activities
Net income	$81,972	$71,993	$57,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,592	9,746	8,980
Amortization	1,284	1,559	2,348
Share-based compensation	8,465	8,233	7,790
Excess tax benefits from share-based compensation	(4,487)	(3,118)	(1,877)
Provision for doubtful accounts receivable, net of write-offs	(422)	(1,202)	(4,324)
Provision for inventory obsolescence, net	447	(11)	(721)
Change in deferred income taxes	3,168	2,605	1,795
Loss on sale of property and equipment	44	263	324
Equity earnings in unconsolidated investments	(316)	(209)	(105)
(Gains) losses on foreign currency transactions	(111)	592	(1,498)
Goodwill impairment	6,946	1,550	—
Other	138	195	145
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(3,396)	(5,887)	4,832
Product inventories	(9,232)	(35,339)	15,951
Prepaid expenses and other assets	(1,159)	(2,951)	4,694
Accounts payable	20,253	6,402	(14,417)
Accrued expenses and other current liabilities	3,892	20,682	12,404
Net cash provided by operating activities	119,078	75,103	93,959

Investing activities
Acquisition of businesses, net of cash acquired	(4,699)	(5,934)	(6,173)
Purchases of property and equipment, net of sale proceeds	(16,271)	(19,454)	(8,078)
Other investments, net	(238)	(190)	—
Net cash used in investing activities	(21,208)	(25,578)	(14,251)

Financing activities
Proceeds from revolving line of credit	607,923	749,349	453,039
Payments on revolving line of credit	(524,341)	(700,749)	(457,568)
Payments on long-term debt and other long-term liabilities	(100,022)	(149)	(48,225)
Payments of deferred acquisition consideration	—	(500)	(1,000)
Payments of deferred financing costs	—	(1,674)	(145)
Excess tax benefits from share-based compensation	4,487	3,118	1,877
Proceeds from stock issued under share-based compensation plans	20,205	13,085	6,293
Payments of cash dividends	(29,135)	(26,470)	(25,746)
Purchases of treasury stock	(81,761)	(76,564)	(13,683)
Net cash used in financing activities	(102,644)	(40,554)	(85,158)
Effect of exchange rate changes on cash and cash equivalents	(250)	(1,205)	(672)
Change in cash and cash equivalents	(5,024)	7,766	(6,122)
Cash and cash equivalents at beginning of year	17,487	9,721	15,843
Cash and cash equivalents at end of year	$12,463	$17,487	$9,721

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Treasury	Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2009	48,991	$49	$—	$202,784	$47,128	$2,226	$252,187
Net income	—	—	—	—	57,638	—	57,638
Foreign currency translation	—	—	—	—	—	(2,170)	(2,170)
Interest rate swaps, net of tax of $(645)	—	—	—	—	—	996	996
Repurchases of common stock, net of retirements	(638)	—	(2,344)	—	(11,339)	—	(13,683)
Share-based compensation	—	—	—	7,790	—	—	7,790
Issuance of shares under incentive stock plans, including tax benefit of $1,877	925	—	—	8,170	—	—	8,170
Declaration of cash dividends	—	—	—	—	(25,746)	—	(25,746)
Balance at December 31, 2010	49,278	49	(2,344)	218,744	67,681	1,052	285,182
Net income	—	—	—	—	71,993	—	71,993
Foreign currency translation	—	—	—	—	—	(609)	(609)
Interest rate swaps, net of tax of $(1,152)	—	—	—	—	—	1,777	1,777
Repurchases of common stock, net of retirements	(3,034)	(3)	2,344	—	(78,905)	—	(76,564)
Share-based compensation	—	—	—	8,233	—	—	8,233
Issuance of shares under incentive stock plans, including tax benefit of $3,118	1,123	1	—	16,203	—	—	16,204
Declaration of cash dividends	—	—	—	—	(26,470)	—	(26,470)
Balance at December 31, 2011	47,367	47	—	243,180	34,299	2,220	279,746
Net income	—	—	—	—	81,972	—	81,972
Foreign currency translation	—	—	—	—	—	(534)	(534)
Interest rate swaps, net of tax of $1,163	—	—	—	—	—	(1,820)	(1,820)
Repurchases of common stock, net of retirements	(2,165)	(2)	—	—	(81,759)	—	(81,761)
Share-based compensation	—	—	—	8,465	—	—	8,465
Issuance of shares under incentive stock plans, including tax benefit of $4,487	1,102	1	—	24,689	—	—	24,690
Declaration of cash dividends	—	—	—	—	(29,135)	—	(29,135)
Balance at December 31, 2012	46,304	$46	$—	$276,334	$5,377	$(134)	$281,623

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2012, Pool Corporation and our wholly owned subsidiaries (the Company, which may be referred to as POOL, we, us or our), operated 312 sales centers in North America and Europe from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: SCP Distributors LLC (SCP), Superior Pool Products LLC (Superior) and Horizon Distributors, Inc. (Horizon). Superior and Horizon are both wholly owned subsidiaries of SCP, which is a wholly owned subsidiary of Pool Corporation.

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

Reclassifications

For comparative purposes, we reclassified certain amounts in the 2011 financial statements to conform to the 2012 presentation. These changes included the reclassification of both our deferred tax balances and deferred tax valuation allowances between current and non‑current line items to reflect net presentation on the Consolidated Balance Sheets as of December 31, 2011. We also changed the presentation of deferred service charge income between Accrued expenses and other current liabilities and Receivables, net on the Consolidated Balance Sheets as of December 31, 2011.

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

We record revenue when customers take delivery of products. Customers may pick up products at any sales center location, or we may deliver products to their premises or job sites via our trucks or third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point. We include shipping and handling fees billed to customers as freight out income within net sales.

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

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2012	2011	2010
$33,964	$33,588	$29,924

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2012	2011	2010
$6,248	$5,484	$5,534

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

We record a valuation allowance to reduce the carrying amounts of net deferred tax assets if there is uncertainty regarding their future realization. We consider many factors when assessing the likelihood of future realization including our recent cumulative earnings experience by taxing jurisdiction, expectations of future taxable income, the carryforward periods available to us for tax reporting purposes and other relevant factors. For additional discussion of income taxes, see Note 7.

Equity Method Investments

We account for our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in this investment.

Earnings Per Share

We calculate basic earnings per share by dividing net income or loss by the weighted average number of common shares outstanding. We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation. Diluted earnings per share includes the dilutive effects of other share-based awards. For additional discussion of earnings per share, see Note 8.

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest expense, net on the Consolidated Statements of Income. We realized net foreign currency transaction gains of $0.1 million in 2012, net losses of $0.6 million in 2011 and net gains of $1.5 million in 2010.

Fair Value Measurements

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

The table below presents the estimated fair value of our swap agreements (in thousands):

	Fair Value at December 31,
Level 2	2012	2011
Unrealized Losses on Interest Rate Swaps	$(3,404)	$(420)

These unrealized losses are included in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

Interest Rate Swaps

We designate our interest rate swaps as cash flow hedges and record the changes in fair value of these swaps to Accumulated other comprehensive income (loss). If our interest rate swaps became ineffective, we would immediately recognize the changes in fair value of our swaps in earnings. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps. For additional discussion of our interest rate swaps, see Note 5.

Cash Equivalents

We consider all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Credit Risk and Allowance for Doubtful Accounts

We record trade receivables at the invoiced amounts less an allowance for doubtful accounts for estimated losses we may incur if customers do not pay. We perform periodic credit evaluations of our customers and we typically do not require collateral. Consistent with industry practices, we generally require payment from our North American customers within 30 days, except for sales under early buy programs for which we provide extended payment terms to qualified customers.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2012	2011	2010
Balance at beginning of year	$5,900	$7,102	$11,426
Bad debt expense	1,007	2,958	779
Write-offs, net of recoveries	(1,430)	(4,160)	(5,103)
Balance at end of year	$5,477	$5,900	$7,102

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

In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our allowance for inventory obsolescence for the past three years (in thousands):

	2012	2011	2010
Balance at beginning of year	$7,073	$7,084	$7,805
Provision for inventory write-downs	3,852	3,590	875
Deduction for inventory write-offs	(3,405)	(3,601)	(1,596)
Balance at end of year	$7,520	$7,073	$7,084

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 5 years
Machinery and equipment	3 - 10 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2012	2011	2010
$11,592	$9,746	$8,980

Acquisitions

We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period (which cannot exceed one year from the acquisition date). We expense all acquisition related costs as incurred, including any restructuring costs associated with a business combination.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We test goodwill and other indefinite-lived intangible assets for impairment annually as of October 1st and at any other time when impairment indicators exist.

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

Self Insurance

We are self-insured for employee health benefits, workers’ compensation coverage, automobile and property and casualty insurance. To limit our exposure, we also maintain excess and aggregate liability coverage. We establish self‑insurance reserves based on estimates of claims incurred but not reported and information that we obtain from third-party service providers regarding known claims. Our management reviews these reserves based on consideration of various factors, including but not limited to the age of existing claims, estimated settlement amounts and other historical claims data.

Supplemental Cash Flow Information

The supplemental disclosures to the accompanying Consolidated Statements of Cash Flows are as follows (in thousands):

	Year Ended December 31,
	2012	2011	2010
Cash paid during the year for:
Interest	$5,495	$7,104	$7,690
Income taxes, net of refunds	45,404	39,771	25,965

Note 2 - Acquisitions

2012 Acquisitions

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

In 2012, we completed the acquisition accounting for each of our 2011 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations.

2010 Acquisitions

In April 2010, we acquired Les Produits de Piscine Metrinox Inc. (Metrinox), a swimming pool products distributor with two sales centers in Quebec, Canada. In December 2010, we acquired the distribution assets of Turf Equipment Supply Company, a distributor of landscape and irrigation products and services with three sales centers in Las Vegas, and the distribution assets of Pool Boat and Leisure, S.A., a swimming pool products distributor with one sales center in Belgium.

In 2011, we completed the acquisition accounting for each of our 2010 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations.

Note 3 - Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill are as follows (in thousands):

Goodwill (gross) at December 31, 2010	$179,286
Acquired goodwill	137
Goodwill (gross) at December 31, 2011	179,423

Accumulated impairment losses at December 31, 2010	(770)
Goodwill impairment	(1,550)
Accumulated impairment losses at December 31, 2011	(2,320)

Goodwill (net) at December 31, 2011	$177,103

Goodwill (gross) at December 31, 2011	$179,423
Acquired goodwill	—
Foreign currency translation adjustments	(174)
Goodwill (gross) at December 31, 2012	179,249

Accumulated impairment losses at December 31, 2011	(2,320)
Goodwill impairment	(6,946)
Accumulated impairment losses at December 31, 2012	(9,266)

Goodwill (net) at December 31, 2012	$169,983

During the third quarter of 2012, we performed an interim goodwill impairment analysis for our United Kingdom reporting unit based on our identification of impairment indicators related to our results through the end of the 2012 pool season and our expectation for continued depressed economic conditions in the United Kingdom. Our results for the nine months ended September 30, 2012 were significantly lower than our 2012 sales, gross profit and operating profit estimates for the United Kingdom reporting unit that we used in our 2011 annual goodwill impairment test. We updated our 2011 impairment analysis for both our actual 2012 year to date results and our updated growth estimates for future years based on expectations for a more prolonged economic recovery period in the United Kingdom. These updates significantly impacted our projected future cash flow calculation for the United Kingdom reporting unit and resulted in a much lower estimated fair value for that reporting unit. As a result of our interim impairment analysis, we recorded a non-cash goodwill impairment charge of $6.9 million on the Consolidated Statements of Income. This charge was equal to the total September 30, 2012 goodwill carrying amount of our United Kingdom reporting unit of $6.9 million.

In October 2012, we performed our annual goodwill impairment test and determined that the goodwill attributed to all of our reporting units was not impaired. As of October 1, 2012, we had 209 reporting units with allocated goodwill balances.  The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

In 2011, we identified three Horizon locations in Texas that had estimated fair values below their carrying values.  The combined carrying value of goodwill for these three reporting units was $4.6 million.  Since the estimated fair value for each reporting unit’s goodwill was below the respective carrying value, we recognized the total difference of $1.6 million as an impairment loss on the Consolidated Statements of Income.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2012	2011
Horizon tradename (indefinite life)	$8,400	$8,400
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life) (1)	4,531	10,223
Employment contracts (1)	—	650
Distribution agreement (1)	—	6,115
Other intangible assets	14,431	26,888
Less accumulated amortization (1)	(3,378)	(15,150)
Other intangible assets, net	$11,053	$11,738

              (1)   All fully amortized intangible assets and related amortization amounts were removed in the fourth quarter of 2012.

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

Other intangible amortization expense was $0.9 million in 2012, $1.2 million in 2011 and $1.9 million in 2010.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2013	$829
2014	686
2015	174
2016	114
2017	82

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2012	2011
Receivables, net:
Trade accounts	$86,177	$84,039
Vendor incentives	31,451	29,373
Other, net	1,708	1,761
Total receivables	119,336	115,173
Less allowance for doubtful accounts	(5,477)	(5,900)
Receivables, net	$113,859	$109,273

Prepaid expenses and other current assets:
Prepaid expenses	$8,647	$7,527
Other current assets	2,633	3,771
Prepaid expenses and other current assets	$11,280	$11,298

Property and equipment, net:
Land	$1,641	$1,641
Buildings	2,188	2,188
Leasehold improvements	26,254	24,820
Autos and trucks	14,221	7,099
Machinery and equipment	26,871	24,433
Computer equipment	32,875	31,616
Furniture and fixtures	8,388	7,480
Fixed assets in progress	2,384	2,000
Total property and equipment	114,822	101,277
Less accumulated depreciation	(68,256)	(59,883)
Property and equipment, net	$46,566	$41,394

Accrued expenses and other current liabilities:
Salaries	$7,625	$6,356
Bonuses	22,549	29,786
Other	18,012	12,998
Accrued expenses and other current liabilities	$48,186	$49,140

Note 5 - Debt

The components of our debt for the past two years were as follows (in thousands):

	December 31,
	2012	2011
Long-term debt:
Revolving Credit Facility, variable rate (described below)	$230,882	$147,300
Floating Rate Senior Notes (described below)	—	100,000
Total debt	$230,882	$247,300

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

At December 31, 2012, there was $230.9 million outstanding and $195.5 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2012 was approximately 2.2%, excluding commitment fees.

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

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  The Notes were classified as Long‑term debt as of December 31, 2011 based on our intention to repay them using the increased capacity under the Credit Facility. The Notes were paid off at maturity on February 12, 2012.

Interest Rate Swaps

As of December 31, 2012, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swaps convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	25.0	1.185%
Interest rate swap 3	December 21, 2011	50.0	1.100%
Interest rate swap 4	January 17, 2012	25.0	1.050%
Interest rate swap 5	January 19, 2012	25.0	0.990%

Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $1.3 million in 2012 and $3.6 million in 2011.

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

We had two previous interest rate swap agreements in effect that reduced our exposure to fluctuations in interest rates on the Notes and the Previous Revolver.  One interest rate swap agreement converted the variable interest rate on the Notes to a fixed rate of 5.088% on a notional amount of $50.0 million.  This swap agreement was effective February 12, 2007 and was scheduled to terminate on February 12, 2012.  Our other interest rate swap agreement converted the variable interest rate on the Previous Revolver to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement was effective January 27, 2010 and was scheduled to terminate on January 27, 2012. We de‑designated this interest rate swap when we replaced the Previous Revolver on October 19, 2011. In December 2011, we terminated both of these interest rate swaps and realized a loss of $0.3 million.

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

As of December 31, 2012, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as Other assets, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The changes in deferred financing costs are as follows (in thousands):

	2012	2011
Deferred financing costs:
Balance at beginning of year	$3,451	$2,172
Financing costs deferred	—	1,674
Write-off fully amortized deferred financing costs	(396)	(395)
Balance at end of year	3,055	3,451

Accumulated amortization of deferred financing costs:
Balance at beginning of year	(1,581)	(1,652)
Amortization of deferred financing costs	(388)	(324)
Write-off fully amortized deferred financing costs	396	395
Balance at end of year	(1,573)	(1,581)
Deferred financing costs, net of accumulated amortization	$1,482	$1,870

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued from 1,515,000 shares under the 2007 LTIP to 5,415,000 shares under the Amended 2007 LTIP.  As of December 31, 2012, we had 1,965,169 shares available for future issuance including 605,552 shares that may be issued as restricted stock.

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

Stock Option Awards

The following is a summary of the stock option activity under our share-based plans for the year ended December 31, 2012:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2011	4,669,237	$24.23
Granted	280,746	37.13
Less: Exercised	986,110	19.49
Forfeited	19,682	24.26
Balance at December 31, 2012	3,944,191	$26.33	5.16	$63,069,781

Exercisable at December 31, 2012	2,090,468	$28.89	3.46	$28,091,967

The table below summarizes information about stock options outstanding and exercisable at December 31, 2012:

	Outstanding Stock Options			Exercisable Stock Options
Range of exercise prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 0.00 to $ 17.99	27,744	0.12	$11.98	27,744	$11.98
$ 18.00 to $ 23.99	2,062,660	5.25	20.11	885,433	20.42
$ 24.00 to $ 29.99	447,516	7.62	24.69	48,516	26.22
$ 30.00 to $ 47.30	1,406,271	4.36	36.27	1,128,775	36.06
	3,944,191	5.16	$26.33	2,090,468	$28.89

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2012	2011	2010
Options exercised	986,110	958,509	650,210
Cash proceeds	$19,221	$12,173	$5,411
Intrinsic value of options exercised	$19,383	$13,868	$8,589
Tax benefits realized	$7,418	$5,409	$3,375

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2012		2011		2010
Expected volatility	38.6%		37.9%		38.9%
Expected term	7.6	years	7.8	years	6.7	years
Risk-free interest rate	1.61%		3.10%		3.23%
Expected dividend yield	2.0%		2.0%		2.0%
Grant date fair value	$12.66		$8.97		$7.34

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

The table below presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2012	2011	2010
Share-based compensation expense	$4,304	$4,497	$4,570
Recognized tax benefits	1,647	1,721	1,796

At December 31, 2012, the unamortized compensation expense related to stock option awards totaled $3.5 million.  We anticipate that this expense will be recognized over a weighted average period of 2.0 years.

Restricted Stock Awards

The following is a summary of the restricted stock awards activity under our share-based plans for the year ended December 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2011	505,290	$22.37
Granted (at market price)	87,476	37.13
Less: Vested	69,580	33.60
Forfeited	7,000	22.53
Balance unvested at December 31, 2012	516,186	$23.36

At December 31, 2012, the unamortized compensation expense related to the restricted stock awards totaled $3.1 million.  We anticipate that this expense will be recognized over a weighted average period of 1.8 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2012	2011	2010
Shares vested	69,580	32,856	44,152
Fair value of restricted stock awards vested	$2,338	$812	$1,077

The table below presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2012	2011	2010
Share-based compensation expense	$3,873	$3,507	$3,028

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each year presented below, our employees purchased the following aggregate number of shares:

2012	2011	2010
31,275	37,653	48,002

The grant date fair value for the most recent ESPP purchase period ended December 31, 2012 was $7.16 per share.  Share-based compensation expense related to our ESPP was $0.3 million in 2012 , $0.2 million in 2011 and $0.2 million in 2010.

Note 7 - Income Taxes

Income (loss) before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2012	2011	2010
United States	$144,578	$111,376	$92,108
Foreign (1)	(6,178)	5,727	2,518
Total	$138,400	$117,103	$94,626

  (1)  The foreign loss before income taxes in 2012 includes the $6.9 million goodwill impairment charge related to the United Kingdom.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2012	2011	2010
Current:
Federal	$43,871	$32,850	$29,040
State and other	5,958	7,675	5,682
Total current provision for income taxes	49,829	40,525	34,722

Deferred:
Federal	6,071	4,754	1,715
State and other	844	40	656
Total deferred provision for income taxes	6,915	4,794	2,371
Provision for income taxes	$56,744	$45,319	$37,093

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2012	2011	2010
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	1.97	0.37	0.81
Other, primarily state income tax rate	4.03	3.33	3.39
Total effective tax rate	41.00%	38.70%	39.20%

The components of the deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Product inventories	$7,703	$8,075
Accrued expenses	2,780	2,885
Allowance for doubtful accounts	420	777
Total current	10,903	11,737
Less: valuation allowance	(1,584)	(1,677)
Component reclassified for net presentation	(4,133)	(2,976)
Total current, net	5,186	7,084

Leases	1,957	1,866
Share-based compensation	16,970	17,740
Uncertain tax positions	1,226	1,650
Net operating losses	6,703	3,972
Interest rate swaps	1,327	164
Equity losses in unconsolidated investments	5,653	5,653
Other	1,150	1,037
Total non-current	34,986	32,082
Less: valuation allowance	(10,772)	(7,948)
Component reclassified for net presentation	(23,474)	(23,461)
Total non-current, net	740	673

Total deferred tax assets	5,926	7,757

Deferred tax liabilities:
Trade discounts on purchases	2,681	1,944
Prepaid expenses	1,452	1,032
Total current	4,133	2,976
Component reclassified for net presentation	(4,133)	(2,976)
Total current, net	—	—

Intangible assets, primarily goodwill	30,645	27,107
Depreciation	6,282	5,885
Total non-current	36,927	32,992
Component reclassified for net presentation	(23,474)	(23,461)
Total non-current, net	13,453	9,531

Total deferred tax liabilities	13,453	9,531

Net deferred tax liability	$(7,527)	$(1,774)

At December 31, 2012, certain of our international subsidiaries had tax loss carryforwards totaling approximately $23.9 million, which expire in various years after 2013.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $6.7 million as of December 31, 2012 and $4.0 million as of December 31, 2011.  We have recorded a corresponding valuation allowance of $6.7 million and $4.0 million in the respective years.  The increase in our net operating losses and corresponding valuation allowances in 2012 is primarily related to the United Kingdom.  We have also recorded a $5.7 million valuation allowance related to our deferred tax asset recorded for the write‑off of our investment in LAC.

As presented in the Consolidated Statements of Cash Flows, the changes in deferred income taxes include changes related to the deferred income tax provision and the estimated tax impact of accumulated other comprehensive income (loss).

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $4.5 million in 2012 and $3.1 million in 2011.

As of December 31, 2012, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

The following is a summary of the activity related to uncertain tax positions for the past three years (in thousands):

	2012	2011	2010
Balance at beginning of year	$4,715	$3,962	$4,550
Increases for tax positions taken during a prior period	—	—	114
Increases for tax positions taken during the current period	972	914	811
Decreases resulting from the expiration of the statute of limitations	(2,123)	(46)	(992)
Decreases relating to settlements	(60)	(115)	(521)
Balance at end of year	$3,504	$4,715	$3,962

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $2.3 million at December 31, 2012 and $3.0 million at December 31, 2011.

We record interest expense related to unrecognized tax benefits in interest expense, while we record related penalties in selling and administrative expenses.  For unrecognized tax benefits, we had interest income of $0.3 million in 2012 and interest expense of $0.3 million in 2011 and $0.1 million in 2010.  Accrued interest related to unrecognized tax benefits was approximately $0.5 million at December 31, 2012 and $0.8 million at December 31, 2011.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2009.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2012	2011	2010
Net income	$81,972	$71,993	$57,638
Weighted average shares outstanding:
Basic	46,937	48,158	49,469
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,121	829	692
Diluted	48,058	48,987	50,161

Earnings per share:
Basic	$1.75	$1.49	$1.17
Diluted	$1.71	$1.47	$1.15

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	417	1,381	1,964

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

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

2012	2011	2010
$59,873	$62,099	$64,995

The table below sets forth the approximate future minimum lease payments as of December 31, 2012 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2013	$42,250
2014	33,913
2015	26,811
2016	19,903
2017	11,681
Thereafter	12,140

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 53,000 square feet of office space.  In May 2005 we amended the lease agreement, which has a ten year term.  As of December 31, 2012, we pay rent of $79,156 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC (S&C) for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole owner of S&C is A. David Cook, a POOL executive officer.  In 2006, we extended this lease for a second term, which will last seven years and expire on December 31, 2013.  As of December 31, 2012, we pay rent of $5,779 per month for the 8,600 square foot space.

In May 2001, we entered into a lease agreement with Kenneth St. Romain, a POOL executive officer, for a sales center facility in Jackson, Mississippi.  In 2008, we extended this lease for a second term, which will last five years and expire on November 30, 2013.  As of December 31, 2012, we pay rent of $9,931 per month for the 20,000 square foot facility.

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

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2012	2011	2010
NCC	$937	$923	$835
Other	183	405	469
Total	$1,120	$1,328	$1,304

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

The table below sets forth our matching contributions for the past three years (in thousands):

	2012	2011	2010
Matching contributions - 401(k)	$4,589	$4,015	$3,600
Matching contributions - deferred compensation plan	262	59	18

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2012				2011
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$361,954	$757,175	$528,027	$306,818	$312,889	$706,423	$503,584	$270,422
Gross profit	104,563	222,405	151,501	88,938	91,410	211,439	147,906	80,835
Net income (loss)	3,651	64,943	21,375	(7,997)	(638)	58,577	24,169	(10,115)
Earnings (loss) per share:
Basic	$0.08	$1.38	$0.46	$(0.17)	$(0.01)	$1.21	$0.50	$(0.21)
Diluted	$0.08	$1.34	$0.45	$(0.17)	$(0.01)	$1.19	$0.50	$(0.21)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

The above amounts include the $6.9 million goodwill impairment charge recorded in the third quarter of 2012 and the $1.6 million goodwill impairment charge recorded in the fourth quarter of 2011.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2012, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2012, our disclosure controls and procedures were effective.

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

POOL’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment, management has concluded that, as of December 31, 2012, POOL’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on POOL’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pool Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2012, and our report dated March 1, 2013 expressed an unqualified opinion thereon.

New Orleans, Louisiana
March 1, 2013

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to POOL’s 2013 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to POOL’s 2013 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to POOL’s 2013 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to POOL’s 2013 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to POOL’s 2013 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	37
	Consolidated Statements of Income	38
	Consolidated Statements of Comprehensive Income	39
	Consolidated Balance Sheets	40
	Consolidated Statements of Cash Flows	41
	Consolidated Statements of Changes in Stockholders’ Equity	42
	Notes to Consolidated Financial Statements	43

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 1, 2013.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on March 1, 2013.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY
Melanie M. Housey	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2	*	as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	SCP Pool Corporation 1998 Stock Option Plan.		DEF 14A	000-26640	04/08/1998
10.4	*	Form of Stock Option Agreement under 1998 Stock Option Plan.		10-K	000-26640	03/31/1999
10.5	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.6	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.7	*	Form of Stock Option Agreement under 2002 Long‑Term Incentive Plan.		10-K	000-26640	03/01/2005
10.8	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/09/2009
10.9	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.12	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long Term Incentive Plan.		8-K	000-26640	05/06/2009
10.13	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.14	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.15	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.16	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.17	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.18	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
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
				10-Q	000-26640	07/30/2004
10.22	*	Form of Stock Option Agreement under the Non‑employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.23	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.24	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.25		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.26		Note Purchase Agreement by and among Pool Corporation and the Purchasers party thereto.		8-K	000-26640	02/15/2007
10.27		Subsidiary Guaranty by Pool Corporation in favor of the holders from time to time of the Notes.		8-K	000-26640	02/15/2007
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
				10-Q	000-26640	10/31/2011

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, December 31, 2011 and December 31, 2010;

3.	Consolidated Balance Sheets at December 31, 2012 and December 31, 2011;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2012, December 31, 2011 and December 31, 2010;

5.	Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2012, December 31, 2011 and December 31, 2010; and

6.	Notes to Consolidated Financial Statements.