Form 10-Q
period 2013-03-31
POOL CORP
filed 2013-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013
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

As of April 22, 2013, there were 46,560,685 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2013	2012
Net sales	$370,362	$361,954
Cost of sales	265,601	257,391
Gross profit	104,761	104,563
Selling and administrative expenses	97,829	98,542
Operating income	6,932	6,021
Interest expense, net	1,614	1,477
Income before income taxes and equity earnings	5,318	4,544
Provision for income taxes	1,896	1,037
Equity earnings in unconsolidated investments	18	144
Net income	$3,440	$3,651

Earnings per share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08
Weighted average shares outstanding:
Basic	46,385	47,519
Diluted	47,580	48,598

Cash dividends declared per common share	$0.16	$0.14

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Net income	$3,440	$3,651
Other comprehensive income (loss):
Foreign currency translation adjustments	927	(154)
Change in unrealized gains and losses on interest rate swaps, net of tax of $(133) and $35	210	(56)
Total other comprehensive income (loss)	1,137	(210)
Comprehensive income	$4,577	$3,441

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31, 2013	March 31, 2012	December 31, 2012 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$12,873	$20,681	$12,463
Receivables, net	188,294	200,640	113,859
Product inventories, net	494,321	462,810	400,308
Prepaid expenses and other current assets	13,029	12,590	11,280
Deferred income taxes	5,153	7,078	5,186
Total current assets	713,670	703,799	543,096

Property and equipment, net	48,755	45,355	46,566
Goodwill	169,983	177,103	169,983
Other intangible assets, net	10,793	11,717	11,053
Equity interest investments	1,179	1,099	1,160
Other assets, net	9,360	7,735	8,718
Total assets	$953,740	$946,808	$780,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$338,026	$319,462	$199,787
Accrued expenses and other current liabilities	30,413	30,111	48,186
Current portion of long-term debt and other long-term liabilities	21	23	23
Total current liabilities	368,460	349,596	247,996

Deferred income taxes	14,207	9,629	13,453
Long-term debt	278,542	299,011	230,882
Other long-term liabilities	7,549	7,006	6,622
Total liabilities	668,758	665,242	498,953

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,518,040, 47,616,144 and 46,303,728 shares issued and outstanding at March 31, 2013, March 31, 2012 and December 31, 2012, respectively	46	48	46
Additional paid-in capital	286,380	250,595	276,334
Retained (deficit) earnings	(2,446)	28,913	5,377
Accumulated other comprehensive income (loss)	1,002	2,010	(134)
Total stockholders’ equity	284,982	281,566	281,623
Total liabilities and stockholders’ equity	$953,740	$946,808	$780,576

   (1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2013	2012
Operating activities
Net income	$3,440	$3,651
Adjustments to reconcile net income to net used in operating activities:
Depreciation	3,073	2,664
Amortization	321	320
Share-based compensation	1,905	2,101
Excess tax benefits from share-based compensation	(1,703)	(1,138)
Equity earnings in unconsolidated investments	(18)	(144)
Other	(38)	941
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(74,283)	(90,350)
Product inventories	(94,786)	(72,788)
Prepaid expenses and other assets	(2,461)	(1,395)
Accounts payable	137,896	140,530
Accrued expenses and other current liabilities	(13,332)	(18,419)
Net cash used in operating activities	(39,986)	(34,027)

Investing activities
Acquisition of businesses, net of cash acquired	(325)	(3,855)
Purchase of property and equipment, net of sale proceeds	(4,882)	(6,661)
Other investments, net	9	(53)
Net cash used in investing activities	(5,198)	(10,569)

Financing activities
Proceeds from revolving line of credit	149,760	215,411
Payments on revolving line of credit	(102,100)	(63,700)
Payments on long-term debt and other long-term liabilities	(5)	(100,005)
Excess tax benefits from share-based compensation	1,703	1,138
Proceeds from stock issued under share-based compensation plans	6,438	4,178
Payments of cash dividends	(7,434)	(6,668)
Purchases of treasury stock	(3,829)	(2,369)
Net cash provided by financing activities	44,533	47,985
Effect of exchange rate changes on cash and cash equivalents	1,061	(195)
Change in cash and cash equivalents	410	3,194
Cash and cash equivalents at beginning of period	12,463	17,487
Cash and cash equivalents at end of period	$12,873	$20,681

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

A description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three month period ended March 31, 2013 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2013.

Recent Accounting Pronouncements

On January 1, 2013, we adopted the Financial Accounting Standards Board Accounting Standards Update No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU 2013-02). Under the new standard we are required to disclose the effect on income statement line items from the reclassification of a component of accumulated other comprehensive income into net income. If a reclassification does not impact net income, we are required to disclose the resulting financial statement effects and reference the applicable accounting guidance. The adoption of this guidance did not have an impact on our financial position or results of operations. We included the required disclosures in Note 4.

Reclassifications

For comparative purposes, we reclassified certain amounts in the 2012 financial statements to conform to the 2013 presentation. These changes included the reclassification of both our deferred tax balances and deferred tax valuation allowances between current and non‑current line items to reflect net presentation on the Consolidated Balance Sheets as of March 31, 2012. We also changed the presentation of deferred service charge income between Accrued expenses and other current liabilities and Receivables, net on the Consolidated Balance Sheets as of March 31, 2012.

Retained (Deficit) Earnings

We account for the retirement of treasury share repurchases as a reduction of Retained (deficit) earnings on the Consolidated Balance Sheets.  As of March 31, 2013, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $586.8 million and cumulative dividends declared of $210.9 million.

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

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2013	2012
Net income	$3,440	$3,651

Weighted average shares outstanding:
Basic	46,385	47,519
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,195	1,079
Diluted	47,580	48,598

Earnings per share:
Basic	$0.07	$0.08
Diluted	$0.07	$0.08

Anti-dilutive stock options excluded from diluted earnings per share computations	3	1,199

Note 3 – Acquisitions

In March 2013, we acquired certain distribution assets of Swimming Pool Supply Center, Inc., a local swimming pool products distributor with one sales center location in Los Angeles, California. This sales center will operate as a satellite location to more efficiently serve our west Los Angeles customers. We completed our preliminary acquisition accounting for this acquisition, subject to adjustments in accordance with the terms of the purchase agreement during the one year measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

In February 2012, we acquired the distribution assets of Ideal Distributors Ltd., a regional swimming pool products distributor with four sales center locations in British Columbia, Canada.  In March 2012, we acquired the distribution assets of CCR Distribution, a swimming pool products distributor with one sales center in Ontario, Canada. We have completed the acquisition accounting for each of our 2012 acquisitions.  These acquisitions did not have a material impact on our financial position or results of operations.

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

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  We have designated these swaps as cash flow hedges and we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on our Consolidated Balance Sheets.  If our interest rate swaps became ineffective, we would immediately recognize the changes in the estimated fair value of our swaps in earnings.  Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness.

A portion of the change in the estimated fair value of our interest rate swap contracts represents future interest expense. Recognition of the change in fair value attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. This amount was not material in the first quarter of 2013.

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Fair Value at
	March 31,
Level 2	2013	2012
Unrealized Losses on Interest Rate Swaps	$(3,061)	$(551)
Unrealized Gains on Interest Rate Swaps	—	40

We include unrealized losses in Accrued expenses and other current liabilities and unrealized gains in Prepaid expenses and other current assets on the Consolidated Balance Sheets.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2012 Annual Report on Form 10-K.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2012 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

As anticipated, 2013 started with a more normalized onset to the season versus 2012, which impacted both sales and margins. We realized sales growth despite one less selling day and the tough comparison, given last year's unusually mild winter. We were also able to maintain good pricing discipline and expense management.

Net sales for the quarter ended March 31, 2013 increased 2% compared to the first quarter of 2012. Sales in the first quarter of last year benefited from record warm temperatures across the Northeast and Midwest, which prompted an earlier than normal start to the 2012 season. This shift contributed to sales growth of 16% in the first quarter of 2012 over the first quarter of 2011. Base business sales were up 2% in the first three months of 2013. The impact of weather on our first quarter results is evidenced by growth of approximately 10% in our four largest year-round markets while our more seasonal markets experienced declines of close to 10%. Sales on the irrigation side of the business were up 14% due in part to the gradual recovery of the housing market in some of our key states.

Gross profit for the first quarter of 2013 was essentially flat versus the same period of the prior year, while gross profit as a percentage of net sales (gross margin) declined 60 basis points to 28.3% in the first quarter of 2013. This decrease is primarily due to unfavorable product mix as well as competitive pricing pressures. As a result of the slower start to the 2013 season discussed above, geographic regions with generally higher margins experienced a proportionally smaller share of our total sales.

Selling and administrative expenses (operating expenses) and base business operating expenses for the first quarter of 2013 were essentially flat compared to the first quarter of 2012.

Operating income for the quarter increased 15% compared to 2012. Operating income as a percentage of net sales (operating margin) was 1.9% for the first quarter of 2013 compared to 1.7% in the same period in 2012.

Net income decreased 6% to $3.4 million in the first quarter of 2013. Our provision for income taxes for the first three months of 2013 included a benefit of $0.2 million related to the temporary lapse in 2012 of the controlled foreign corporation income exclusion. Comparatively, our provision for income taxes for the same period in 2012 included a benefit of approximately $0.7 million related to the expiration of statutes of limitations for income tax returns filed in the first quarter of 2009.

Earnings per share was down $0.01 to $0.07 per diluted share for the first three months of 2013 versus $0.08 per diluted share for the same period in 2012.

Financial Position and Liquidity

Total net receivables decreased 6% due primarily to the decline in net sales growth versus the first quarter of 2012. Our allowance for doubtful accounts balance was $5.4 million at March 31, 2013, a $0.4 million decrease compared to March 31, 2012 that reflects sustained improvements in our receivable aging trends.  Days sales outstanding (DSO) improved between periods to 28.7 days at March 31, 2013 compared to 29.7 days at March 31, 2012.

Inventory levels were up 7% to $494.3 million at March 31, 2013, primarily in anticipation of the upcoming season.  The inventory reserve was $8.5 million at March 31, 2013 compared to $8.6 million at March 31, 2012. Our inventory turns, as calculated on a trailing twelve month basis, increased to 3.4 times at March 31, 2013 compared to 3.2 times at March 31, 2012.

Total debt outstanding was $278.5 million at March 31, 2013, down $20.5 million compared to March 31, 2012.

Current Trends and Outlook

For a detailed discussion of trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2012 Annual Report on Form 10-K.

At 5% to 7%, our overall sales growth projection for 2013 remains consistent with the estimates used in forming our annual earnings guidance. We opened five new sales centers in the first quarter and expect to open three additional new sales centers in the second quarter. Furthermore, we opened two new sales centers after the season in 2012, all of which we expect will add to our sales growth in 2013.

We believe the adverse product and customer mix as well as competitive market pressures that contributed to our gross margin decline in the first quarter will continue throughout 2013; however, the impact of the unfavorable geographic mix should subside as our seasonal markets ramp up in the second quarter. Based on this factor, combined with improved purchasing and pricing discipline, we anticipate gross profit growth of 5% to 7% for the year and we expect gross margins to improve as the year progresses.

We expect normalized expense growth for the remainder of the year, including modest inflationary increases and some incremental costs to support our sales growth expectations, which should fluctuate quarterly based on seasonality.

For the full year, we project our effective income tax rate will be approximately 39%. We expect the rates for the second and fourth quarters will be slightly above the full year rate, while the third quarter rate should be slightly below the estimated annual rate.

These expectations include no significant changes in the factors considered in establishing our annual earnings guidance, which remains at $2.13 to $2.23 per diluted share. We expect cash provided by operations will exceed net income for fiscal 2013 and anticipate that share repurchases will be similar to 2012.

RESULTS OF OPERATIONS
As of March 31, 2013, we conducted operations through 318 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2013	2012
Net sales	100.0%	100.0%
Cost of sales	71.7	71.1
Gross profit	28.3	28.9
Operating expenses	26.4	27.2
Operating income	1.9	1.7
Interest expense, net	0.4	0.4
Income before income taxes and equity earnings	1.4%	1.3%

Note:    Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2013 and 2012.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012
The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2013	2012	2013	2012	2013	2012
Net sales	$366,178	$358,847	$4,184	$3,107	$370,362	$361,954

Gross profit	103,457	103,617	1,304	946	104,761	104,563
Gross margin	28.3%	28.9%	31.2%	30.4%	28.3%	28.9%

Operating expenses	95,083	96,681	2,746	1,861	97,829	98,542
Expenses as a % of net sales	26.0%	26.9%	65.6%	59.9%	26.4%	27.2%

Operating income (loss)	8,374	6,936	(1,442)	(915)	6,932	6,021
Operating margin	2.3%	1.9%	(34.5)%	(29.4)%	1.9%	1.7%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Swimming Pool Supply Center, Inc.	March 2013	1	March 2013
CCR Distribution	March 2012	1	January - March 2013 and March 2012
Ideal Distributors Ltd.	February 2012	4	January - March 2013 and February - March 2012
G.L. Cornell Company	December 2011	1	January - February 2013 and January - February 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January - February 2013 and January - February 2012

(1)	We acquired certain distribution assets of each of these companies.
We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also excluded consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. There were four sales centers opened in new markets that were excluded from base business as of March 31, 2013.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first three months of 2013:

December 31, 2012	312
Acquired	1
New locations	5
March 31, 2013	318

Net Sales

	Three Months Ended
	March 31,
(in millions)	2013	2012	Change
Net sales	$370.4	$362.0	$8.4	2%

Net sales for the first quarter of 2013 increased 2% despite one less selling day and tough weather comparisons versus the same period of the prior year. Sales in the first quarter of last year benefited from favorable weather conditions, especially across the Eastern half of North America, and record warm temperatures in the Northeast and Midwest spurred an earlier than normal start to remodeling projects and new pool construction in the 2012 season. Our base business sales growth of 2% included a 1% increase on the swimming pool side of the business and a 14% increase on the irrigation side of the business.

In local currencies, net sales in Europe declined nearly 17% in the first quarter of 2013, primarily driven by a 14% decline in France. The combination of lingering winter weather, four fewer selling days (based on the shift of the 2013 Easter holiday into March), and the challenging European economy unfavorably impacted France's first quarter results.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
an abnormal shift in sales in the first quarter of the prior year, which contributed to sales growth of 16% in the first quarter of 2012 over the first quarter of 2011; the impact of this shift is further evidenced by growth of approximately 10% in our four largest year-round markets, while our more seasonal markets experienced declines of close to 10%;

•
market share gains attributed to continued improvements in customer service levels, sales growth rates for certain product offerings such as building materials (see discussion below) and higher base business sales growth for the irrigation side of the business due in part to the gradual recovery of the housing market in some of our key states;

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling activity;

•	inflationary product cost increases (estimated at approximately 1% to 2%); and

•	higher sales of non-discretionary products due to the increased installed base of pools, which we estimate grew 1% over the past year.

Sales of building materials and tile grew by 14% compared to the first quarter of 2012, although collectively these products only accounted for approximately 11% of our total sales. Chemical sales declined by 8%, reflecting lower volume due to delayed pool openings compared to 2012, while chemical pricing remained relatively flat.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2013	2012	Change
Gross profit	$104.8	$104.6	$0.2	—%
Gross margin	28.3%	28.9%

Gross margin declined approximately 60 basis points in the first quarter of 2013. This decrease is primarily due to unfavorable product mix as well as competitive pricing pressures. As a result of the slower start to the 2013 season, geographic regions with generally higher margins contributed a proportionally smaller share of our total sales.

The following items collectively impacted gross margin in the first quarter of 2013:

•	shift in sales in the first quarter of the prior year, resulting in unfavorable geographic and product mix comparisons in the first quarter of 2013;

•	competitive pricing pressures in our four largest markets; and

•
changes in our product and customer mix, as double-digit sales growth for higher value, lower margin products such as variable speed pumps, motorized pool lifts, pool heaters and LED lighting positively contributed to sales and gross profit dollars but negatively impacted our margins.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2013	2012	Change
Operating expenses	$97.8	$98.5	$(0.7)	(1)%
Operating expenses as a % of net sales	26.4%	27.2%

Operating expenses, as well as base business operating expenses, were consistent with the first quarter of 2012. Modest expense increases to support sales growth were offset by $1.2 million in lower employee incentive costs.

Interest Expense, net

Interest expense, net increased $0.1 million or 9% compared to the first quarter of 2012. Average outstanding debt was $245.5 million in the first quarter of 2013 versus $265.8 million in the first quarter of 2012. The weighted average effective interest rate increased to 2.6%, from 2.5% for the same period last year, which offset the benefit of lower debt levels. Additionally, in the first quarter of the prior year, we recognized a $0.3 million benefit due to the reversal of estimated interest expense related to previously uncertain tax positions.

Income Taxes

Our effective income tax rate was 35.7% for the three months ended March 31, 2013 compared to 22.8% for the three months ended March 31, 2012.  Our provision for income taxes for the first three months of 2013 included a benefit of $0.2 million related to the temporary lapse in 2012 of the controlled foreign corporation income exclusion. Comparatively, our provision for income taxes for the same period in 2012 included a benefit of approximately $0.7 million related to the expiration of statutes of limitations for income tax returns filed in the first quarter of 2009.

Net Income and Earnings Per Share

Net income decreased 6% to $3.4 million compared to the first quarter of 2012, while earnings per share decreased $0.01 from the same period of last year to $0.07 per diluted share.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape maintenance and installation. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2012, we generated approximately 66% of our net sales and over 100% of our operating income in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for the first quarter of 2013, the four quarters of 2012 and the second, third and fourth quarters of 2011.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)		QUARTER
(in thousands)	2013	2012				2011
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$370,362	$306,818	$528,027	$757,175	$361,954	$270,422	$503,584	$706,423
Gross profit	104,761	88,938	151,501	222,405	104,563	80,835	147,906	211,439
Operating income (loss)	6,932	(10,297)	41,011	108,134	6,021	(14,343)	40,913	97,921
Net income (loss)	3,440	(7,997)	21,375	64,943	3,651	(10,115)	24,169	58,577

Balance Sheet Data
Receivables, net	$188,294	$113,859	$174,385	$269,060	$200,640	$109,273	$160,647	$266,032
Product inventories, net	494,321	400,308	349,325	402,266	462,810	386,924	337,698	389,763
Accounts payable	338,026	199,787	163,543	267,990	319,462	177,437	120,221	247,904
Total debt	278,542	230,882	214,328	309,813	299,011	247,300	268,700	306,049

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
(primarily in the northern half of the U.S. and Canada)

More normalized weather in the first quarter of 2013 sharply contrasted with the mild winter experienced in the same period last year. In the first quarter of 2012, above average temperatures surfaced throughout the Eastern half of North America, with record warm temperatures in the Northeast and the Midwest. More normal temperatures in 2013 resulted in delayed pool openings in comparison to last year, which directly affected first quarter sales in most seasonal markets as evidenced by the sales growth variations between our year-round and seasonal markets. Our largest year-round swimming pool markets delivered growth of approximately 10% in the first quarter of 2013, whereas our more seasonal markets experienced close to 10% declines.

In the first quarter of the prior year, temperatures were also much higher than normal across the Southeast and Southwest, resulting in incremental sales of certain maintenance products as many swimming pool owners opened their pools earlier than normal and swimming pool use increased in year-round markets. Weather did not have a significant impact on our first quarter sales along the West Coast, where temperatures were close to historical averages and similar to the same period last year.

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

Capital expenditures, which historically have averaged 0.5% to 1.0% of net sales, were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  In 2011, capital expenditures increased to 1.1% of net sales because we began purchasing rather than leasing new vehicles and forklifts. In 2012, capital expenditures were 0.8% of net sales. Going forward, we project annual capital expenditures will be relatively consistent with our historical average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Operating activities	$(39,986)	$(34,027)
Investing activities	(5,198)	(10,569)
Financing activities	44,533	47,985

Cash used in operating activities increased slightly compared to the first three months of 2012 primarily due to timing differences in the inventory purchase cycle. We made greater early buy inventory purchases in the fourth quarter of 2012 and first quarter of 2013 versus the similar periods of the prior years. The later start to the pool season also impacted the timing of our sales and cash receipts cycle in the current year. We expect the impacts attributed to these timing differences will reverse throughout the second and third quarters.

Cash used in investing activities declined between periods due to lower acquisition payments and decreases in purchases of property and equipment.  Cash provided by financing activities was lower during the first three months of 2013 due primarily to the change in net proceeds and payments on our debt arrangements. We had $47.7 million of net borrowings on our debt arrangements for the first three months of 2013 compared to $51.7 million of net borrowings for the first three months of 2012.

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

At March 31, 2013, there was $278.5 million outstanding and $148.4 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of March 31, 2013 was approximately 2.2%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2013, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2013, our average total leverage ratio equaled 1.45 (compared to 1.49 as of December 31, 2012) and the TTM average total debt amount used in this calculation was $253.4 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2013, our fixed charge ratio equaled 3.93 (compared to 3.90 as of December 31, 2012) and TTM Rental Expense was $50.5 million.

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

As of March 31, 2013, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2012 Annual Report on Form 10-K.

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

As of April 22, 2013, $88.4 million of the current Board authorized amounts under our share repurchase programs remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our Annual Report on Form 10-K for the year ended December 31, 2012.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2012 that affect fiscal 2013.
Foreign Exchange Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2013, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, a number of purported anti-trust class action suits have been filed against us in various United States District Courts.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  On April 11, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the direct purchasers' antitrust claim.

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1 - January 31, 2013	41,828	$41.47	41,787	$89,460,211
February 1 - February 28, 2013	10,259	$45.53	10,259	$88,993,159
March 1 - March 31, 2013	35,580	$45.76	13,078	$88,399,305
Total	87,667	$43.68	65,124

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 22,543 shares surrendered for this purpose in the first quarter of 2013.

(2)
In August 2012, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 22, 2013, $88.4 million of the authorized amounts remained available under our current share repurchase programs.
Item 6.  Exhibits
Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 21.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2013.

POOL CORPORATION

By:	/s/ MARK W. JOSLIN
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2013 and March 31, 2012;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2013 and March 31, 2012;

3.	Consolidated Balance Sheets at March 31, 2013, December 31, 2012 and March 31, 2012;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2013 and March 31, 2012; and

5.	Notes to Consolidated Financial Statements.