Form 10-Q
period 2013-06-30
POOL CORP
filed 2013-07-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013
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

As of July 26, 2013, there were 46,621,930 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	$790,392	$757,175	$1,160,754	$1,119,129
Cost of sales	562,226	534,770	827,827	792,161
Gross profit	228,166	222,405	332,927	326,968
Selling and administrative expenses	116,173	114,271	214,002	212,813
Operating income	111,993	108,134	118,925	114,155
Interest expense, net	2,081	2,200	3,695	3,677
Income before income taxes and equity earnings	109,912	105,934	115,230	110,478
Provision for income taxes	43,416	41,018	45,312	42,055
Equity earnings in unconsolidated investments	37	27	55	171
Net income	$66,533	$64,943	$69,973	$68,594

Earnings per share:
Basic	$1.43	$1.38	$1.50	$1.45
Diluted	$1.39	$1.34	$1.47	$1.42
Weighted average shares outstanding:
Basic	46,659	47,142	46,523	47,330
Diluted	47,882	48,288	47,758	48,430

Cash dividends declared per common share	$0.19	$0.16	$0.35	$0.30

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$66,533	$64,943	$69,973	$68,594
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,159)	(177)	(232)	(331)
Change in unrealized gains and losses on interest rate swaps, net of tax of $(636), $818, $(769) and $853	994	(1,279)	1,204	(1,335)
Total other comprehensive income (loss)	(165)	(1,456)	972	(1,666)
Comprehensive income	$66,368	$63,487	$70,945	$66,928

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2013	2012	2012 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,936	$50,311	$12,463
Receivables, net	281,064	269,060	113,859
Product inventories, net	424,679	402,266	400,308
Prepaid expenses and other current assets	10,219	8,437	11,280
Deferred income taxes	5,103	7,098	5,186
Total current assets	748,001	737,172	543,096

Property and equipment, net	51,110	45,409	46,566
Goodwill	169,983	177,103	169,983
Other intangible assets, net	10,592	11,497	11,053
Equity interest investments	1,190	1,089	1,160
Other assets, net	9,133	7,857	8,718
Total assets	$990,009	$980,127	$780,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$239,976	$267,990	$199,787
Accrued expenses and other current liabilities	79,844	83,609	48,186
Current portion of long-term debt and other long-term liabilities	20	22	23
Total current liabilities	319,840	351,621	247,996

Deferred income taxes	15,263	9,257	13,453
Long-term debt	300,426	309,813	230,882
Other long-term liabilities	7,871	7,058	6,622
Total liabilities	643,400	677,749	498,953

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,667,820, 46,653,782 and 46,303,728 shares issued and outstanding at June 30, 2013, June 30, 2012 and December 31, 2012, respectively	47	47	46
Additional paid-in capital	297,120	256,973	276,334
Retained earnings	48,605	44,804	5,377
Accumulated other comprehensive income (loss)	837	554	(134)
Total stockholders’ equity	346,609	302,378	281,623
Total liabilities and stockholders’ equity	$990,009	$980,127	$780,576

(1)  Derived from audited financial statements.

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2013	2012
Operating activities
Net income	$69,973	$68,594
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	6,338	5,559
Amortization	622	638
Share-based compensation	4,111	4,306
Excess tax benefits from share-based compensation	(3,187)	(1,609)
Equity earnings in unconsolidated investments	(55)	(171)
Other	(1,633)	1,248
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(165,713)	(157,829)
Product inventories	(24,134)	(13,289)
Prepaid expenses and other assets	459	2,612
Accounts payable	39,458	88,946
Accrued expenses and other current liabilities	40,783	34,516
Net cash (used in) provided by operating activities	(32,978)	33,521

Investing activities
Acquisition of businesses, net of cash acquired	(1,188)	(4,429)
Purchase of property and equipment, net of sale proceeds	(10,500)	(9,520)
Other investments, net	29	(166)
Net cash used in investing activities	(11,659)	(14,115)

Financing activities
Proceeds from revolving line of credit	399,472	345,631
Payments on revolving line of credit	(329,928)	(183,118)
Payments on long-term debt and other long-term liabilities	(10)	(100,012)
Excess tax benefits from share-based compensation	3,187	1,609
Proceeds from stock issued under share-based compensation plans	13,489	7,879
Payments of cash dividends	(16,308)	(14,223)
Purchases of treasury stock	(10,437)	(43,866)
Net cash provided by financing activities	59,465	13,900
Effect of exchange rate changes on cash and cash equivalents	(355)	(482)
Change in cash and cash equivalents	14,473	32,824
Cash and cash equivalents at beginning of period	12,463	17,487
Cash and cash equivalents at end of period	$26,936	$50,311

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

A description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2013 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2013.

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

Reclassifications

For comparative purposes, we reclassified certain amounts in our 2012 financial statements to conform to the 2013 presentation. These changes included the reclassification of both our deferred tax balances and deferred tax valuation allowances between current and non‑current line items to reflect net presentation on the Consolidated Balance Sheets as of June 30, 2012. We also changed the presentation of deferred service charge income between Accrued expenses and other current liabilities and Receivables, net on the Consolidated Balance Sheets as of June 30, 2012.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing net income by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of other share-based awards.  Stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because their effect is anti-dilutive.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net income	$66,533	$64,943	$69,973	$68,594

Weighted average shares outstanding:
Basic	46,659	47,142	46,523	47,330
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,223	1,146	1,235	1,100
Diluted	47,882	48,288	47,758	48,430

Earnings per share:
Basic	$1.43	$1.38	$1.50	$1.45
Diluted	$1.39	$1.34	$1.47	$1.42

Anti-dilutive stock options excluded from diluted earnings per share computations	—	991	1	1,174

Note 3 – Acquisitions

In May 2013, we acquired certain distribution assets of B. Shapiro Supply, LLC, a swimming pool and hardscape products distributor with one sales center location in Warminster, Pennsylvania. In March 2013, we acquired certain distribution assets of Swimming Pool Supply Center, Inc., a local swimming pool products distributor with one sales center location in Los Angeles, California. This sales center will operate as a satellite location to more efficiently serve our west Los Angeles customers.

We completed our preliminary acquisition accounting for these acquisitions, subject to adjustments in accordance with the terms of the purchase agreements during the respective one year measurement periods.  These acquisitions did not have a material impact on our financial position or results of operations.

In February 2012, we acquired the distribution assets of Ideal Distributors Ltd., a regional swimming pool products distributor with four sales center locations in British Columbia, Canada.  In March 2012, we acquired the distribution assets of CCR Distribution, a swimming pool products distributor with one sales center in Ontario, Canada. We completed the acquisition accounting for each of our 2012 acquisitions.  These acquisitions did not have a material impact on our financial position or results of operations.

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

A portion of the change in the estimated fair value of our interest rate swap contracts represents future interest expense. Recognition of the change in fair value attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first and second quarters of 2013.

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Fair Value at
	June 30,
Level 2	2013	2012
Unrealized Losses on Interest Rate Swaps	$(1,431)	$(2,608)

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

OVERVIEW

Financial Results

Our second quarter results were bolstered by strong performances in our largest, year-round markets and growth in pool refurbishment and replacement activities. Sales in most seasonal markets lagged given the late start to this year's season. In contrast, the early start to last year's season amplified the impact of the delayed start in our seasonal markets and the consequential business lost from later pool openings.

Net sales for the quarter ended June 30, 2013 increased 4% compared to the second quarter of 2012, with base business sales also up 4% for the period. The impact of weather on our second quarter results is evidenced by sales growth of approximately 9% on average in our largest, year-round markets while sales in our more seasonal markets remained flat overall. Irrigation sales were up 10% due to increased construction and renovation activity, spurred by modest improvements in the housing market.

Gross profit for the second quarter of 2013 increased 3% versus the same period of 2012. Gross profit as a percentage of net sales (gross margin) declined 50 basis points to 28.9% in the second quarter of 2013. This decrease is attributable to changes in product mix, customer mix and geographic mix. We experienced double-digit sales growth during the quarter for certain discretionary, lower margin product lines such as heaters and lighting products. Alternately, our sales of some higher margin, non-discretionary product lines declined during the quarter, as did sales growth in certain historically higher margin geographic regions as a result of the late start to the 2013 season.

Selling and administrative expenses (operating expenses) increased 2% in the second quarter of 2013 compared to the same period in 2012. Base business operating expenses increased only 1% compared to the second quarter of 2012.

Operating income for the quarter increased 4% compared to 2012. Operating income as a percentage of net sales (operating margin) was 14.2% for the second quarter of 2013 compared to 14.3% in the same period in 2012.

Net income increased 2% to $66.5 million in the second quarter of 2013. Earnings per share was up $0.05 to $1.39 per diluted share for the three months ended June 30, 2013.

Financial Position and Liquidity

Total net receivables increased relatively in line with the 4% sales growth versus the second quarter of 2012. Our allowance for doubtful accounts balance was $4.4 million at June 30, 2013, a decrease of $1.1 million and $0.6 million compared to December 31, 2012 and June 30, 2012, respectively. This decrease primarily reflects write-offs of certain fully reserved balances as well as sustained improvements in our aging categories.  Days sales outstanding (DSO) improved between periods to 28.5 days at June 30, 2013 compared to 29.3 days at June 30, 2012.

Inventory levels were up 6% to $424.7 million at June 30, 2013, consistent with our current sales growth trends.  The inventory reserve was $8.5 million at June 30, 2013 compared to $9.6 million at June 30, 2012. Our inventory turns, as calculated on a trailing twelve month basis, increased to 3.4 times at June 30, 2013 compared to 3.3 times at June 30, 2012.

Total debt outstanding was $300.4 million at June 30, 2013, down $9.4 million compared to June 30, 2012.

Current Trends and Outlook

For a detailed discussion of trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2012 Annual Report on Form 10-K.

During the first half of 2013, our seasonal markets in North America and Europe experienced cooler and wetter than normal conditions, resulting in later pool openings and reduced consumer purchases in these markets. These conditions prompted us to revisit our overall annual sales growth projections during the second quarter and revise our annual earnings guidance to $2.03 to $2.13 per diluted share. We expect the impact on our second quarter results will be disproportionately greater than the impact on our third and fourth quarter results.

Our updated range reflects projected sales growth of approximately 6% during the second half of the year to arrive at projected sales growth of approximately 5% for the full year. We opened seven new sales centers in the first half of 2013 and expect to open two additional new sales centers before the close of the season.

Overall, we anticipate gross profit growth of 3% to 5% for the year. We believe the adverse product and customer mix as well as competitive market pressures that contributed to our gross margin decline in the first and second quarters will continue as lower margin discretionary products should grow at faster rates than higher margin non-discretionary products. However, we expect this adverse mix will moderate in the second half of the year.

We expect normal expense growth, including modest inflationary increases, to be offset by lower employee incentive expenses.

For the full year, we project our effective income tax rate will be approximately 39%. Our second quarter rate is higher than our projected annual rate, as anticipated. We expect the rate for the fourth quarter will be slightly above the full year rate, while the third quarter rate should be slightly below the estimated annual rate.

We expect cash provided by operations will meet or exceed net income for fiscal 2013 and anticipate that share repurchase activity will increase during the third and fourth quarters.

RESULTS OF OPERATIONS
As of June 30, 2013, we conducted operations through 321 sales centers in North America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1	70.6	71.3	70.8
Gross profit	28.9	29.4	28.7	29.2
Operating expenses	14.7	15.1	18.4	19.0
Operating income	14.2	14.3	10.2	10.2
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes and equity earnings	13.9%	14.0%	9.9%	9.9%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2013 and 2012 in our consolidated results since the respective dates of these acquisitions.

Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Net sales	$785,357	$755,284	$5,035	$1,891	$790,392	$757,175

Gross profit	226,810	221,798	1,356	607	228,166	222,405
Gross margin	28.9%	29.4%	26.9%	32.1%	28.9%	29.4%

Operating expenses	115,002	113,707	1,171	564	116,173	114,271
Expenses as a % of net sales	14.6%	15.1%	23.3%	29.8%	14.7%	15.1%

Operating income	111,808	108,091	185	43	111,993	108,134
Operating margin	14.2%	14.3%	3.7%	2.3%	14.2%	14.3%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
B. Shapiro Supply, LLC	May 2013	1	May - June 2013
Swimming Pool Supply Center, Inc.	March 2013	1	April - June 2013
CCR Distribution	March 2012	1	April - May 2013 and April - May 2012
Ideal Distributors Ltd.	February 2012	4	April 2013 and April 2012

(1)	We acquired certain distribution assets of each of these companies.

We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. There were three sales centers opened in new markets that were excluded from base business as of June 30, 2013.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first six months of 2013:

December 31, 2012	312
Acquired	2
New locations	7
June 30, 2013	321

Net Sales

	Three Months Ended
	June 30,
(in millions)	2013	2012	Change
Net sales	$790.4	$757.2	$33.2	4%

Net sales for the second quarter of 2013 increased 4% driven almost entirely by base business sales growth. Despite the late start to the 2013 season, our base business sales growth included a 4% increase on the swimming pool side of the business and a 10% increase on the irrigation side of the business.

In local currencies, net sales in Europe declined approximately 4% in the second quarter of 2013, including a 5% decline in France. Our European markets, particularly France, were negatively impacted by abnormally cold temperatures and excessive rainfall in addition to the difficult economic environment.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
an earlier start to the season in the prior year, which impacted sales growth comparisons through May, combined with a late start to the 2013 season; the impact of the delayed started is further evidenced by growth of approximately 9% in our four largest year-round markets, while our more seasonal markets remained relatively flat;

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, evidenced by sales growth rates for product offerings such as building materials (see discussion below), heaters, pumps and lighting;

•
market share gains attributed to continued improvements in customer service levels and higher base business sales growth for the irrigation side of the business due to increased construction and renovation activity, spurred by modest improvements in the housing market; and

•	inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials and tile grew by 16% compared to the second quarter of 2012, although collectively these products only accounted for approximately 10% of our total sales. Chemical sales declined by 2%, reflecting lower volume due to delayed pool openings compared to 2012, while chemical pricing remained relatively flat.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2013	2012	Change
Gross profit	$228.2	$222.4	$5.8	3%
Gross margin	28.9%	29.4%

Gross margin for the second quarter of 2013 declined approximately 50 basis points compared to the second quarter of 2012. This decrease is primarily due to unfavorable product mix, customer mix and geographic mix.

The following items collectively impacted gross margin in the second quarter of 2013:

•
changes in our product mix, as double-digit sales growth for higher value, lower margin products such as heaters, variable speed pumps and LED lighting positively contributed to sales and gross profit dollars but negatively impacted our margins;

•	acceleration of sales through May of the prior year, resulting in unfavorable geographic and product mix comparisons in the second quarter of 2013;

•	growth in sales to larger, lower margin customers, primarily those focused on remodeling and construction activities;

•	increased presence of Internet retailers who set low industry reference prices for certain products; and

•	higher credit card fees as a percentage of net sales.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2013	2012	Change
Operating expenses	$116.2	$114.3	$1.9	2%
Operating expenses as a % of net sales	14.7%	15.1%

Operating expenses, as well as base business operating expenses, were consistent with the second quarter of 2012. Modest expense increases to support sales growth were offset by $2.3 million in lower employee incentive costs.

Interest Expense, Net

Interest expense, net remained consistent with the second quarter of 2012. Average outstanding debt was $283.9 million in the second quarter of 2013 versus $291.1 million in the second quarter of 2012. The weighted average effective interest rate decreased slightly to 2.4% from 2.5% for the same period last year.

Income Taxes

Our effective income tax rate was 39.5% for the three months ended June 30, 2013 compared to 38.7% for the three months ended June 30, 2012. This increase reflects a greater proportion of income generated in the United States in the second quarter of 2013 relative to foreign locations.

Net Income and Earnings Per Share

Net income for the second quarter of 2013 increased 2% to $66.5 million compared to the second quarter of 2012. Earnings per share increased $0.05 to $1.39 per diluted share for the period.

Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2013	2012	2013	2012	2013	2012
Net sales	$1,151,800	$1,114,239	$8,954	$4,890	$1,160,754	$1,119,129

Gross profit	330,451	325,509	2,476	1,459	332,927	326,968
Gross margin	28.7%	29.2%	27.7%	29.8%	28.7%	29.2%

Operating expenses	210,888	210,927	3,114	1,886	214,002	212,813
Expenses as a % of net sales	18.3%	18.9%	34.8%	38.6%	18.4%	19.0%

Operating income (loss)	119,563	114,582	(638)	(427)	118,925	114,155
Operating margin	10.4%	10.3%	(7.1)%	(8.7)%	10.2%	10.2%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
B. Shapiro Supply, LLC	May 2013	1	May - June 2013
Swimming Pool Supply Center, Inc.	March 2013	1	March - June 2013
CCR Distribution	March 2012	1	January - May 2013 and March - May 2012
Ideal Distributors Ltd.	February 2012	4	January - April 2013 and February - April 2012
G.L. Cornell Company	December 2011	1	January - February 2013 and January - February 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January - February 2013 and January - February 2012

(1)	We acquired certain distribution assets of each of these companies.
For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2012, please refer to page 11 under the heading “Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012”.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2013	2012	Change
Net sales	$1,160.8	$1,119.1	$41.7	4%

Net sales for the first half of 2013 increased 4% despite one less selling day and continued tough weather comparisons versus the same period of the prior year. Sales through May of last year benefited from favorable weather conditions, especially across the Eastern half of North America, and record warm temperatures in the Northeast and Midwest spurred an earlier than normal start to remodeling projects and new pool construction in the 2012 season. Base business sales growth of 3% in the first half of 2013 included a 3% increase on the swimming pool side of the business and an 11% increase on the irrigation side of the business.

The overall base business sales increase also reflects the impact of the following (listed in order of estimated magnitude):

•
market share gains attributed to continued improvements in customer service levels, sales growth rates for certain product offerings such as building materials (see discussion below), heaters, pumps and lighting and higher base business sales growth for the irrigation side of the business due in part to the gradual recovery of the housing market in some of our key states;

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling activity; and

•	inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials and tile grew by 15% compared to the first half of 2012, although collectively these products only accounted for approximately 10% of our total sales. Chemical sales declined by 4%, reflecting lower volume due to delayed pool openings compared to 2012, while chemical pricing remained relatively flat.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2013	2012	Change
Gross profit	$332.9	$327.0	$5.9	2%
Gross margin	28.7%	29.2%

Gross margin for the first half of 2013 declined approximately 50 basis points compared to the first half of last year. This decrease is primarily due to unfavorable product mix and customer mix as well as competitive pricing pressures. Double-digit sales growth of higher value, lower margin products such as variable speed pumps, motorized pool lifts, heaters and LED lighting positively contributed to sales and gross profit dollars but negatively impacted our margins. As a result of the slower start to the 2013 season, geographic regions with generally higher margins contributed a proportionally smaller share of our total sales.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2013	2012	Change
Operating expenses	$214.0	$212.8	$1.2	1%
Operating expenses as a % of net sales	18.4%	19.0%

Operating expenses, as well as base business operating expenses, were consistent with the first six months of 2012. Seasonal expense increases to support sales growth and higher professional fees were offset by $3.5 million in lower employee incentive costs.

Interest Expense, Net

Interest expense, net was consistent with the first six months of 2012. Average outstanding debt was $264.5 million for the first six months of 2013 versus $278.3 million in the same period of 2012. The weighted average effective interest rate was 2.5% for the six months ended June 30, 2013 and June 30, 2012.

Income Taxes

Our effective income tax rate was 39.3% for the six months ended June 30, 2013 compared to 38.1% for the six months ended June 30, 2012.  Our provision for income taxes for the first three months of 2013 included a benefit of $0.2 million related to the temporary lapse in 2012 of the controlled foreign corporation income exclusion. Comparatively, our provision for income taxes for the same period in 2012 included a benefit of approximately $0.7 million related to the expiration of statutes of limitations for income tax returns filed in the first quarter of 2009. Additionally, the current year to date effective tax rate reflects a greater proportion of income generated in the United States relative to foreign locations in 2013.

Net Income and Earnings Per Share

Net income increased 2% to $70.0 million compared to the six months ended June 30, 2012, while earnings per share increased $0.05 from the same period of last year to $1.47 per diluted share.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2013, the four quarters of 2012 and the third and fourth quarters of 2011.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2013		2012				2011
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$790,392	$370,362	$306,818	$528,027	$757,175	$361,954	$270,422	$503,584
Gross profit	228,166	104,761	88,938	151,501	222,405	104,563	80,835	147,906
Operating income (loss)	111,993	6,932	(10,297)	41,011	108,134	6,021	(14,343)	40,913
Net income (loss)	66,533	3,440	(7,997)	21,375	64,943	3,651	(10,115)	24,169

Balance Sheet Data
Receivables, net	$281,064	$188,294	$113,859	$174,385	$269,060	$200,640	$109,273	$160,647
Product inventories, net	424,679	494,321	400,308	349,325	402,266	462,810	386,924	337,698
Accounts payable	239,976	338,026	199,787	163,543	267,990	319,462	177,437	120,221
Total debt	300,426	278,542	230,882	214,328	309,813	299,011	247,300	268,700

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

In the first quarter 2012, temperatures were also much higher than normal across the Southeast and Southwest, resulting in incremental sales of certain maintenance products as many swimming pool owners opened their pools earlier than normal and swimming pool use increased in year-round markets. Weather did not have a significant impact on our first quarter 2013 sales along the West Coast, where temperatures were close to historical averages and similar to the same period last year.

Unfavorable weather trends lingered beyond May with unusually cool and wet conditions in the second quarter of 2013. We observed above normal precipitation across nearly the entire United States with the exception of California, Texas, the Southwest and the Rockies. Below normal temperatures in the central and southeast United States differed strongly from the above normal temperatures experienced in the second quarter of 2012. These conditions resulted in even further delayed pool openings in comparison to last year, which directly affected our second quarter sales in most seasonal markets.

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

Capital expenditures, which historically have averaged 0.5% to 1.0% of net sales, were below and at the bottom of this range between 2008 and 2010 due to lower capacity expansion.  In 2011, capital expenditures increased to 1.1% of net sales because we began purchasing rather than leasing new vehicles and forklifts. In 2012, capital expenditures were 0.8% of net sales. In 2013 and going forward, we project annual capital expenditures will be relatively consistent with our historical average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2013	2012
Operating activities	$(32,978)	$33,521
Investing activities	(11,659)	(14,115)
Financing activities	59,465	13,900

The $66.5 million decline in cash from operating activities for the first six months of 2013 reflects the impact of the change in our accounts payable balance compared to the first six months of 2012, attributable to timing differences in the inventory purchase and vendor payment cycle. We expect the impact attributed to this timing difference will reverse throughout the remainder of the year.

Cash used in investing activities declined between periods due to lower acquisition payments.  Cash provided by financing activities was higher during the first six months of 2013 due primarily to the decrease in share repurchases during the first half of 2013. We had $69.5 million of net borrowings on our debt arrangements for the first six months of 2013, which were slightly higher than net borrowings of $62.5 million for the first six months of 2012.

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

At June 30, 2013, there was $300.4 million outstanding and $126.3 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of June 30, 2013 was approximately 2.0%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2013, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2013, our average total leverage ratio equaled 1.41 (compared to 1.45 as of March 31, 2013) and the TTM average total debt amount used in this calculation was $252.0 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2013, our fixed charge ratio equaled 4.06 (compared to 3.93 as of March 31, 2013) and TTM Rental Expense was $49.8 million.

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

As of June 30, 2013, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2012 Annual Report on Form 10-K.

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

As of July 26, 2013, $75.4 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

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
Currency Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2012 that affect fiscal 2013.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2013, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, a number of purported anti-trust class action suits have been filed against us in various United States District Courts.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  On April 11, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the direct purchasers' antitrust claim. On May 24, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the indirect purchasers' antitrust claims.

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1 - April 30, 2013	1,100	$47.03	1,100	$88,347,577
May 1 - May 31, 2013	—	$—	—	$88,347,577
June 1 - June 30, 2013	129,436	$50.65	129,436	$81,792,181
Total	130,536	$50.62	130,536

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the second quarter of 2013.

(2)
In August 2012, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 26, 2013, $75.4 million of the authorized amount remained available under our current share repurchase program.
Item 6.  Exhibits
Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 23.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2013.

POOL CORPORATION

By:	/s/ MARK W. JOSLIN
Mark W. Joslin Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		Second Amendment to the Credit Agreement, entered into as of April 1, 2013.	X
10.2		Third Amendment to the Credit Agreement, entered into as of June 14, 2013.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2013 and June 30, 2012;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2013 and June 30, 2012;

3.	Consolidated Balance Sheets at June 30, 2013, December 31, 2012 and June 30, 2012;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2013 and June 30, 2012; and

5.	Notes to Consolidated Financial Statements.