Form 10-Q
period 2013-09-30
POOL CORP
filed 2013-10-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013
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

As of October 25, 2013, there were 45,937,276 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2013

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	$578,157	$528,027	$1,738,911	$1,647,156
Cost of sales	415,600	376,526	1,243,427	1,168,687
Gross profit	162,557	151,501	495,484	478,469
Selling and administrative expenses	109,182	103,544	323,184	316,357
Goodwill impairment	—	6,946	—	6,946
Operating income	53,375	41,011	172,300	155,166
Interest expense, net	1,544	1,687	5,239	5,364
Income before income taxes and equity (loss) earnings	51,831	39,324	167,061	149,802
Provision for income taxes	19,496	17,965	64,808	60,020
Equity (loss) earnings in unconsolidated investments	(3)	16	52	187
Net income	$32,332	$21,375	$102,305	$89,969

Earnings per share:
Basic	$0.70	$0.46	$2.20	$1.91
Diluted	$0.68	$0.45	$2.14	$1.87
Weighted average shares outstanding:
Basic	46,380	46,574	46,475	47,076
Diluted	47,598	47,787	47,720	48,205

Cash dividends declared per common share	$0.19	$0.16	$0.54	$0.46

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$32,332	$21,375	$102,305	$89,969
Other comprehensive (loss) income:
Foreign currency translation adjustments	(128)	(135)	(361)	(466)
Change in unrealized gains and losses on interest rate swaps, net of tax of $187, $407, $(582) and $1,260	(291)	(635)	913	(1,970)
Total other comprehensive (loss) income	(419)	(770)	552	(2,436)
Comprehensive income	$31,913	$20,605	$102,857	$87,533

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2013	2012	2012 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$24,222	$28,818	$12,463
Receivables, net	180,898	174,385	113,859
Product inventories, net	365,596	349,325	400,308
Prepaid expenses and other current assets	9,474	8,078	11,280
Deferred income taxes	3,742	6,946	5,186
Total current assets	583,932	567,552	543,096

Property and equipment, net	51,537	46,643	46,566
Goodwill	169,983	169,983	169,983
Other intangible assets, net	10,390	11,270	11,053
Equity interest investments	1,112	1,066	1,160
Other assets, net	9,920	8,207	8,718
Total assets	$826,874	$804,721	$780,576

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$142,777	$163,543	$199,787
Accrued expenses and other current liabilities	64,737	98,755	48,186
Current portion of long-term debt and other long-term liabilities	15	23	23
Total current liabilities	207,529	262,321	247,996

Deferred income taxes	15,463	9,221	13,453
Long-term debt	260,432	214,328	230,882
Other long-term liabilities	7,619	6,381	6,622
Total liabilities	491,043	492,251	498,953

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 46,068,927, 46,596,813 and 46,303,728 shares issued and outstanding at September 30, 2013, September 30, 2012 and December 31, 2012, respectively	46	47	46
Additional paid-in capital	305,831	265,129	276,334
Retained earnings	29,536	47,510	5,377
Accumulated other comprehensive income (loss)	418	(216)	(134)
Total stockholders’ equity	335,831	312,470	281,623
Total liabilities and stockholders’ equity	$826,874	$804,721	$780,576
     (1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2013	2012
Operating activities
Net income	$102,305	$89,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,716	8,481
Amortization	922	962
Share-based compensation	6,090	6,236
Excess tax benefits from share-based compensation	(4,367)	(2,534)
Equity earnings in unconsolidated investments	(52)	(187)
Goodwill impairment	—	6,946
Other	(194)	278
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(65,638)	(63,015)
Product inventories	34,709	39,644
Prepaid expenses and other assets	1,063	2,607
Accounts payable	(57,641)	(15,500)
Accrued expenses and other current liabilities	26,933	50,643
Net cash provided by operating activities	53,846	124,530

Investing activities
Acquisition of businesses, net of cash acquired	(1,244)	(4,580)
Purchase of property and equipment, net of sale proceeds	(14,407)	(13,717)
Other investments, net	76	(249)
Net cash used in investing activities	(15,575)	(18,546)

Financing activities
Proceeds from revolving line of credit	596,642	482,669
Payments on revolving line of credit	(567,092)	(415,641)
Payments on long-term debt and other long-term liabilities	(10)	(100,017)
Payments of deferred financing costs	(754)	—
Excess tax benefits from share-based compensation	4,367	2,534
Proceeds from stock issued under share-based compensation plans	19,040	13,180
Payments of cash dividends	(25,120)	(21,669)
Purchases of treasury stock	(53,027)	(55,088)
Net cash used in financing activities	(25,954)	(94,032)
Effect of exchange rate changes on cash and cash equivalents	(558)	(621)
Change in cash and cash equivalents	11,759	11,331
Cash and cash equivalents at beginning of period	12,463	17,487
Cash and cash equivalents at end of period	$24,222	$28,818

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

A description of our significant accounting policies is included in our 2012 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2013 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2013.

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

Reclassifications

For comparative purposes, we reclassified certain amounts in our 2012 financial statements to conform to the 2013 presentation. These changes included the reclassification of both our deferred tax balances and deferred tax valuation allowances between current and non‑current line items to reflect net presentation on the Consolidated Balance Sheets as of September 30, 2012. We also changed the presentation of deferred service charge income between Accrued expenses and other current liabilities and Receivables, net on the Consolidated Balance Sheets as of September 30, 2012.

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

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net income	$32,332	$21,375	$102,305	$89,969

Weighted average shares outstanding:
Basic	46,380	46,574	46,475	47,076
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,218	1,213	1,245	1,129
Diluted	47,598	47,787	47,720	48,205

Earnings per share:
Basic	$0.70	$0.46	$2.20	$1.91
Diluted	$0.68	$0.45	$2.14	$1.87

Anti-dilutive stock options excluded from diluted earnings per share computations	—	4	—	964

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

A portion of the change in the estimated fair value of our interest rate swap contracts between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first nine months of 2013.

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Fair Value at
	September 30,
Level 2	2013	2012
Unrealized Losses on Interest Rate Swaps	$(1,909)	$(3,650)

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

Note 5 – Debt

On September 20, 2013, we entered into a Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement (the Amendment) among us, as US Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP Pool B.V., as Dutch Borrower, our subsidiary guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders. The Amendment amends certain terms of our existing unsecured syndicated senior credit facility (the Credit Facility) including extending the maturity date to September 20, 2018, increasing the borrowing capacity to $465.0 million from $430.0 million, and providing additional capacity under certain negative covenants, including indebtedness, liens, investments, sale of assets and dividends.

The amendment replaces JPMorgan Chase Bank, N.A. as syndication agent with each of Bank of America N.A. and Union Bank, N.A.. It also replaces JPMorgan Securities LLC as a joint lead arranger and joint bookrunner with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Union Bank, N.A. Regions Bank and Capital One, N.A., each remain as a documentation agent.

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

Revolving borrowings under the Credit Facility bear interest, at our option, at either of the following and in each case plus an applicable margin:

a.
a base rate, which is the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) the London Interbank Offered Rate (LIBOR) Market Index Rate plus 1.000%; or

b.	the LIBOR.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and in each case plus an applicable margin:

a.	a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the annual rate of interest equal to the sum of the Canadian Dealer Offered Rate (CDOR) plus 1.000%; or

b.	the CDOR.

Borrowings by the Dutch Borrower bear interest at LIBOR plus an applicable margin.

The interest rate margins on the borrowings and letters of credit are based on our leverage ratio and will range from 1.150% to 1.625% on CDOR, LIBOR and swingline loans, and from 0.150% to 0.625% on Base Rate and Canadian Base Rate loans.   Borrowings under the swingline loans are based on the LIBOR Market Index Rate plus any applicable margin.  We are also required to pay an annual facility fee ranging from 0.10% to 0.25%, depending on our leverage ratio.

This amendment did not have a material impact on our financial position, results of operations, or compliance with debt covenants as of and for the period ended September 30, 2013.

Note 6 – Subsequent Event

On October 11, 2013, we and certain of our subsidiaries entered into a two year accounts receivable securitization facility with a peak seasonal funding capacity of up to $120.0 million between March 1 and August 31 and up to $80.0 million between September 1 and February 28. Additional seasonal funding capacity of up to $40.0 million may be available, subject to agreement by the Purchasers, between April 1 and June 30.

SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC (collectively, the Originators) entered into a Receivables Sale and Contribution Agreement dated as of October 11, 2013 with Superior Commerce LLC (the Securitization Subsidiary) under which the Originators agreed to sell and, as applicable, contribute, all of their right, title and interest in and to their trade receivables and certain related rights to the Securitization Subsidiary without representation, warranty or recourse as to the collectability of the receivables or the creditworthiness of the obligors. The Receivables Sale and Contribution Agreement contains terms and conditions (including representations, covenants and conditions precedent) customary for transactions of this type.

The Securitization Subsidiary, as Seller, also entered into a Receivables Purchase Agreement dated as of October 11, 2013 with SCP Distributors LLC, as the Servicer, the purchasers from time to time (the Purchasers), The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent, under which the Securitization Subsidiary may sell or otherwise transfer to the Purchasers variable undivided percentage interests in the receivables and related rights acquired from the Originators. The Receivables Purchase Agreement contains terms and conditions (including representations, covenants and conditions precedent) customary for transactions of this type. Additionally, an amortization event will occur if we fail to maintain a maximum average total leverage ratio (average total funded debt/EBITDA) of 3.25 to 1 and a minimum fixed charge coverage ratio (EBITDAR/cash interest expense plus rental expense) of 2.25 to 1.

We guarantee all of the obligations of the Originators and the Servicer under both the Receivables Sale and Contribution Agreement and the Receivables Purchase Agreement in accordance with a Performance Undertaking. The Performance Undertaking does not, however, guarantee collectability of the receivables or any obligations of the Securitization Subsidiary to the Purchasers.

This agreement did not have an impact on our financial position or results of operations for the period ended September 30, 2013. We are currently assessing the impact of this agreement on our financial statement disclosures, but do not expect it to have a material impact on our financial position or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2012 Annual Report on Form 10-K.

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

In our discussion of results of operations below, adjusted operating income, adjusted net income and adjusted diluted EPS for all periods exclude the Goodwill impairment line item on the Consolidated Statements of Income. We have provided these adjusted amounts because we believe they help investors assess our year-over-year operating performance.

Cautionary Statement for Purposes of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties.  Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of future performance, statements of management’s plans and objectives, future contracts, and forecasts of trends and other matters.  Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project,” “should” and other words and expressions of similar meaning.

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

OVERVIEW

Financial Results

As the 2013 season came to a close, we realized solid sales and gross profit growth, leading to record third quarter results. We noted strong demand for discretionary products in both our seasonal and year-round markets, as weather returned to more normal conditions in the third quarter. Although we saw some improving margin trends in the quarter compared to earlier quarters, customer, product and geographic mix changes continued to adversely impact gross margins.

Net sales for the quarter ended September 30, 2013 increased 10% compared to the third quarter of 2012, with base business sales up 9% for the period. As weather normalized in the third quarter, sales growth of 7% in our seasonal markets more closely aligned with sales growth of 11% in our largest, year-round markets. Irrigation product sales were up 12%, reflecting benefits from the recovery in the housing market. Net sales for the third quarter of 2013 also benefited from one additional selling day versus the third quarter of last year.

Gross profit for the third quarter of 2013 increased 7% versus the same period in 2012. Gross profit as a percentage of net sales (gross margin) declined 60 basis points to 28.1% in the third quarter of 2013. The lower gross margin in the quarter continues to reflect a shift in consumer spending to lower margin, discretionary products such as pumps, heaters, lighting products, irrigation systems and landscape equipment, all of which experienced double-digit sales growth rates. This growth outpaced our sales of higher margin, non-discretionary product lines generally associated with basic pool maintenance and minor repair activity. In addition, the higher sales growth rates in our lower margin year-round markets continued to negatively impact gross margins.

Selling and administrative expenses (operating expenses) increased 5% in the third quarter of 2013 compared to the same period in 2012, with base business operating expenses also up 5% for the period. The net sales growth in the third quarter of 2013, as well as the additional selling day, are the main contributors to the increase.

In the third quarter of 2012, we performed an interim goodwill impairment analysis for our United Kingdom reporting unit and recorded a non-cash goodwill impairment charge equal to the total goodwill carrying amount of $6.9 million, which had a $0.14 negative impact on diluted EPS for the three and nine months ended September 30, 2012. Adjusted operating income, adjusted net income and adjusted diluted EPS for all periods exclude goodwill impairment and are provided in this filing because we believe these amounts are useful to investors in assessing year-over-year operating performance.

Operating income for the quarter increased 30% compared to the same period in 2012, and 11% compared to adjusted operating income for the third quarter of 2012. Operating income as a percentage of net sales (operating margin) was 9.2% for the third quarter of 2013 compared to 7.8% for the same period in 2012. Adjusted operating margin for the same period in 2012 was 9.1%.

Net income increased 51% to $32.3 million in the third quarter of 2013 compared to the same period last year. Compared to adjusted net income of $28.3 million for the same period in 2012, net income for the quarter increased 14%. Earnings per share was up $0.23 to $0.68 per diluted share for the three months ended September 30, 2013. Compared to adjusted diluted earnings per share of $0.59 for the same period in 2012, diluted earnings per share was up $0.09.

Financial Position and Liquidity

Total net receivables at September 30, 2013 increased 4% versus September 30, 2012. Our allowance for doubtful accounts balance was $4.5 million at September 30, 2013, a decrease of $1.0 million and $0.3 million compared to December 31, 2012 and September 30, 2012, respectively. This decrease primarily reflects write-offs of certain fully reserved balances as well as sustained improvements in our aging categories.  Days sales outstanding (DSO) improved between periods to 28.3 days at September 30, 2013 compared to 29.0 days at September 30, 2012.

Net inventory levels were up 5% from September 30, 2012 to $365.6 million at September 30, 2013.  The inventory reserve was $8.7 million at September 30, 2013 compared to $9.6 million at September 30, 2012. Our inventory turns, as calculated on a trailing twelve month basis, increased to 3.4 times at September 30, 2013 compared to 3.3 times at September 30, 2012.

Total debt outstanding was $260.4 million at September 30, 2013, up $46.1 million or 22% compared to September 30, 2012.

Current Trends and Outlook

For a detailed discussion of trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2012 Annual Report on Form 10-K.

Based on our results through the third quarter as well as our fourth quarter expectations, we tightened our 2013 earnings guidance to a range of $2.03 to $2.08 per diluted share from our most recent guidance of $2.03 to $2.13 per diluted share.

We expect sales growth to be in the mid to upper single digits during the fourth quarter. We believe our fourth quarter gross margin will continue to track lower than 2012 due to adverse customer, product and geographic mix. Sales growth attributable to lower margin, discretionary products and in our year-round markets should continue to increase at greater rates than sales growth for higher margin, non-discretionary products and in our seasonal markets. For the full year, we anticipate sales growth of 5% to 6% and gross profit growth of 3% to 4%.

Our year to date base business expense growth was under 2%. We expect similar expense growth rates for both the fourth quarter and the full year.

For 2013, we project our effective income tax rate will be approximately 38.5%. Our effective tax rate is dependent upon the results of operations and may change if actual results are different from our current expectations, specifically any significant changes in our geographic mix.

We expect cash provided by operations will be in line with net income for fiscal 2013 and we anticipate that share repurchase activity will continue during the fourth quarter.

RESULTS OF OPERATIONS
As of September 30, 2013, we conducted operations through 323 sales centers in North America, South America and Europe.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.9	71.3	71.5	71.0
Gross profit	28.1	28.7	28.5	29.0
Operating expenses	18.9	19.6	18.6	19.2
Goodwill impairment	—	1.3	—	0.4
Operating income	9.2	7.8	9.9	9.4
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes and equity (loss) earnings	9.0%	7.4%	9.6%	9.1%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity (loss) earnings.

We have included the results of operations from acquisitions in 2013 and 2012 in our consolidated results since the respective dates of these acquisitions.

Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Net sales	$576,057	$527,974	$2,100	$53	$578,157	$528,027

Gross profit	162,021	151,480	536	21	162,557	151,501
Gross margin	28.1%	28.7%	25.5%	39.6%	28.1%	28.7%

Operating expenses	108,625	103,434	557	110	109,182	103,544
Expenses as a % of net sales	18.9%	19.6%	26.5%	207.5%	18.9%	19.6%

Goodwill impairment	—	6,946	—	—	—	6,946

Operating income (loss)	53,396	41,100	(21)	(89)	53,375	41,011
Operating margin	9.3%	7.8%	(1.0)%	(167.9)%	9.2%	7.8%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
B. Shapiro Supply, LLC	May 2013	1	July - September 2013
Swimming Pool Supply Center, Inc.	March 2013	1	July - September 2013

(1)	We acquired certain distribution assets of each of these companies.
We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. There was one sales center opened in a new market that was excluded from base business as of September 30, 2013.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first nine months of 2013:

December 31, 2012	312
Acquired	2
New locations	9
September 30, 2013	323

Net Sales

	Three Months Ended
	September 30,
(in millions)	2013	2012	Change
Net sales	$578.2	$528.0	$50.2	10%

Net sales for the third quarter of 2013 increased 10% from the third quarter of 2012, with a 9% increase in base business net sales. The base business sales increase reflects a 9% increase from swimming pool product sales and a 12% increase from irrigation product sales. In local currencies, net sales in Europe increased approximately 10% in the third quarter of 2013, including a 9% increase in France.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials (see discussion below), heaters, pumps, and lighting;

•
market share gains attributed to continued improvements in customer service levels and increased construction and renovation activity consistent with the improvements in the housing market, as evidenced by sales growth rates for irrigation systems and landscape equipment product offerings;

•
better weather comparisons in the third quarter relative to the first half of 2013, resulting in an uptick in sales in our seasonal markets, supported by continued growth in our largest, year-round markets (net sales growth of 7% in our seasonal markets more closely aligned with sales growth of 11% in our largest, year-round markets);

•	one additional selling day (approximately 1% to 2%); and

•	inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials and tile grew by 27% compared to the third quarter of 2012, although collectively these products only accounted for approximately 10% of our total sales. Chemical sales increased by close to 2% while chemical pricing remained relatively flat.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2013	2012	Change
Gross profit	$162.6	$151.5	$11.1	7%
Gross margin	28.1%	28.7%

Gross margin for the third quarter of 2013 declined approximately 60 basis points compared to the third quarter of 2012 primarily due to unfavorable product mix, customer mix and geographic mix.

The following items collectively impacted gross margin in the third quarter of 2013:

•
changes in our product mix, as double-digit sales growth for higher value, lower margin products such as heaters, variable speed pumps, LED lighting, irrigation systems and landscape equipment positively contributed to sales and gross profit dollars but negatively impacted our margins;

•	growth in sales to larger, lower margin customers, primarily those focused on remodeling and construction activities;

•	higher sales growth rates in our lower margin, year-round markets compared to our seasonal markets; and

•	increased presence of Internet retailers who set low industry reference prices for certain products.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2013	2012	Change
Operating expenses	$109.2	$103.5	$5.7	5%
Operating expenses as a % of net sales	18.9%	19.6%

Operating expenses, as well as base business operating expenses, increased 5% compared to the third quarter of 2012. This increase primarily represents higher variable expenses required to support sales growth and the impact of one additional selling day.

Interest Expense, Net

Interest expense, net declined compared to the third quarter of 2012 due to a decline in interest rates on borrowings and benefits related to our accounting for uncertain tax positions. The weighted average effective interest rate decreased to 2.4% for the third quarter of 2013 from 2.6% for the third quarter of 2012 on average outstanding debt of $262.3 million and $256.1 million for the respective periods. In addition, we reverse any accrued interest related to the release of our federal income tax reserves when we file our federal income tax return and the statutes of limitations expire for another period, which occurred in the third quarter.

Income Taxes

Our effective income tax rate was 37.6% for the three months ended September 30, 2013 compared to 45.7% for the three months ended September 30, 2012. Excluding the impact of last year's $6.9 million goodwill impairment charge, which resulted in a significant increase in our foreign net operating loss valuation allowance, our effective income tax rate for the three months ended September 30, 2012 was 38.8%. The remaining decline versus the third quarter of last year reflects the impact of our accounting for uncertain tax positions as discussed above.

Net Income and Earnings Per Share

Net income for the third quarter of 2013 increased 51% to $32.3 million compared to the third quarter of 2012. Compared to adjusted net income for the third quarter of last year of $28.3 million, net income for the quarter increased 14%.

Earnings per diluted share increased $0.23 to $0.68 per diluted share for the third quarter of 2013. Compared to adjusted diluted earnings per share of $0.59 for the same period in 2012, diluted earnings per share was up $0.09.

Nine Months Ended September 30, 2013 Compared to Nine Months Ended September 30, 2012
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2013	2012	2013	2012	2013	2012
Net sales	$1,727,856	$1,642,211	$11,055	$4,945	$1,738,911	$1,647,156

Gross profit	492,469	476,984	3,015	1,485	495,484	478,469
Gross margin	28.5%	29.0%	27.3%	30.0%	28.5%	29.0%

Operating expenses	319,525	314,315	3,659	2,042	323,184	316,357
Expenses as a % of net sales	18.5%	19.1%	33.1%	41.3%	18.6%	19.2%

Goodwill impairment	—	6,946	—	—	—	6,946

Operating income (loss)	172,944	155,723	(644)	(557)	172,300	155,166
Operating margin	10.0%	9.5%	(5.8)%	(11.3)%	9.9%	9.4%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
B. Shapiro Supply, LLC	May 2013	1	May - September 2013
Swimming Pool Supply Center, Inc.	March 2013	1	March - September 2013
CCR Distribution	March 2012	1	January - May 2013 and March - May 2012
Ideal Distributors Ltd.	February 2012	4	January - April 2013 and February - April 2012
G.L. Cornell Company	December 2011	1	January - February 2013 and January - February 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January - February 2013 and January - February 2012

(1)	We acquired certain distribution assets of each of these companies.
For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2012, please refer to page 12 under the heading “Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012.”

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2013	2012	Change
Net sales	$1,738.9	$1,647.2	$91.7	6%

Net sales for the first nine months of 2013 increased 6% compared to the same period of last year. Throughout the first half of 2013, sales growth suffered from comparatively difficult weather versus the first half of 2012. Sales through May of 2012 benefited from unusually favorable weather, especially across the Eastern half of North America. Record warm temperatures in the Northeast and Midwest spurred an earlier than normal start to remodeling projects and new pool construction in the 2012 season. In 2013, later than normal pool openings in our seasonal markets further added to these challenging comparisons. Weather normalized in the third quarter resulting in net sales growth in our seasonal markets that was more in line with net sales growth in our year-round markets.

Base business sales growth of 5% for the first nine months of 2013 is comprised of a 5% sales increase in swimming pool products and a 12% sales increase in irrigation products. The overall base business sales increase also reflects the impact of the following (listed in order of estimated magnitude):

•
market share gains attributed to continued improvements in customer service levels, sales growth rates for certain product offerings such as building materials (see discussion below), heaters, pumps and lighting and higher base business sales growth for irrigation systems and landscape equipment due in part to the gradual recovery of the housing market in some of our key states;

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling activity; and

•	inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials and tile grew by 19% compared to the first nine months of 2012, although collectively these products only accounted for approximately 10% of our total sales. Chemical sales declined by 2%, reflecting lower volume due to delayed pool openings compared to 2012, while chemical pricing remained relatively flat.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2013	2012	Change
Gross profit	$495.5	$478.5	$17.0	4%
Gross margin	28.5%	29.0%

Gross margin declined approximately 50 basis points in the first nine months of 2013 compared to the same period last year. This decrease is primarily due to unfavorable product, customer and geographic mix as well as competitive pricing pressures. Double‑digit sales growth of higher value, lower margin discretionary products such as variable speed pumps, heaters, LED lighting, irrigation systems and landscape equipment positively contributed to sales and gross profit dollars but negatively impacted our margins. This growth outpaced our sales of higher margin, non-discretionary product lines generally associated with basic pool maintenance and minor repair activity. Additionally, as a result of the slower start to the 2013 season, geographic regions with generally higher margins contributed a proportionally smaller share of our total sales growth.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2013	2012	Change
Operating expenses	$323.2	$316.4	$6.8	2%
Operating expenses as a % of net sales	18.6%	19.2%

Operating expenses, as well as base business operating expenses, for the first nine months of 2013 increased slightly compared to the first nine months of 2012. Increases in overall compensation-related costs, driven by inflationary salary increases and headcount increases to support new sales centers, were partially offset by a reduction in employee incentive costs.

Interest Expense, Net

Interest expense, net for the first nine months of 2013 was consistent with the first nine months of 2012. Average outstanding debt was $263.8 million for the first nine months of 2013 versus $270.9 million in the same period of 2012. The weighted average effective interest rate was 2.5% for the nine months ended September 30, 2013 and September 30, 2012.

Income Taxes

Our effective income tax rate was 38.8% for the nine months ended September 30, 2013 compared to 40.1% for the nine months ended September 30, 2012. Excluding the impact of last year's $6.9 million goodwill impairment charge, our effective income tax rate for the nine months ended September 30, 2012 was 38.3%. Our provision for income taxes for the first three months of 2013 included a benefit of $0.2 million related to the temporary lapse in 2012 of the controlled foreign corporation income exclusion.  Comparatively, our provision for income taxes for the first three months of 2012 included a benefit of approximately $0.7 million related to the expiration of statutes of limitations for income tax returns filed in the first quarter of 2009.

Net Income and Earnings Per Share

Net income for the nine months ended September 30, 2013 increased 14% to $102.3 million compared to the nine months ended September 30, 2012, while earnings per diluted share increased $0.27 from the same period of last year to $2.14 per diluted share. This represents a 6% increase over adjusted diluted earnings per share of $2.01 on adjusted net income of $96.9 million for the nine months ended September 30, 2012.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2013, the four quarters of 2012 and the fourth quarter of 2011.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2013			2012				2011
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$578,157	$790,392	$370,362	$306,818	$528,027	$757,175	$361,954	$270,422
Gross profit	162,557	228,166	104,761	88,938	151,501	222,405	104,563	80,835
Operating income (loss)	53,375	111,993	6,932	(10,297)	41,011	108,134	6,021	(14,343)
Net income (loss)	32,332	66,533	3,440	(7,997)	21,375	64,943	3,651	(10,115)

Balance Sheet Data
Receivables, net	$180,898	$281,064	$188,294	$113,859	$174,385	$269,060	$200,640	$109,273
Product inventories, net	365,596	424,679	494,321	400,308	349,325	402,266	462,810	386,924
Accounts payable	142,777	239,976	338,026	199,787	163,543	267,990	319,462	177,437
Total debt	260,432	300,426	278,542	230,882	214,328	309,813	299,011	247,300

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
(primarily in the northern half of the U.S. and Canada)

More normalized weather in the first quarter of 2013 sharply contrasted with the mild winter experienced in the same period last year. In the first quarter of 2012, above average temperatures surfaced throughout the Eastern half of North America, with record warm temperatures in the Northeast and the Midwest. More normal temperatures in 2013 resulted in delayed pool openings in comparison to last year, which directly affected first quarter sales in most seasonal markets as evidenced by the sales growth variations between our year-round and seasonal markets. Our largest year-round swimming pool markets delivered growth of approximately 10% in the first quarter of 2013, whereas our more seasonal markets experienced close to 10% declines compared to the first quarter of 2012.

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

Weather turned unfavorable in the second quarter of 2013 with unusually cool and wet conditions in our seasonal markets. We observed above normal precipitation across nearly the entire United States with the exception of California, Texas, the Southwest and the Rockies. Below normal temperatures in the Central and Southeast United States and in Europe differed significantly from the above normal temperatures experienced in the second quarter of 2012. These conditions resulted in even further delayed pool openings in comparison to last year, which directly affected our second quarter sales in most seasonal markets.

Weather trends in our seasonal markets largely normalized in the third quarter of 2013, although weather conditions were still mixed throughout North America. The Northeast and Western portions of the United States experienced above average temperatures during the quarter, while temperatures in the Southeast were much cooler than usual. Florida and the West Coast also experienced considerable rainfall. As weather conditions normalized in the third quarter, sales growth of 7% in our seasonal markets more closely aligned with sales growth of 11% in our largest, year-round markets.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2013	2012
Operating activities	$53,846	$124,530
Investing activities	(15,575)	(18,546)
Financing activities	(25,954)	(94,032)

The $70.7 million decline in cash from operating activities for the first nine months of 2013 is mostly attributable to timing differences in our estimated federal income tax payments and in purchases of and payments for product inventories. In 2012, we were allowed to defer payment of our third quarter estimated tax payment to the fourth quarter due to Hurricane Isaac, whereas we made our 2013 payment in the third quarter. We expect these timing differences to largely correct in the fourth quarter, with cash flows from operations approximating net income for the full year.

Cash used in investing activities declined between periods due to lower acquisition payments.  Cash used in financing activities was lower during the first nine months of 2013 due primarily to changes in our net borrowings. We had $29.5 million of net proceeds from our debt arrangements for the first nine months of 2013, compared to net payments of $33.0 million for the first nine months of 2012. In addition, common stock issuance proceeds and excess tax benefits from stock option exercises added $7.7 million to cash from financing activities compared to the prior year.

Future Sources and Uses of Cash

On September 20, 2013, we entered into a Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement (the Amendment) among us, as US Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP Pool B.V., as Dutch Borrower, our subsidiary guarantors, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders. The Amendment amends certain terms of our existing unsecured syndicated senior credit facility (the Credit Facility) including extending the maturity date to September 20, 2018, increasing the borrowing capacity to $465.0 million from $430.0  million and providing additional capacity under certain negative covenants, including indebtedness, liens, investments, sale of assets and dividends. The Amendment replaces JPMorgan Chase Bank, N.A. as syndication agent with each of Bank of America N.A. and Union Bank, N.A. It also replaces JPMorgan Securities LLC as a joint lead arranger and joint bookrunner with each of Merrill Lynch, Pierce, Fenner & Smith Incorporated and Union Bank, N.A. Regions Bank and Capital One, N.A., each remain as a documentation agent. The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.

At September 30, 2013, there was $260.4 million outstanding and $201.3 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of September 30, 2013 was approximately 1.9%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2013, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2013, our average total leverage ratio equaled 1.39 (compared to 1.41 as of June 30, 2013) and the TTM average total debt amount used in this calculation was $255.8 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2013, our fixed charge ratio equaled 4.21 (compared to 4.06 as of June 30, 2013) and TTM Rental Expense was $49.2 million.

The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the Credit Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  Additionally, we may declare and pay quarterly dividends notwithstanding that the aggregate amount of dividends paid would be in excess of the 50% limit described above so long as (i) the amount per share of such dividends does not exceed the amount per share paid during the most recent fiscal year in which we were in compliance with the 50% limit and (ii) our Average Total Leverage Ratio is less than 3.00 to 1.00 both immediately before and after giving pro forma effect to such dividends. Further, dividends must be declared and paid in a manner consistent with our past practice.

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

As of September 30, 2013, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Quarterly Report on Form 10-Q and in Item 8 of our 2012 Annual Report on Form 10-K.

On October 11, 2013, we and certain of our subsidiaries closed a new, two-year accounts receivable securitization facility with a peak seasonal funding capacity of up to $120.0 million between March 1 and August 31 and up to $80.0 million between September 1 and February 28. An additional seasonal facility limit of up to $40.0 million may be available between April 1 and June 30.

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

As of October 25, 2013, $31.5 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit Facility.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2013, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION
Item 1.  Legal Proceedings
As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012, a number of purported anti-trust class action suits have been filed against us in various United States District Courts.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  On April 11, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the direct purchasers' antitrust claim. On May 24, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the indirect purchasers' antitrust claims. Both direct and indirect purchaser plaintiffs have amended their complaints and defendants’ motions to dismiss certain of the direct purchasers’ claims are presently pending before the Court.

We are subject to regulation under federal, state and local environmental, transportation, and health and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals. As previously disclosed in our Form 10-Q filed on July 27, 2012, the Office of the District Attorney for the County of Riverside, California, made a monetary demand upon us for civil penalties, alleging noncompliance in the past with local and state hazardous waste handling, storage and transportation laws, fire and building code regulations and California Business & Professions Code Section 17200, primarily relating to liquid chlorine and muriatic acid. On August 30, 2013, the Office of the District Attorney for the County of Riverside, California, filed a complaint against us for civil penalties, alleging the same matters. Although we are unable to predict the outcome of this matter, based on information currently available to us, we do not expect this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2012.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2013:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1-31, 2013	205,899	$52.58	190,949	$71,780,695
August 1-31, 2013	476,479	$53.56	476,479	$46,262,395
September 1-30, 2013	118,295	$52.80	118,295	$40,016,665
Total	800,673	$53.19	785,723

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 14,950 shares surrendered for this purpose in the third quarter of 2013.

(2)
In August 2012, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 25, 2013, $31.5 million of the authorized amount remained available under our current share repurchase program.
Item 6.  Exhibits
Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 25.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2013.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement		8-K	000-26640	9/24/2013
10.2
Receivables Sale and Contribution Agreement , dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.3
Receivables Purchase Agreement, dated as of October 11, 2013 among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time party thereto, The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent
				8-K	000-26640	10/17/2013
10.4		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2013 and September 30, 2012;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2013 and September 30, 2012

3.	Consolidated Balance Sheets at September 30, 2013, December 31, 2012 and September 30, 2012;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2013 and September 30, 2012; and

5.	Notes to Consolidated Financial Statements.