Form 10-K
period 2013-12-31
POOL CORP
filed 2014-02-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 28, 2013 was $2,335,282,998.
As of February 21, 2014, there were 45,010,747 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 27, 2014 for the
Annual Meeting to be held on May 7, 2014, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2013, we operated 321 sales centers in North America, Europe and South America through our three distribution networks:

•	SCP Distributors LLC (SCP);

•	Superior Pool Products LLC (Superior); and

•	Horizon Distributors, Inc. (Horizon).

Our SCP network includes nine domestic sales centers designated as National Pool Tile (NPT) locations. Our NPT locations focus on selling specialized products under the NPT brand including tile, decking materials and interior pool finishes. Our SCP network also includes 31 international sales centers.

Superior and Horizon are both wholly owned subsidiaries of SCP, which is wholly owned by Pool Corporation.

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from the increased penetration of new pools. Of the approximately 80 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 12% currently have a pool. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient products. The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize long-term growth rates similar to the pool industry. As irrigation system installations and landscaping often occur in tandem with new single-family home construction, we believe the continued recovery in the housing industry also offers significant opportunities for the irrigation and landscape industry.

Favorable demographic and socioeconomic trends have positively impacted our industry and we believe these trends will continue to do so in the long term.  These favorable trends include the following:

•
long-term growth in housing units in warmer markets due to the population migration toward the southern United States, which contributes to the growing installed base of pools that homeowners must maintain;

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

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic, along with relatively consistent inflationary price increases of 1% to 2% on average passed on by manufacturers and distributors, has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impacted pool construction and major replacement and refurbishment activities.

The following table reflects growth in the domestic installed base of in-ground and above-ground swimming pools over the past 11 years (based on Company estimates and information from 2014 P.K. Data, Inc. reports):

The replacement and refurbishment market currently accounts for close to 30% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling, is based on the aging of the installed base of pools. The timing of these types of expenditures are more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.

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

The irrigation and landscape distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Irrigation and landscape maintenance activities account for approximately 40% of total spending in the irrigation industry, with the remaining 60% of spending related to irrigation construction and other discretionary related products.  As such, our irrigation business is more heavily weighted toward new construction activities and the sale of discretionary related products compared to our pool business and is therefore more sensitive to economic factors that impact consumer spending. Our irrigation and landscape business has recently benefited from the continued recovery of single-family home construction as irrigation system installations and landscaping projects typically correlate with, but lag, new home construction.

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments and equipment replacement.  We believe that over the long term, housing turnover and single‑family home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and unemployment.

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximately 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities.  While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 60,000 new units in 2013, construction levels are still down more than 70% compared to peak levels in 2005 and down approximately 60% from what we consider to be normal levels.

The rebound in our base business sales growth beginning in 2010 reflects continued improvement in consumer discretionary expenditures, higher replacement activities and market share gains given our estimated industry growth of 3% to 5% for 2010 to 2012. Improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion helped support this growth. In 2013, we estimate industry growth dipped temporarily to approximately 1% to 2% given the impact of adverse weather on seasonal markets.

Going forward, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for gradually normalized new pool and irrigation construction levels. We also expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 4% to 7% over this time period before reverting back to 3% to 4% annual growth over the longer term. As current economic trends indicate that consumer spending has begun to slowly recover and that construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

Our industry is seasonal and weather is one of the principal external factors that affect our business.  Peak industry activity occurs during the warmest months of the year, typically April through September.  Unseasonable warming or cooling trends can accelerate or delay the start or end of the pool and landscape season, impacting our maintenance and repair sales.  These impacts at the shoulders of the season are generally more pronounced in northern markets in the United States and Canada.  Weather also impacts our sales of construction and installation products to the extent that above average precipitation, late spring thaws in northern markets and other extreme weather conditions delay, interrupt or cancel current or planned construction and installation activities.

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

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business including site selection, store layout and design, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. We also act as a day-to-day resource by offering product and market expertise to serve our customers' unique needs.

Growth initiatives related to our various customer programs include our retail brand licensing program and our rewards program designed for pool service professionals.  Under our brand licensing program, customers make commitments to meet minimum purchase levels, stock a minimum of nine specific product categories and operate within certain guidelines (including weekend hour requirements).  Our rewards program aligns with our replacement parts growth initiative and provides customers with monthly coupons and other special discounts on parts product purchases.  In addition to these programs, we also feature consumer showrooms in over 80 of our sales centers and host an annual retail summit to educate our customers about product offerings and the overall industry.

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

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers.  Given the more stabilized external environment, we have increased our focus on new sales center openings, including satellite locations that enable us to more effectively serve customers in existing markets. Since the beginning of 2011, we have opened 17 new sales centers (net of sales center closings and consolidations), including the 10 new sales centers opened in 2013. We expect to open between 7 and 9 new sales centers in 2014. Since the beginning of 2011, we have completed 7 acquisitions consisting of 13 sales centers (net of sales center closings and consolidations within one year of acquisition).  The acquired locations include 2 sales centers added to our SCP network in 2013.

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

We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically, including the period between 2007 and 2009 when our industry contracted. Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  We estimate that annual price inflation was consistent with the historical average between 2011 and 2013, with 2011 price inflation closer to 2%. We anticipate price inflation will vary some by product lines, but will approximate the long term average overall in 2014.

Customers and Products

We serve roughly 80,000 customers, none of which account for more than 1% of our sales.  We primarily serve five types of customers:

•	swimming pool remodelers and builders;

•	specialty retailers that sell swimming pool supplies;

•	swimming pool repair and service businesses;

•	landscape construction and maintenance contractors; and

•	government, golf course and other commercial customers.

The majority of these customers are small, family owned businesses with relatively limited capital resources.  The recent economic environment has had the greatest impact on swimming pool remodelers and builders and landscape construction companies.  We have seen a modest contraction in our customer base in these areas over the last several years.

We conduct our operations through 321 sales centers in North America, Europe and South America. Our primary markets, with the highest concentration of swimming pools, are California, Florida, Texas and Arizona, representing approximately 52% of our net sales in 2013.  In 2013, we generated close to 95% of our sales in North America, 5% in Europe and less than 1% in South America.

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

We offer our customers more than 160,000 national brand and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and other pool construction and recreational products is the most comprehensive in the industry.  The products we sell can be categorized as follows:

•	maintenance products such as chemicals, supplies and pool accessories;

•	repair and replacement parts for pool equipment, such as cleaners, filters, heaters, pumps and lights;

•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;

•	pool equipment and components for new pool construction and the remodeling of existing pools;

•	irrigation and landscape products, including irrigation system components and professional lawn care equipment and supplies; and

•	other pool construction and recreational products, which consist of a number of product categories and include:

◦	building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components and both functional and decorative pool surface and decking materials; and

◦	discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as spas, grills and components for outdoor kitchens.

We track and monitor the majority of our sales at the product level to provide support for sales and marketing efforts and for consideration in incentive plan programs.  We currently have over 400 product lines and over 50 product categories. Based on our 2013 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 14% in 2013, 15% in 2012 and 16% in 2011.  Chemical sales declined 1.5% in 2013, reflecting lower volume due to delayed pool openings compared to 2012, while chemical pricing remained relatively flat. While market share gains drove chemical volume growth of 4% in 2012 and 6% in 2011, chemical sales growth did not keep pace with our overall sales growth due to price deflation of approximately 2% in 2011 and lingering price deflation for certain chemical products in 2012. No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and

•	major refurbishment and replacement (partially discretionary).

In 2013, the sale of maintenance and minor repair products accounted for approximately 60% of our sales and gross profits while approximately 40% of sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. These components reflect a shift back toward more sales of major refurbishment and replacement products due to an ongoing recovery of these activities since levels reached a low point in 2009. Between 2005 and early 2010, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction. Prior to this industry downturn, just over 50% of our total sales and gross profits were related to maintenance and minor repair products.

Since our acquisition of NPT in 2008, we have expanded the number of sales center locations that offer NPT tile and composite pool finish products from the original 14 locations to over 80 locations. These locations feature consumer showrooms where swimming pool dealers and homeowners can view and select pool components including tile, decking materials and interior pool finishes in various styles and grades.  Another key product initiative has been the expansion of our replacement parts offerings.  These product initiatives, along with the continued expansion of our Pool Corporation branded products, have contributed to gross margin improvements over time. However, throughout 2012 and 2013 we experienced product and customer mix changes, including a shift in consumer spending to higher value, lower margin products such as variable speed pumps, high efficiency heaters, LED lighting and irrigation and landscape equipment, which positively impacted our sales growth but negatively impacted our gross margin.

Discretionary demand for products related to pool construction and remodeling has been an important factor in our historical base business sales growth.  While sales of these products declined between 2007 and 2009, we realized sales growth from 2010 to 2013 due to our ongoing expansion of these product offerings and the steady improvement in new construction, remodeling and economic trends. However, new pool construction remains approximately 70% below peak levels reached in 2005 and approximately 60% below what we believe to be normal levels. We continue to identify new related product categories and we typically introduce new categories each year in select markets.  We then evaluate the performance in these test markets and focus on those product categories that we believe exhibit the best long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

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

Our sales centers maintain well-stocked inventories to meet our customers’ immediate needs.  We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions.

We also operate five centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to offer seasonal terms to qualifying purchasers such as Pool Corporation.  These terms typically allow us to place orders in the fall prior to any seasonal price increases, take delivery of product during the off-season months and pay for these purchases in the spring or early summer.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 18%, 11% and 8%, respectively, of the cost of products we sold in 2013.

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

Some geographic markets we serve, particularly the four largest and higher pool density markets of California, Florida, Texas and Arizona, have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and landscape supply distribution are:

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

Environmental, Health and Safety Regulations

Our business is subject to regulation under local fire codes and international, federal, state and local environmental and health and safety requirements, including regulation by the Environmental Protection Agency, the Consumer Product Safety Commission, the Department of Transportation, the Occupational Safety and Health Administration, the National Fire Protection Agency and the International Maritime Organization. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. We store certain types of chemicals and/or fertilizers at each of our sales centers and the storage of these items is strictly regulated by local fire codes. In addition, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing.

Employees

We employed approximately 3,600 people at December 31, 2013. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks, primarily for our Pool Corporation branded products that are important to our current and future business operations. We also own rights to numerous internet domain names.

Geographic Areas

The table below presents net sales by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$1,895,226	$1,770,362	$1,608,874
International	184,474	183,612	184,444
	$2,079,700	$1,953,974	$1,793,318

The table below presents net property and equipment by geographic region for the past three fiscal years (in thousands):

	December 31,
	2013	2012	2011
United States	$48,294	$42,443	$37,782
International	4,034	4,123	3,612
	$52,328	$46,566	$41,394

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

Additionally, we have adopted a Code of Business Conduct and Ethics (the Code) that applies to all of our employees, officers and directors, and is available on our website at www.poolcorp.com. Any substantive amendments to the Code, or any waivers granted to any directors or executive officers, including our principal executive officer, principal financial officer, or principal accounting officer and controller, will be disclosed on our website and remain there for at least 12 months.

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

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and irrigation systems. The recent unfavorable economic conditions and downturn in the housing market have resulted in significant tightening of credit markets, which has limited the ability of consumers to access financing for new swimming pools and irrigation systems. If these trends continue or worsen, many consumers will likely not be able to obtain financing for pool and irrigation projects, which could negatively impact our sales of construction related products.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as landscape installations and maintenance. These weather conditions adversely affect sales of our products. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool and irrigation system installations and negatively impact our sales. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 18%, 11% and 8%, respectively, of the costs of products we sold in 2013. A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers could also adversely affect our business. We dedicate considerable resources to promote the benefits and affordability of pool ownership, which we believe significantly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers, large pool or landscape supply retailers and internet retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our four largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 52% of our net sales in 2013, also tend to be more competitive than others.

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

We depend on key personnel.

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, retain and motivate qualified personnel. This includes succession planning related to our executive officers and key management personnel. If we are unable to attract and retain key personnel, our operating results could be adversely affected.

Past growth may not be indicative of future growth.

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Since the beginning of 2011, we have opened 17 new sales centers (net of sales center closing and consolidations) and we have completed 7 acquisitions consisting of 13 sales centers (net of sales center closings and consolidations within one year of acquisition). While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

•	penetrate new markets;

•	generate sufficient cash flows to support expansion plans and general operating activities;

•	obtain financing;

•	identify appropriate acquisition candidates;

•	maintain favorable supplier arrangements and relationships; and

•	identify and divest assets which do not continue to create value consistent with our objectives.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected.

Our business is highly seasonal.

In 2013, we generated approximately 66% of our net sales and essentially 100% of our operating income in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

The nature of our business subjects us to compliance with environmental, health, transportation and safety regulations.

We are subject to regulation under federal, state and local environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. For example, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing.

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

We rely on information technology systems to support our business operations, and any disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, financial reporting, collections and cost management.  Our ability to operate effectively on a day to day basis depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats.  We are vulnerable to interruption by fire, natural disaster, power loss, telecommunications failure, internet failures and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

We have designed numerous procedures and protocols to mitigate these risks. We continually invest in information technology security and update our business continuity plan. However, the failure to maintain security and prevent unauthorized access to confidential customer information, or data belonging to us or our suppliers, could put us at a competitive disadvantage, result in damage to our reputation and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 53,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales center facilities in Florida and one in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms.

As of December 31, 2013, we had 12 leases with remaining terms longer than seven years that expire between 2021 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 60,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 71,000 square feet to 115,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2013:

Network	12/31/12	New Locations	Consolidated and Closed Locations (1)	Acquired Locations (2)	Converted Locations	12/31/13
SCP	156	7	(1)	2	—	164
Superior	65	—	—	—	—	65
Horizon	59	2	—	—	—	61
Total Domestic	280	9	(1)	2	—	290
SCP International	32	1	(2)	—	—	31
Total	312	10	(3)	2	—	321

(1)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations. During 2013, we consolidated three sales centers.

(2)	We completed two acquisitions in the United States in 2013. We do not plan to close or consolidate either of these acquired sales centers.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2013:

Location	SCP	Superior	Horizon	Total
United States
California	27	22	17	66
Florida	34	6	4	44
Texas	18	4	10	32
Arizona	6	5	11	22
Georgia	7	2	—	9
Nevada	2	3	4	9
Tennessee	5	3	—	8
Washington	1	—	6	7
Alabama	4	2	—	6
New York	6	—	—	6
Louisiana	5	—	—	5
New Jersey	3	2	—	5
Ohio	2	3	—	5
Pennsylvania	4	1	—	5
Colorado	1	1	2	4
Illinois	3	1	—	4
Indiana	2	2	—	4
Missouri	3	1	—	4
North Carolina	3	1	—	4
Oregon	1	—	3	4
South Carolina	3	1	—	4
Virginia	2	1	1	4
Idaho	1	—	2	3
Oklahoma	2	1	—	3
Arkansas	2	—	—	2
Kansas	2	—	—	2
Maryland	1	—	1	2
Massachusetts	2	—	—	2
Michigan	2	—	—	2
Minnesota	1	1	—	2
Mississippi	2	—	—	2
Connecticut	1	—	—	1
Hawaii	1	—	—	1
Iowa	1	—	—	1
Kentucky	—	1	—	1
Nebraska	1	—	—	1
New Mexico	1	—	—	1
Puerto Rico	1	—	—	1
Utah	1	—	—	1
Wisconsin	—	1	—	1
Total United States	164	65	61	290
International
Canada	14	—	—	14
France	5	—	—	5
Mexico	3	—	—	3
Portugal	2	—	—	2
United Kingdom	2	—	—	2
Belgium	1	—	—	1
Colombia	1	—	—	1
Germany	1	—	—	1
Italy	1	—	—	1
Spain	1	—	—	1
Total International	31	—	—	31
Total	195	65	61	321

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. Litigation can be expensive and disruptive to normal business operations.

In 2012, a number of purported anti-trust class action suits were filed against us in various United States District Courts. The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana. The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers. Three additional defendants include Hayward Industries Inc., Pentair Water Pool and Spa, Inc. and Zodiac Pool Systems, Inc. The plaintiffs seek unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. We believe the amended complaints are without merit and we intend to vigorously defend ourselves.

We are subject to regulation under federal, state and local environmental, transportation, and health and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals. As previously disclosed in 2012, the Office of the District Attorney for the County of Riverside, California, made a monetary demand upon us for civil penalties, alleging noncompliance in the past with local and state hazardous waste handling, storage and transportation laws, fire and building code regulations and California Business & Professions Code Section 17200, primarily relating to liquid chlorine and muriatic acid. On August 30, 2013, the Office of the District Attorney for the County of Riverside, California, filed a complaint against us for civil penalties, alleging the same matters. Although we are unable to predict the outcome of this matter, based on information currently available to us, we do not expect this matter to have a material adverse effect on our financial condition, results of operations or cash flows.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL.”  On February 13, 2014, there were approximately 13,563 holders of record of our common stock.  The table below sets forth the high and low closing sales prices of our common stock as well as dividends declared for each quarter during the last two fiscal years.

	High	Low	Dividends Declared
Fiscal 2013
First Quarter	$48.11	$43.27	$0.16
Second Quarter	54.72	46.75	0.19
Third Quarter	58.39	52.09	0.19
Fourth Quarter	58.14	52.77	0.19

Fiscal 2012
First Quarter	$38.31	$30.12	$0.14
Second Quarter	40.46	34.98	0.16
Third Quarter	41.63	36.64	0.16
Fourth Quarter	43.00	39.80	0.16

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount eight times including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2013.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2008 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalization comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13
Pool Corporation	$100.00	$109.38	$132.39	$180.35	$257.64	$358.96
S&P MidCap 400 Index	100.00	137.38	173.98	170.96	201.53	269.04
NASDAQ Index	100.00	145.32	171.50	170.08	199.76	279.90

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2013.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2013	219,043	$54.07	219,043	$28,173,839
November 1 – November 30, 2013	394,625	$54.35	394,625	$106,724,358
December 1 – December 31, 2013	177,839	$55.44	177,839	$96,864,486
Total	791,507	$54.52	791,507

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans. There were no shares surrendered for this purpose in the fourth quarter of 2013.

(2)
In August 2012, our Board authorized a new $100.0 million share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions. In November 2013, our Board authorized an additional $100.0 million under this share repurchase program.

(3)
In 2013, we purchased a total of $94.3 million, or 1,772,890 shares, in the open market at an average price of $53.21 per share. As of February 21, 2014, $70.4 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31, (1)
	2013	2012 (2)	2011	2010	2009 (3)
Statement of Income Data
Net sales	$2,079,700	$1,953,974	$1,793,318	$1,613,746	$1,539,794
Operating income	165,486	144,869	125,067	101,245	88,440
Net income	97,330	81,972	71,993	57,638	19,202
Earnings per share:
Basic	$2.10	$1.75	$1.49	$1.17	$0.39
Diluted	$2.05	$1.71	$1.47	$1.15	$0.39
Cash dividends declared per common share	$0.73	$0.62	$0.55	$0.52	$0.52

Balance Sheet Data
Working capital (4)	$313,843	$295,100	$305,467	$265,054	$230,804
Total assets (4)	823,761	780,576	770,902	728,545	743,099
Total long-term debt, including current portion	246,418	230,882	247,300	198,700	248,700
Stockholders' equity	286,182	281,623	279,746	285,182	252,187

Other
Base business sales growth/(decline) (5)	6%	7%	10%	2%	(15)%
Number of sales centers	321	312	298	291	287

(1)
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

(4)
The 2011 working capital and total assets amounts have been adjusted to reclassify our deferred tax balances and our deferred tax valuation allowances between current and non-current line items to reflect net presentation. The 2011 total assets balance also reflects a change in the presentation of deferred service charge income.

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

In our discussion of results of operations below, adjusted operating income, adjusted net income and adjusted diluted earnings per share for the 2012 and 2011 periods exclude the Goodwill impairment line item on the Consolidated Statements of Income. We have provided these adjusted amounts because we believe it helps investors assess our year-over-year operating performance.

2013 FINANCIAL OVERVIEW

Financial Results

In 2013, we surpassed $2.0 billion in sales, a fitting accomplishment for our milestone 20th year. We achieved record results, including diluted earnings per share (EPS) of $2.05, despite persistent and challenging external factors. In our business, how we distribute products is as important as what products we distribute. We believe that our success reflects the totality of having the right products, available at the right time, coupled with exceptional service, complemented by innovative programs and tools resulting in the value-add we provide to the marketplace.

Net sales for the year ended December 31, 2013 increased 6% compared to 2012. Base business sales increased 6%, including a 6% increase from swimming pool product sales and an 11% increase from irrigation and landscape product sales. Base business sales growth reflects market growth, market share gains and the ongoing recovery of discretionary product sales, partially offset by weather driven declines in non-discretionary product sales, primarily in our seasonal markets. For 2013, net sales growth of 11% in our largest, year-round markets tracked well above the 2% growth in our seasonal markets, although this difference lessened as weather comparisons normalized later in the year.

Gross profit for the year ended December 31, 2013 increased 4% over 2012. Gross profit as a percentage of net sales (gross margin) decreased 60 basis points to 28.4% for 2013. Product, customer and geographic mix changes adversely impacted gross margin in 2013. Product mix changes reflected a shift in consumer spending to certain lower margin, discretionary products such as variable speed pumps, high efficiency heaters, LED lighting products, irrigation systems and landscape equipment, relative to higher margin, non-discretionary products generally associated with basic pool maintenance and repair activity. Additionally, due to the later start to the 2013 season, we experienced higher sales growth rates in our lower margin, year-round markets than in our higher margin, seasonal markets, which negatively impacted gross margins.

Selling and administrative expenses (operating expenses) for 2013 increased 2% from 2012. Base business operating expenses increased 2% year over year, as salary and other variable expense increases were partially offset by decreases in performance‑based compensation.

In the third quarter of 2012, we performed an interim goodwill impairment analysis for our United Kingdom reporting unit and recorded a non-cash goodwill impairment charge equal to the total goodwill carrying amount of $6.9 million, which had a $0.14 negative impact on diluted EPS for the year ended December 31, 2012.

Operating income for the year improved 14% over 2012 and increased 9% compared to adjusted operating income for 2012. Operating income as a percentage of net sales (operating margin) increased to 8.0% in 2013 compared to 7.4% in 2012. Adjusted operating margin was 7.8% in 2012.

Net income increased 19% compared to 2012, while EPS was up 20% to a record $2.05 per diluted share. Compared to adjusted net income for 2012, net income increased 9%, while diluted EPS increased 11% from adjusted diluted EPS for 2012.

Financial Position and Liquidity

Cash provided by operations of $105.1 million in 2013 was $7.8 million more than net income and, combined with $15.5 million in net proceeds from our revolving line of credit and receivables securitization facility and $21.4 million in proceeds from stock issued under share-based compensation plans, helped fund the following:

•	quarterly cash dividend payments to shareholders, which totaled $33.8 million for the year;

•	share repurchases in the open market of $94.3 million;

•	net capital expenditures of $18.7 million; and

•	payments of $1.2 million related to acquisitions.

Total net receivables increased 10% compared to December 31, 2012, consistent with our fourth quarter sales growth. Days sales outstanding (DSO) improved between periods to 28.1 days at December 31, 2013 compared to 28.8 days at December 31, 2012.

Inventory levels grew 7% to $429.2 million at December 31, 2013 compared to levels at December 31, 2012. Our inventory turns, as calculated on a trailing twelve month basis, were 3.4 times at both December 31, 2013 and December 31, 2012.

Total debt outstanding at December 31, 2013 was $246.4 million, an increase of $15.5 million from the balance at December 31, 2012.

Current Trends and Outlook

2013 marked the fourth year of the gradual pool industry recovery following the Great Recession. Despite the sluggish pace of recovery, pent up demand in North America for replacement and refurbishment of existing pools and pool components helped propel industry growth. This growth occurred despite inclement weather throughout many, primarily seasonal markets, which adversely impacted pool openings and demand for maintenance products. Irrigation and landscape markets also benefited from the continuing recovery of single-family home construction markets.

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities. While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 60,000 new units in 2013, construction levels are still down more than 70% compared to peak levels in 2005 and down approximately 60% from what we consider normal levels.

The rebound in our base business sales growth beginning in 2010 reflects continued improvement in consumer discretionary expenditures, higher replacement activities and market share gains given our estimated industry growth of 3% to 5% for 2010 to 2012. Improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion helped support this growth. In 2013, we estimate industry growth dipped temporarily to approximately 1% to 2% given the impact of adverse weather on seasonal markets. Going forward, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for gradually normalized new pool and irrigation construction levels. We also expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 4% to 7% over this time period before reverting back to 3% to 4% annual growth over the longer term. As current economic trends indicate that consumer spending has begun to slowly recover and that construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

For 2014, we expect the macroeconomic environment and the opportunities to realize additional market share gains will be quite similar to 2013. We also anticipate industry growth levels will benefit from an expected return to normal seasonal weather compared to 2013. We project 6% to 8% base business sales growth, including our expectation for average inflationary product cost increases of 1% to 2%. We expect that we will grow market share by providing exceptional customer service throughout our networks, expanding product lines and further penetrating underserved markets. We also expect to modestly expand our pool and irrigation networks by opening seven to nine new locations. We believe our sales growth will be more geographically balanced than 2013 and will continue to be weighted toward sales of discretionary products, resulting in negative to neutral gross margin trends for the full year.

Overall, we anticipate expenses will grow at approximately half the rate of our net sales growth in 2014, reflecting inflationary increases and incremental costs to support our sales growth expectations. We expect base business results will generate operating profit growth of 15% or greater in 2014.

Based on these expectations, we project that 2014 earnings per share will be approximately $2.35 to $2.45 per diluted share. We expect cash provided by operations will approximate net income for fiscal 2014 and anticipate that share repurchase activity will be similar to 2013.

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

Allowance for Doubtful Accounts

We maintain an allowance for doubtful accounts based on an estimate of the losses we will incur if our customers do not make required payments. We perform periodic credit evaluations of our customers and typically do not require collateral. Consistent with industry practices, we generally require payment from our North American customers within 30 days, except for sales under early buy programs for which we provide extended payment terms to qualified customers. The extended terms usually require payments in equal installments in April, May and June or May and June, depending on geographic location. Credit losses have generally been within or better than our expectations.

As our business is seasonal, our customers’ businesses are also seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. We provide reserves for uncollectible accounts based on our accounts receivable aging. These reserves range from 0.1% for amounts currently due up to 100% for specific accounts more than 60 days past due.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.2% of net sales annually.  Write-offs as a percentage of net sales were 0.1% in 2013, 0.1% in 2012 and 0.2% in 2011.  The recent improvement in net write-offs reflects gradually improving external market trends and heightened collection efforts and creditworthiness evaluations. We expect that write-offs will be approximately 0.1% of net sales in 2014. At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end allowance for doubtful accounts balance to (i) current year write-offs and (ii) any significantly aged outstanding receivable balances. Based on our hindsight analysis, we concluded that the prior year allowance was within a range of acceptable estimates and that our reserve methodology is appropriate.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2013, pretax income would change by approximately $0.9 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2013).

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

There is little risk of obsolescence for products in classes 1-4 because products in these classes generally turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a reserve of 5% for inventory in classes 5-13 and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% reserve for excess inventory in class 13. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months' usage, on a company-wide basis.  We also evaluate whether the calculated reserve provides sufficient coverage of the total class 13 inventory.

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

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors. At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end obsolescence reserve balance to (i) current year inventory write-offs and (ii) the value of products with no sales for the past 12 months that remain in inventory . Based on our hindsight analysis, we concluded that our prior year reserve was within a range of acceptable estimates and that our reserve methodology is appropriate.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2013, pretax income would change by approximately $1.4 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2013).

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

We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments tend to have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor incentive arrangements are based on calendar year periods. Our estimates for these arrangements are updated at year end to reflect actual annual purchase levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor incentives received to the prior year vendor incentive balances. Based on our hindsight analysis, we concluded that our vendor incentive estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

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

Each year, we prepare a return to provision analysis upon filing our income tax returns. Based on this hindsight analysis, we concluded that our prior year income tax provision was within a range of acceptable estimates and that our provision calculation methodology is appropriate.

As of December 31, 2013, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

We have operations in 39 states, 1 United States territory and 10 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We are subject to regular audits by federal, state and foreign tax authorities.  Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions, assess the probability of examinations by taxing authorities and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year end to determine the accuracy of our incentive compensation estimates. Based on our hindsight analysis, we concluded that our incentive compensation accrual balance was within a reasonable range of acceptable estimates and that our reserve methodology is appropriate.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Our largest intangible asset is goodwill. At December 31, 2013, our goodwill balance was $172.0 million, representing approximately 21% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We perform our goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  If the estimated fair value of any of our reporting units is below its carrying value, we compare the estimated fair value of the reporting unit's goodwill to its carrying value. If the carrying value of a reporting unit's goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2013, we had 208 reporting units with allocated goodwill balances. The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

We estimate the fair value of our reporting units based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management's assumptions for sales growth rates, operating margins, discount rates and multiples. These estimates can significantly affect the outcome of the impairment test. To determine the reasonableness of the assumptions included in our fair value estimates, we compare the total estimated fair value for all aggregated reporting units to our market capitalization on the date of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.

In October 2013, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. During the third quarter of 2012, we performed an interim goodwill impairment analysis based on our identification of impairment indicators related to our results through the end of the 2012 pool season. As a result of our interim impairment analysis in the third quarter of 2012, we recorded a non-cash goodwill impairment charge of $6.9 million equal to the total carrying amount of our United Kingdom reporting unit.

Based on the magnitude of their goodwill balances and the challenging economic conditions in Europe, we identified our Italy and Spain reporting units as the most at risk for goodwill impairment. Results for certain of our reporting units in Quebec, Canada fell below expectations in 2013, due to weather and other execution challenges, which prompted us to identify one reporting unit as at-risk. We believe our domestic reporting units most at risk for goodwill impairment include one Horizon location in Texas, one Horizon location in Nevada and one Horizon location in California. As of December 31, 2013, our at-risk reporting units in Europe had an aggregate goodwill balance of $6.4 million, our at-risk reporting unit in Canada had a goodwill balance of $0.7 million and our at-risk reporting units in the United States had an aggregate goodwill balance of $3.2 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our fair value estimates fell within 1% of our market capitalization. Our sensitivity analysis, which incorporated more conservative projected cash flow assumptions and fell close to 10% below our market capitalization, resulted in no calculated goodwill impairments.

We performed a second sensitivity analysis over our two remaining key fair value assumptions and determined that a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate would generate fair value estimates significantly below our market capitalization, evidencing that our estimates for these assumptions fell at the conservative end of a range of acceptable estimates.

Recent Accounting Pronouncements

We are not aware of any recent accounting pronouncements that will materially impact our Consolidated Financial Statements in future periods.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2013	2012	2011
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.6	71.0	70.4
Gross profit	28.4	29.0	29.6
Operating expenses	20.5	21.3	22.6
Goodwill impairment	—	0.4	0.1
Operating income	8.0	7.4	7.0
Interest expense, net	0.3	0.3	0.4
Income before income taxes and equity earnings	7.6%	7.1%	6.5%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2013, 2012 and 2011.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2013 compared to Fiscal Year 2012

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2013	2012	2013	2012	2013	2012
Net sales	$2,067,579	$1,949,035	$12,121	$4,939	$2,079,700	$1,953,974

Gross profit	588,095	565,932	3,182	1,475	591,277	567,407
Gross margin	28.4%	29.0%	26.3%	29.9%	28.4%	29.0%

Operating expenses	421,527	413,626	4,264	1,966	425,791	415,592
Expenses as a % of net sales	20.4%	21.2%	35.2%	39.8%	20.5%	21.3%

Goodwill impairment	—	6,946	—	—	—	6,946

Operating income (loss)	166,568	145,360	(1,082)	(491)	165,486	144,869
Operating margin	8.1%	7.5%	(8.9)%	(9.9)%	8.0%	7.4%

We have excluded the following acquisitions from base business for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
B. Shapiro Supply, LLC	May 2013	1	May - December 2013
Swimming Pool Supply Center, Inc.	March 2013	1	March - December 2013
CCR Distribution	March 2012	1	January - May 2013 and March - May 2012
Ideal Distributors Ltd.	February 2012	4	January - April 2013 and February - April 2012
G.L. Cornell Company	December 2011	1	January - February 2013 and January - February 2012
Poolway Schwimmbadtechnik GmbH	November 2011	1	January - February 2013 and January - February 2012

(1)	We acquired certain distribution assets of each of these companies.

We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. There was one sales center opened in a new market that was excluded from base business as of December 31, 2013.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during 2013:

December 31, 2012	312
Acquired	2
New locations	10
Consolidated locations	(3)
December 31, 2013	321

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2013	2012	Change
Net sales	$2,079.7	$1,954.0	$125.7	6%

Net sales, as well as base business sales, increased 6% in 2013. The base business sales increase is comprised of a 6% increase from swimming pool product sales and an 11% increase from irrigation product sales. In local currencies, net sales in Europe were relatively flat compared to 2012, reflecting the impact of cold and wet weather conditions on results over the first half of the year, and the effects of the continued difficult economic environment.

The principal factors impacting our base business sales growth included the following (listed in order of estimated magnitude):

•
market share gains attributable to continued improvements in customer service levels, sales growth rates for certain discretionary product offerings such as building materials (see discussion below), heaters, pumps and lighting, and higher base business sales growth for irrigation systems and landscape equipment due in part to the gradual recovery of the housing market in some of our key states;

•
challenging weather comparisons in the first half of the year, resulting in declines in non-discretionary product sales, primarily in our seasonal markets, supported by continued growth in our largest, year-round markets and discretionary product sales (for the year, net sales growth of 11% in our largest, year-round markets tracked well above the 2% growth in our seasonal markets, although this differential narrowed throughout the third and fourth quarters as weather comparisons normalized); and

•	inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials and tile grew by 20% in 2013 compared to 2012, although collectively these products only accounted for approximately 11% of our total sales. Chemical sales declined by 1.5%, reflecting lower volume due to delayed pool openings compared to 2012, while chemical pricing remained relatively flat.

We realized base business sales growth of 2% in the first quarter and 4% in the second quarter, compared to the prior year periods. Throughout the first half of 2013, comparatively difficult weather versus the first half of 2012 suppressed our sales growth. Sales through May of 2012 benefited from unusually favorable weather, especially across the Eastern half of North America. Record warm temperatures in the Northeast and Midwest United States spurred an earlier than normal start to remodeling projects and new pool construction in the 2012 season. In 2013, later than normal pool openings in our seasonal markets in North America and Europe further added to these challenging comparisons. Weather normalized in the latter half of 2013, leading to base business sales growth of 9% in the third quarter and 11% in the fourth quarter. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 32.

Gross Profit

(in millions)	Year Ended December 31,
	2013	2012	Change
Gross profit	$591.3	$567.4	$23.9	4%
Gross margin	28.4%	29.0%

Gross margin declined approximately 60 basis points from last year. This decrease is primarily due to unfavorable product mix, customer mix and geographic mix as well as competitive pricing pressures. Double-digit sales growth of higher value, lower margin discretionary products such as variable speed pumps, high efficiency heaters, LED lighting products, irrigation systems and landscape equipment positively contributed to sales and gross profit dollars but negatively impacted our margins. This growth outpaced our sales of higher margin, non-discretionary product lines generally associated with basic pool maintenance and repair activity. Additionally, as a result of the slower start to the 2013 season, geographic regions with generally higher margins contributed a proportionally smaller share of our total sales growth.

The following factors collectively impacted gross margin throughout 2013:

•	changes in our product mix, as discussed in detail above;

•	growth in sales to larger, lower margin customers, primarily those focused on remodeling and construction activities;

•	higher sales growth rates in our lower margin, year-round markets compared to our seasonal markets;

•	lower volume incentive rates from certain vendors;

•	higher credit card fees as a percentage of net sales; and

•	increased presence of Internet retailers who set low industry reference prices for certain products.

Year over year, gross margin comparisons fell below the prior year each quarter during 2013, with declines of 60 basis points in the first quarter, 50 basis points in the second quarter, 60 basis points in the third quarter and 90 basis points in the fourth quarter.  These declines reflect the changes in product and customer mix discussed above, while geographic mix also contributed to the margin decline in the first and second quarters of 2013. The larger decline in the fourth quarter is due primarily to a more favorable impact on fourth quarter 2012 gross margins from certain vendor incentives.

Operating Expenses

(in millions)	Year Ended December 31,
	2013	2012	Change
Operating expenses	$425.8	$415.6	$10.2	2%
Operating expenses as a percentage of net sales	20.5%	21.3%

Operating expenses, as well as base business operating expenses, increased 2% compared to 2012. Increases in overall compensation-related costs, driven by inflationary salary increases and headcount increases to support new sales centers, and higher professional fees were partially offset by a reduction in performance-based compensation.

Interest Expense, net

Interest expense, net for 2013 was consistent with 2012. Average outstanding debt was $256.1 million for 2013 versus $250.3 million for 2012. The weighted average effective interest rate declined slightly to 2.4% in 2013 compared to 2.6% in 2012.

Income Taxes

Our effective income tax rate was 38.80% at December 31, 2013 compared to 41.00% at December 31, 2012. Excluding the impact of last year's goodwill impairment charge, our effective income tax rate for 2012 was 39.80%. The impact on the provision from the change in our valuation allowance for foreign net operating losses was 0.57% in 2013 compared to 1.97% in 2012.

Net Income and Earnings Per Share

Net income increased 19% to $97.3 million in 2013 compared to $82.0 million in 2012, while earnings per share increased 20% to $2.05 per diluted share compared to $1.71 per diluted share in 2012. Excluding the $6.9 million ($0.14 per diluted share) impact from the goodwill impairment charge in 2012, net income for 2013 increased 9% over 2012 adjusted net income of $88.9 million, while diluted EPS increased 11% from adjusted diluted earnings per share of $1.85 for 2012.

Earnings per share for 2013 also included an accretive impact of approximately $0.02 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year.

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

For an explanation of how we calculate base business, please refer to the discussion of base business on page 26 under the heading "Fiscal Year 2013 compared to Fiscal Year 2012".

For purposes of comparing operating results for the year ended December 31, 2012 to the year ended December 31, 2011, we excluded acquired sales centers from base business for the periods identified in the table below. As of December 31, 2012, we also excluded four new market sales center that opened in 2012.

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

Operating Expenses

(in millions)	Year Ended December 31,
	2012	2011	Change
Operating expenses	$415.6	$405.0	$10.6	3%
Operating expenses as a percentage of net sales	21.3%	22.6%

Operating expenses increased 3% compared to 2011. Base business operating expenses remained essentially flat due to the following:

•	a $3.7 million decrease in performance-based compensation;

•	a $2.5 million impact on expenses from currency fluctuations; and

•	a $2.2 million decline in bad debt expense, due to improved collection and write-off trends.

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2013, we generated approximately 66% of our net sales and essentially 100% of our operating income in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2013 and 2012. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2013				2012
	First	Second	Third	Fourth	First (1)	Second (1)	Third (1)	Fourth
Statement of Income Data
Net sales	$370,362	$790,392	$578,157	$340,789	$361,954	$757,175	$528,027	$306,818
Gross profit	104,761	228,166	162,557	95,793	104,563	222,405	151,501	88,938
Operating income (loss)	6,932	111,993	53,375	(6,814)	6,021	108,134	41,011	(10,297)
Net income (loss)	3,440	66,533	32,332	(4,975)	3,651	64,943	21,375	(7,997)

Net sales as a % of annual net sales	18%	38%	28%	16%	19%	39%	27%	16%
Gross profit as a % of annual gross profit	18%	39%	27%	16%	18%	39%	27%	16%
Operating income (loss) as a % of annual operating income	4%	68%	32%	(4)%	4%	75%	28%	(7)%

Balance Sheet Data
Total receivables, net	$188,294	$281,064	$180,898	$125,287	$200,640	$269,060	$174,385	$113,859
Product inventories, net	494,321	424,679	365,596	429,197	462,810	402,266	349,325	400,308
Accounts payable	338,026	239,976	142,777	214,596	319,462	267,990	163,543	199,787
Total debt	278,542	300,426	260,432	246,418	299,011	309,813	214,328	230,882

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

(1)
Total receivables, net balances for the first, second and third quarters of 2012 reflect a reclassification of deferred service charge income between Receivables, net and Accrued expenses and other current liabilities to conform to 2013 presentation.

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
(primarily in the northern half of the U.S. and Canada)

More normalized weather in the first quarter of 2013 sharply contrasted with the mild winter experienced in the same period of 2012. In the first quarter of 2012, above average temperatures surfaced throughout the Eastern half of North America, with record warm temperatures in the Northeast and the Midwest. More normal temperatures in 2013 resulted in delayed pool openings in comparison to 2012, which directly affected first quarter sales in most seasonal markets as evidenced by the sales growth variations between our year-round and seasonal markets. Our largest year-round swimming pool markets delivered growth of approximately 10% in the first quarter of 2013, whereas our more seasonal markets experienced close to 10% declines compared to the first quarter of 2012. Weather turned unfavorable in the second quarter of 2013 with unusually cool and wet conditions in our seasonal markets. We observed above normal precipitation across nearly the entire United States with the exception of California, Texas, the Southwest and the Rockies. Below normal temperatures in the Central and Southeast United States and in Europe differed significantly from the above normal temperatures experienced in the second quarter of 2012. These conditions resulted in even further delayed pool openings in comparison to last year, which directly affected our second quarter sales in most seasonal markets. Weather trends in our seasonal markets largely normalized in the third and fourth quarters of 2013, resulting in sales growth rates in our seasonal markets to more closely align with sales growth rates in our largest, year-round markets.

As discussed above, weather favorably impacted sales in 2012, particularly in the first quarter. Favorable weather trends continued in the beginning of the second quarter with much higher than normal temperatures across the United States, excluding the Pacific Northwest. The three month period between March and May 2012 was the warmest on record both nationally and for 31 of the 37 states east of the Rocky Mountains. The unusually mild winter and record warm spring led sales to shift into the first and early second quarter and resulted in the earlier than normal peak of the 2012 season. June sales were negatively impacted by weather due to below normal temperatures across the Southeast and cooler temperatures compared to 2011 in most markets excluding California and the Southwest. In the third and fourth quarters of 2012, weather conditions were favorable in most markets but comparable overall to the same period in 2011.

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

As discussed further under the subheading Future Sources and Uses of Cash on page 35, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. While considering this metric, we also use our cash to repurchase common stock based on Board-defined parameters and to repay our debt.

Capital expenditures have historically averaged 0.5% to 1.0% of net sales. Capital expenditures were 0.9% of net sales in 2013, 0.8% of net sales in 2012 and 1.1% of net sales in 2011. In 2011, following two to three years of limited capacity expansion, capital expenditures were higher than the historical average because we began purchasing, rather than leasing, new vehicles and forklifts.  Going forward, we project capital expenditures to be near the high end of our historical range due to our continued investment in new vehicles, equipment and technology.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Operating activities	$105,088	$119,078	$75,103
Investing activities	(19,861)	(21,208)	(25,578)
Financing activities	(89,485)	(102,644)	(40,554)

Cash provided by operations of $105.1 million in 2013 exceeded net income by $7.8 million.  Compared to 2012, cash provided by operations decreased primarily due to normal seasonal timing differences in working capital. Cash provided by operations in 2012 exceeded net income by $37.1 million and increased over 2011 primarily due to the increase in net income from 2011 and improved working capital management.

Cash used in investing activities in 2013 declined compared to 2012 primarily due to lower acquisition payments. The decrease in cash used in investing activities in 2012 compared to 2011 is primarily due to higher capital expenditures of $3.2 million in 2011, which included a few large information technology upgrades.

Cash used in financing activities declined in 2013 due primarily to changes in our net borrowings, offset by repurchases of our shares in the open market. We had $15.5 million of net proceeds from our debt arrangements in 2013 compared to net payments of $16.4 million in 2012. In 2013, we repurchased $94.3 million of shares on the open market, up $17.3 million compared to 2012.

Cash used in financing activities increased in 2012 compared to 2011 due primarily to the change in net proceeds and payments on our debt arrangements. We made $16.4 million of net payments on our debt arrangements in 2012 compared to $48.6 million of net borrowings in 2011. The activity in 2012 for proceeds and payments on our debt arrangements included the payoff of our $100.0 million Floating Rate Senior Notes at maturity on February 12, 2012. Also, on October 19, 2011, we entered into a new $430.0 million unsecured syndicated senior revolving credit facility (the Credit Facility).  Since the Credit Facility replaced and refinanced the outstanding balances under our $240.0 million unsecured senior revolving credit facility (the Previous Revolver), proceeds from and payments on revolving lines of credit in 2011 reflected the $161.5 million payoff of the Previous Revolver. In 2012, we repurchased $77.0 million of shares on the open market, up $6.0 million compared to 2011.

Future Sources and Uses of Cash

As amended on September 20, 2013, our Credit Facility provides for $465.0 million in borrowing capacity under a five-year revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.  The Credit Facility matures on September 20, 2018. We intend to use the Credit Facility for general corporate purposes and to fund future growth initiatives.

At December 31, 2013, there was $194.4 million outstanding and $267.4 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap agreements will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of December 31, 2013 was approximately 2.1%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2013, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2013, our average total leverage ratio equaled 1.40 (compared to 1.49 as of December 31, 2012) and the TTM average total debt amount used in this calculation was $263.3 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2013, our fixed charge ratio equaled 4.29 (compared to 3.90 as of December 31, 2012) and TTM Rental Expense was $48.9 million.

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

On October 11, 2013, we and certain of our subsidiaries entered into a new, two-year accounts receivable securitization facility (the Receivables Facility) with a peak seasonal funding capacity of up to $120.0 million between March 1 and August 31 and up to $80.0 million between September 1 and February 28. An additional seasonal facility limit of up to $40.0 million may be available between April 1 and June 30. We decided to employ this arrangement because it provides us with a lower cost form of financing.

The Receivables Facility provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due.

The Receivables Facility contains terms and conditions (including representations, covenants and conditions precedent) customary for transactions of this type. Additionally, an amortization event will occur if we fail to maintain a maximum average total leverage ratio (average total funded debt/EBITDA) of 3.25 to 1.00 and a minimum fixed charge coverage ratio (EBITDAR/cash interest expense plus rental expense) of 2.25 to 1.00.

At December 31, 2013, there was $52.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%.

As of December 31, 2013, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2014. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 21, 2014, $70.4 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Contractual Obligations

At December 31, 2013, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$246,418	$—	$52,000	$194,418	$—
Operating leases	150,058	42,282	63,343	30,901	13,532
	$396,476	$42,282	$115,343	$225,319	$13,532

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments (in thousands) related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2013 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2013 for the remaining outstanding balances not covered by our swaps.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility and the Receivables Facility.

		Estimated Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$16,339	$4,615	$8,276	$3,448	$—

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

In 2013, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portion of our outstanding balance under the Credit Facility that was not covered by our interest rate swap contracts and the Receivables Facility were both subject to variable interest rates. To calculate the potential impact in 2013 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased 1.0%. Based on this calculation, our pretax income would have decreased by approximately $3.1 million and earnings per share would have decreased by approximately $0.04 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2013). The maximum amount available under the Credit Facility is $465.0 million excluding the $75.0 million accordion feature and the maximum amount available under the Receivables Facility is $120.0 million excluding the $40.0 million seasonal increase in capacity available from April to June.

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

Currency Risk

We have wholly owned subsidiaries in Canada, the United Kingdom, Belgium, France, Germany, Italy, Portugal, Spain, Mexico and Colombia. Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 8.9% of total net sales in 2013, our exposure to currency rate fluctuations could be material in 2014 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Colombia	Colombian Peso

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation's internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework), and our report dated February 27, 2014 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 27, 2014

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2013	2012	2011
Net sales	$2,079,700	$1,953,974	$1,793,318
Cost of sales	1,488,423	1,386,567	1,261,728
Gross profit	591,277	567,407	531,590
Selling and administrative expenses	425,791	415,592	404,973
Goodwill impairment	—	6,946	1,550
Operating income	165,486	144,869	125,067
Interest expense, net	6,748	6,469	7,964
Income before income taxes and equity earnings	158,738	138,400	117,103
Provision for income taxes	61,590	56,744	45,319
Equity earnings in unconsolidated investments	182	316	209
Net income	$97,330	$81,972	$71,993

Earnings per share:
Basic	$2.10	$1.75	$1.49
Diluted	$2.05	$1.71	$1.47
Weighted average shares outstanding:
Basic	46,282	46,937	48,158
Diluted	47,530	48,058	48,987

Cash dividends declared per common share	$0.73	$0.62	$0.55

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Net income	$97,330	$81,972	$71,993
Other comprehensive income (loss):
Foreign currency translation adjustments	2,013	(534)	(609)
Change in unrealized gains and losses on interest rate swaps, net of tax of $(660), $1,163 and $(1,152)	1,033	(1,820)	1,777
Total other comprehensive income (loss)	3,046	(2,354)	1,168
Comprehensive income	$100,376	$79,618	$73,161

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2013	2012
Assets
Current assets:
Cash and cash equivalents	$8,006	$12,463
Receivables, net	45,138	113,859
Receivables pledged under receivables facility	80,149	—
Product inventories, net	429,197	400,308
Prepaid expenses and other current assets	9,802	11,280
Deferred income taxes	5,457	5,186
Total current assets	577,749	543,096

Property and equipment, net	52,328	46,566
Goodwill	171,974	169,983
Other intangible assets, net	10,196	11,053
Equity interest investments	1,243	1,160
Other assets, net	10,271	8,718
Total assets	$823,761	$780,576

Liabilities and stockholders' equity
Current liabilities:
Accounts payable	$214,596	$199,787
Accrued expenses and other current liabilities	49,301	48,186
Current portion of long-term debt and other long-term liabilities	9	23
Total current liabilities	263,906	247,996

Deferred income taxes	19,108	13,453
Long-term debt	246,418	230,882
Other long-term liabilities	8,147	6,622
Total liabilities	537,579	498,953

Stockholders' equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 45,378,785 shares issued and outstanding at December 31, 2013 and 46,303,728 shares issued and outstanding at December 31, 2012	45	46
Additional paid-in capital	310,503	276,334
Retained (deficit) earnings	(27,278)	5,377
Accumulated other comprehensive income (loss)	2,912	(134)
Total stockholders' equity	286,182	281,623
Total liabilities and stockholders' equity	$823,761	$780,576

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2013	2012	2011
Operating activities
Net income	$97,330	$81,972	$71,993
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,359	11,592	9,746
Amortization	1,237	1,284	1,559
Share-based compensation	8,150	8,465	8,233
Excess tax benefits from share-based compensation	(4,611)	(4,487)	(3,118)
Provision for doubtful accounts receivable, net of write-offs	(930)	(422)	(1,202)
Provision for inventory obsolescence, net	(416)	447	(11)
Change in deferred income taxes	707	3,168	2,605
Loss on sale of property and equipment	97	44	263
Equity earnings in unconsolidated investments	(182)	(316)	(209)
(Gains) losses on foreign currency transactions	220	(111)	592
Goodwill impairment	—	6,946	1,550
Other	108	138	195
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(10,085)	(3,396)	(5,887)
Product inventories	(27,291)	(9,232)	(35,339)
Prepaid expenses and other assets	504	(1,159)	(2,951)
Accounts payable	14,007	20,253	6,402
Accrued expenses and other current liabilities	12,884	3,892	20,682
Net cash provided by operating activities	105,088	119,078	75,103

Investing activities
Acquisition of businesses, net of cash acquired	(1,244)	(4,699)	(5,934)
Purchases of property and equipment, net of sale proceeds	(18,742)	(16,271)	(19,454)
Other investments, net	125	(238)	(190)
Net cash used in investing activities	(19,861)	(21,208)	(25,578)

Financing activities
Proceeds from revolving line of credit	678,936	607,923	749,349
Payments on revolving line of credit	(715,400)	(524,341)	(700,749)
Proceeds from asset-backed financing	70,000	—	—
Payments on asset-backed financing	(18,000)	—	—
Payments on long-term debt and other long-term liabilities	(10)	(100,022)	(149)
Payments of deferred acquisition consideration	—	—	(500)
Payments of deferred financing costs	(1,044)	—	(1,674)
Excess tax benefits from share-based compensation	4,611	4,487	3,118
Proceeds from stock issued under share-based compensation plans	21,409	20,205	13,085
Payments of cash dividends	(33,808)	(29,135)	(26,470)
Purchases of treasury stock	(96,179)	(81,761)	(76,564)
Net cash used in financing activities	(89,485)	(102,644)	(40,554)
Effect of exchange rate changes on cash and cash equivalents	(199)	(250)	(1,205)
Change in cash and cash equivalents	(4,457)	(5,024)	7,766
Cash and cash equivalents at beginning of year	12,463	17,487	9,721
Cash and cash equivalents at end of year	$8,006	$12,463	$17,487
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Treasury	Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive
	Shares	Amount	Stock	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2010	49,278	$49	$(2,344)	$218,744	$67,681	$1,052	$285,182
Net income	—	—	—	—	71,993	—	71,993
Foreign currency translation	—	—	—	—	—	(609)	(609)
Interest rate swaps, net of tax of $(1,152)	—	—	—	—	—	1,777	1,777
Repurchases of common stock, net of retirements	(3,034)	(3)	2,344	—	(78,905)	—	(76,564)
Share-based compensation	—	—	—	8,233	—	—	8,233
Issuance of shares under incentive stock plans, including tax benefit of $3,118	1,123	1	—	16,203	—	—	16,204
Declaration of cash dividends	—	—	—	—	(26,470)	—	(26,470)
Balance at December 31, 2011	47,367	47	—	243,180	34,299	2,220	279,746
Net income	—	—	—	—	81,972	—	81,972
Foreign currency translation	—	—	—	—	—	(534)	(534)
Interest rate swaps, net of tax of $1,163	—	—	—	—	—	(1,820)	(1,820)
Repurchases of common stock, net of retirements	(2,165)	(2)	—	—	(81,759)	—	(81,761)
Share-based compensation	—	—	—	8,465	—	—	8,465
Issuance of shares under incentive stock plans, including tax benefit of $4,487	1,102	1	—	24,689	—	—	24,690
Declaration of cash dividends	—	—	—	—	(29,135)	—	(29,135)
Balance at December 31, 2012	46,304	46	—	276,334	5,377	(134)	281,623
Net income	—	—	—	—	97,330	—	97,330
Foreign currency translation	—	—	—	—	—	2,013	2,013
Interest rate swaps, net of tax of $(660)	—	—	—	—	—	1,033	1,033
Repurchases of common stock, net of retirements	(1,810)	(2)	—	—	(96,177)	—	(96,179)
Share-based compensation	—	—	—	8,150	—	—	8,150
Issuance of shares under incentive stock plans, including tax benefit of $4,611	885	1	—	26,019	—	—	26,020
Declaration of cash dividends	—	—	—	—	(33,808)	—	(33,808)
Balance at December 31, 2013	45,379	$45	$—	$310,503	$(27,278)	$2,912	$286,182

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2013, Pool Corporation and our wholly owned subsidiaries (the Company, which may be referred to we, us or our), operated 321 sales centers in North America, Europe and South America from which we sell swimming pool equipment, parts and supplies and irrigation and landscape products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through three networks: SCP Distributors LLC (SCP), Superior Pool Products LLC (Superior) and Horizon Distributors, Inc. (Horizon). Superior and Horizon are both wholly owned subsidiaries of SCP, which is a wholly owned subsidiary of Pool Corporation.

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

Segment Reporting

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment. Our chief operating decision maker (CODM) evaluates each sales center based on individual performance that includes both financial and operational measures. Additionally, our CODM makes decisions about how to allocate resources primarily on a sales center-by-sales center basis. We do not track sales by product lines and product categories on a consolidated basis. Based on the number of product lines and product categories that we have, and the fact that we make ongoing changes as to how products are classified within these groups, it is impracticable to report our sales by product category.

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

2013	2012	2011
$35,010	$33,964	$33,588

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2013	2012	2011
$5,917	$6,248	$5,484

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest expense, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.2 million in 2013, net gains of $0.1 million in 2012 and net losses of $0.6 million in 2011.

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

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Fair Value at December 31,
Level 2	2013	2012
Unrealized Losses on Interest Rate Swaps	$(1,710)	$(3,404)

We include unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

Interest Rate Swaps

We designate our interest rate swaps as cash flow hedges and record the changes in fair value to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. If our interest rate swaps became ineffective, we would immediately recognize the changes in fair value of our interest rate swaps in earnings.

A portion of the change in the estimated fair value of our interest rate swap contracts between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in 2013.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2013	2012	2011
Balance at beginning of year	$5,477	$5,900	$7,102
Bad debt expense	838	1,007	2,958
Write-offs, net of recoveries	(1,768)	(1,430)	(4,160)
Balance at end of year	$4,547	$5,477	$5,900

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
In evaluating the adequacy of our reserve for inventory obsolescence at the sales center level, we consider a combination of factors including:

•	the level of inventory in relationship to historical sales by product, including inventory usage by class based on product sales at both the sales center and Company levels;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2013	2012	2011
Balance at beginning of year	$7,520	$7,073	$7,084
Provision for inventory write-downs	1,538	3,852	3,590
Deduction for inventory write-offs	(1,955)	(3,405)	(3,601)
Balance at end of year	$7,103	$7,520	$7,073

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 5 years
Machinery and equipment	3 - 10 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2013	2012	2011
$13,359	$11,592	$9,746

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

We estimate the fair value of our reporting units based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management's assumptions for sales growth rates, operating margins, discount rates and multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). If the estimated fair value of any of our reporting units falls below carrying value, we compare the estimated fair value of the reporting unit's goodwill to its carrying value. If the carrying value of a reporting unit's goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

Receivables Securitization Facility

Our accounts receivable securitization facility (the Receivables Facility) provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third party financial institutions. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend to refinance the obligations on a long-term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets. For additional discussion of the Receivables Facility, see Note 5.

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

Retained (Deficit) Earnings

We account for the retirement of treasury share repurchases as a reduction of Retained (deficit) earnings on our Consolidated Balance Sheets.  As of December 31, 2013, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $679.2 million and cumulative dividends declared of $237.3 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2013	2012	2011
Cash paid during the year for:
Interest	$5,963	$5,495	$7,104
Income taxes, net of refunds	47,138	45,404	39,771

Note 2 - Acquisitions

2013 Acquisitions

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

In 2013, we completed the acquisition accounting for each of our 2012 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations.

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill (in thousands):

Goodwill (gross) at December 31, 2011	$179,423
Foreign currency translation adjustments	(174)
Goodwill (gross) at December 31, 2012	179,249

Accumulated impairment losses at December 31, 2011	(2,320)
Goodwill impairment	(6,946)
Accumulated impairment losses at December 31, 2012	(9,266)

Goodwill (net) at December 31, 2012	$169,983

Goodwill (gross) at December 31, 2012	$179,249
Foreign currency translation adjustments	1,991
Goodwill (gross) at December 31, 2013	181,240

Accumulated impairment losses at December 31, 2012	(9,266)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2013	(9,266)

Goodwill (net) at December 31, 2013	$171,974

In October 2013, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. As of October 1, 2013, we had 208 reporting units with allocated goodwill balances.  The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

During the third quarter of 2012, we performed an interim goodwill impairment analysis for our United Kingdom reporting unit based on our identification of impairment indicators related to our results through the end of the 2012 pool season and our expectation for continued depressed economic conditions in the United Kingdom. Our results for the nine months ended September 30, 2012 were significantly lower than our 2012 sales, gross profit and operating profit estimates for the United Kingdom reporting unit that we used in our 2011 annual goodwill impairment test. As a result of our interim impairment analysis, we recorded a non‑cash goodwill impairment charge of $6.9 million on the Consolidated Statements of Income. This charge was equal to the total September 30, 2012 goodwill carrying amount of our United Kingdom reporting unit of $6.9 million.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2013	2012
Horizon tradename (indefinite life)	$8,400	$8,400
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	4,140	4,531
Other intangible assets	14,040	14,431
Less: Accumulated amortization	(3,844)	(3,378)
Other intangible assets, net	$10,196	$11,053

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

Other intangible amortization expense was $0.8 million in 2013, $0.9 million in 2012 and $1.2 million in 2011.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2014	$686
2015	174
2016	114
2017	82
2018	75

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2013	2012
Receivables, net:
Trade accounts	$14,150	$86,177
Vendor incentives	33,779	31,451
Other, net	1,756	1,708
Total receivables	49,685	119,336
Less: Allowance for doubtful accounts	(4,547)	(5,477)
Receivables, net	$45,138	$113,859

Prepaid expenses and other current assets:
Prepaid expenses	$9,670	$8,647
Other current assets	132	2,633
Prepaid expenses and other current assets	$9,802	$11,280

Property and equipment, net:
Land	$1,641	$1,641
Buildings	2,196	2,188
Leasehold improvements	28,048	26,254
Autos and trucks	19,994	14,221
Machinery and equipment	30,181	26,871
Computer equipment	34,779	32,875
Furniture and fixtures	8,827	8,388
Fixed assets in progress	4,336	2,384
Total property and equipment	130,002	114,822
Less: Accumulated depreciation	(77,674)	(68,256)
Property and equipment, net	$52,328	$46,566

Accrued expenses and other current liabilities:
Salaries	$2,996	$7,625
Bonuses	26,728	22,549
Other	19,577	18,012
Accrued expenses and other current liabilities	$49,301	$48,186

Note 5 - Debt

The table below presents the components of our debt for the past two years (in thousands):

	December 31,
	2013	2012
Long-term debt, variable rate:
Revolving Credit Facility (described below)	$194,418	$230,882
Receivables Securitization Facility (described below)	52,000	—
Total debt	$246,418	$230,882

Revolving Credit Facility

On September 20, 2013, we, along with our wholly owned subsidiaries, SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower, executed an amendment (the Amendment) to our unsecured syndicated senior credit facility (the Credit Facility). The Credit Facility provides us with borrowing capacity under a five year revolving credit facility, and the Amendment amended certain terms, including extending the maturity date to September 20, 2018, increasing the borrowing capacity to $465.0 million and providing additional capacity under certain negative covenants, including indebtedness, liens, investments, sale of assets and dividends.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit. Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.  The Amendment amended and restated our Credit Facility agreement dated October 19, 2011, which provided for $430.0 million in borrowing capacity and was scheduled to mature on October 19, 2016.

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

At December 31, 2013, there was $194.4 million outstanding and $267.4 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2013 was approximately 2.1%, excluding commitment fees.

Revolving borrowings under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.
a base rate, which is the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) the London Interbank Offered Rate (LIBOR) Market Index Rate plus 1.000%; or

b.	LIBOR.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and, in each case, plus an applicable margin:

a.	a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the annual rate of interest equal to the sum of the Canadian Dealer Offered Rate (CDOR) plus 1.000%; or

b.	CDOR.

Borrowings by the Dutch Borrower bear interest at LIBOR plus an applicable margin.

The interest rate margins on the borrowings and letters of credit are based on our leverage ratio and will range from 1.150% to 1.625% on CDOR, LIBOR and swingline loans, and from 0.150% to 0.625% on Base Rate and Canadian Base Rate loans.   Borrowings under the swingline loans are based on the LIBOR Market Index Rate (LMIR) plus any applicable margin.  We are also required to pay an annual facility fee ranging from 0.100% to 0.250%, depending on our leverage ratio.

Receivables Securitization Facility

On October 11, 2013, we and certain of our subsidiaries entered into a new, two year accounts receivable securitization facility (the Receivables Facility) with a peak seasonal funding capacity of up to $120.0 million between March 1 and August 31 and up to $80.0 million between September 1 and February 28. An additional seasonal facility limit of up to $40.0 million may be available between April 1 and June 30.

The Receivables Facility provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due.

The Receivables Facility is subject to terms and conditions (including representations, covenants and conditions precedent) customary for transactions of this type. Failure to maintain certain ratios or meet certain of these covenants could trigger an amortization event.

At December 31, 2013, there was $52.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Depending on the funding source used by the financial institutions to purchase the receivables, borrowings under the Receivables Facility bear interest at one of the following and, in each case, plus an applicable margin of 0.75%:

a.	for financial institutions using the commercial paper market, commercial paper rates based on the applicable variable rates in the commercial paper market at the time of issuance;

b.	for financial institutions not using the commercial paper market, LMIR

We also pay an unused fee of 0.35% on the excess of the facility limit over the average daily capital outstanding. We pay this fee monthly in arrears.

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  We paid off the Notes at maturity on February 12, 2012 as reflected on our Statements of Cash Flows.

Interest Rate Swaps

As of December 31, 2013, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swaps convert the variable interest rates to fixed interest rates on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	$25.0	1.185%
Interest rate swap 3	December 21, 2011	$50.0	1.100%
Interest rate swap 4	January 17, 2012	$25.0	1.050%
Interest rate swap 5	January 19, 2012	$25.0	0.990%

Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $1.4 million in 2013, $1.3 million in 2012 and $3.6 million in 2011.

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

We had two previous interest rate swap agreements in effect that reduced our exposure to fluctuations in interest rates on the Notes and our previous credit facility.  One interest rate swap agreement converted the variable interest rate on the Notes to a fixed rate of 5.088% on a notional amount of $50.0 million.  This swap agreement was effective February 12, 2007 and was scheduled to terminate on February 12, 2012.  Our other interest rate swap agreement converted the variable interest rate on the previous credit facility to a fixed rate of 1.725% on a notional amount of $50.0 million.  This swap agreement was effective January 27, 2010 and was scheduled to terminate on January 27, 2012. We de-designated this interest rate swap when we replaced our previous credit facility on October 19, 2011. In December 2011, we terminated both of these interest rate swaps and realized a loss of $0.3 million.

Financial and Other Covenants

Financial covenants on the Credit Facility and Receivables Facility are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum average total leverage ratio, which are our most restrictive covenants. The Credit Facility also limits the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the Credit Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends. Additionally, we may declare and pay quarterly dividends notwithstanding that the aggregate amount of dividends paid would be in excess of the 50% limit described above so long as (i) the amount per share of such dividends does not exceed the amount per share paid during the most recent fiscal year in which we were in compliance with the 50% limit and (ii) our Average Total Leverage Ratio is less than 3.00 to 1.00 both immediately before and after giving pro forma effect to such dividends. Further, dividends must be declared and paid in a manner consistent with our past practice.

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

As of December 31, 2013, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as Other assets, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangement. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	2013	2012
Deferred financing costs:
Balance at beginning of year	$3,055	$3,451
Financing costs deferred	1,044	—
Write-off fully amortized deferred financing costs	—	(396)
Balance at end of year	4,099	3,055

Accumulated amortization of deferred financing costs:
Balance at beginning of year	(1,573)	(1,581)
Amortization of deferred financing costs	(412)	(388)
Write-off fully amortized deferred financing costs	—	396
Balance at end of year	(1,985)	(1,573)
Deferred financing costs, net of accumulated amortization	$2,114	$1,482

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued from 1,515,000 shares under the 2007 LTIP to 5,415,000 shares under the Amended 2007 LTIP.  As of December 31, 2013, we had 1,654,205 shares available for future issuance including 528,938 shares that may be issued as restricted stock.

Granted stock options have an exercise price equal to our stock’s closing market price on the grant date and expire ten years from the grant date. Restricted stock awards granted under the Amended 2007 LTIP are issued at no cost to the grantee.  Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the Company.  Share-based awards to our employees generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date.  Share‑based awards to the chairman of the Board and our non-employee directors vest one year from the grant date.

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

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2013:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2012	3,944,191	$26.33
Granted	236,700	45.62
Less: Exercised	780,485	26.04
Forfeited	7,125	27.47
Balance at December 31, 2013	3,393,281	$27.74	5.02	$103,141,413

Exercisable at December 31, 2013	1,963,668	$27.23	3.47	$60,700,817

The following table presents information about stock options outstanding and exercisable at December 31, 2013:

	Outstanding Stock Options			Exercisable Stock Options
Range of exercise prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 18.00 to $ 21.14	1,437,505	5.17	$19.67	911,992	$19.89
$ 21.15 to $ 37.13	1,202,841	5.02	29.29	537,441	28.96
$ 37.14 to $ 52.78	752,935	4.72	40.69	514,235	38.44
	3,393,281	5.02	$27.74	1,963,668	$27.23

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2013	2012	2011
Options exercised	780,485	986,110	958,509
Cash proceeds	$20,323	$19,221	$12,173
Intrinsic value of options exercised	$19,273	$19,383	$13,868
Tax benefits realized	$7,364	$7,418	$5,409

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2013		2012		2011
Expected volatility	38.7%		38.6%		37.9%
Expected term	7.5	years	7.6	years	7.8	years
Risk-free interest rate	1.51%		1.61%		3.10%
Expected dividend yield	1.5%		2.0%		2.0%
Grant date fair value	$16.42		$12.66		$8.97

We calculated expected volatility over the expected term of the awards based on the historical volatility of our common stock.  We use weekly price observations for our historical volatility calculation because we believe that they provide the most appropriate measurement of volatility given the trading patterns of our common stock.  We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The weighted average expected term is impacted by a higher expected term estimate for stock option awards granted to our named executive officers.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

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

The following table presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2013	2012	2011
Share-based compensation expense	$3,746	$4,304	$4,497
Recognized tax benefits	1,431	1,647	1,721

At December 31, 2013, the unamortized compensation expense related to stock option awards totaled $3.5 million.  We anticipate that this expense will be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

The table below presents restricted stock awards activity under our share-based plans for the year ended December 31, 2013:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2012	516,186	$23.36
Granted (at market price)	80,454	46.31
Less: Vested	102,536	23.94
Forfeited	3,840	25.87
Balance unvested at December 31, 2013	490,264	$26.98

At December 31, 2013, the unamortized compensation expense related to the restricted stock awards totaled $2.7 million.  We anticipate that this expense will be recognized over a weighted average period of 1.7 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2013	2012	2011
Shares vested	102,536	69,580	32,856
Fair value of restricted stock awards vested	$4,544	$2,338	$812

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2013	2012	2011
Share-based compensation expense	$4,103	$3,873	$3,507

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each year presented below, our employees purchased the following aggregate number of shares:

2013	2012	2011
26,644	31,275	37,653

The grant date fair value for the most recent ESPP purchase period ended December 31, 2013 was $10.64 per share.  Share-based compensation expense related to our ESPP was $0.3 million in 2013, $0.3 million in 2012 and $0.2 million in 2011.

Note 7 - Income Taxes

Income (loss) before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2013	2012	2011
United States	$158,851	$144,578	$111,376
Foreign (1)	(113)	(6,178)	5,727
Total	$158,738	$138,400	$117,103

  (1)  The foreign loss before income taxes in 2012 includes the $6.9 million goodwill impairment charge related to the United Kingdom.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2013	2012	2011
Current:
Federal	$49,425	$43,871	$32,850
State and other	7,486	5,958	7,675
Total current provision for income taxes	56,911	49,829	40,525

Deferred:
Federal	4,905	6,071	4,754
State and other	(226)	844	40
Total deferred provision for income taxes	4,679	6,915	4,794
Provision for income taxes	$61,590	$56,744	$45,319

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2013	2012	2011
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	0.57	1.97	0.37
Other, primarily state income tax rate	3.23	4.03	3.33
Total effective tax rate	38.80%	41.00%	38.70%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Product inventories	$6,476	$7,703
Accrued expenses	4,072	2,780
Allowance for doubtful accounts	346	420
Total current	10,894	10,903
Less: Valuation allowance	(1,691)	(1,584)
Component reclassified for net presentation	(3,746)	(4,133)
Total current, net	5,457	5,186

Leases	1,805	1,957
Share-based compensation	15,579	16,970
Uncertain tax positions	1,343	1,226
Net operating losses	4,709	6,703
Interest rate swaps	667	1,327
Equity losses in unconsolidated investments	5,653	5,653
Other	953	1,150
Total non-current	30,709	34,986
Less: Valuation allowance	(8,672)	(10,772)
Component reclassified for net presentation	(21,253)	(23,474)
Total non-current, net	784	740

Total deferred tax assets	6,241	5,926

Deferred tax liabilities:
Trade discounts on purchases	2,022	2,681
Prepaid expenses	1,724	1,452
Total current	3,746	4,133
Component reclassified for net presentation	(3,746)	(4,133)
Total current, net	—	—

Intangible assets, primarily goodwill	33,659	30,645
Depreciation	6,702	6,282
Total non-current	40,361	36,927
Component reclassified for net presentation	(21,253)	(23,474)
Total non-current, net	19,108	13,453

Total deferred tax liabilities	19,108	13,453

Net deferred tax liability	$(12,867)	$(7,527)

At December 31, 2013, certain of our international subsidiaries had tax loss carryforwards totaling approximately $17.3 million, which expire in various years after 2014.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $4.7 million as of December 31, 2013 and $6.7 million as of December 31, 2012.  We have recorded a corresponding valuation allowance of $4.7 million and $6.7 million in the respective years.  The decrease in our net operating losses and corresponding valuation allowances in 2013 is primarily related to the statutory deductibility of the 2012 goodwill impairment charge in the United Kingdom, offset by an increase for current year net operating losses and related valuation allowances for other foreign subsidiaries.  We have a $5.7 million valuation allowance recorded related to the deferred tax asset that we recorded for the write‑off of our investment in Latham Acquisition Corporation (LAC).

As presented in the Consolidated Statements of Cash Flows, the changes in deferred income taxes include changes related to the deferred income tax provision and the estimated tax impact of accumulated other comprehensive income (loss).

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $4.6 million in 2013 and $4.5 million in 2012.

As of December 31, 2013, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We hold, through our affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits.  Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts, and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested, are not material as of December 31, 2013 and are intended to be used to fund current cash flow needs in the countries where held.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2013	2012	2011
Balance at beginning of year	$3,504	$4,715	$3,962
Increases for tax positions taken during a prior period	—	—	—
Increases for tax positions taken during the current period	1,140	972	914
Decreases resulting from the expiration of the statute of limitations	(807)	(2,123)	(46)
Decreases relating to settlements	—	(60)	(115)
Balance at end of year	$3,837	$3,504	$4,715

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $2.5 million at December 31, 2013 and $2.3 million at December 31, 2012.

We record interest expense related to unrecognized tax benefits in interest expense, while we record related penalties in selling and administrative expenses.  For unrecognized tax benefits, we had interest income of $0.2 million in 2013 and $0.3 million in 2012 and interest expense of $0.3 million in 2011.  Accrued interest related to unrecognized tax benefits was approximately $0.4 million at December 31, 2013 and $0.5 million at December 31, 2012.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2010.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2013	2012	2011
Net income	$97,330	$81,972	$71,993
Weighted average shares outstanding:
Basic	46,282	46,937	48,158
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,248	1,121	829
Diluted	47,530	48,058	48,987

Earnings per share:
Basic	$2.10	$1.75	$1.49
Diluted	$2.05	$1.71	$1.47

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	—	417	1,381

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

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

2013	2012	2011
$58,188	$59,873	$62,099

The table below sets forth the approximate future minimum lease payments as of December 31, 2013 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2014	$42,282
2015	35,231
2016	28,112
2017	19,546
2018	11,355
Thereafter	13,532

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 53,000 square feet of office space.  In May 2005 we amended the lease agreement, which has a ten year term. In June 2013 we exercised an option to extend the term of a portion of the lease agreement through May 2020.  As of December 31, 2013, we pay rent of $80,257 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC (S&C) for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole owner of S&C is A. David Cook, a Pool Corporation executive officer.  In 2013, we amended this lease to extend the term and it will now expire on November 30, 2014.  As of December 31, 2013, we pay rent of $4,926 per month for the 8,600 square foot space.

In May 2001, we entered into a lease agreement with Kenneth St. Romain, a Pool Corporation executive officer, for a sales center facility in Jackson, Mississippi.  In 2008, we extended this lease for a second term, which was set to last a term of five years and expire on November 30, 2013.  In November 2013, Mr. St. Romain sold this facility to an unrelated third party and we executed a lease agreement with the new landlord.

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

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2013	2012	2011
NCC	$950	$937	$923
Other	178	183	405
Total	$1,128	$1,120	$1,328

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

The table below sets forth our matching contributions for the past three years (in thousands):

	2013	2012	2011
Matching contributions - 401(k)	$4,861	$4,589	$4,015
Matching contributions - deferred compensation plan	36	262	59

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2013				2012
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$370,362	$790,392	$578,157	$340,789	$361,954	$757,175	$528,027	$306,818
Gross profit	104,761	228,166	162,557	95,793	104,563	222,405	151,501	88,938
Net income (loss)	3,440	66,533	32,332	(4,975)	3,651	64,943	21,375	(7,997)
Earnings (loss) per share:
Basic	$0.07	$1.43	$0.70	$(0.11)	$0.08	$1.38	$0.46	$(0.17)
Diluted	$0.07	$1.39	$0.68	$(0.11)	$0.08	$1.34	$0.45	$(0.17)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

The above amounts include the $6.9 million goodwill impairment charge recorded in the third quarter of 2012.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2013, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2013, our disclosure controls and procedures were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Pool Corporation’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended.  Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of published financial statements.  All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Any evaluation or projection of effectiveness to future periods is also subject to risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (1992 Framework). Based on this assessment, management has concluded that, as of December 31, 2013, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 Framework) (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pool Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2013, and our report dated February 27, 2014 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 27, 2014

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2014 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2014 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2014 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2014 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2014 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	40
	Consolidated Statements of Income	41
	Consolidated Statements of Comprehensive Income	42
	Consolidated Balance Sheets	43
	Consolidated Statements of Cash Flows	44
	Consolidated Statements of Changes in Stockholders’ Equity	45
	Notes to Consolidated Financial Statements	46

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2014.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2014.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY
Melanie M. Housey	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2	*	as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.4	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.5	*	Form of Stock Option Agreement under 2002 Long‑Term Incentive Plan.		10-K	000-26640	03/01/2005
10.6	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.8	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.9	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.12	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.13	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.14	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.15	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.16	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.17
Lease Agreement (Mandeville Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
				10-Q	000-26640	07/30/2004
10.18		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC,		10-K	000-26640	03/01/2007

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.19		as amended by Third Amendment entered into as of October 7, 2013 by and between S&C Development Company, LLC and SCP Distributors, LLC.	X
10.20	*	Form of Stock Option Agreement under the Non‑employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.21	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.22	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.23		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.24	*	Pool Corporation Executive Bonus Plan.		10-K	000-26640	03/01/2010
10.25
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
				10-Q	000-26640	10/31/2011
10.26		as amended by Second Amendment entered into as of April 1, 2013,		10-Q	000-26640	07/31/2013
10.27		as amended by Third Amendment entered into as of June 14, 2013,		10-Q	000-26640	07/31/2013
10.28		as amended by Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement entered into as of September 20, 2013.		8-K	000-26640	09/24/2013
10.29	*	Pool Corporation Strategic Plan Incentive Program		8-K	000-26640	05/02/2013
10.30
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.31
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent
				8-K	000-26640	10/17/2013
10.32		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
14		Code of Business Conduct and Ethics for Directors, Officers and Employees.		10-K	000-26640	03/01/2004

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, December 31, 2012 and December 31, 2011;

3.	Consolidated Balance Sheets at December 31, 2013 and December 31, 2012;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2013, December 31, 2012 and December 31, 2011;

5.	Consolidated Statements of Changes in Stockholders’ Equity for years ended December 31, 2013, December 31, 2012 and December 31, 2011; and

6.	Notes to Consolidated Financial Statements.