Form 10-Q
period 2014-03-31
POOL CORP
filed 2014-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014
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

As of April 25, 2014, there were 45,115,105 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2014

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2014	2013
Net sales	$406,344	$370,362
Cost of sales	292,244	265,601
Gross profit	114,100	104,761
Selling and administrative expenses	105,454	97,829
Operating income	8,646	6,932
Interest expense, net	1,933	1,614
Income before income taxes and equity earnings	6,713	5,318
Provision for income taxes	2,604	1,896
Equity earnings in unconsolidated investments	79	18
Net income	$4,188	$3,440

Earnings per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07
Weighted average shares outstanding:
Basic	45,178	46,385
Diluted	46,375	47,580

Cash dividends declared per common share	$0.19	$0.16

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Net income	$4,188	$3,440
Other comprehensive (loss) income:
Foreign currency translation adjustments	(847)	927
Change in unrealized gains and losses on interest rate swaps, net of tax of $(74) and $(133)	116	210
Total other comprehensive (loss) income	(731)	1,137
Comprehensive income	$3,457	$4,577

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2014	2013	2013 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,257	$12,873	$8,006
Receivables, net	47,694	188,294	45,138
Receivables pledged under receivables facility	163,413	—	80,149
Product inventories, net	527,304	494,321	429,197
Prepaid expenses and other current assets	9,944	13,029	9,802
Deferred income taxes	5,427	5,153	5,457
Total current assets	761,039	713,670	577,749

Property and equipment, net	55,212	48,755	52,328
Goodwill	173,554	169,983	171,974
Other intangible assets, net	10,991	10,793	10,196
Equity interest investments	1,272	1,179	1,243
Other assets, net	11,132	9,360	10,271
Total assets	$1,013,200	$953,740	$823,761

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$370,002	$338,026	$214,596
Accrued expenses and other current liabilities	28,069	30,413	49,301
Current portion of long-term debt and other long-term liabilities	4	21	9
Total current liabilities	398,075	368,460	263,906

Deferred income taxes	19,747	14,207	19,108
Long-term debt	324,226	278,542	246,418
Other long-term liabilities	9,474	7,549	8,147
Total liabilities	751,522	668,758	537,579

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 45,123,118, 46,518,040 and 45,378,785 shares issued and outstanding at March 31, 2014, March 31, 2013 and December 31, 2013, respectively	45	46	45
Additional paid-in capital	319,278	286,380	310,503
Retained deficit	(59,826)	(2,446)	(27,278)
Accumulated other comprehensive income	2,181	1,002	2,912
Total stockholders’ equity	261,678	284,982	286,182
Total liabilities and stockholders’ equity	$1,013,200	$953,740	$823,761
     (1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2014	2013
Operating activities
Net income	$4,188	$3,440
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,434	3,073
Amortization	328	321
Share-based compensation	2,058	1,905
Excess tax benefits from share-based compensation	(1,487)	(1,703)
Equity earnings in unconsolidated investments	(79)	(18)
Other	335	(38)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(85,018)	(74,283)
Product inventories	(97,032)	(94,786)
Prepaid expenses and other assets	(1,197)	(2,461)
Accounts payable	154,675	137,896
Accrued expenses and other current liabilities	(17,550)	(13,332)
Net cash used in operating activities	(37,345)	(39,986)

Investing activities
Acquisition of businesses, net of cash acquired	(4,512)	(325)
Purchase of property and equipment, net of sale proceeds	(5,870)	(4,882)
Other investments, net	49	9
Net cash used in investing activities	(10,333)	(5,198)

Financing activities
Proceeds from revolving line of credit	184,988	149,760
Payments on revolving line of credit	(163,549)	(102,100)
Proceeds from asset-backed financing	66,569	—
Payments on asset-backed financing	(10,200)	—
Payments on long-term debt and other long-term liabilities	—	(5)
Excess tax benefits from share-based compensation	1,487	1,703
Proceeds from stock issued under share-based compensation plans	5,231	6,438
Payments of cash dividends	(8,569)	(7,434)
Purchases of treasury stock	(28,168)	(3,829)
Net cash provided by financing activities	47,789	44,533
Effect of exchange rate changes on cash and cash equivalents	(860)	1,061
Change in cash and cash equivalents	(749)	410
Cash and cash equivalents at beginning of period	8,006	12,463
Cash and cash equivalents at end of period	$7,257	$12,873

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

A description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three month period ended March 31, 2014 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2014.

Retained Deficit

We account for the retirement of treasury share repurchases as a reduction of retained earnings (deficit).   As of March 31, 2014, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $707.4 million and cumulative dividends of $245.9 million.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2014	2013
Net income	$4,188	$3,440

Weighted average shares outstanding:
Basic	45,178	46,385
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,197	1,195
Diluted	46,375	47,580

Earnings per share:
Basic	$0.09	$0.07
Diluted	$0.09	$0.07

Anti-dilutive stock options excluded from diluted earnings per share computations	169	3

Note 3 – Acquisitions

In February 2014, we acquired certain distribution assets of Atlantic Chemical & Aquatics Inc., a regional swimming pool products distributor based in Nova Scotia with two sales center locations serving the Maritime Provinces of Canada. In March 2014, we acquired certain distribution assets of DFW Stone Supply, LLC, a distributor of natural stone and rock products and masonry supplies with two sales center locations in the Dallas, Texas metropolitan area.

We completed our preliminary acquisition accounting for these acquisitions, subject to adjustments in accordance with the terms of the purchase agreements during the respective one year measurement periods.  These acquisitions did not have a material impact on our financial position or results of operations.

In March 2013, we acquired certain distribution assets of Swimming Pool Supply Center, Inc., a local swimming pool products distributor with one sales center location in Los Angeles, California. This sales center operates as a satellite location to more efficiently serve our west Los Angeles customers. In May 2013, we acquired certain distribution assets of B. Shapiro Supply, LLC, a swimming pool and hardscape products distributor with one sales center location in Warminster, Pennsylvania.

We completed our acquisition accounting for these acquisitions.  These acquisitions did not have a material impact on our financial position or results of operations.

Note 4 – Fair Value Measurements and Interest Rate Swaps

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts.  We use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

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

A portion of the change in the estimated fair value of our interest rate swap contracts between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first three months of 2014 and 2013.

The table below presents the estimated fair value of our interest rate swap contracts (in thousands):

	Fair Value at
	March 31,
Level 2	2014	2013
Unrealized Losses on Interest Rate Swaps	$(1,520)	$(3,061)

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

Note 5 – Long-Term Debt

The table below presents the components of our long-term debt at March 31, 2014 and March 31, 2013 (in thousands):

	March 31,
	2014	2013
Long-term debt, variable rate:
Revolving Credit Facility	$215,857	$278,542
Receivables Securitization Facility	108,369	—
Total debt	$324,226	$278,542

The Receivables Securitization Facility (the Receivables Facility) provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due.

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third party financial institutions. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend to refinance the obligations on a long‑term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management's Discussion and Analysis included in our 2013 Annual Report on Form 10-K.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2013 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

As we focus on the emerging 2014 season, we believe our first quarter results are a solid starting point. From an operational perspective, the first quarter offers us an opportunity to further every aspect of our business. We have expanded into new areas and have enhanced our product offerings to extend our reach and our ability to better serve our customers.

Net sales for the quarter ended March 31, 2014 increased 10% compared to the first quarter of 2013, with base business sales up 9% for the period. Increased replacement and remodel activity led our base business growth, as evidenced by double-digit sales growth in building materials and equipment, primarily in our largest year-round markets. Approximately 2% of our sales growth reflected a change in the timing of customer early buy purchases, which effectively shifted sales into the first quarter of 2014 that have historically occurred in the second quarter. This change enables our customers to better position themselves to meet demand during the 2014 season, but alters the year over year comparability of our first and second quarter results.

Gross profit for the first quarter of 2014 increased 9% versus the same period in 2013. Gross profit as a percentage of net sales (gross margin) declined 20 basis points to 28.1% in the first quarter of 2014. The shift in customer early buy purchases negatively impacted first quarter gross margin. Excluding this impact, gross margin was essentially flat compared to the first quarter of last year.

Selling and administrative expenses (operating expenses) increased 8% in the first quarter of 2014 compared to the same period in 2013, with base business operating expenses up 7% for the period. This increase primarily reflects incremental costs to support our first quarter net sales growth, inflationary cost increases, higher outside professional fees and increased costs due to the expansion in 2014 of our annual retail marketing event. These increases had a proportionately larger impact on our results given the seasonality of our first quarter sales.

Operating income for the quarter increased 25% compared to the same period in 2013. Operating income as a percentage of net sales (operating margin) was 2.1% for the first quarter of 2014 compared to 1.9% for the same period in 2013.

Net income increased 22% to $4.2 million in the first quarter of 2014 compared to the same period last year. Earnings per share increased by $0.02 to $0.09 per diluted share for the three months ended March 31, 2014.

Financial Position and Liquidity

Total net receivables at March 31, 2014 increased 12% from March 31, 2013. Our allowance for doubtful accounts balance was $4.8 million at March 31, 2014, a decrease of $0.6 million compared to March 31, 2013. This decrease reflects sustained improvements in our receivable aging categories and collection efforts.  Days sales outstanding (DSO) improved between periods to 28.1 days at March 31, 2014 compared to 28.7 days at March 31, 2013.

Net inventory levels increased 7% to $527.3 million at March 31, 2014.  The inventory reserve at March 31, 2014 was $7.8 million compared to $8.5 million at March 31, 2013. Our inventory turns, as calculated on a trailing twelve month basis, were 3.4 times both at March 31, 2014 and March 31, 2013.

Total debt outstanding was $324.2 million at March 31, 2014, up 16% compared to March 31, 2013. This increase reflects the expected timing of payments for seasonal inventory purchases that are due in the second quarter.

Current Trends and Outlook

For a detailed discussion of trends, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2013 Annual Report on Form 10-K.

For 2014, we continue to expect sales growth to be in the mid to upper single digits with higher growth rates in refurbishment and replacement related products such as building materials and equipment. During the first quarter, we completed two acquisitions consisting of four sales centers and opened one new location. We plan to open five new sales centers before the close of the 2014 season. We expect these acquisitions and new locations will help broaden our product offerings, expand our reach and add to our sales growth in 2014 and future years. We expect gross profit to grow at approximately the same rate as net sales and gross margin to remain relatively flat throughout 2014.

Although our base business operating expenses grew 7% in the first quarter, we estimate our expense growth rate for the year will be roughly half of our gross profit growth rate. We are faced with the challenge of anticipated growth in our performance-based compensation in 2014 when compared to the prior year. We project that our 2014 performance-based compensation will be $4.0 million to $5.0 million higher than in 2013, most of which is generally recorded in the second and third quarters, consistent with the seasonality of our earnings.

For the full year, we project our effective income tax rate will be approximately 38.5%. Our effective tax rate is dependent upon the results of operations and may change if actual results are different from our current expectations, specifically any significant changes in our geographic mix. We expect the rates for the second and fourth quarters will be slightly above the full year rate, while the third quarter rate should be slightly below the estimated annual rate.

With our expectations for the year largely unchanged, we affirm our previously provided 2014 annual earnings guidance of $2.35 to $2.45 per diluted share. We expect cash provided by operations will be in line with net income for fiscal 2014 and we anticipate that share repurchase activity will be similar to that in 2013.

RESULTS OF OPERATIONS
As of March 31, 2014, we conducted operations through 325 sales centers in North America, Europe and South America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2014	2013
Net sales	100.0%	100.0%
Cost of sales	71.9	71.7
Gross profit	28.1	28.3
Operating expenses	26.0	26.4
Operating income	2.1	1.9
Interest expense, net	0.5	0.4
Income before income taxes and equity earnings	1.7%	1.4%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2014 and 2013 in our consolidated results since the respective dates of these acquisitions.

Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2014	2013	2014	2013	2014	2013
Net sales	$404,618	$370,244	$1,726	$118	$406,344	$370,362

Gross profit	113,547	104,720	553	41	114,100	104,761
Gross margin	28.1%	28.3%	32.0%	34.7%	28.1%	28.3%

Operating expenses	104,583	97,751	871	78	105,454	97,829
Expenses as a % of net sales	25.8%	26.4%	50.5%	66.1%	26.0%	26.4%

Operating income (loss)	8,964	6,969	(318)	(37)	8,646	6,932
Operating margin	2.2%	1.9%	(18.4)%	(31.4)%	2.1%	1.9%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
DFW Stone Supply, LLC	March 2014	2	March 2014
Atlantic Chemical & Aquatics Inc.	February 2014	2	February - March 2014
B. Shapiro Supply, LLC	May 2013	1	January - March 2014
Swimming Pool Supply Center, Inc.	March 2013	1	January - March 2014 and March 2013

(1)	We acquired certain distribution assets of each of these companies.
We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. As of March 31, 2014, we excluded one sales center opened in a new market from base business.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers in the first three months of 2014:

December 31, 2013	321
Acquired locations	4
New locations	1
Consolidated locations	(1)
March 31, 2014	325

Net Sales

	Three Months Ended
	March 31,
(in millions)	2014	2013	Change
Net sales	$406.3	$370.4	$35.9	10%

Net sales for the first quarter of 2014 increased 10% compared to the first quarter of 2013, including a 9% increase in base business net sales. Increased replacement and remodel activity, primarily in our largest year-round markets, drove our base business sales growth.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials, heaters, pumps and lighting (see discussion below);

•
increased construction and renovation activity consistent with the improvements in the housing market, as evidenced by sales growth rates for irrigation systems and landscape equipment product offerings of 8%;

•	market share gains attributed to continued improvements in customer service levels;

•
a change in the timing of customer early buy purchases, which effectively shifted sales into the first quarter of 2014 that historically have occurred in the second quarter (approximately 2% increase); and

•	inflationary product cost increases (estimated at approximately 1% to 2%).

Sales of building materials and tile grew by 20% compared to the first quarter of 2013. Collectively these products accounted for approximately 10% of our total sales. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 13% compared to the first quarter of 2013. Chemical sales increased by 2% while chemical pricing remained relatively flat.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2014	2013	Change
Gross profit	$114.1	$104.8	$9.3	9%
Gross margin	28.1%	28.3%

Gross margin for the first quarter of 2014 declined approximately 20 basis points compared to the first quarter of 2013. The shift in customer early buy activity contributed to the decrease in gross margin, as these purchases are primarily comprised of lower margin discretionary products and include applicable discounts. Excluding this impact, gross margin was essentially flat compared to the first quarter of last year.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2014	2013	Change
Operating expenses	$105.5	$97.8	$7.7	8%
Operating expenses as a % of net sales	26.0%	26.4%

Operating expenses increased 8% in the first quarter of 2014 compared to the first quarter of 2013, with base business operating expenses up 7% for the period. This increase primarily reflects incremental costs to support our first quarter net sales growth, inflationary cost increases, higher outside professional fees and increased costs due to the expansion in 2014 of our annual retail marketing event. These increases had a proportionately larger impact on our results given the seasonality of our first quarter sales.

Interest Expense, Net

Interest expense, net increased compared to the first quarter of 2013 as a result of foreign currency exchange losses realized on the settlement of purchases made in foreign currency during the quarter as opposed to interest expense on debt, which was slightly down year over year. Our weighted average effective interest rate decreased to 2.2% for the first quarter of 2014 from 2.6% for the first quarter of 2013 on higher average outstanding debt of $278.2 million versus $245.5 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.8% for the three months ended March 31, 2014 compared to 35.7% for the three months ended March 31, 2013. Our provision for income taxes for the first quarter of 2014 reflects no discrete or unusual items. In contrast, our provision for the first three months of 2013 included a benefit of $0.2 million related to the temporary lapse in 2012 of the controlled foreign corporation income exclusion.

Net Income and Earnings Per Share

Net income for the first quarter of 2014 increased 22% to $4.2 million compared to the first quarter of 2013. Earnings per diluted share was $0.09 for the first quarter of 2014, an increase of $0.02 per diluted share over the same period of 2013 .

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

The following table presents certain unaudited quarterly data for the first quarter of 2014, the four quarters of 2013 and the second, third and fourth quarters of 2012.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2014	2013				2012
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$406,344	$340,789	$578,157	$790,392	$370,362	$306,818	$528,027	$757,175
Gross profit	114,100	95,793	162,557	228,166	104,761	88,938	151,501	222,405
Operating income (loss)	8,646	(6,814)	53,375	111,993	6,932	(10,297)	41,011	108,134
Net income (loss)	4,188	(4,975)	32,332	66,533	3,440	(7,997)	21,375	64,943

Balance Sheet Data
Total receivables, net	$211,107	$125,287	$180,898	$281,064	$188,294	$113,859	$174,385	$269,060
Product inventories, net	527,304	429,197	365,596	424,679	494,321	400,308	349,325	402,266
Accounts payable	370,002	214,596	142,777	239,976	338,026	199,787	163,543	267,990
Total debt	324,226	246,418	260,432	300,426	278,542	230,882	214,328	309,813

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
(primarily in the northern half of the U.S. and Canada)

Similar to last year, the Central and Southeast regions of the United States experienced cooler than normal temperatures in the first quarter of 2014, although temperatures in Florida were normal for this time of year. The West experienced warmer than average temperatures, especially California and Arizona. The Northeast, parts of the Midwest and eastern Canada experienced near record cold temperatures and substantial snowfall. Given the similarity of overall weather conditions in the first quarter of last year and the fact that our busiest season typically does not start until late March or April, weather did not significantly affect sales growth comparisons for the first quarter of 2014.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures;

•	strategic acquisitions executed opportunistically; and

•	payment of cash dividends as and when declared by our Board of Directors (Board).

As discussed further under the subheading Future Sources and Uses of Cash on page 17, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. While considering this metric, we also use our cash to repurchase common stock based on Board-defined parameters and to repay our debt.

Capital expenditures have historically averaged 0.5% to 1.0% of net sales. Capital expenditures were 0.9% of net sales in 2013, 0.8% of net sales in 2012 and 1.1% of net sales in 2011. In 2011, following two to three years of limited capacity expansion, capital expenditures were higher than the historical average because we began purchasing rather than leasing new vehicles and forklifts. In 2014, we project annual capital expenditures will be near the high end of our historical range due to our continued investments in new vehicles, equipment and technology.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Operating activities	$(37,345)	$(39,986)
Investing activities	(10,333)	(5,198)
Financing activities	47,789	44,533

Cash used in operating activities during the first three months of 2014 was consistent with the first three months of 2013. Cash used in investing activities in the first quarter of 2014 included $4.5 million of net payments to fund two acquisitions. The increase in cash provided by financing activities between periods primarily reflects an increase in net borrowings of $30.2 million, offset mostly by greater share repurchases and higher dividend payments.

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

At March 31, 2014, there was $215.9 million outstanding and $245.9 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.  The weighted average effective interest rate for the Credit Facility as of March 31, 2014 was approximately 2.1%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2014, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2014, our average total leverage ratio equaled 1.44 (compared to 1.40 as of December 31, 2013) and the TTM average total debt amount used in this calculation was $273.4 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2014, our fixed charge ratio equaled 4.31 (compared to 4.29 as of December 31, 2013) and TTM Rental Expense was $49.2 million.

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

As entered into on October 11, 2013, our accounts receivable securitization facility (the Receivables Facility) offers us a lower cost form of financing, with a peak seasonal funding capacity of up to $120.0 million between March 1 and August 31 and up to $80.0 million between September 1 and February 28. An additional seasonal facility limit of up to $40.0 million may be available between April 1 and June 30.

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

At March 31, 2014, there was $108.4 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

As of March 31, 2014, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2013 Annual Report on Form 10-K.

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

As of April 25, 2014, $69.6 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board of Directors.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2013 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2013 that affect fiscal 2014.

Currency Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2013 that affect fiscal 2014.

Item 4.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2014, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As previously disclosed, a number of purported anti-trust class action suits were filed against us in various United States District Courts in 2012.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  On April 11, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the direct purchasers' antitrust claim. On May 24, 2013, the Court granted in part and denied in part the defendants' motions to dismiss the indirect purchasers' antitrust claims. Both direct and indirect purchaser plaintiffs amended their complaints, and defendants moved to dismiss certain of the direct purchasers’ claims. On December 18, 2013, the Court granted in part and denied in part those motions.

We are subject to regulation under federal, state and local environmental, transportation, and health and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals. As previously disclosed, the Office of the District Attorney for the County of Riverside, California, made a monetary demand upon us for civil penalties, alleging noncompliance in the past with local and state hazardous waste handling, storage and transportation laws, fire and building code regulations and California Business & Professions Code Section 17200, primarily relating to liquid chlorine and muriatic acid. On August 30, 2013, the Office of the District Attorney for the County of Riverside, California, filed a complaint against us for civil penalties, alleging the same matters.

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

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1-31, 2014	197,483	$55.63	196,181	$85,950,356
February 1-28, 2014	303,445	$53.85	288,151	$70,440,712
March 1-31, 2014	14,383	$58.41	—	$70,440,712
Total	515,311	$54.66	484,332

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 30,979 shares surrendered for this purpose in the first quarter of 2014.

(2)
In November 2013, our Board authorized an additional $100.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 25, 2014, $69.6 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 22.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2014.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2014 and March 31, 2013;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2014 and March 31, 2013;

3.	Consolidated Balance Sheets at March 31, 2014, December 31, 2013 and March 31, 2013;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and March 31, 2013; and

5.	Notes to Consolidated Financial Statements.