Form 10-Q
period 2014-06-30
POOL CORP
filed 2014-07-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014
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

As of July 25, 2014, there were 44,055,443 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2014

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	$848,240	$790,392	$1,254,584	$1,160,754
Cost of sales	601,264	562,226	893,508	827,827
Gross profit	246,976	228,166	361,076	332,927
Selling and administrative expenses	124,477	116,173	229,931	214,002
Operating income	122,499	111,993	131,145	118,925
Interest expense, net	1,894	2,081	3,827	3,695
Income before income taxes and equity earnings	120,605	109,912	127,318	115,230
Provision for income taxes	46,796	43,416	49,400	45,312
Equity earnings in unconsolidated investments	54	37	133	55
Net income	$73,863	$66,533	$78,051	$69,973

Earnings per share:
Basic	$1.65	$1.43	$1.74	$1.50
Diluted	$1.61	$1.39	$1.69	$1.47
Weighted average shares outstanding:
Basic	44,769	46,659	44,972	46,523
Diluted	45,971	47,882	46,160	47,758

Cash dividends declared per common share	$0.22	$0.19	$0.41	$0.35

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$73,863	$66,533	$78,051	$69,973
Other comprehensive income (loss):
Foreign currency translation adjustments	392	(1,159)	(455)	(232)
Change in unrealized gains and losses on interest rate swaps, net of tax of $213, $(636), $139 and $(769)	(334)	994	(218)	1,204
Total other comprehensive income (loss)	58	(165)	(673)	972
Comprehensive income	$73,921	$66,368	$77,378	$70,945

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2014	2013	2013 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,563	$26,936	$8,006
Receivables, net	97,527	281,064	45,138
Receivables pledged under receivables facility	208,973	—	80,149
Product inventories, net	451,507	424,679	429,197
Prepaid expenses and other current assets	10,055	10,219	9,802
Deferred income taxes	5,416	5,103	5,457
Total current assets	801,041	748,001	577,749

Property and equipment, net	57,275	51,110	52,328
Goodwill	173,800	169,983	171,974
Other intangible assets, net	10,725	10,592	10,196
Equity interest investments	1,263	1,190	1,243
Other assets, net	11,344	9,133	10,271
Total assets	$1,055,448	$990,009	$823,761

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$233,549	$239,976	$214,596
Accrued expenses and other current liabilities	89,200	79,844	49,301
Current portion of long-term debt and other long-term liabilities	—	20	9
Total current liabilities	322,749	319,840	263,906

Deferred income taxes	19,979	15,263	19,108
Long-term debt	430,971	300,426	246,418
Other long-term liabilities	10,432	7,871	8,147
Total liabilities	784,131	643,400	537,579

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 44,133,304, 46,667,820 and 45,378,785 shares issued and outstanding at June 30, 2014, June 30, 2013 and December 31, 2013, respectively	44	47	45
Additional paid-in capital	325,415	297,120	310,503
Retained (deficit) earnings	(56,381)	48,605	(27,278)
Accumulated other comprehensive income	2,239	837	2,912
Total stockholders’ equity	271,317	346,609	286,182
Total liabilities and stockholders’ equity	$1,055,448	$990,009	$823,761
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2014	2013
Operating activities
Net income	$78,051	$69,973
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,021	6,338
Amortization	696	622
Share-based compensation	4,657	4,111
Excess tax benefits from share-based compensation	(3,920)	(3,187)
Equity earnings in unconsolidated investments	(133)	(55)
Other	(73)	(1,633)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(180,075)	(165,713)
Product inventories	(21,936)	(24,134)
Prepaid expenses and other assets	(1,350)	459
Accounts payable	18,065	39,458
Accrued expenses and other current liabilities	48,109	40,783
Net cash used in operating activities	(50,888)	(32,978)

Investing activities
Acquisition of businesses, net of cash acquired	(4,612)	(1,188)
Purchase of property and equipment, net of sale proceeds	(11,921)	(10,500)
Other investments, net	96	29
Net cash used in investing activities	(16,437)	(11,659)

Financing activities
Proceeds from revolving line of credit	457,218	399,472
Payments on revolving line of credit	(380,665)	(329,928)
Proceeds from asset-backed financing	121,600	—
Payments on asset-backed financing	(13,600)	—
Payments on long-term debt and other long-term liabilities	—	(10)
Excess tax benefits from share-based compensation	3,920	3,187
Proceeds from stock issued under share-based compensation plans	6,335	13,489
Payments of cash dividends	(18,410)	(16,308)
Purchases of treasury stock	(88,745)	(10,437)
Net cash provided by financing activities	87,653	59,465
Effect of exchange rate changes on cash and cash equivalents	(771)	(355)
Change in cash and cash equivalents	19,557	14,473
Cash and cash equivalents at beginning of period	8,006	12,463
Cash and cash equivalents at end of period	$27,563	$26,936

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

A description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2014 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2014.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit).   As of June 30, 2014, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $767.9 million and cumulative dividends of $255.7 million.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net income	$73,863	$66,533	$78,051	$69,973

Weighted average shares outstanding:
Basic	44,769	46,659	44,972	46,523
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,202	1,223	1,188	1,235
Diluted	45,971	47,882	46,160	47,758

Earnings per share:
Basic	$1.65	$1.43	$1.74	$1.50
Diluted	$1.61	$1.39	$1.69	$1.47

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	169	1

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

In May 2014, we entered into four forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility.  These swaps will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these forward‑starting swap contracts becomes effective on October 19, 2016 and terminates on September 20, 2018.  The following table provides additional details related to each of these new swap contracts:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	May 8, 2014	$25.0	2.520%
Forward-starting interest rate swap 2	May 14, 2014	$50.0	2.450%
Forward-starting interest rate swap 3	May 19, 2014	$50.0	2.339%
Forward-starting interest rate swap 4	May 28, 2014	$25.0	2.256%

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

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first six months of 2014 and 2013.

The table below presents the estimated fair value of our interest rate swap contracts and our forward-starting interest rate swap contracts (in thousands):

	Fair Value at
	June 30,
Level 2	2014	2013
Unrealized Gains on Interest Rate Swaps	$19	$—
Unrealized Losses on Interest Rate Swaps	$(2,086)	$(1,431)

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

Note 5 – Long-Term Debt

The table below presents the components of our long-term debt at June 30, 2014 and June 30, 2013 (in thousands):

	June 30,
	2014	2013
Long-term debt, variable rate:
Revolving Credit Facility	$270,971	$300,426
Receivables Securitization Facility	160,000	—
Total debt	$430,971	$300,426

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

On June 25, 2014, we amended the Receivables Purchase Agreement under the Receivables Facility. This extended the date through which we can utilize additional seasonal funding of up to $40.0 million, to July 31. This additional amount was previously only available between April 1 and June 30.

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

OVERVIEW

Financial Results

Our second quarter results were generally as expected, with solid sales and gross profit growth and improvement in gross margin, albeit with sales below target in certain seasonal markets. The ongoing recovery of replacement and remodel activity along with market share gains continued to contribute to our growth. Likewise, we believe our second quarter results evidenced our ongoing efforts to provide exceptional value and our consistent investment in tools and resources to help our customers succeed.

Net sales for the quarter ended June 30, 2014 increased 7% compared to the second quarter of 2013, with base business sales also up 7% for the period. Replacement and remodel activity continued to drive sales growth with sustained double-digit sales increases in building materials. Prolonged cold and wet weather in our seasonal markets, particularly Canada and the northern United States, limited our second quarter sales growth in those markets.

Gross profit for the second quarter of 2014 increased 8% versus the same period in 2013. Gross profit as a percentage of net sales (gross margin) improved 25 basis points to 29.1% in the second quarter of 2014. This increase reflects our concerted effort on several fronts to improve margins.

Selling and administrative expenses (operating expenses) increased 7% in the second quarter of 2014 compared to the same period in 2013, with base business operating expenses up 6% for the period. This increase is primarily due to additional performance‑based incentive compensation expense in 2014, which reflects comparatively better results versus performance targets this year compared to last. We also increased infrastructure investments, such as additional personnel and expenses related to equipment and technology to support greater sales growth, and we incurred higher freight costs in the second quarter of 2014 compared to the second quarter of 2013.

Operating income for the quarter increased 9% compared to the same period in 2013. Operating income as a percentage of net sales (operating margin) was 14.4% for the second quarter of 2014 compared to 14.2% for the same period in 2013.

Net income increased 11% to $73.9 million in the second quarter of 2014 compared to the same period last year. Earnings per share increased by $0.22, or 16%, to $1.61 per diluted share for the three months ended June 30, 2014.

Financial Position and Liquidity

Total net receivables, including pledged receivables, at June 30, 2014 increased 9% from June 30, 2013. Our allowance for doubtful accounts balance was $4.4 million at both June 30, 2014 and June 30, 2013. Days sales outstanding (DSO) improved between periods to 28.3 days at June 30, 2014 compared to 28.5 days at June 30, 2013.

Net inventory levels increased 6% to $451.5 million at June 30, 2014.  The inventory reserve was $8.5 million at both June 30, 2014 and June 30, 2013. Our inventory turns, as calculated on a trailing twelve month basis, were 3.5 times at June 30, 2014 compared to 3.4 times at June 30, 2013.

Total debt outstanding of $431.0 million at June 30, 2014 increased 43% compared to June 30, 2013 primarily to fund greater share repurchases in the first half of 2014 versus 2013 and also due to timing differences in the inventory purchase and payment cycle.

Current Trends and Outlook

For a detailed discussion of trends through 2013, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2013 Annual Report on Form 10-K.

For the remainder of 2014, we expect sales and gross profit growth rates to be similar to the first half of the year. We also anticipate sales growth from refurbishment and replacement related products will continue to exceed sales growth from maintenance and other non-discretionary product offerings. During the first half of the year, we completed two acquisitions consisting of four sales centers and opened two new locations. We plan to open four additional new sales centers before the close of the 2014 season. We expect gross margin to remain relatively flat compared to 2013.

Compared to the 6% base business operating expense growth in the first half of 2014, we expect that our base business operating expenses will grow more modestly in the second half of the year. This projection assumes approximately $3.0 million to $4.0 million more performance-based incentive compensation in 2014 than in 2013, most of which is generally recorded in the second and third quarters, consistent with the seasonality of our earnings.

For the full year 2014, we project our effective income tax rate will approximate 38.5%. Our effective tax rate is dependent upon the results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. We expect the third quarter rate will be slightly below the estimated annual rate, while the fourth quarter effective income tax rate should be slightly above the full year rate.

We reaffirm our previously provided 2014 annual earnings guidance of $2.35 to $2.45 per diluted share. We expect cash provided by operations will be in line with net income for the full year 2014 and we anticipate that share repurchase activity will lessen in the third and fourth quarters compared to the first half of the year.

RESULTS OF OPERATIONS
As of June 30, 2014, we conducted operations through 326 sales centers in North America, Europe and South America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	71.1	71.2	71.3
Gross profit	29.1	28.9	28.8	28.7
Operating expenses	14.7	14.7	18.3	18.4
Operating income	14.4	14.2	10.5	10.2
Interest expense, net	0.2	0.3	0.3	0.3
Income before income taxes and equity earnings	14.2%	13.9%	10.1%	9.9%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2014 and 2013 in our consolidated results since the respective dates of these acquisitions.

Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Net sales	$841,210	$789,171	$7,030	$1,221	$848,240	$790,392

Gross profit	244,614	227,833	2,362	333	246,976	228,166
Gross margin	29.1%	28.9%	33.6%	27.3%	29.1%	28.9%

Operating expenses	122,832	115,797	1,645	376	124,477	116,173
Expenses as a % of net sales	14.6%	14.7%	23.4%	30.8%	14.7%	14.7%

Operating income (loss)	121,782	112,036	717	(43)	122,499	111,993
Operating margin	14.5%	14.2%	10.2%	(3.5)%	14.4%	14.2%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
DFW Stone Supply, LLC	March 2014	2	April - June 2014
Atlantic Chemical & Aquatics Inc.	February 2014	2	April - June 2014
B. Shapiro Supply, LLC	May 2013	1	April - June 2014 and May - June 2013
Swimming Pool Supply Center, Inc.	March 2013	1	April - May 2014 and April - May 2013

(1)	We acquired certain distribution assets of each of these companies.
We exclude sales centers that are acquired, closed or opened in new markets from base business results for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers. As of June 30, 2014, we excluded one sales center opened in a new market from base business.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below identifies the changes in the number of sales centers during the first six months of 2014:

December 31, 2013	321
Acquired locations	4
New locations	2
Consolidated locations	(1)
June 30, 2014	326

Net Sales

	Three Months Ended
	June 30,
(in millions)	2014	2013	Change
Net sales	$848.2	$790.4	$57.8	7%

Net sales for the second quarter of 2014 increased 7% compared to the second quarter of 2013, with base business net sales also up 7% for the period. Replacement and remodel activity continued to lead our base business sales growth. After last year's late start to the pool season, we anticipated a comparative benefit from more favorable weather conditions in the second quarter of 2014, but this expectation did not materialize due to prolonged cold and wet weather in many of our seasonal markets, particularly Canada and the northern United States. As a result, the timing of 2014 pool openings in many of those areas was similar to 2013.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains attributed to continued improvements in customer service levels; and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 22% compared to the second quarter of 2013. Collectively these products accounted for approximately 9% of our total sales for the quarter. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 9% compared to the second quarter of 2013. Chemical sales increased by 3% while chemical pricing remained relatively flat.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2014	2013	Change
Gross profit	$247.0	$228.2	$18.8	8%
Gross margin	29.1%	28.9%

Gross margin for the second quarter of 2014 improved approximately 25 basis points compared to the second quarter of 2013. We attribute this improvement to our ongoing initiatives related to pricing, inventory management and sales execution combined with higher building materials sales growth rates and a reduction in equipment sales growth rates compared to the second quarter of last year. This sales growth dynamic and product mix provided a slightly favorable impact on our gross margin given comparatively lower margins on heaters, pumps, lighting and filters compared to building materials and other product offerings.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2014	2013	Change
Operating expenses	$124.5	$116.2	$8.3	7%
Operating expenses as a % of net sales	14.7%	14.7%

Operating expenses increased 7% in the second quarter of 2014 compared to the second quarter of 2013, with base business operating expenses up 6% for the period. This increase is primarily due to additional performance-based incentive compensation expense recorded in 2014, which reflects comparatively better results versus performance targets this year compared to last, as well as increased infrastructure investments such as additional personnel and expenses related to equipment and technology to support greater sales growth. Freight costs were also higher, as driver shortages pushed up shipping rates.

Interest Expense, Net

Interest expense, net decreased 9% compared to the second quarter of 2013, including a 4% decrease in interest expense related to borrowings. Our weighted average effective interest rate decreased to 1.9% for the second quarter of 2014 from 2.4% for the second quarter of 2013 on higher average outstanding debt of $366.9 million versus $283.9 million for the respective periods. The decrease in our effective interest rate compared to last year reflects the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than our Credit Facility.

Income Taxes

Our effective income tax rate was 38.8% for the three months ended June 30, 2014 compared to 39.5% for the three months ended June 30, 2013. The lower rate reflects our estimates for improved results in 2014 compared to 2013 for certain of our international entities for which we have recorded full valuation allowances on net operating losses.

Net Income and Earnings Per Share

Net income for the second quarter of 2014 increased 11% to $73.9 million compared to the second quarter of 2013. Earnings per diluted share was $1.61 for the second quarter of 2014, an increase of $0.22, or 16%, per diluted share over the same period of 2013. Earnings per share for the quarter also included an accretive impact of close to $0.02 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2014	2013	2014	2013	2014	2013
Net sales	$1,245,828	$1,159,416	$8,756	$1,338	$1,254,584	$1,160,754

Gross profit	358,158	332,552	2,918	375	361,076	332,927
Gross margin	28.7%	28.7%	33.3%	28.0%	28.8%	28.7%

Operating expenses	227,373	213,526	2,558	476	229,931	214,002
Expenses as a % of net sales	18.3%	18.4%	29.2%	35.6%	18.3%	18.4%

Operating income (loss)	130,785	119,026	360	(101)	131,145	118,925
Operating margin	10.5%	10.3%	4.1%	(7.5)%	10.5%	10.2%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
DFW Stone Supply, LLC	March 2014	2	March - June 2014
Atlantic Chemical & Aquatics Inc.	February 2014	2	February - June 2014
B. Shapiro Supply, LLC	May 2013	1	January - June 2014 and May - June 2013
Swimming Pool Supply Center, Inc.	March 2013	1	January - May 2014 and March - May 2013

(1)	We acquired certain distribution assets of each of these companies.
For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2013, please refer to page 12 under the heading “Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013”.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2014	2013	Change
Net sales	$1,254.6	$1,160.8	$93.8	8%

Net sales for the first half of 2014 increased 8% compared to the same period last year, despite not having the expected benefit of a return to normal seasonal weather patterns. Base business sales growth of 7% in the first half of 2014 included an 8% increase from swimming pool product sales and a 6% increase from landscape and irrigation product sales.

The overall base business sales increase also reflects the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains attributed to continued improvements in customer service levels;

•	an increase in customer early buy purchases; and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 21% compared to the first half of 2013. Collectively these products accounted for approximately 9% of our total sales. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by close to 11% compared to the first half of 2013. Chemical sales increased by 3% while chemical pricing remained relatively flat.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2014	2013	Change
Gross profit	$361.1	$332.9	$28.2	8%
Gross margin	28.8%	28.7%

Gross margin for the first half of 2014 exhibited a 10 basis point improvement compared to the first half of last year. We believe our concerted efforts related to pricing, inventory management and sales execution offset the unfavorable gross margin impact of first quarter 2014 customer early buy activity. Purchases included in customer early buys are primarily comprised of lower margin discretionary products and include applicable discounts.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2014	2013	Change
Operating expenses	$229.9	$214.0	$15.9	7%
Operating expenses as a % of net sales	18.3%	18.4%

Operating expenses increased 7% in the first half of 2014 compared to the same period in 2013, with base business operating expenses up 6%. This increase primarily reflects the following (listed in order of magnitude):

•	additional performance-based incentive compensation expense recorded in 2014, which reflects comparatively better results versus performance targets this year compared to last;

•	increased infrastructure investments such as additional personnel and expenses related to equipment and technology to support greater sales growth;

•	higher outside professional fees;

•	higher freight costs; and

•	increased costs due to the expansion in 2014 of our annual retail marketing event.

Interest Expense, Net

Interest expense, net for the first six months of 2014 was consistent with the first six months of 2013. Our weighted average effective interest rate decreased to 2.0% for the first six months of 2014 from 2.5% for the same period of 2013 on higher average outstanding debt of $322.6 million versus $264.5 million for the respective periods. The decrease in our effective interest rate compared to last year reflects the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than under our Credit Facility.

Income Taxes

Our effective income tax rate was 38.8% for the six months ended June 30, 2014 compared to 39.3% for the six months ended June 30, 2013.  The lower rate reflects our estimates for improved results in 2014 versus 2013 for certain of our international locations for which we have recorded full valuation allowances on net operating losses.

Net Income and Earnings Per Share

Earnings per share for the first six months of 2014 increased 15% to $1.69 per diluted share on net income of $78.1 million, compared to $1.47 per diluted share on net income of $70.0 million in the comparable 2013 period. Earnings per share for the first six months also included an accretive impact of approximately $0.01 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities.

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

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because payments due under extended payment terms offered by our suppliers typically are payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

The following table presents certain unaudited quarterly data for the first and second quarter of 2014, the four quarters of 2013 and the third and fourth quarters of 2012.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2014		2013				2012
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$848,240	$406,344	$340,789	$578,157	$790,392	$370,362	$306,818	$528,027
Gross profit	246,976	114,100	95,793	162,557	228,166	104,761	88,938	151,501
Operating income (loss)	122,499	8,646	(6,814)	53,375	111,993	6,932	(10,297)	41,011
Net income (loss)	73,863	4,188	(4,975)	32,332	66,533	3,440	(7,997)	21,375

Balance Sheet Data
Total receivables, net	$306,500	$211,107	$125,287	$180,898	$281,064	$188,294	$113,859	$174,385
Product inventories, net	451,507	527,304	429,197	365,596	424,679	494,321	400,308	349,325
Accounts payable	233,549	370,002	214,596	142,777	239,976	338,026	199,787	163,543
Total debt	430,971	324,226	246,418	260,432	300,426	278,542	230,882	214,328

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

Cold and wet weather persisted through April and May 2014, particularly in Canada and the northern United States, limiting second quarter sales growth in many of our seasonal markets. Through May, late season snow impacted the Rocky Mountain region, while parts of the Midwest felt the impact of much-delayed thawing from winter and early spring snowfall. In contrast, the West experienced record warm temperatures in the second quarter, but severe drought conditions in parts of California and Arizona, which curbed substantial sales growth in these markets. Temperatures and rainfall were closer to normal in Texas and the Southeast United States during the second quarter, which provided some relief from the difficult conditions we faced in other areas.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by our Board of Directors (Board); and

•	repayment of debt or repurchase of our common stock.

As discussed further under the subheading Future Sources and Uses of Cash on page 20, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. Within the constraints of these metrics, we determine the timing and extent to which we will repurchase our common stock under Board authorized repurchase programs and/or repay our debt.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2014	2013
Operating activities	$(50,888)	$(32,978)
Investing activities	(16,437)	(11,659)
Financing activities	87,653	59,465

Cash used in operating activities during the first six months of 2014 was higher compared to the first six months of 2013 primarily due to vendor payment timing differences this year versus last. Cash used in investing activities for the first half of 2014 included $4.5 million of net payments to fund two acquisitions. The increase in cash provided by financing activities between periods primarily reflects an increase in net borrowings of $115.0 million, offset mostly by greater share repurchases and fewer proceeds from the issuance of common stock due to a decline in stock option exercises in the second quarter of 2014 versus 2013.

Future Sources and Uses of Cash

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

At June 30, 2014, there was $271.0 million outstanding and $190.3 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.

In May 2014, we entered into four forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility.  These new swap contracts will convert the Credit Facility’s variable interest rate to fixed rates of 2.520% on a notional amount of $25.0 million, 2.450% on a notional amount of $50.0 million, 2.339% on a notional amount of $50.0 million and 2.256% on a notional amount of $25.0 million. Each of these forward-starting swap contracts becomes effective on October 19, 2016 and terminates on September 20, 2018.

The weighted average effective interest rate for the Credit Facility as of June 30, 2014 was approximately 2.0%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2014, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2014, our average total leverage ratio equaled 1.48 (compared to 1.44 as of March 31, 2014) and the TTM average total debt amount used in this calculation was $296.7 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2014, our fixed charge ratio equaled 4.51 (compared to 4.31 as of March 31, 2014) and TTM Rental Expense was $49.4 million.

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

As amended on June 25, 2014, our Receivables Facility offers us a lower cost form of financing, with a peak seasonal funding capacity of up to $120.0 million between March 1 and August 31 and up to $80.0 million between September 1 and February 28. Additional seasonal borrowing capacity of up to $40.0 million may be available between April 1 and July 31.

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

At June 30, 2014, there was $160.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

As of June 30, 2014, we were in compliance with all covenants and financial ratio requirements in our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2013 Annual Report on Form 10-K.

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

As of July 25, 2014, $106.9 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016 and will replace most existing revenue recognition guidance in U.S. GAAP. The guidance may be applied using either a retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial position or results of operations and related disclosures.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2014, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1-30, 2014	87,782	$57.97	87,782	$65,352,135
May 1-31, 2014	462,123	$58.04	421,772	$140,887,116
June 1-30, 2014	496,781	$57.71	496,436	$112,239,733
Total	1,046,686	$57.88	1,005,990

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 40,696 shares surrendered for this purpose in the second quarter of 2014.

(2)
In May 2014, our Board authorized an additional $100.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 25, 2014, $106.9 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 25.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2014.

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
10.1
Amendment No. 2 to the Receivables Purchase Agreement, dated as of June 25, 2014, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent
X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2014 and June 30, 2013;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2014 and June 30, 2013;

3.	Consolidated Balance Sheets at June 30, 2014, December 31, 2013 and June 30, 2013;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and June 30, 2013; and

5.	Notes to Consolidated Financial Statements.