Form 10-Q
period 2014-09-30
POOL CORP
filed 2014-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

As of October 24, 2014, there were 43,424,783 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2014

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	$615,536	$578,157	$1,870,120	$1,738,911
Cost of sales	439,292	415,600	1,332,800	1,243,427
Gross profit	176,244	162,557	537,320	495,484
Selling and administrative expenses	117,787	109,182	347,718	323,184
Operating income	58,457	53,375	189,602	172,300
Interest expense, net	1,864	1,544	5,691	5,239
Income before income taxes and equity earnings (loss)	56,593	51,831	183,911	167,061
Provision for income taxes	21,711	19,496	71,111	64,808
Equity earnings (loss) in unconsolidated investments	76	(3)	209	52
Net income	34,958	32,332	113,009	102,305
Less: net income attributable to noncontrolling interest	(122)	—	(122)	—
Net income attributable to Pool Corporation	$34,836	$32,332	$112,887	$102,305

Earnings per share:
Basic	$0.80	$0.70	$2.53	$2.20
Diluted	$0.78	$0.68	$2.47	$2.14
Weighted average shares outstanding:
Basic	43,756	46,380	44,563	46,475
Diluted	44,864	47,598	45,730	47,720

Cash dividends declared per common share	$0.22	$0.19	$0.63	$0.54

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$34,958	$32,332	$113,009	$102,305
Other comprehensive income (loss):
Foreign currency translation adjustments	(2,216)	(128)	(2,671)	(361)
Change in unrealized gains and losses on interest rate swaps, net of tax of $(399), $187, $(260) and $(582)	625	(291)	407	913
Total other comprehensive income (loss)	(1,591)	(419)	(2,264)	552
Comprehensive income	33,367	31,913	110,745	102,857
Less: comprehensive income attributable to noncontrolling interest	(13)	—	(13)	—
Comprehensive income attributable to Pool Corporation	$33,354	$31,913	$110,732	$102,857

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2014	2013	2013 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$14,455	$24,222	$8,006
Receivables, net	69,847	180,898	45,138
Receivables pledged under receivables facility	137,318	—	80,149
Product inventories, net	414,331	365,596	429,197
Prepaid expenses and other current assets	10,561	9,474	9,802
Deferred income taxes	5,378	3,742	5,457
Total current assets	651,890	583,932	577,749

Property and equipment, net	57,260	51,537	52,328
Goodwill	174,607	169,983	171,974
Other intangible assets, net	12,433	10,390	10,196
Equity interest investments	1,289	1,112	1,243
Other assets, net	11,757	9,920	10,271
Total assets	$909,236	$826,874	$823,761

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$154,511	$142,777	$214,596
Accrued expenses and other current liabilities	75,222	64,737	49,301
Current portion of long-term debt and other long-term liabilities	2,618	15	9
Total current liabilities	232,351	207,529	263,906

Deferred income taxes	19,934	15,463	19,108
Long-term debt	391,120	260,432	246,418
Other long-term liabilities	10,027	7,619	8,147
Total liabilities	653,432	491,043	537,579

Redeemable noncontrolling interest	3,144	—	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,352,818, 46,068,927 and 45,378,785 shares issued and outstanding at September 30, 2014, September 30, 2013 and December 31, 2013, respectively	43	46	45
Additional paid-in capital	329,588	305,831	310,503
Retained (deficit) earnings	(77,619)	29,536	(27,278)
Accumulated other comprehensive income	648	418	2,912
Total stockholders’ equity	252,660	335,831	286,182
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$909,236	$826,874	$823,761
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2014	2013
Operating activities
Net income	$113,009	$102,305
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	10,749	9,716
Amortization	1,075	922
Share-based compensation	6,854	6,090
Excess tax benefits from share-based compensation	(4,141)	(4,367)
Equity earnings in unconsolidated investments	(209)	(52)
Other	(727)	(194)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(79,891)	(65,638)
Product inventories	19,262	34,709
Prepaid expenses and other assets	(1,212)	1,063
Accounts payable	(61,544)	(57,641)
Accrued expenses and other current liabilities	33,995	26,933
Net cash provided by operating activities	37,220	53,846

Investing activities
Acquisition of businesses, net of cash acquired	(9,381)	(1,244)
Purchase of property and equipment, net of sale proceeds	(14,687)	(14,407)
Other investments, net	133	76
Net cash used in investing activities	(23,935)	(15,575)

Financing activities
Proceeds from revolving line of credit	658,720	596,642
Payments on revolving line of credit	(542,018)	(567,092)
Proceeds from asset-backed financing	121,600	—
Payments on asset-backed financing	(93,600)	—
Proceeds from long-term debt and other long-term liabilities	1,621	—
Payments on long-term debt and other long-term liabilities	—	(10)
Payments of deferred financing costs	(7)	(754)
Excess tax benefits from share-based compensation	4,141	4,367
Proceeds from stock issued under share-based compensation plans	8,090	19,040
Payments of cash dividends	(28,075)	(25,120)
Purchases of treasury stock	(135,155)	(53,027)
Net cash used in financing activities	(4,683)	(25,954)
Effect of exchange rate changes on cash and cash equivalents	(2,153)	(558)
Change in cash and cash equivalents	6,449	11,759
Cash and cash equivalents at beginning of period	8,006	12,463
Cash and cash equivalents at end of period	$14,455	$24,222

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

On July 31, 2014, we completed the purchase of a 60% interest in Pool Systems Pty. Ltd. (PSL), an Australian company. We accounted for this acquisition using the acquisition method of accounting. The purchase constitutes a controlling interest in the acquired company, which requires us to consolidate PSL's financial position and results of operations from the date of acquisition.

The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. All significant intercompany accounts and intercompany transactions have been eliminated.

A description of our significant accounting policies is included in our 2013 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2014 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2014.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit).   As of September 30, 2014, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $814.3 million and cumulative dividends of $265.4 million.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income attributable to Pool Corporation by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of other share-based awards.  Stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because their effect is anti-dilutive.

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net income	$34,958	$32,332	$113,009	$102,305
Less: net income attributable to noncontrolling interest	(122)	—	(122)	—
Net income attributable to Pool Corporation	$34,836	$32,332	$112,887	$102,305

Weighted average shares outstanding:
Basic	43,756	46,380	44,563	46,475
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,108	1,218	1,167	1,245
Diluted	44,864	47,598	45,730	47,720

Earnings per share:
Basic	$0.80	$0.70	$2.53	$2.20
Diluted	$0.78	$0.68	$2.47	$2.14

Anti-dilutive stock options excluded from diluted earnings per share computations	169	—	169	—

Note 3 – Acquisitions

In July 2014, we purchased a 60% controlling interest in PSL, a distributor of swimming pool and spa equipment, accessories and leisure products, with one sales center located in Brisbane, Australia. As part of this transaction, PSL acquired Niagara Pool Supplies (Niagara), a distributor of pool products, with two sales centers in New South Wales, Australia. In addition to the cash consideration paid, we recorded contingent consideration related to a potential future payout (based on PSL's fiscal 2015 earnings), which is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.

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

Note 4 – Fair Value Measurements and Interest Rate Swaps

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts and contingent consideration related to our recent acquisition.

Level 2

For determining the fair value of our interest rate swap contracts, we use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

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

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first nine months of 2014 and 2013.

The table below presents the estimated fair value of our interest rate swap contracts and our forward-starting interest rate swap contracts (in thousands):

	Fair Value at
	September 30,
Level 2	2014	2013
Unrealized Gains on Interest Rate Swaps	$196	$—
Unrealized Losses on Interest Rate Swaps	$(1,239)	$(1,909)

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

Level 3

As of September 30, 2014, our Consolidated Balance Sheets reflect $0.2 million in Accrued expenses and other current liabilities for contingent consideration related to a potential future payout for the PSL acquisition. In determining this estimate, we applied an income approach using a probability-weighted model of possible outcomes based on our estimates of fiscal 2015 earnings for PSL (Level 3 inputs as defined in the accounting guidance).

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

Note 5 – Debt

The table below presents the components of our debt at September 30, 2014 and September 30, 2013 (in thousands):

	September 30,
	2014	2013
Variable rate debt
Current portion:
Australian Seasonal Credit Facility	$2,618	$—

Long-term portion:
Revolving Credit Facility	311,120	260,432
Receivables Securitization Facility	80,000	—
Total debt	$393,738	$260,432

PSL utilizes the Australian Seasonal Credit Facility to supplement working capital needs during its peak season, which runs from July to March.  The arrangement provides a borrowing capacity of A$3.0 million, and any amounts outstanding must be repaid by April 1.

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

Note 6 – Redeemable Noncontrolling Interest

As discussed in Note 3 - Acquisitions, in July 2014, we purchased a controlling interest in PSL. Included in the transaction documents is a put/call option deed that grants us an option to purchase the shares held by the noncontrolling interest, and grants the holder of the noncontrolling interest an option to require us to purchase its shares in one or two transactions. The put/call option deed in this transaction is considered an equity contract and therefore a financial instrument under the accounting guidance. In applying the guidance for this transaction, we have determined that the financial instrument is embedded in the noncontrolling interest. As a public company, we are required to classify the noncontrolling interest and the embedded financial instrument as redeemable noncontrolling interest in a separate section of our Consolidated Balance Sheets, between liabilities and equity.

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at September 30, 2014.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

September 30, 2014
Redeemable noncontrolling interest, beginning of period	$—
Acquisition date value of noncontrolling interest	3,131
Net income attributable to noncontrolling interest	122
Other comprehensive loss attributable to noncontrolling interest	(109)
Redeemable noncontrolling interest, end of period	$3,144

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

OVERVIEW

Financial Results

We finished the third quarter with record results. Our sales benefited from the continuing demand for discretionary products that create and enhance outdoor living areas. Building materials, tile and lighting showed double-digit sales growth again this quarter. As we wrap up the 2014 season, our solid results reflect the depth of our product offerings backed by our knowledge and our ability to provide exceptional service - a critical factor for our customers.

Net sales for the quarter ended September 30, 2014 increased 6% compared to the third quarter of 2013, with base business sales up 5% for the period. Consistent with the first half of the year, replacement and remodel activity continued to drive sales growth.

Gross profit for the third quarter of 2014 increased 8% versus the same period in 2013. Gross profit as a percentage of net sales (gross margin) improved 50 basis points to 28.6% in the third quarter of 2014, reflecting our initiatives to spur margin improvements.

Selling and administrative expenses (operating expenses) increased 8% in the third quarter of 2014 compared to the same period in 2013, with base business operating expenses up 6% for the period. This increase includes higher performance-based incentive compensation expense in 2014 due to comparatively better results versus performance targets this year compared to last, greater employee insurance expense, increased freight costs and continued increases in infrastructure investments such as additional personnel and expenses related to equipment and technology to support sales growth.

Operating income for the quarter increased 10% compared to the same period in 2013. Operating income as a percentage of net sales (operating margin) was 9.5% for the third quarter of 2014 compared to 9.2% for the same period in 2013.

Net income attributable to Pool Corporation increased 8% to $34.8 million in the third quarter of 2014 compared to the same period last year. Earnings per share increased by $0.10, or 15%, to $0.78 per diluted share for the three months ended September 30, 2014.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 15% from September 30, 2013. Excluding recent acquisitions, total net receivables increased 12%, reflecting an extra day in our September billing cycle compared to last year, as well as third quarter 2014 sales growth. Our receivables quality remains high, with days sales outstanding (DSO), as calculated on a trailing twelve month basis, of 28.5 days at September 30, 2014 compared to 28.3 days at September 30, 2013. Our allowance for doubtful accounts balance was $4.3 million at September 30, 2014 compared to $4.5 million at September 30, 2013.

Net inventory levels increased 13% to $414.3 million at September 30, 2014.  Excluding recent acquisitions, net inventory levels increased 12% compared to September 30, 2013. This increase reflects greater levels of opportunistic buying in the third quarter, as well as differences in the timing of inventory receipts last year. The inventory reserve was $8.3 million at September 30, 2014 and $8.7 million at September 30, 2013. Our inventory turns, as calculated on a trailing twelve month basis, were 3.4 times at both September 30, 2014 and September 30, 2013.

Total debt outstanding of $393.7 million at September 30, 2014 increased 51% compared to September 30, 2013 primarily to fund greater share repurchases in 2014 versus 2013 and also due to timing differences in the inventory purchase and payment cycle.

Current Trends and Outlook

For a detailed discussion of trends through 2013, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2013 Annual Report on Form 10-K.
As we enter our seasonally slow fourth quarter, we remain on target with our earnings projections determined at the onset of the year. For 2014, we expect sales and gross profit growth rates in the mid- to upper-single digits and sales of refurbishment and replacement related products to continue to grow at higher rates than sales of maintenance and other non-discretionary products. We project slight gross margin improvement for the full year 2014 compared to 2013.
We expect moderate base business operating expense growth in the fourth quarter. Although we anticipate overall 2014 performance-based compensation expense will be higher than 2013, we believe fourth quarter 2014 performance-based compensation expense will be lower compared to the same period last year. This expectation is based on the seasonality of our earnings and last year’s strong fourth quarter results relative to the rest of 2013.
For the full year 2014, we project our effective income tax rate will approximate 38.5% to 39.0%. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. The fourth quarter effective income tax rate is typically slightly above the full year rate.
We have tightened our 2014 earnings guidance to a range of $2.38 to $2.43 per diluted share from the $2.35 to $2.45 per diluted share guidance range provided at the beginning of the year. We expect cash provided by operations will be in line with net income for the full year 2014.

RESULTS OF OPERATIONS
As of September 30, 2014, we conducted operations through 329 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.4	71.9	71.3	71.5
Gross profit	28.6	28.1	28.7	28.5
Operating expenses	19.1	18.9	18.6	18.6
Operating income	9.5	9.2	10.1	9.9
Interest expense, net	0.3	0.3	0.3	0.3
Income before income taxes and equity earnings (loss)	9.2%	9.0%	9.8%	9.6%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings (loss).

We have included the results of operations from acquisitions in 2014 and 2013 in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Net sales	$607,469	$577,731	$8,067	$426	$615,536	$578,157

Gross profit	173,461	162,440	2,783	117	176,244	162,557
Gross margin	28.6%	28.1%	34.5%	27.5%	28.6%	28.1%

Operating expenses	115,175	109,019	2,612	163	117,787	109,182
Expenses as a % of net sales	19.0%	18.9%	32.4%	38.3%	19.1%	18.9%

Operating income (loss)	58,286	53,421	171	(46)	58,457	53,375
Operating margin	9.6%	9.2%	2.1%	(10.8)%	9.5%	9.2%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Systems Pty. Ltd.	July 2014	3	August - September 2014
DFW Stone Supply, LLC (1)	March 2014	2	July - September 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	July - September 2014
B. Shapiro Supply, LLC (1)	May 2013	1	July 2014 and July 2013

(1)	We acquired certain distribution assets of each of these companies.
When calculating our base business results, we exclude sales centers that are acquired, closed or opened in new markets, for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below identifies the changes in the number of sales centers during the first nine months of 2014:

December 31, 2013	321
Acquired locations	7
New locations	2
Consolidated locations	(1)
September 30, 2014	329

Net Sales

	Three Months Ended
	September 30,
(in millions)	2014	2013	Change
Net sales	$615.5	$578.2	$37.3	6%

Net sales for the third quarter of 2014 increased 6% compared to the third quarter of 2013, with base business sales up 5% for the period. Demand for discretionary products that create and enhance outdoor living areas continued to drive our base business sales growth.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains attributed to continued improvements in customer service levels and strong execution in our largest year-round markets, which generated sales growth of 8% during the quarter;

•	lower seasonal market sales growth of 3%, a consequence of cooler temperatures and lower than normal pool use, thus less need for pool maintenance and repair products during the third quarter; and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 19% compared to the third quarter of 2013. Collectively, these products accounted for approximately 9% of our total sales for the quarter. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 9% compared to the third quarter of 2013. Chemical sales increased by 2% while chemical pricing remained relatively flat.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2014	2013	Change
Gross profit	$176.2	$162.6	$13.6	8%
Gross margin	28.6%	28.1%

Gross margin for the third quarter of 2014 improved approximately 50 basis points compared to the third quarter of 2013. We believe our ongoing efforts to spur margin improvements contributed to this increase, along with some favorable benefits from product mix, including the impact from recent acquisitions.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2014	2013	Change
Operating expenses	$117.8	$109.2	$8.6	8%
Operating expenses as a % of net sales	19.1%	18.9%

Operating expenses increased 8% in the third quarter of 2014 compared to the third quarter of 2013, with base business operating expenses up 6% for the period. This increase includes higher performance-based incentive compensation expense in 2014 due to comparatively better results versus performance targets this year compared to last, greater employee insurance expense, increased freight costs and continued increases in infrastructure investments such as additional personnel and expenses related to equipment and technology to support sales growth.

Interest Expense, Net

Interest expense, net increased 21% compared to the third quarter of 2013. Our weighted average effective interest rate decreased to 1.8% for the third quarter of 2014 from 2.4% for the third quarter of 2013 on higher average outstanding debt of $392.4 million versus $262.3 million for the respective periods. The decrease in our effective interest rate compared to last year reflects the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than our Credit Facility. Our outstanding debt increased primarily to fund greater share repurchases in 2014 versus 2013 and also due to timing differences in the inventory purchase and payment cycle.

Income Taxes

Our effective income tax rate was 38.4% for the three months ended September 30, 2014 compared to 37.6% for the three months ended September 30, 2013. This difference primarily reflects changes in discrete items recorded upon the filing of our income tax returns.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the third quarter of 2014 increased 8% to $34.8 million compared to the third quarter of 2013. Earnings per diluted share was $0.78 for the third quarter of 2014, an increase of $0.10, or 15%, per diluted share over the same period of 2013. Earnings per share for the quarter also included an accretive impact of almost $0.03 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2014	2013	2014	2013	2014	2013
Net sales	$1,853,294	$1,737,147	$16,826	$1,764	$1,870,120	$1,738,911

Gross profit	531,624	494,991	5,696	493	537,320	495,484
Gross margin	28.7%	28.5%	33.9%	27.9%	28.7%	28.5%

Operating expenses	342,532	322,546	5,186	638	347,718	323,184
Expenses as a % of net sales	18.5%	18.6%	30.8%	36.2%	18.6%	18.6%

Operating income (loss)	189,092	172,445	510	(145)	189,602	172,300
Operating margin	10.2%	9.9%	3.0%	(8.2)%	10.1%	9.9%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Systems Pty. Ltd.	July 2014	3	August - September 2014
DFW Stone Supply, LLC (1)	March 2014	2	March - September 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	February - September 2014
B. Shapiro Supply, LLC (1)	May 2013	1	January - July 2014 and May - July 2013
Swimming Pool Supply Center, Inc. (1)	March 2013	1	January - May 2014 and March - May 2013

(1)	We acquired certain distribution assets of each of these companies.
For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2013, please refer to page 13 under the heading Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2014	2013	Change
Net sales	$1,870.1	$1,738.9	$131.2	8%

Net sales for the first nine months of 2014 increased 8% compared to the same period last year, despite not having the expected benefit of a return to normal seasonal weather patterns. After last year's late start to the pool season, we anticipated a comparative benefit from more favorable weather conditions in 2014, but this expectation did not materialize due to prolonged cold and wet weather in many of our seasonal markets, particularly Canada and the northern United States. As a result, the timing of 2014 pool openings in many of those areas was similar to 2013. Through the third quarter of 2014, base business net sales increased 7% compared to last year, including 8% from our largest, year-round markets and 5% from our seasonal markets.

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

Sales of building materials and tile grew by 21% compared to the first nine months 2013. Collectively, these products accounted for approximately 9% of our total sales. Our continued strong growth in building materials primarily reflects market share growth with our expansion of stocking locations and broader product offerings as well as the partial recovery in pool remodeling. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 10% compared to the first nine months of 2013. Chemical sales increased by close to 3% while chemical pricing remained relatively flat.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2014	2013	Change
Gross profit	$537.3	$495.5	$41.8	8%
Gross margin	28.7%	28.5%

Gross margin for the nine months ended September 30, 2014 showed a 20 basis point improvement compared to the same period last year. We believe our efforts in several key areas contributed to this improvement. Favorable product mix due to higher building materials sales growth rates and a reduction in equipment sales growth rates compared to last year also added some benefit given comparatively lower margins on heaters, pumps, lighting and filters. The unfavorable gross margin impact of first quarter 2014 customer early buys somewhat offset these benefits. Purchases included in customer early buys are primarily comprised of lower margin discretionary products and include applicable discounts.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2014	2013	Change
Operating expenses	$347.7	$323.2	$24.5	8%
Operating expenses as a % of net sales	18.6%	18.6%

Operating expenses increased 8% in the first nine months of 2014 compared to the same period in 2013, with base business operating expenses up 6%. This increase primarily reflects the following (listed in order of magnitude):

•	additional performance-based incentive compensation expense recorded in 2014 due to comparatively better results versus performance targets this year compared to last;

•	increased infrastructure investments such as additional personnel and expenses related to equipment and technology to support sales growth;

•	higher outside professional fees;

•	higher freight costs; and

•	increased costs due to the expansion in 2014 of our annual retail marketing event.

Interest Expense, Net

Interest expense, net for the first nine months of 2014 increased 9% compared to the same period last year. Our weighted average effective interest rate decreased to 1.9% for the first nine months of 2014 from 2.5% for the same period of 2013 on higher average outstanding debt of $345.8 million versus $263.8 million for the respective periods. The decrease in our effective interest rate compared to last year reflects the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than under our Credit Facility.

Income Taxes

Our effective income tax rate was 38.7% for the nine months ended September 30, 2014, consistent with the rate of 38.8% for the nine months ended September 30, 2013.

Net Income and Earnings Per Share

Earnings per share for the first nine months of 2014 increased 15% to $2.47 per diluted share on Net income attributable to Pool Corporation of $112.9 million, compared to $2.14 per diluted share on Net income attributable to Pool Corporation of $102.3 million in the comparable 2013 period. Earnings per share for the first nine months also included an accretive impact of approximately $0.04 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2014, the four quarters of 2013 and the fourth quarter of 2012.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2014			2013				2012
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$615,536	$848,240	$406,344	$340,789	$578,157	$790,392	$370,362	$306,818
Gross profit	176,244	246,976	114,100	95,793	162,557	228,166	104,761	88,938
Operating income (loss)	58,457	122,499	8,646	(6,814)	53,375	111,993	6,932	(10,297)
Net income (loss)	34,958	73,863	4,188	(4,975)	32,332	66,533	3,440	(7,997)

Balance Sheet Data
Total receivables, net	$207,165	$306,500	$211,107	$125,287	$180,898	$281,064	$188,294	$113,859
Product inventories, net	414,331	451,507	527,304	429,197	365,596	424,679	494,321	400,308
Accounts payable	154,511	233,549	370,002	214,596	142,777	239,976	338,026	199,787
Total debt	393,738	430,971	324,226	246,418	260,432	300,426	278,542	230,882

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

In the third quarter of 2014, parts of the Northeast and substantially all of the Southeast and central portions of the United States experienced cooler than normal temperatures, while the West Coast and Florida experienced above average heat. Despite rainfall during the quarter, severe drought conditions continued to afflict California. Drought conditions also developed in Texas and the Southeast, while the Southwest accumulated significant rainfall.

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

As discussed further under the subheading Future Sources and Uses of Cash on page 21, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. Within the constraints of these metrics, we determine the timing and extent to which we will repurchase our common stock under Board authorized repurchase programs and/or repay our debt.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2014	2013
Operating activities	$37,220	$53,846
Investing activities	(23,935)	(15,575)
Financing activities	(4,683)	(25,954)

Cash provided by operating activities during the first nine months of 2014 was lower than the first nine months of 2013 primarily due to working capital increases as of September 30, 2014 versus last year. The increase in our accounts receivable balance reflects recent acquisitions, an extra billing day in September 2014 versus the same period last year and 2014 sales growth. Secondly, the increase in total inventories reflects greater opportunistic purchases in the third quarter, as well as last year's timing differences in inventory receipts and payments.

Cash used in investing activities for the first nine months of 2014 included $9.4 million of net payments to fund three acquisitions. The decrease in cash used in financing activities between periods reflects an increase in net borrowings of $116.8 million. This was offset by an increase in cash used for share repurchases over last year and the impact of a decline in proceeds from the issuance of common stock due to fewer stock option exercises in the second and third quarters of 2014 versus 2013.
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
At September 30, 2014, there was $311.1 million outstanding and $150.1 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.
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
The weighted average effective interest rate for the Credit Facility as of September 30, 2014 was approximately 1.8%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2014, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2014, our average total leverage ratio equaled 1.60 (compared to 1.48 as of June 30, 2014) and the TTM average total debt amount used in this calculation was $329.8 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2014, our fixed charge ratio equaled 4.56 (compared to 4.51 as of June 30, 2014) and TTM Rental Expense was $49.7 million.

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

As amended on October 24, 2014, our Receivables Facility offers us a lower cost form of financing, with a peak funding capacity of up to $140.0 million between May 1 and June 30 and other funding capacities of up to $70.0 million between October 1 and February 28 and up to $120.0 million between March 1 and April 30 and between July 1 and September 30. An additional seasonal borrowing capacity of up to $40.0 million may be available between April 1 and July 31.
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
At September 30, 2014, there was $80.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.
As of September 30, 2014, we were in compliance with all covenants and financial ratio requirements in our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2013 Annual Report on Form 10-K.
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
As of October 24, 2014, $64.5 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity's contracts with customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016 and will replace most existing revenue recognition guidance in U.S. GAAP. The guidance may be applied using either a retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial position, results of operations and related disclosures.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2014, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2014:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1-31, 2014	180,000	$56.50	180,000	$102,069,630
August 1-31, 2014	378,200	$55.17	378,200	$81,202,656
September 1-30, 2014	276,500	$55.60	276,500	$65,830,214
Total	834,700	$55.60	834,700

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the third quarter of 2014.

(2)
In May 2014, our Board authorized an additional $100.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 24, 2014, $64.5 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 26.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2014.

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
10.1
Fifth Amendment to Credit Agreement, dated as of July 25, 2014, among Pool Corporation, as US Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP Pool B.V., as Dutch Borrower, the Lenders and Wells Fargo Bank, National Association, as Administrative Agent
X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2014 and September 30, 2013;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2014 and September 30, 2013;

3.	Consolidated Balance Sheets at September 30, 2014, December 31, 2013 and September 30, 2013;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2014 and
September 30, 2013; and

5.	Notes to Consolidated Financial Statements.