Form 10-K
period 2014-12-31
POOL CORP
filed 2015-02-26
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2014 was $2,378,059,318.
As of February 20, 2015, there were 43,619,932 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 26, 2015 for the
Annual Meeting to be held on May 6, 2015, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2014, we operated 328 sales centers in North America, Europe, South America and Australia through our four distribution networks:

•	SCP Distributors (SCP);

•	Superior Pool Products (Superior);

•	Horizon Distributors (Horizon); and

•	National Pool Tile (NPT).

Beginning in 2014, we identified NPT as a separate distribution network. Through this network, we sell specialized products under the NPT brand including tile, decking materials and interior pool finishes, as well as hardscape and natural stone products. Please refer to our “Business Strategy and Growth” section below for more detailed information regarding the development of our NPT distribution network.

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

The following tables reflect growth in the domestic installed base of in-ground and above-ground swimming pools over the past 11 years (based on Company estimates and information from 2014 P.K. Data, Inc. reports):
The replacement and refurbishment market currently accounts for close to 30% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling, is based on the aging of the installed base of pools. The timing of these types of expenditures is more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.

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

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to a more than 30% decline in replacement and refurbishment activities. While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 60,000 new units in 2014, construction levels are still down more than 70% compared to peak levels in 2005 and down approximately 60% from what we consider normal levels.

The rebound in our base business sales growth began in 2010 and reflects continued improvement in consumer discretionary expenditures and higher replacement activities, largely supported by improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion. We estimate the industry grew 3% to 5% each year from 2010 to 2012. In 2013, we estimate industry growth dipped temporarily to approximately 1% to 2% given the impact of adverse weather on seasonal markets, and then returned to 3% to 5% in 2014. While unseasonably cool weather impacted the industry again in 2014, the impact was not quite as widespread, nor as severe.

Going forward, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for gradually normalized new pool and irrigation construction levels. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential investment, especially in outdoor lifestyle products. We expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 4% to 7% over this time period before reverting back to 3% to 4% annual growth over the longer term. As current economic trends indicate that consumer spending has begun to slowly recover and that construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

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

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include media advertising, industry-oriented website development such as www.swimmingpool.com®, public relations campaigns and other online marketing initiatives including social media.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business including site selection, store layout and design, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. We also act as a day to day resource by offering product and market expertise to serve our customers’ unique needs.

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

Beginning in early 2000, we significantly increased the breadth of our product offerings outside our traditional pool distribution business. These complementary products included building materials used for pool construction, installations and remodeling, such as concrete and pool surfacing and decking materials. With our March 2008 acquisition of National Pool Tile Group, Inc., we added a market leading brand of pool tile and composite pool finish products, and gained a position in a wider market. Over the last five years, to increase operating efficiency, we consolidated and repositioned NPT standalone sales centers and established NPT showcases within certain existing sales centers. In addition to our 12 standalone NPT sales centers, we currently have over 80 SCP and Superior sales centers that feature consumer showrooms where swimming pool dealers and homeowners can view and select pool components including tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products.

We feel the growth opportunities for the NPT network closely align with those of our other networks, as we see continued opportunity to expand under the NPT name both organically and through acquisitions. We also expect potential expansion of the network by broadening our product range and sourcing capabilities. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation/landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. While we are currently enjoying an expanding economy and improving housing market, which help fuel demand for these products, this business is more sensitive to these external market factors compared to our business overall.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers.  Given the more stabilized external environment, we have increased our focus on new sales center openings, including satellite locations that enable us to more effectively serve customers in existing markets. Since the beginning of 2012, we have opened 16 new sales centers (net of sales center closings and consolidations), including 3 new sales centers opened in 2014. We expect to open between 7 and 9 new sales centers in 2015. Since the beginning of 2012, we have completed 8 acquisitions consisting of 14 sales centers (net of sales center closings and consolidations within one year of acquisition).  The acquired locations include 5 sales centers added to our SCP network and 2 sales centers added to our NPT network in 2014.  We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically, including the period between 2007 and 2009 when our industry contracted. Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  We estimate that annual price inflation was consistent with the historical average between 2012 and 2014. We anticipate price inflation will vary some by product lines, but will approximate the long-term average overall in 2015.

Customers and Products

We serve over 100,000 customers. In 2014, sales to our largest 100 customers collectively accounted for approximately 8% of our sales. We approximate that our largest 1,000 customers represented only 25% of our sales. Notably, 98% of our customers are small, family-owned businesses with relatively limited capital resources. These core customers generated a large majority of our sales in 2014. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores, and specialty and internet retailers.

We sell our products primarily to the following types of customers:

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

We conduct our operations through 328 sales centers in North America, Europe, South America and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Florida, Texas and Arizona, collectively representing approximately 52% of our 2014 net sales.  In 2014, we generated close to 94% of our sales in North America, less than 6% in Europe and less than 1% in South America and Australia combined.

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

•
building materials used for pool installations and remodeling, such as concrete, plumbing and electrical components, both functional and decorative pool surfaces, decking materials, tile, hardscapes and natural stone; and

•
other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as spas, grills and components for outdoor kitchens.

We track and monitor the majority of our sales at the product level to provide support for sales and marketing efforts and for consideration in incentive plan programs.  We currently have over 500 product lines and over 50 product categories. Based on our 2014 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 13% in 2014, 14% in 2013 and 15% in 2012.  Chemical sales increased by 3% in 2014, although chemical pricing remained relatively flat. Chemical sales declined 1.5% in 2013, reflecting lower volume due to delayed pool openings compared to 2012 and flat pricing. While market share gains drove chemical volume growth of 4% in 2012, chemical sales growth did not keep pace with our overall sales growth due to lingering price deflation for certain chemical products in 2012. No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and

•	major refurbishment and replacement (partially discretionary).

In 2014, the sale of maintenance and minor repair products accounted for approximately 60% of our sales and gross profits while approximately 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. These components reflect a shift back toward more sales of major refurbishment and replacement products due to an ongoing recovery of these activities since levels reached a low point in 2009. Between 2005 and early 2010, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction. Prior to this industry downturn, just over 50% of our total sales and gross profits were related to maintenance and minor repair products.

Discretionary demand for products related to pool construction and remodeling has been an important factor in our historical base business sales growth.  While sales of these products declined between 2007 and 2009, we realized sales growth from 2010 to 2014 due to our ongoing expansion of these product offerings and the steady improvement in new construction, remodeling and economic trends. However, new pool construction remains approximately 70% below peak levels reached in 2005 and approximately 60% below what we believe to be normal levels. We continue to identify new related product categories and we typically introduce new categories each year in select markets.  We then evaluate the performance in these test markets and focus on those product categories that we believe exhibit the best long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

In recent years we have experienced product and customer mix changes, including a shift in consumer spending to higher value, lower margin products such as variable speed pumps, high efficiency heaters, LED lighting and irrigation and landscape equipment, which positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives and the building materials product initiatives discussed above will offset these declines and lead to somewhat flat gross margin trends over the next few years.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We distribute irrigation and landscape products through our Horizon network and hardscapes, tile, decking materials and interior pool finish products through our NPT network.  We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool marketplace primarily for two reasons:

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 19%, 11% and 7%, respectively, of the cost of products we sold in 2014.

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

Employees

We employed approximately 3,700 people at December 31, 2014. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks and patents, primarily for our Pool Corporation and Pool Systems Pty. Ltd. (PSL) branded products that are important to our current and future business operations. See Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for more information related to our 2014 PSL acquisition. We also own rights to numerous internet domain names.

Geographic Areas

The table below presents net sales by geographic region for the past three fiscal years (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$2,037,001	$1,895,226	$1,770,362
International	209,561	184,474	183,612
	$2,246,562	$2,079,700	$1,953,974

The table below presents net property and equipment by geographic region for the past three fiscal years (in thousands):

	December 31,
	2014	2013	2012
United States	$51,027	$48,294	$42,443
International	5,448	4,034	4,123
	$56,475	$52,328	$46,566

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

In economic downturns, the demand for swimming pool, irrigation and related outdoor lifestyle products may decline as discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction decline. Although maintenance products and repair and replacement equipment that must be purchased by pool owners to maintain existing swimming pools currently account for approximately 90% of net sales and gross profits related to our swimming pool business, the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbish activity. In addition, even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and irrigation systems. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Although we have seen improvement in more recent years, if these trends worsen, many consumers will likely not be able to obtain financing for pool and irrigation projects, which could negatively impact our sales of construction related products.

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

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 19%, 11% and 7%, respectively, of the costs of products we sold in 2014. A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers could also adversely affect our business. We dedicate considerable resources to promote the benefits and affordability of pool ownership, which we believe significantly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we compete against various regional and local distributors and, to a lesser extent, mass market retailers, large pool or landscape supply retailers and internet retailers. Outside of our industry, we compete with sellers of other leisure product alternatives, such as boats and motor homes, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Some geographic markets that we serve, particularly our four largest, higher density markets in California, Florida, Texas and Arizona, representing approximately 52% of our net sales in 2014, also tend to be more competitive than others.

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

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Since the beginning of 2012, we have opened 16 new sales centers (net of sales center closings and consolidations) and we have completed 8 acquisitions consisting of 14 sales centers (net of sales center closings and consolidations within one year of acquisition). While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2014, we generated approximately 65% of our net sales and 96% of our operating income in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

Our international operations, which accounted for 9.3% of our total net sales in 2014, expose us to certain additional risks, including:

•	difficulty in staffing international subsidiary operations;

•	different political and regulatory conditions;

•	currency fluctuations;

•	adverse tax consequences; and

•	dependence on other economies.

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we increase the number of Pool Corporation and PSL branded products we distribute, our exposure to potential liability claims may increase. The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China. Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

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

We rely on information technology systems to support our business operations. Any disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, financial reporting, collections and cost management.  Our ability to operate effectively on a day to day basis depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats.  We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

We have designed numerous procedures and protocols to mitigate these risks. We continually invest in information technology security and update our business continuity plan. However, the failure to maintain security over and prevent unauthorized access to our data, our customers’ personal information, including credit card information, or data belonging to our suppliers, could put us at a competitive disadvantage, result in damage to our reputation and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 54,800 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own three sales center facilities in Florida and one in Texas. We lease all of our other properties and the majority of our leases have three to seven year terms.

As of December 31, 2014, we had 11 leases with remaining terms longer than seven years that expire between 2022 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2014:

Network	12/31/13	New Locations	Consolidated Locations (2)	Acquired Locations (3)	12/31/14
SCP	155	2	—	—	157
Superior	64	1	(1)	—	64
Horizon	61	—	(1)	—	60
NPT (1)	10	—	—	2	12
Total Domestic	290	3	(2)	2	293
SCP International	31	—	(1)	5	35
Total	321	3	(3)	7	328

(1)
In 2014, we identified NPT as a separate network. We have reclassified 10 existing sales centers from our SCP and Superior networks to our NPT network as of December 31, 2013 for the purpose of this summary. Additionally, there are over 80 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

(2)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.

(3)
We completed two acquisitions in the United States, one acquisition in Canada and one acquisition in Australia in 2014. One of our U.S. acquisitions was completed on December 31, 2014, and we have not included the acquired sales center in our 2014 count, as there were no sales attributable to Pool Corporation in fiscal 2014. We do not plan to close or consolidate any of these acquired sales centers.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2014:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	24	20	17	4	65
Florida	33	6	4	1	44
Texas	18	5	10	4	37
Arizona	5	5	11	1	22
Georgia	6	2	—	1	9
Nevada	2	3	3	—	8
Tennessee	5	3	—	—	8
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
New York	6	—	—	—	6
Louisiana	5	—	—	—	5
New Jersey	3	2	—	—	5
Ohio	2	3	—	—	5
Pennsylvania	3	1	—	1	5
Colorado	1	1	2	—	4
Illinois	3	1	—	—	4
Indiana	2	2	—	—	4
Missouri	3	1	—	—	4
North Carolina	3	1	—	—	4
Oregon	1	—	3	—	4
South Carolina	3	1	—	—	4
Virginia	2	1	1	—	4
Idaho	1	—	2	—	3
Oklahoma	2	1	—	—	3
Arkansas	2	—	—	—	2
Kansas	2	—	—	—	2
Maryland	1	—	1	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Connecticut	1	—	—	—	1
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	157	64	60	12	293
International
Canada	15	—	—	—	15
France	5	—	—	—	5
Australia	3	—	—	—	3
Mexico	3	—	—	—	3
Portugal	2	—	—	—	2
United Kingdom	2	—	—	—	2
Belgium	1	—	—	—	1
Colombia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
Spain	1	—	—	—	1
Total International	35	—	—	—	35
Total	192	64	60	12	328

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. Litigation can be expensive and disruptive to normal business operations.

As previously disclosed, a number of purported anti-trust class action suits were filed against us in various United States District Courts in 2012.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  Three additional defendants include Hayward Industries, Inc., Pentair Water Pool and Spa, Inc. and Zodiac Pool Systems, Inc. The plaintiffs seek unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. On April 11, 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the direct purchasers’ antitrust claim. On May 24, 2013, the Court granted in part and denied in part the defendants’ motions to dismiss the indirect purchasers’ antitrust claims. Both direct and indirect purchaser plaintiffs amended their complaints, and defendants moved to dismiss certain of the direct purchasers’ claims. On December 18, 2013, the Court granted in part and denied in part those motions.

On September 26, 2014, the Court preliminarily approved a class action settlement between Hayward Industries, Inc. and the direct purchaser plaintiffs. On December 22, 2014, the Court preliminarily approved a class action settlement between Zodiac Pool Systems, Inc. and the direct purchaser plaintiffs. On December 31, 2014, the Court preliminarily approved a class action settlement between Hayward Industries, Inc., Zodiac Pool Systems, Inc., and the indirect purchaser plaintiffs. We, along with Pentair Water Pool and Spa, Inc., continue to defend ourselves in this matter.

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL.”  On February 12, 2015, there were approximately 18,253 holders of record of our common stock.  The table below sets forth the high and low closing sales prices of our common stock as well as dividends declared per common share for each quarter during the last two fiscal years.

	High	Low	Dividends Declared
Fiscal 2014
First Quarter	$61.74	$52.68	$0.19
Second Quarter	62.42	56.56	0.22
Third Quarter	57.53	53.92	0.22
Fourth Quarter	64.09	53.34	0.22

Fiscal 2013
First Quarter	$48.11	$43.27	$0.16
Second Quarter	54.72	46.75	0.19
Third Quarter	58.39	52.09	0.19
Fourth Quarter	58.14	52.77	0.19

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount nine times including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2014.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total stockholder return on our common stock for the last five fiscal years with the total return on the NASDAQ Index and the S&P MidCap 400 Index for the same period, in each case assuming the investment of $100 on December 31, 2009 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalizations comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14
Pool Corporation	$100.00	$121.04	$164.89	$235.55	$328.18	$363.32
S&P MidCap 400 Index	100.00	126.64	124.45	146.69	195.84	214.97
NASDAQ Index	100.00	118.02	117.04	137.47	192.62	221.02

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2014.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2014	24,100	$54.39	24,100	$64,519,358
November 1 – November 30, 2014	—	$—	—	$64,519,358
December 1 – December 31, 2014	—	$—	—	$64,519,358
Total	24,100	$54.39	24,100

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans. There were no shares surrendered for this purpose in the fourth quarter of 2014.

(2)
In May 2014, our Board authorized an additional $100.0 million under our existing share repurchase program. This program allows for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)
In 2014, we purchased a total of $132.3 million, or 2,349,122 shares, in the open market at an average price of $56.34 per share. As of February 20, 2015, $64.5 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
	2014	2013	2012 (1)	2011	2010
Statement of Income Data
Net sales	$2,246,562	$2,079,700	$1,953,974	$1,793,318	$1,613,746
Operating income	188,870	165,486	144,869	125,067	101,245
Net income attributable to Pool Corporation	110,692	97,330	81,972	71,993	57,638
Earnings per share:
Basic	$2.50	$2.10	$1.75	$1.49	$1.17
Diluted	$2.44	$2.05	$1.71	$1.47	$1.15
Cash dividends declared per common share	$0.85	$0.73	$0.62	$0.55	$0.52

Balance Sheet Data
Working capital (2)	$345,305	$313,843	$295,100	$305,467	$265,054
Total assets (2)	892,937	823,761	780,576	770,902	728,545
Total long-term debt, including current portion	320,838	246,418	230,882	247,300	198,700
Stockholders’ equity	244,352	286,182	281,623	279,746	285,182

Other
Base business sales growth (3)	7%	6%	7%	10%	2%
Number of sales centers	328	321	312	298	291

(1)
In 2012, operating income, net income attributable to Pool Corporation and earnings per share amounts were significantly impacted by a $6.9 million non-cash goodwill impairment charge related to our United Kingdom reporting unit. The impact of this impairment charge on earnings was $0.14 per diluted share.

(2)
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

In our discussion of results of operations below, adjusted operating income, adjusted net income attributable to Pool Corporation and adjusted diluted earnings per share for 2012 exclude the Goodwill impairment line item on the Consolidated Statements of Income. We have provided these adjusted amounts because we believe it helps investors assess our year-over-year operating performance.

2014 FINANCIAL OVERVIEW

Financial Results

Our record results for 2014 marked another year of significant success and consistent investment in the future. Our base business results showed sustained growth as we continued to gain share by providing progressively more value and better service to our customers and suppliers. Additionally, we expanded our presence globally and broadened our product base, strengthening our capabilities in areas we expect will deliver unique long-term value.

Net sales for the year ended December 31, 2014 increased 8% compared to 2013. Base business sales increased 7%, which reflects increased demand for discretionary products, particularly in our building materials and equipment product offerings, as well as continued growth in sales of pool and landscaping maintenance products. Replacement and remodel activity, demand for energy efficient products and market share gains resulting from our team’s high customer service levels drove our sales growth.

Gross profit for the year ended December 31, 2014 increased 9% over 2013. Gross profit as a percentage of net sales (gross margin) increased 20 basis points to 28.6% for 2014.

Selling and administrative expenses (operating expenses) for 2014 increased 7% from 2013. Base business operating expenses increased 5% year over year, primarily due to greater personnel costs including performance-based incentive compensation expense, higher freight costs, increased facility-related expenses and higher professional fees.

Operating income for the year improved 14% over 2013. Operating income as a percentage of net sales (operating margin) increased to 8.4% in 2014 compared to 8.0% in 2013.

Net income attributable to Pool Corporation increased 14% compared to 2013, while earnings per share was up 19% to a record $2.44 per diluted share.

Financial Position and Liquidity

Cash provided by operations was $121.8 million in 2014 and exceeded total net income by $10.8 million. Combined with $73.4 million in net proceeds from borrowings, cash from operating activities helped fund the following initiatives:

•	share repurchases in the open market of $132.3 million;

•	quarterly cash dividend payments to shareholders, which totaled $37.6 million for the year;

•	net capital expenditures of $17.3 million; and

•	payments of $10.6 million for acquisitions.

Total net receivables, including pledged receivables, increased 12% compared to December 31, 2013. This increase is consistent with our December 2014 sales growth, which included an additional billing day compared to December 2013. Our receivables quality remains high, with days sales outstanding (DSO), as calculated on a trailing twelve month basis, of 28.7 days at December 31, 2014 compared to 28.1 days at December 31, 2013.

Inventory levels grew 9% to $467.0 million at December 31, 2014 compared to $429.2 million at December 31, 2013. Our inventory turns, as calculated on a trailing twelve month basis, were 3.4 times at both December 31, 2014 and December 31, 2013.

Total debt outstanding of $320.8 million at December 31, 2014 increased $74.4 million compared to December 31, 2013 primarily to fund greater share repurchases in 2014 versus 2013.

Current Trends and Outlook

The pool industry continued to show signs of recovery in 2014, mostly due to the gradual improvement in remodeling and replacement activity. Heightened demand for discretionary products that create and enhance outdoor living areas supported industry growth. Stability in single-family home construction markets also benefited the landscape and irrigation business.

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities. While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 60,000 new units in 2014, construction levels are still down more than 70% compared to peak levels in 2005 and down approximately 60% from what we consider normal levels.

The rebound in our base business sales growth began in 2010 and reflects continued improvement in consumer discretionary expenditures and higher replacement activities, largely supported by improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion. We estimate the industry grew 3% to 5% each year from 2010 to 2012. In 2013, we estimate industry growth dipped temporarily to approximately 1% to 2% given the impact of adverse weather on seasonal markets, and then returned to 3% to 5% in 2014. While unseasonably cool weather impacted the industry again in 2014, the impact was not quite as widespread, nor as severe.

Going forward, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for gradually normalized new pool and irrigation construction levels. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential investment, especially in outdoor lifestyle products. We expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 4% to 7% over this time period before reverting back to 3% to 4% annual growth over the longer term. As current economic trends indicate that consumer spending has begun to slowly recover and that construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

For 2015, we expect the macroeconomic environment in the United States and the opportunities available to us to grow market share will be quite similar to 2014. As for international markets, the U.S. dollar is currently significantly stronger against most major currencies versus a year ago. We expect this condition to remain throughout 2015, adversely impacting our reported sales by about 1% but having little impact on our 2015 bottom line results. We project 6% to 8% base business sales growth, including our expectation for average inflationary product cost increases of 1% to 2%. We expect to gain market share through our comprehensive product offerings, which we continually diversify, geographic expansion in 2014, and investments in people and technology. We also expect to modestly expand our presence by opening five to seven new locations in 2015 and by making selective acquisitions when appropriate opportunities arise. We believe our sales growth will continue to be weighted toward sales of lower margin discretionary products, but due to our efforts in various pricing and sourcing initiatives and our building materials product initiatives, will result in relatively neutral gross margin trends for the full year.

Overall, we anticipate operating expenses will grow at approximately half the rate of our gross profit growth in 2015, reflecting inflationary increases and incremental costs to support our sales growth expectations. We expect base business results will generate operating profit growth in the mid-teens.

Based on these expectations, we project that 2015 earnings will range from $2.72 to $2.87 per diluted share. We expect cash provided by operations will approximate net income for fiscal 2015 and anticipate that we may use approximately $100.0 million to $150.0 million in cash for share repurchases.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.2% of net sales annually.  Write-offs as a percentage of net sales were 0.1% in 2014, 0.1% in 2013 and 0.1% in 2012. We expect that write-offs will remain at approximately 0.1% of net sales in 2015.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2014, pretax income would change by approximately $0.8 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2014).

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each sales center an adequate inventory of stock keeping units (SKUs) with the highest sales volumes. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently have lower velocity. We classify products into 13 classes at the sales center level based on sales at each location over the past 12 months (or 36 months for tile and parts products). All inventory is included in these classes, except for special order non-stock items that lack an SKU in our system and products with less than 12 months of usage. The table below presents a description of these inventory classes:

Class 0	new products with less than 12 months usage (or 36 months for tile and parts products)

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the sales center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past 12 months at the local sales center level, excluding special order products not yet delivered to the customer

Null class	non-stock special order items

There is little risk of obsolescence for products in classes 1-4 because products in these classes generally turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory that we may not be able to sell at a profit. We provide a reserve of 5% for inventory in classes 5-13 and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% reserve for excess inventory in class 13. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months’ usage, on a company-wide basis.  We also evaluate whether the calculated reserve provides sufficient coverage of the total class 13 inventory.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors. At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end obsolescence reserve balance to (i) current year inventory write-offs and (ii) the value of products with no sales for the past 12 months that remain in inventory. Based on our hindsight analysis, we concluded that our prior year reserve was within a range of acceptable estimates and that our reserve methodology is appropriate.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2014, pretax income would change by approximately $1.3 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2014).

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

Throughout the year, we estimate the amount of the incentive earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases, future inventory levels and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions.  Changes in our purchasing mix also impact our incentive estimates, as incentive rates can vary depending on our volume of purchases from specific vendors. We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments tend to have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor incentive arrangements are based on calendar year periods. We update our estimates for these arrangements at year end to reflect actual annual purchase levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor incentives received to the prior year vendor incentive balances. Based on our hindsight analysis, we concluded that our vendor incentive estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

If market conditions were to change, vendors may change the terms of some or all of these programs. Although such changes would not affect the amounts we have recorded related to products already purchased, they may lower or raise our gross margins for products purchased and sold in future periods.

Income Taxes

We record deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse.  Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

As of December 31, 2014, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We hold, through our wholly owned affiliates, cash balances in the countries in which we operate, including amounts held outside the United States.  Most of the amounts held outside the United States could be repatriated to the United States, but under current law, may be subject to United States federal income taxes, less applicable foreign tax credits. Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. Historically our foreign locations have not generated adequate earnings to both repatriate to the United States and fund foreign operations. Those historical and future foreign earnings will remain permanently reinvested and be used to support our foreign operations and pay non-U.S. obligations.

We have operations in 39 states, 1 United States territory and 11 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We are subject to regular audits by federal, state and foreign tax authorities.   We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions, assess the probability of examinations by taxing authorities and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

Management sets the objectives for our bonus plans at the beginning of the bonus plan year using both historical information and forecasted results of operations for the current plan year. The Compensation Committee of our Board approves these objectives for certain bonus plans. We record incentive compensation accruals based on positive operating income achieved in a quarter as a percentage of total expected operating income for the year. We estimate total expected operating income for the current plan year using management’s estimate of the total overall incentives earned per the stated bonus plan objectives. Starting in June, and continuing each quarter through our fiscal year end, we adjust our estimated incentive compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific objectives and management’s estimates related to the discretionary components of the bonus plans.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2014, our goodwill balance was $173.9 million, representing approximately 19% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We perform our goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  If the estimated fair value of any of our reporting units falls below its carrying value, we compare the estimated fair value of the reporting unit’s goodwill to its carrying value. If the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income.

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2014, we had 215 reporting units with allocated goodwill balances. The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

In October 2014 and October 2013, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. During the third quarter of 2012, we performed an interim goodwill impairment analysis based on our identification of impairment indicators related to our results through the end of the 2012 pool season. As a result of our interim impairment analysis in the third quarter of 2012, we recorded a non-cash goodwill impairment charge of $6.9 million equal to the total carrying amount of our United Kingdom reporting unit.

We estimate the fair value of our reporting units based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. These estimates can significantly affect the outcome of our impairment test. To determine the reasonableness of the assumptions included in our fair value estimates, we compare the total estimated fair value for all aggregated reporting units to our market capitalization on the date of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our aggregate estimated fair values were 5% below our market capitalization, which we consider to be conservative, but reasonable for the purpose of our goodwill impairment test. Our sensitivity analysis, which incorporated more conservative projected cash flow assumptions and fell close to 10% below our market capitalization, resulted in the identification of no goodwill impairments and no additional locations as potentially at risk.

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

Based on the magnitude of its goodwill balance and the continued economic challenges in Italy, we currently consider our Italy reporting unit as most at risk for goodwill impairment. Our most sensitive estimates pertain to this reporting unit’s product mix and the related impact on our gross margin projections, which are incorporated into our discounted cash flow assumptions. As of December 31, 2014, our at-risk reporting unit in Italy had a goodwill balance of $3.8 million. One reporting unit in Quebec, Canada, which has a significant goodwill balance, was identified at risk for goodwill impairment when results began to fall below expectations in 2013 largely due to its heightened sensitivity to weather and certain execution challenges. We cannot be assured of favorable weather conditions in any given year, which strongly impact this reporting unit’s results. As of December 31, 2014, our at-risk reporting unit in Quebec had a goodwill balance of $2.7 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2016 and will replace most existing revenue recognition guidance in U.S. GAAP. The guidance may be applied using either a retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial position, results of operations and related disclosures.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2014	2013	2012
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.4	71.6	71.0
Gross profit	28.6	28.4	29.0
Operating expenses	20.2	20.5	21.3
Goodwill impairment	—	—	0.4
Operating income	8.4	8.0	7.4
Interest expense, net	0.3	0.3	0.3
Income before income taxes and equity earnings	8.1%	7.6%	7.1%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2014, 2013 and 2012.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2014 compared to Fiscal Year 2013

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Net sales	$2,221,788	$2,077,945	$24,774	$1,755	$2,246,562	$2,079,700

Gross profit	634,738	590,832	8,602	445	643,340	591,277
Gross margin	28.6%	28.4%	34.7%	25.4%	28.6%	28.4%

Operating expenses	447,348	425,382	7,122	409	454,470	425,791
Expenses as a % of net sales	20.1%	20.5%	28.7%	23.3%	20.2%	20.5%

Operating income	187,390	165,450	1,480	36	188,870	165,486
Operating margin	8.4%	8.0%	6.0%	2.1%	8.4%	8.0%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
St. Louis Hardscape Material & Supply, LLC (1)(2)	December 2014	1	December 2014
Pool Systems Pty. Ltd.	July 2014	3	August - December 2014
DFW Stone Supply, LLC (1)	March 2014	2	March - December 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	February - December 2014
B. Shapiro Supply, LLC (1)	May 2013	1	January - July 2014 and May - July 2013
Swimming Pool Supply Center, Inc. (1)	March 2013	1	January - May 2014 and March - May 2013

(1)	We acquired certain distribution assets of each of these companies.

(2)
We completed this acquisition on December 31, 2014. We excluded this sales center from base business for the period identified as per our definition of base business, but also because no results of operations are included in fiscal 2014 due to the acquisition date. We also have not included this sales center in our sales center count as of December 31, 2014, nor in the table below which summarizes the changes in our sales centers during the year.

When calculating our base business results, we exclude sales centers that are acquired, closed or opened in new markets for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales centers during 2014:

December 31, 2013	321
Acquired	7
New locations	3
Consolidated locations	(3)
December 31, 2014	328

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2014	2013	Change
Net sales	$2,246.6	$2,079.7	$166.9	8%

Net sales increased 8% compared to last year, including a 7% increase in base business sales. After last year’s late start to the pool season, we anticipated a comparative benefit from more favorable weather conditions in 2014, but this expectation did not materialize due to prolonged cold and wet weather in many of our seasonal markets, particularly Canada and the northern United States. As a result, the timing of 2014 pool openings in many of those areas was similar to 2013. In 2014, base business sales increased by 5% in our seasonal markets versus 8% in our largest, year-round markets compared to 2013.

The overall base business sales increase also reflected the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including gradual recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains attributed to continued improvements in customer service levels and expansion of product offerings;

•	an increase in customer early buy purchases; and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 20% compared to last year. Collectively, these products accounted for close to 10% of our total sales. Our continued strong growth in building materials reflected market share growth resulting from our expansion of stocking locations and broader product offerings as well as the partial recovery in pool remodeling. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by approximately 11% compared to last year. Chemical sales increased by 3% while chemical pricing remained relatively flat.

Base business sales increased 9% in the first quarter of 2014. Approximately 2% of our first quarter sales growth reflected a change in the timing of customer early buy purchases, which effectively shifted sales into the first quarter of 2014 that historically have occurred in the second quarter. Despite not having the expected benefit of a return to normal seasonal weather patterns, we realized base business sales growth of 7% and 5% in the second and third quarters of 2014. For our seasonally slow fourth quarter, base business sales increased 8% in 2014, as we capitalized on favorable weather conditions during this time period. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 34.

Gross Profit

(in millions)	Year Ended December 31,
	2014	2013	Change
Gross profit	$643.3	$591.3	$52.0	9%
Gross margin	28.6%	28.4%

Gross margin increased 20 basis points over last year. We believe our efforts in various pricing and sourcing initiatives in 2014, as well as higher volume incentives from certain of our vendors contributed to this improvement. Favorable product mix due to higher building materials sales growth rates and a reduction in equipment sales growth rates compared to 2013 also added some benefit given comparatively lower margins on heaters, pumps, lighting and filters. The unfavorable gross margin impact of first quarter 2014 customer early buy purchases somewhat offset these benefits. Purchases included in customer early buys are primarily comprised of lower margin discretionary products and include applicable discounts.

Year over year, gross margin comparisons ranged from mostly flat to slightly improved each quarter during 2014, with a decline of 20 basis points in the first quarter, due to the impact of customer early buy purchases described above, then improvements of 25 basis points in the second quarter, 50 basis points in the third quarter and 10 basis points in the fourth quarter, which also reflects some benefit from our recent acquisitions.

Operating Expenses

(in millions)	Year Ended December 31,
	2014	2013	Change
Operating expenses	$454.5	$425.8	$28.7	7%
Operating expenses as a percentage of net sales	20.2%	20.5%

Operating expenses increased 7% compared to 2013, with base business operating expenses up 5%. The increase in base business operating expenses is primarily attributed to the following (listed in order of magnitude with approximate impact):

•	greater personnel costs ($12.4 million, including a $2.7 million increase related to performance-based incentive compensation expense);

•	higher freight costs ($2.9 million);

•	increased facility-related expenses, including building rent, utilities and maintenance ($2.3 million); and

•	higher outside professional fees ($2.3 million).

Interest Expense, net

Interest expense, net increased 11% compared to 2013. Average outstanding debt was $342.9 million for 2014 versus $256.1 million for 2013. The weighted average effective interest rate declined to 1.9% in 2014 compared to 2.4% in 2013. The decrease in our effective interest rate compared to last year reflects the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than under our Credit Facility.

Income Taxes

Our effective income tax rate was 38.9% at December 31, 2014, consistent with our rate of 38.8% at December 31, 2013.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 14% to $110.7 million in 2014 compared to $97.3 million in 2013, while earnings per share increased 19% to $2.44 per diluted share compared to $2.05 per diluted share in 2013.

Earnings per share for 2014 included an accretive impact of approximately $0.05 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year.

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

For an explanation of how we calculate base business, please refer to the discussion of base business on page 26 under the heading “Fiscal Year 2014 compared to Fiscal Year 2013.”

For purposes of comparing operating results for the year ended December 31, 2013 to the year ended December 31, 2012, we excluded acquired sales centers from base business for the periods identified in the table below. There was one sales center opened in a new market that was excluded from base business as of December 31, 2013.

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

We realized base business sales growth of 2% in the first quarter and 4% in the second quarter of 2013, compared to the 2012 periods. Throughout the first half of 2013, comparatively difficult weather versus the first half of 2012 suppressed our sales growth. Sales through May of 2012 benefited from unusually favorable weather, especially across the Eastern half of North America. Record warm temperatures in the Northeast and Midwest United States spurred an earlier than normal start to remodeling projects and new pool construction in the 2012 season. In 2013, later than normal pool openings in our seasonal markets in North America and Europe further added to these challenging comparisons. Weather normalized in the latter half of 2013, leading to base business sales growth of 9% in the third quarter and 11% in the fourth quarter. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 34.

Gross Profit

(in millions)	Year Ended December 31,
	2013	2012	Change
Gross profit	$591.3	$567.4	$23.9	4%
Gross margin	28.4%	29.0%

Gross margin declined approximately 60 basis points from 2012. This decrease is primarily due to unfavorable product mix, customer mix and geographic mix as well as competitive pricing pressures. Double-digit sales growth of higher value, lower margin discretionary products such as variable speed pumps, high efficiency heaters, LED lighting products, irrigation systems and landscape equipment positively contributed to sales and gross profit dollars but negatively impacted our margins. This growth outpaced our sales of higher margin, non-discretionary product lines generally associated with basic pool maintenance and repair activity. Additionally, as a result of the slower start to the 2013 season, geographic regions with generally higher margins contributed a proportionally smaller share of our total sales growth.

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

Income Taxes

Our effective income tax rate was 38.8% at December 31, 2013 compared to 41.0% at December 31, 2012. Excluding the impact of the 2012 goodwill impairment charge, our effective income tax rate for 2012 was 39.8%. The impact on the provision from the change in our valuation allowance for foreign net operating losses was 0.57% in 2013 compared to 1.97% in 2012.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 19% to $97.3 million in 2013 compared to $82.0 million in 2012, while earnings per share increased 20% to $2.05 per diluted share compared to $1.71 per diluted share in 2012. Excluding the $6.9 million ($0.14 per diluted share) impact from the goodwill impairment charge in 2012, net income attributable to Pool Corporation for 2013 increased 9% over 2012 adjusted net income attributable to Pool Corporation of $88.9 million, while diluted EPS increased 11% from adjusted diluted earnings per share of $1.85 for 2012.

Earnings per share for 2013 also included an accretive impact of approximately $0.02 per diluted share from the reduction in our weighted average shares outstanding due to our share repurchase activities during the year.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2014, we generated approximately 65% of our net sales and 96% of our operating income in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2014 and 2013. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$406,344	$848,240	$615,536	$376,442	$370,362	$790,392	$578,157	$340,789
Gross profit	114,100	246,976	176,244	106,020	104,761	228,166	162,557	95,793
Operating income (loss)	8,646	122,499	58,457	(732)	6,932	111,993	53,375	(6,814)
Net income (loss)	4,188	73,863	34,958	(1,979)	3,440	66,533	32,332	(4,975)

Net sales as a % of annual net sales	18%	38%	27%	17%	18%	38%	28%	16%
Gross profit as a % of annual gross profit	18%	38%	27%	16%	18%	39%	27%	16%
Operating income (loss) as a % of annual operating income	5%	65%	31%	—%	4%	68%	32%	(4)%

Balance Sheet Data
Total receivables, net	$211,107	$306,500	$207,165	$140,645	$188,294	$281,064	$180,898	$125,287
Product inventories, net	527,304	451,507	414,331	466,962	494,321	424,679	365,596	429,197
Accounts payable	370,002	233,549	154,511	236,294	338,026	239,976	142,777	214,596
Total debt	324,266	430,971	393,738	320,838	278,542	300,426	260,432	246,418

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
(primarily in the northern half of the U.S. and Canada)

After last year’s late start to the pool season, we anticipated a comparative benefit from more favorable weather conditions in 2014. However, our seasonal markets experienced cooler than normal temperatures yet another year. The Northeast, parts of the Midwest and eastern Canada experienced near record cold temperatures and substantial snowfall during the first quarter of 2014. Cold and wet weather persisted through April and May of 2014, particularly in Canada and the northern United States, limiting second quarter sales growth in many of our seasonal markets. Through May, late season snow impacted the Rocky Mountain region, while parts of the Midwest felt the impact of much-delayed thawing from snowfall in the winter and early spring. Similar conditions continued through the third quarter as parts of the Northeast and substantially all of the Southeast and central portions of the United States experienced cooler than normal temperatures.

Our largest, year-round markets experienced quite different weather conditions in 2014 as temperatures in Florida were normal to above average, and the West experienced warmer than average to record high temperatures almost all year, especially California and Arizona. However, severe drought conditions persisted in parts of California and Arizona through the second quarter, which limited second quarter sales growth in these markets. Temperatures and rainfall were closer to normal in Texas and the Southeast United States during the second quarter, which provided some relief from the difficult conditions we faced in other areas. Despite rainfall during the third and fourth quarters, severe drought conditions continued to afflict California. Drought conditions also developed in Texas, while the Southwest accumulated significant rainfall during the third quarter. In our seasonally slow fourth quarter, temperatures and precipitation levels ranged from normal to above average for most of the United States.

Unfavorable weather in 2013 compared to 2012 significantly impacted our 2013 results. For 2013, net sales growth of 11% in our largest, year-round markets tracked well above the 2% growth in our seasonal markets, although this differential narrowed throughout the third and fourth quarters as weather comparisons normalized. We experienced the greatest weather impacts in the second quarter of 2013 as we observed above normal precipitation across nearly the entire United States with the exception of California, Texas, the Southwest and the Rockies. Below normal temperatures in the Central and Southeast United States and in Europe differed significantly from the above normal temperatures experienced in the second quarter of 2012. These conditions resulted in delayed pool openings in comparison to 2012, which directly affected sales in most seasonal markets as evidenced by the sales growth variations between our year-round and seasonal markets. Weather trends in our seasonal markets largely normalized in the third and fourth quarters of 2013, resulting in sales growth rates in our seasonal markets to more closely align with sales growth rates in our largest, year-round markets.

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

As discussed further under the subheading Future Sources and Uses of Cash on page 37, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. Within the constraints of these metrics, we determine the timing and extent to which we will repurchase our common stock under Board authorized repurchase programs and/or repay our debt.

Capital expenditures have historically averaged 0.5% to 1.0% of net sales. Capital expenditures were 0.8% of net sales in 2014, 0.9% of net sales in 2013 and 0.8% of net sales in 2012. Going forward, we project capital expenditures will be near the high end of our historical range due to our continued investment in new vehicles, equipment and technology. In recent years, we have purchased rather than leased new vehicles and forklifts, a practice which we expect will continue.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Operating activities	$121,815	$105,088	$119,078
Investing activities	(27,811)	(19,861)	(21,208)
Financing activities	(81,983)	(89,485)	(102,644)

Cash provided by operations of $121.8 million in 2014 exceeded net income by $10.8 million.  Compared to 2013, cash provided by operations increased primarily due to higher net income and improvements in working capital management. In 2013, cash provided by operations exceeded net income by $7.8 million and declined compared to 2012 primarily due to timing differences in the inventory purchase and payment cycle.

Cash used in investing activities for 2014 included $10.6 million in net payments to fund four acquisitions. In contrast, cash used in investing activities for 2013 reflected lower acquisition payments compared to both 2014 and 2012.

Cash used in financing activities declined in 2014 mostly due to increases in our net borrowings, partially offset by greater repurchases of our shares in the open market and lower proceeds from the issuance of common stock due to fewer stock option exercises. We had $73.4 million of net proceeds from our debt arrangements in 2014 compared to $15.5 million in 2013. In 2014, we repurchased $132.3 million of shares on the open market, up $38.0 million compared to 2013.

Cash used in financing activities also declined in 2013 compared to 2012 primarily due to changes in our net borrowings, offset by repurchases of our shares in the open market. We had $15.5 million of net proceeds from our debt arrangements in 2013 compared to net payments of $16.4 million in 2012. In 2013, we repurchased $94.3 million of shares on the open market, up $17.3 million compared to 2012.

Future Sources and Uses of Cash

As amended on November 20, 2014, our Credit Facility provides for $465.0 million in borrowing capacity under a five-year revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.  The Credit Facility matures on November 20, 2019. We intend to use the Credit Facility for general corporate purposes and to fund future growth initiatives.

At December 31, 2014, there was $251.7 million outstanding and $209.5 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.

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
The weighted average effective interest rate for the Credit Facility as of December 31, 2014 was approximately 2.0%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2014, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2014, our average total leverage ratio equaled 1.66 (compared to 1.40 as of December 31, 2013) and the TTM average total debt amount used in this calculation was $353.5 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2014, our fixed charge ratio equaled 4.63 (compared to 4.29 as of December 31, 2013) and TTM Rental Expense was $49.9 million.

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

As amended on October 24, 2014, our two-year Receivables Facility offers us a lower cost form of financing, with a peak funding capacity of up to $140.0 million between May 1 and June 30 and other funding capacities of up to $70.0 million between October 1 and February 28 and up to $120.0 million between March 1 and April 30 and between July 1 and September 30. An additional seasonal borrowing capacity of up to $40.0 million may be available between April 1 and July 31.
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
At December 31, 2014, there was $67.6 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%.

As of December 31, 2014, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2015. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 20, 2015, $64.5 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Contractual Obligations

At December 31, 2014, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$320,838	$1,529	$67,600	$251,709	$—
Operating leases	149,600	40,296	63,973	32,469	12,862
	$470,438	$41,825	$131,573	$284,178	$12,862

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments (in thousands) related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2014 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2014 for the remaining outstanding balances not covered by our swaps.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Note 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for more information related to our unrecognized tax benefits.

		Estimated Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$25,032	$5,575	$10,374	$9,083	$—

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

In 2014, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portion of our outstanding balance under the Credit Facility and the Receivables Facility that was not covered by our interest rate swap contracts were both subject to variable interest rates. To calculate the potential impact in 2014 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $4.2 million and earnings per share would have decreased by approximately $0.06 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2014). The maximum amount available under the Credit Facility is $465.0 million excluding the $75.0 million accordion feature and the maximum amount available under the Receivables Facility is $140.0 million excluding the $40.0 million seasonal increase in capacity available from April to July.

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

Currency Risk

We have subsidiaries in Canada, the United Kingdom, Belgium, France, Germany, Italy, Portugal, Spain, Mexico, Colombia and Australia. Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9.3% of total net sales in 2014, our exposure to currency rate fluctuations could be material in 2015 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Colombia	Colombian Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 26, 2015 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 26, 2015

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2014	2013	2012
Net sales	$2,246,562	$2,079,700	$1,953,974
Cost of sales	1,603,222	1,488,423	1,386,567
Gross profit	643,340	591,277	567,407
Selling and administrative expenses	454,470	425,791	415,592
Goodwill impairment	—	—	6,946
Operating income	188,870	165,486	144,869
Interest expense, net	7,485	6,748	6,469
Income before income taxes and equity earnings	181,385	158,738	138,400
Provision for income taxes	70,559	61,590	56,744
Equity earnings in unconsolidated investments	204	182	316
Net income	111,030	97,330	81,972
Less: net income attributable to noncontrolling interest	(338)	—	—
Net income attributable to Pool Corporation	$110,692	$97,330	$81,972

Earnings per share:
Basic	$2.50	$2.10	$1.75
Diluted	$2.44	$2.05	$1.71
Weighted average shares outstanding:
Basic	44,281	46,282	46,937
Diluted	45,441	47,530	48,058

Cash dividends declared per common share	$0.85	$0.73	$0.62

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2014	2013	2013
Net income	$111,030	$97,330	$81,972
Other comprehensive income (loss):
Foreign currency translation adjustments	(6,271)	2,013	(534)
Change in unrealized gains and losses on interest rate swaps, net of tax of $194, $(660) and $1,163	(303)	1,033	(1,820)
Total other comprehensive income (loss)	(6,574)	3,046	(2,354)
Comprehensive income	104,456	100,376	79,618
Add back: comprehensive loss attributable to noncontrolling interest	18	—	—
Comprehensive income attributable to Pool Corporation	$104,474	$100,376	$79,618

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$14,830	$8,006
Receivables, net	51,014	45,138
Receivables pledged under receivables facility	89,631	80,149
Product inventories, net	466,962	429,197
Prepaid expenses and other current assets	11,659	9,802
Deferred income taxes	3,117	5,457
Total current assets	637,213	577,749

Property and equipment, net	56,475	52,328
Goodwill	173,924	171,974
Other intangible assets, net	11,995	10,196
Equity interest investments	1,244	1,243
Other assets, net	12,086	10,271
Total assets	$892,937	$823,761

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$236,294	$214,596
Accrued expenses and other current liabilities	54,085	49,301
Current portion of long-term debt and other long-term liabilities	1,529	9
Total current liabilities	291,908	263,906

Deferred income taxes	23,504	19,108
Long-term debt	319,309	246,418
Other long-term liabilities	10,751	8,147
Total liabilities	645,472	537,579

Redeemable noncontrolling interest	3,113	—

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 43,511,093 shares issued and outstanding at December 31, 2014 and 45,378,785 shares issued and outstanding at December 31, 2013	44	45
Additional paid-in capital	338,620	310,503
Retained deficit	(90,650)	(27,278)
Accumulated other comprehensive income (loss)	(3,662)	2,912
Total stockholders’ equity	244,352	286,182
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$892,937	$823,761

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2014	2013	2012
Operating activities
Net income	$111,030	$97,330	$81,972
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,495	13,359	11,592
Amortization	1,387	1,237	1,284
Share-based compensation	9,065	8,150	8,465
Excess tax benefits from share-based compensation	(5,524)	(4,611)	(4,487)
Provision for doubtful accounts receivable, net of write-offs	(539)	(930)	(422)
Provision for inventory obsolescence, net of write-offs	(687)	(416)	447
Provision for deferred income taxes	6,986	4,679	6,915
Loss on sale of property and equipment	179	97	44
Equity earnings in unconsolidated investments	(204)	(182)	(316)
(Gains) losses on foreign currency transactions	277	220	(111)
Goodwill impairment	—	—	6,946
Other	206	108	138
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(12,751)	(10,085)	(3,396)
Product inventories	(30,409)	(27,291)	(9,232)
Prepaid expenses and other assets	(2,265)	504	(1,159)
Accounts payable	20,090	14,007	20,253
Accrued expenses and other current liabilities	10,479	8,912	145
Net cash provided by operating activities	121,815	105,088	119,078

Investing activities
Acquisition of businesses, net of cash acquired	(10,648)	(1,244)	(4,699)
Purchases of property and equipment, net of sale proceeds	(17,328)	(18,742)	(16,271)
Other investments, net	165	125	(238)
Net cash used in investing activities	(27,811)	(19,861)	(21,208)

Financing activities
Proceeds from revolving line of credit	820,720	678,936	607,923
Payments on revolving line of credit	(763,429)	(715,400)	(524,341)
Proceeds from asset-backed financing	121,600	70,000	—
Payments on asset-backed financing	(106,000)	(18,000)	—
Proceeds from long-term debt and other long-term liabilities	3,607	—	—
Payments on long-term debt and other long-term liabilities	(3,075)	(10)	(100,022)
Payments of deferred financing costs	(394)	(1,044)	—
Excess tax benefits from share-based compensation	5,524	4,611	4,487
Proceeds from stock issued under share-based compensation plans	13,530	21,409	20,205
Payments of cash dividends	(37,600)	(33,808)	(29,135)
Purchases of treasury stock	(136,466)	(96,179)	(81,761)
Net cash used in financing activities	(81,983)	(89,485)	(102,644)
Effect of exchange rate changes on cash and cash equivalents	(5,197)	(199)	(250)
Change in cash and cash equivalents	6,824	(4,457)	(5,024)
Cash and cash equivalents at beginning of year	8,006	12,463	17,487
Cash and cash equivalents at end of year	$14,830	$8,006	$12,463
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2011	47,367	$47	$243,180	$34,299	$2,220	$279,746
Net income attributable to Pool Corporation	—	—	—	81,972	—	81,972
Foreign currency translation	—	—	—	—	(534)	(534)
Interest rate swaps, net of tax of $1,163	—	—	—	—	(1,820)	(1,820)
Repurchases of common stock, net of retirements	(2,165)	(2)	—	(81,759)	—	(81,761)
Share-based compensation	—	—	8,465	—	—	8,465
Issuance of shares under incentive stock plans, including tax benefit of $4,487	1,102	1	24,689	—	—	24,690
Declaration of cash dividends	—	—	—	(29,135)	—	(29,135)
Balance at December 31, 2012	46,304	46	276,334	5,377	(134)	281,623
Net income attributable to Pool Corporation	—	—	—	97,330	—	97,330
Foreign currency translation	—	—	—	—	2,013	2,013
Interest rate swaps, net of tax of $(660)	—	—	—	—	1,033	1,033
Repurchases of common stock, net of retirements	(1,810)	(2)	—	(96,177)	—	(96,179)
Share-based compensation	—	—	8,150	—	—	8,150
Issuance of shares under incentive stock plans, including tax benefit of $4,611	885	1	26,019	—	—	26,020
Declaration of cash dividends	—	—	—	(33,808)	—	(33,808)
Balance at December 31, 2013	45,379	45	310,503	(27,278)	2,912	286,182
Net income attributable to Pool Corporation	—	—	—	110,692	—	110,692
Foreign currency translation	—	—	—	—	(6,271)	(6,271)
Interest rate swaps, net of tax of $194	—	—	—	—	(303)	(303)
Repurchases of common stock, net of retirements	(2,421)	(2)	—	(136,464)	—	(136,466)
Share-based compensation	—	—	9,065	—	—	9,065
Issuance of shares under incentive stock plans, including tax benefit of $5,524	553	1	19,052	—	—	19,053
Declaration of cash dividends	—	—	—	(37,600)	—	(37,600)
Balance at December 31, 2014	43,511	$44	$338,620	$(90,650)	$(3,662)	$244,352

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2014, Pool Corporation and our subsidiaries (the Company, which may be referred to we, us or our), operated 328 sales centers in North America, Europe, South America and Australia from which we sell swimming pool equipment, parts and supplies, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

Basis of Presentation and Principles of Consolidation

We prepared the Consolidated Financial Statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The Consolidated Financial Statements include the accounts of Pool Corporation and our subsidiaries. All significant intercompany accounts and intercompany transactions have been eliminated.

All of our subsidiaries are wholly owned with the exception of Pool Systems Pty. Ltd. (PSL), an Australian company. On July 31, 2014, we completed the purchase of a 60% interest in PSL and accounted for this acquisition using the acquisition method of accounting. The purchase constitutes a controlling interest in the acquired company, which requires us to consolidate PSL’s financial position and results of operations from the date of acquisition.

Reclassifications

On our Consolidated Statements of Cash Flows, for comparative purposes, we reclassified certain amounts in 2013 and 2012 to conform to our 2014 presentation. We now present the Provision for deferred income taxes as opposed to the Change in deferred income taxes as a line item. This change resulted in a reclassification of amounts between the Provision for deferred income taxes and Accrued expenses and other current liabilities line items. This reclassification had no impact on our Net cash provided by operating activities or total cash flows for any period presented.

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

Segment Reporting

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment. These similarities include 1) the nature of our products and services, 2) the types of customers we sell to and 3) the distribution methods we use. Our chief operating decision maker (CODM) evaluates each sales center based on individual performance that includes both financial and operational measures. Additionally, our CODM makes decisions about how to allocate resources primarily on a sales center-by-sales center basis. We do not track sales by product lines and product categories on a consolidated basis. Based on the number of product lines and product categories that we have, and the fact that we make ongoing changes as to how products are classified within these groups, it is impracticable to report our sales by product category.

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

We offer volume incentives to some of our customers and we account for these incentives as an adjustment to sales. We estimate the amount of volume incentives earned based on our estimate of cumulative sales for the fiscal year relative to our customers’ progress toward achieving minimum purchase requirements. We record customer returns, including those associated with early buy programs, as an adjustment to sales. Historically customer returns have not been material. Other items that we record as adjustments to sales include cash discounts, pricing adjustments and credit card fees related to customer payments.

We also report sales net of tax amounts that we collect from our customers and remit to governmental authorities. These tax amounts may include, but are not limited to, sales, use, value added and some excise taxes.

Vendor Incentives

Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for vendor incentives as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until we sell the products, at which time such incentives are recognized as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount of the incentives earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning the incentives. We accrue vendor incentives on a monthly basis using these estimates, provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual incentives earned based on actual purchase levels and trends related to sales and purchasing mix. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor incentives that are deferred in inventory. We recognize changes in our estimates for vendor incentives as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2014	2013	2012
$38,674	$35,010	$33,964

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2014	2013	2012
$6,894	$5,917	$6,248

Income Taxes

We record deferred tax assets and liabilities based on differences between the financial reporting and tax basis of assets and liabilities using currently enacted rates and laws that will be in effect when we expect the differences to reverse. Due to changing tax laws and state income tax rates, significant judgment is required to estimate the effective tax rate expected to apply to tax differences that are expected to reverse in the future.

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

Earnings Per Share

We calculate basic earnings per share by dividing net income or loss attributable to Pool Corporation by the weighted average number of common shares outstanding. We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation. Diluted earnings per share includes the dilutive effects of other share-based awards. For additional discussion of earnings per share, see Note 8.

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest expense, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.3 million in 2014 and $0.2 million in 2013 and a net gain of $0.1 million in 2012.

Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts and contingent consideration related to our recent PSL acquisition.

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

The table below presents the estimated fair value of our interest rate swap contracts and our forward-starting interest rate swap contracts (in thousands):

	Fair Value at December 31,
Level 2	2014	2013
Unrealized losses on interest rate swaps	$(2,207)	$(1,710)

We include unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

Level 3

As of December 31, 2014, our Consolidated Balance Sheets reflect $0.2 million in Accrued expenses and other current liabilities for contingent consideration related to a potential future payout for the PSL acquisition. In determining this estimate, we applied an income approach using a probability-weighted model of possible outcomes based on our estimates of fiscal 2015 earnings for PSL (Level 3 inputs as defined in the accounting guidance). We have made no adjustments to our estimate since the acquisition date. Any adjustment to the fair value of contingent consideration would be recognized in earnings in the period in which we determined that the fair value changed. Based on our earnings projections for PSL as of December 31, 2014, which considered that PSL was still in the early stages of its 2015 pool season, we determined that the contingent consideration liability was in a range of acceptable estimates as of December 31, 2014.

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

Interest Rate Swaps

We have designated our interest rate swap contracts and forward-starting interest rate swap contracts as cash flow hedges, and we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. If our swaps became ineffective, we would immediately recognize the changes in fair value in earnings.

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in 2014, 2013 or 2012.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2014	2013	2012
Balance at beginning of year	$4,547	$5,477	$5,900
Bad debt expense	1,167	838	1,007
Write-offs, net of recoveries	(1,706)	(1,768)	(1,430)
Balance at end of year	$4,008	$4,547	$5,477

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by class with particular emphasis on stock keeping units with the weakest sales over the previous 12 months (or 36 months for tile and parts products). The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	superseded and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2014	2013	2012
Balance at beginning of year	$7,103	$7,520	$7,073
Provision for inventory write-downs	1,535	1,538	3,852
Deduction for inventory write-offs	(2,235)	(1,955)	(3,405)
Balance at end of year	$6,403	$7,103	$7,520

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 5 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2014	2013	2012
$14,495	$13,359	$11,592

Acquisitions

We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period (which cannot exceed 1 year from the acquisition date). We remeasure any contingent liabilities at fair value in each subsequent reporting period. We expense all acquisition related costs as incurred, including any restructuring costs associated with a business combination.

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

We estimate the fair value of our reporting units based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). If the estimated fair value of any of our reporting units falls below its carrying value, we compare the estimated fair value of the reporting unit’s goodwill to its carrying value. If the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Self Insurance

We are self-insured for employee health benefits, workers’ compensation coverage, property and casualty, and automobile insurance. To limit our exposure, we also maintain excess and aggregate liability coverage. We establish self‑insurance reserves based on estimates of claims incurred but not reported and information that we obtain from third-party service providers regarding known claims. Our management reviews these reserves based on consideration of various factors, including but not limited to the age of existing claims, estimated settlement amounts and other historical claims data.

Redeemable Noncontrolling Interest

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment in the year ended December 31, 2014.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

December 31, 2014
Redeemable noncontrolling interest, beginning of period	$—
Acquisition date value of noncontrolling interest	3,131
Net income attributable to noncontrolling interest	338
Other comprehensive loss attributable to noncontrolling interest	(356)
Redeemable noncontrolling interest, end of period	$3,113

Retained (Deficit) Earnings

We account for the retirement of treasury share repurchases as a reduction of Retained (deficit) earnings on our Consolidated Balance Sheets.  As of December 31, 2014, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $815.7 million and cumulative dividends declared of $274.9 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2014	2013	2012
Cash paid during the year for:
Interest	$6,481	$5,963	$5,495
Income taxes, net of refunds	58,405	47,138	45,404

Note 2 - Acquisitions

2014 Acquisitions

In February 2014, we acquired certain distribution assets of Atlantic Chemical & Aquatics Inc., a regional swimming pool products distributor based in Nova Scotia with two sales center locations serving the Maritime Provinces of Canada. In March 2014, we acquired certain distribution assets of DFW Stone Supply, LLC, a distributor of natural stone and rock products and masonry supplies with two sales center locations in the Dallas, Texas metropolitan area. In July 2014, we purchased a 60% controlling interest in PSL, a distributor of swimming pool and spa equipment, accessories and leisure products, with one sales center located in Brisbane, Australia. As part of this transaction, PSL acquired Niagara Pool Supplies (Niagara), a distributor of pool products, with two sales centers in New South Wales, Australia. In addition to the cash consideration paid, we recorded contingent consideration of $0.2 million related to a potential future payout (based on PSL’s fiscal 2015 earnings), which is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets. In December 2014, we acquired certain distribution assets of St. Louis Hardscape Material & Supply, LLC, a hardscape and landscaping materials supplier with one location in St. Louis, Missouri.

We have completed our acquisition accounting for these acquisitions, subject to adjustments for standard holdback provisions per the terms of the purchase agreements, which are not material. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

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

In 2014, we completed the acquisition accounting for each of our 2013 acquisitions.  These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

2012 Acquisitions

In February 2012, we acquired the distribution assets of Ideal Distributors Ltd., a regional swimming pool products distributor with four sales center locations in British Columbia, Canada. In March 2012, we acquired the distribution assets of CCR Distribution, a swimming pool products distributor with one sales center in Ontario, Canada.

In 2013, we completed the acquisition accounting for each of our 2012 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2012	$179,249
Foreign currency translation adjustments	1,991
Goodwill (gross) at December 31, 2013	181,240

Accumulated impairment losses at December 31, 2012	(9,266)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2013	(9,266)

Goodwill (net) at December 31, 2013	$171,974

Goodwill (gross) at December 31, 2013	$181,240
Acquired goodwill	3,907
Foreign currency translation adjustments	(1,957)
Goodwill (gross) at December 31, 2014	183,190

Accumulated impairment losses at December 31, 2013	(9,266)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2014	(9,266)

Goodwill (net) at December 31, 2014	$173,924

In October 2014 and October 2013, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. As of October 1, 2014, we had 215 reporting units with allocated goodwill balances.  The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

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

Other intangible assets consisted of the following (in thousands):

	December 31,
	2014	2013
Horizon tradename (indefinite life)	$8,400	$8,400
Pool Systems tradename and trademarks (indefinite lives)	1,162	—
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	2,599	4,140
Patents (16 year weighted average useful life)	549	—
Other intangible assets	14,210	14,040
Less: Accumulated amortization	(2,215)	(3,844)
Other intangible assets, net	$11,995	$10,196

The Horizon and Pool Systems tradenames and trademarks have indefinite useful lives and are not subject to amortization.  However, we evaluate the useful lives of these intangible assets and test for impairment annually.  The NPT tradename, our non-compete agreements and our patents have finite useful lives and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives. We have not identified any indicators of impairment related to these assets. The useful lives for our non-compete agreements are based on their contractual terms, and the useful lives for our patents are based on statutory terms. We recognize expenses related to patent renewal costs as incurred.

Other intangible amortization expense was $0.8 million in 2014, $0.8 million in 2013 and $0.9 million in 2012.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2015	$401
2016	350
2017	319
2018	316
2019	168

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2014	2013
Receivables, net:
Trade accounts	$17,558	$14,150
Vendor incentives	35,894	33,779
Other, net	1,570	1,756
Total receivables	55,022	49,685
Less: Allowance for doubtful accounts	(4,008)	(4,547)
Receivables, net	$51,014	$45,138

Prepaid expenses and other current assets:
Prepaid expenses	$11,535	$9,670
Other current assets	124	132
Prepaid expenses and other current assets	$11,659	$9,802

Property and equipment, net:
Land	$1,775	$1,641
Buildings	1,868	2,196
Leasehold improvements	30,361	28,048
Autos and trucks	25,829	19,994
Machinery and equipment	36,001	30,181
Computer equipment	36,417	34,779
Furniture and fixtures	9,266	8,827
Fixed assets in progress	4,090	4,336
Total property and equipment	145,607	130,002
Less: Accumulated depreciation	(89,132)	(77,674)
Property and equipment, net	$56,475	$52,328

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$6,659	$5,658
Incentive compensation	27,296	26,728
Taxes payable	7,425	7,341
Other	12,705	9,574
Accrued expenses and other current liabilities	$54,085	$49,301

Note 5 - Debt

The table below presents the components of our debt as of December 31, 2014 and December 31, 2013 (in thousands):

	December 31,
	2014	2013
Variable rate debt
Current portion:
Australian Seasonal Credit Facility (described below)	$1,529	$—

Long-term portion:
Revolving Credit Facility (described below)	251,709	194,418
Receivables Securitization Facility (described below)	67,600	52,000
Total debt	$320,838	$246,418

Revolving Credit Facility

On November 20, 2014, we, along with our wholly owned subsidiaries, SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower, executed an amendment to our unsecured syndicated senior credit facility (the Credit Facility). The Credit Facility borrowing capacity remains $465.0 million under a five-year revolving credit facility, but as amended, matures on November 20, 2019.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit. Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.

Our obligations under the Credit Facility are guaranteed by substantially all of our existing and future direct and indirect domestic subsidiaries.  The Credit Facility contains terms and provisions (including representations, covenants and conditions) and events of default customary for transactions of this type.  If we default under the Credit Facility, the lenders may terminate their commitments under the Credit Facility and may require us to repay all amounts.

At December 31, 2014, there was $251.7 million outstanding and $209.5 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2014 was approximately 2.0%, excluding commitment fees.

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

The interest rate margins on the borrowings and letters of credit are based on our leverage ratio and will range from 1.150% to 1.650% on CDOR, LIBOR and swingline loans, and from 0.150% to 0.650% on Base Rate and Canadian Base Rate loans.   Borrowings under the swingline loans are based on the LIBOR Market Index Rate (LMIR) plus any applicable margin.  We are also required to pay an annual facility fee ranging from 0.100% to 0.225%, depending on our leverage ratio.

Receivables Securitization Facility

On October 24, 2014, we and certain of our subsidiaries entered into an amendment of our two-year accounts receivable securitization facility (the Receivables Facility). As amended, the Receivables Facility has a peak seasonal funding capacity of up to $140.0 million between May 1 and June 30 and other funding capacities of up to $70.0 million between October 1 and February 28 and up to $120.0 million between March 1 and April 30 and between July 1 and September 30. An additional seasonal borrowing capacity of up to $40.0 million may be available between April 1 and July 31.

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

At December 31, 2014, there was $67.6 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Depending on the funding source used by the financial institutions to purchase the receivables, borrowings under the Receivables Facility bear interest at one of the following and, in each case, plus an applicable margin of 0.75%:

a.	for financial institutions using the commercial paper market, commercial paper rates based on the applicable variable rates in the commercial paper market at the time of issuance; or

b.	for financial institutions not using the commercial paper market, LMIR.

We also pay an unused fee of 0.35% on the excess of the facility limit over the average daily capital outstanding. We pay this fee monthly in arrears.

Australian Seasonal Credit Facility

PSL utilizes the Australian Seasonal Credit Facility to supplement working capital needs during its peak season, which runs from July to March.  The arrangement provides a borrowing capacity of AU$3 million, and any amounts outstanding must be repaid by April 1.

Floating Rate Senior Notes

On February 12, 2007, we issued and sold $100.0 million aggregate principal amount of Floating Rate Senior Notes (the Notes) in a private placement offering pursuant to a Note Purchase Agreement.  We paid off the Notes at maturity on February 12, 2012 as reflected on our Statements of Cash Flows.

Interest Rate Swaps

As of December 31, 2014, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swaps convert the variable interest rates to fixed interest rates on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	25.0	1.185%
Interest rate swap 3	December 21, 2011	50.0	1.100%
Interest rate swap 4	January 17, 2012	25.0	1.050%
Interest rate swap 5	January 19, 2012	25.0	0.990%

In May 2014, we entered into four forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility.  These new swap contracts will convert the variable interest rate to fixed interest rates on borrowings under the Credit Facility.  Each of these forward‑starting swap contracts becomes effective on October 19, 2016 and terminates on September 20, 2018.  The following table provides additional details related to each of these new swap contracts:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	May 8, 2014	$25.0	2.520%
Forward-starting interest rate swap 2	May 14, 2014	50.0	2.450%
Forward-starting interest rate swap 3	May 19, 2014	50.0	2.339%
Forward-starting interest rate swap 4	May 28, 2014	25.0	2.256%

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

Since inception, we have not recognized any gains or losses on these swaps through income and there has been no effect on income from hedge ineffectiveness. The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $1.4 million in 2014, $1.4 million in 2013 and $1.3 million in 2012.

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in 2014, 2013 or 2012.

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

As of December 31, 2014, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs in Other assets, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangement. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	2014	2013
Deferred financing costs:
Balance at beginning of year	$4,099	$3,055
Financing costs deferred	394	1,044
Write-off fully amortized deferred financing costs	—	—
Balance at end of year	4,493	4,099

Accumulated amortization of deferred financing costs:
Balance at beginning of year	(1,985)	(1,573)
Amortization of deferred financing costs	(542)	(412)
Write-off fully amortized deferred financing costs	—	—
Balance at end of year	(2,527)	(1,985)
Deferred financing costs, net of accumulated amortization	$1,966	$2,114

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued from 1,515,000 shares under the 2007 LTIP to 5,415,000 shares under the Amended 2007 LTIP.  As of December 31, 2014, we had 1,399,876 shares available for future issuance including 440,209 shares that may be issued as restricted stock.

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

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2014:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2013	3,393,281	$27.74
Granted	170,725	58.24
Less: Exercised	441,833	28.18
Forfeited	10,075	30.64
Balance at December 31, 2014	3,112,098	$29.35	4.71	$106,104,660

Exercisable at December 31, 2014	1,994,947	$25.51	3.40	$75,666,879

The following table presents information about stock options outstanding and exercisable at December 31, 2014:

	Outstanding Stock Options			Exercisable Stock Options
Range of exercise prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 18.00 to $ 20.34	1,349,786	4.19	$19.68	1,109,461	$19.55
$ 20.35 to $ 37.85	1,083,067	4.83	30.91	610,916	30.35
$ 37.86 to $ 58.26	679,245	5.56	46.05	274,570	38.84
	3,112,098	4.71	$29.35	1,994,947	$25.51

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2014	2013	2012
Options exercised	441,833	780,485	986,110
Cash proceeds	$12,451	$20,323	$19,221
Intrinsic value of options exercised	$13,132	$19,273	$19,383
Tax benefits realized	$5,018	$7,364	$7,418

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2014		2013		2012
Expected volatility	37.7%		38.7%		38.6%
Expected term	7.2	years	7.5	years	7.6	years
Risk-free interest rate	2.26%		1.51%		1.61%
Expected dividend yield	1.5%		1.5%		2.0%
Grant date fair value	$21.07		$16.42		$12.66

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

The following table presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2014	2013	2012
Share-based compensation expense	$3,632	$3,746	$4,304
Recognized tax benefits	1,388	1,431	1,647

At December 31, 2014, the unamortized compensation expense related to stock option awards totaled $3.4 million.  We anticipate that this expense will be recognized over a weighted average period of 2.1 years.

Restricted Stock Awards

The table below presents restricted stock awards activity under our share-based plans for the year ended December 31, 2014:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2013	490,264	$26.98
Granted (at market price)	92,619	58.18
Less: Vested	212,794	22.46
Forfeited	4,230	31.22
Balance unvested at December 31, 2014	365,859	$37.47

At December 31, 2014, the unamortized compensation expense related to the restricted stock awards totaled $3.0 million.  We anticipate that this expense will be recognized over a weighted average period of 1.8 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2014	2013	2012
Shares vested	212,794	102,536	69,580
Fair value of restricted stock awards vested	$12,354	$4,544	$2,338

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2014	2013	2012
Share-based compensation expense	$5,203	$4,103	$3,873

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each year presented below, our employees purchased the following aggregate number of shares:

2014	2013	2012
22,508	26,644	31,275

The grant date fair value for the most recent ESPP purchase period ended December 31, 2014 was $12.03 per share.  Share-based compensation expense related to our ESPP was $0.2 million in 2014, $0.3 million in 2013 and $0.3 million in 2012.

Note 7 - Income Taxes

Income (loss) before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2014	2013	2012
United States	$178,497	$158,851	$144,578
Foreign (1)	2,888	(113)	(6,178)
Total	$181,385	$158,738	$138,400

  (1)  The foreign loss before income taxes in 2012 includes the $6.9 million goodwill impairment charge related to the United Kingdom.

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2014	2013	2012
Current:
Federal	$54,447	$49,425	$43,871
State and other	9,126	7,486	5,958
Total current provision for income taxes	63,573	56,911	49,829

Deferred:
Federal	6,942	4,905	6,071
State and other	44	(226)	844
Total deferred provision for income taxes	6,986	4,679	6,915
Provision for income taxes	$70,559	$61,590	$56,744

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2014	2013	2012
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	0.43	0.57	1.97
Other, primarily state income tax rate	3.47	3.23	4.03
Total effective tax rate	38.90%	38.80%	41.00%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Product inventories	$6,583	$6,476
Accrued expenses	3,168	4,072
Allowance for doubtful accounts	172	346
Total current	9,923	10,894
Less: Valuation allowance	(1,596)	(1,691)
Component reclassified for net presentation	(5,210)	(3,746)
Total current, net	3,117	5,457

Leases	1,763	1,805
Share-based compensation	14,483	15,579
Uncertain tax positions	1,641	1,343
Net operating losses	5,494	4,709
Interest rate swaps	861	667
Equity losses in unconsolidated investments	5,653	5,653
Other	1,009	953
Total non-current	30,904	30,709
Less: Valuation allowance	(9,551)	(8,672)
Component reclassified for net presentation	(20,462)	(21,253)
Total non-current, net	891	784

Total deferred tax assets	4,008	6,241

Deferred tax liabilities:
Trade discounts on purchases	2,836	2,022
Prepaid expenses	2,374	1,724
Total current	5,210	3,746
Component reclassified for net presentation	(5,210)	(3,746)
Total current, net	—	—

Intangible assets, primarily goodwill	36,927	33,659
Depreciation	7,039	6,702
Total non-current	43,966	40,361
Component reclassified for net presentation	(20,462)	(21,253)
Total non-current, net	23,504	19,108

Total deferred tax liabilities	23,504	19,108

Net deferred tax liability	$(19,496)	$(12,867)

At December 31, 2014, certain of our international subsidiaries had tax loss carryforwards totaling approximately $19.9 million, which expire in various years after 2015.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $5.5 million as of December 31, 2014 and $4.7 million as of December 31, 2013.  We have recorded a corresponding valuation allowance of $5.5 million and $4.7 million in the respective years. We have also recorded a $5.7 million valuation allowance for our deferred tax asset related to the $14.4 million capital loss carryforward resulting from the write‑off of our investment in Latham Acquisition Corporation (LAC). Based on the more likely than not threshold, we do not believe we will generate sufficient capital gains to recognize the capital loss before its expiration on December 31, 2015.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $5.5 million in 2014 and $4.6 million in 2013.

As of December 31, 2014, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We hold, through our affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits.  Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts, and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested, are not material as of December 31, 2014 and are intended to be used to fund current cash flow needs in the countries where held.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2014	2013	2012
Balance at beginning of year	$3,837	$3,504	$4,715
Increases for tax positions taken during a prior period	—	—	—
Increases for tax positions taken during the current period	1,664	1,140	972
Decreases resulting from the expiration of the statute of limitations	811	807	2,123
Decreases relating to settlements	—	—	60
Balance at end of year	$4,690	$3,837	$3,504

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $3.0 million at December 31, 2014 and $2.5 million at December 31, 2013.

We record interest expense related to unrecognized tax benefits in interest expense, while we record related penalties in selling and administrative expenses.  For unrecognized tax benefits, we had minimal interest expense in 2014 and interest income of $0.2 million in 2013 and $0.3 million in 2012.  Accrued interest related to unrecognized tax benefits was approximately $0.4 million at December 31, 2014 and $0.4 million at December 31, 2013.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012
Net income	$111,030	$97,330	$81,972
Less: net income attributable to noncontrolling interest	(338)	—	—
Net income attributable to Pool Corporation	$110,692	$97,330	$81,972
Weighted average shares outstanding:
Basic	44,281	46,282	46,937
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,160	1,248	1,121
Diluted	45,441	47,530	48,058

Earnings per share:
Basic	$2.50	$2.10	$1.75
Diluted	$2.44	$2.05	$1.71

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	169	—	417

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

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

2014	2013	2012
$60,214	$58,188	$59,873

The table below sets forth the approximate future minimum lease payments as of December 31, 2014 related to non-cancelable operating leases and the non-cancelable portion of certain vehicle operating leases with initial terms of one year or more (in thousands):

2015	$40,296
2016	36,344
2017	27,629
2018	19,669
2019	12,800
Thereafter	12,862

Contingencies

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. Each quarter, we evaluate developments related to claims and litigation and record a liability if we deem a loss to be probable and estimable. When evaluating these matters for accrual and disclosure, we consider factors such as historical experience, specific facts and claims asserted, the likelihood we will prevail and the magnitude of any potential loss. The outcome of any litigation is inherently unpredictable. Based on currently available facts, we do not believe that the ultimate resolution of any of these claims and litigation matters will have a material adverse impact on our financial condition, results of operations or cash flows. We do not believe our exposure for any of these matters is material for disclosure, either individually or in the aggregate.

Note 10 - Related Party Transactions

Policy

Our policy for related party transactions is included in our written Audit Committee Charter.  This policy requires that our Audit Committee review and approve all related party transactions required to be disclosed in our Annual Proxy Statement or required to be approved based on NASDAQ rules.

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 54,800 square feet of office space.  In May 2005 we amended the lease agreement, which has a ten year term. In June 2013 we exercised an option to extend the term of a portion of the lease agreement through May 2020.  As of December 31, 2014, we pay rent of $83,342 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC (S&C) for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole owner of S&C is A. David Cook, a Pool Corporation executive officer.  This lease expired in November 2014 and we relocated this sales center to a new facility leased from an unrelated third party.

In May 2001, we entered into a lease agreement with Kenneth St. Romain, a Pool Corporation executive officer, for a sales center facility in Jackson, Mississippi.  In 2008, we extended this lease for a second term, which was set to expire on November 30, 2013.  In November 2013, Mr. St. Romain sold this facility to an unrelated third party and we executed a lease agreement with the new landlord.

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2014	2013	2012
NCC	$989	$950	$937
Other	64	178	183
Total	$1,053	$1,128	$1,120

Note 11 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which is a defined contribution plan and provides benefits for substantially all employees who meet length of service requirements. Eligible employees are able to contribute up to 75% of their compensation, subject to the federal dollar limit. For plan participants, we provide a matching contribution. We contribute a total match on employee contributions of up to 4% of their compensation, with a 100% match on the first 3% of compensation deferred and a 50% match on deferrals between 3% and 5% of compensation. We also offer defined contribution plans for certain of our international entities. The plan funding is calculated as a percentage of the employee’s earnings and in compliance with local laws and practices. The related expense is not material and is included in the matching contributions - defined contribution plans line item in the table below.

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

The table below sets forth our matching contributions for the past three years (in thousands):

	2014	2013	2012
Matching contributions - defined contribution plans	$5,235	$4,861	$4,589
Matching contributions - deferred compensation plan	233	36	262

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2014				2013
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$406,344	$848,240	$615,536	$376,442	$370,362	$790,392	$578,157	$340,789
Gross profit	114,100	246,976	176,244	106,020	104,761	228,166	162,557	95,793
Net income (loss)	4,188	73,863	34,958	(1,979)	3,440	66,533	32,332	(4,975)
Net income (loss) attributable to Pool Corporation	4,188	73,863	34,836	(2,195)	3,440	66,533	32,332	(4,975)
Earnings (loss) per share:
Basic	$0.09	$1.65	$0.80	$(0.05)	$0.07	$1.43	$0.70	$(0.11)
Diluted	$0.09	$1.61	$0.78	$(0.05)	$0.07	$1.39	$0.68	$(0.11)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2014, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2014, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2014, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on Pool Corporation’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2014, and our report dated February 26, 2015 and expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 26, 2015

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2015 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2015 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2015 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2015 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2015 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	42
	Consolidated Statements of Income	43
	Consolidated Statements of Comprehensive Income	44
	Consolidated Balance Sheets	45
	Consolidated Statements of Cash Flows	46
	Consolidated Statements of Changes in Stockholders’ Equity	47
	Notes to Consolidated Financial Statements	48

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2015.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2015.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY
Melanie M. Housey	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2	*	as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.4	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.5	*	Form of Stock Option Agreement under 2002 Long‑Term Incentive Plan.		10-K	000-26640	03/01/2005
10.6	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.	X
10.7	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.	X
10.8	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.	X
10.9	*	Form of Stock Option Agreement for Participants Outside of the United States under the Amended and Restated 2007 Long‑Term Incentive Plan.	X
10.10	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.12	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.13	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.14	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.15	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.16	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.17	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.18
Lease Agreement (Mandeville Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
				10-Q	000-26640	07/30/2004

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.19		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.20		as amended by Third Amendment entered into as of October 7, 2013 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	02/27/2014
10.21	*	Form of Stock Option Agreement under the Non‑employee Directors Equity Incentive Plan.		10-K	000-26640	03/01/2005
10.22	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.23	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.24		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.25	*	Pool Corporation Executive Bonus Plan.		10-K	000-26640	03/01/2010
10.26
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
				10-Q	000-26640	10/31/2011
10.27		as amended by Second Amendment entered into as of April 1, 2013.		10-Q	000-26640	07/31/2013
10.28		as amended by Third Amendment entered into as of June 14, 2013.		10-Q	000-26640	07/31/2013
10.29		as amended by Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement entered into as of September 20, 2013.		8-K	000-26640	09/24/2013
10.30		as amended by Fifth Amendment to Credit Agreement entered into as of July 25, 2014.		10-Q	000-26640	10/30/2014
10.31		as amended by Sixth Amendment to Credit Agreement entered into as of November 20, 2014.		8-K	000-26640	11/25/2014
10.32	*	Pool Corporation Strategic Plan Incentive Program.		8-K	000-26640	05/02/2013
10.33
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.34
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent.
				8-K	000-26640	10/17/2013
10.35		as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.36		as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.37		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2014, December 31, 2013 and December 31, 2012;

3.	Consolidated Balance Sheets at December 31, 2014 and December 31, 2013;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2014, December 31, 2013 and December 31, 2012;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2014, December 31, 2013 and December 31, 2012; and

6.	Notes to Consolidated Financial Statements.