Form 10-Q
period 2015-03-31
POOL CORP
filed 2015-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

As of April 24, 2015, there were 43,653,157 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2015

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2015	2014
Net sales	$450,430	$406,344
Cost of sales	325,629	292,244
Gross profit	124,801	114,100
Selling and administrative expenses	109,202	105,454
Operating income	15,599	8,646
Interest expense, net	1,995	1,933
Income before income taxes and equity earnings	13,604	6,713
Provision for income taxes	5,292	2,604
Equity earnings in unconsolidated investments	121	79
Net income	8,433	4,188
Less: net income attributable to noncontrolling interest	(14)	—
Net income attributable to Pool Corporation	$8,419	$4,188

Earnings per share:
Basic	$0.19	$0.09
Diluted	$0.19	$0.09
Weighted average shares outstanding:
Basic	43,601	45,178
Diluted	44,756	46,375

Cash dividends declared per common share	$0.22	$0.19

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Net income	$8,433	$4,188
Other comprehensive loss:
Foreign currency translation adjustments	(4,708)	(847)
Change in unrealized gains and losses on interest rate swaps, net of tax of $593 and $(74)	(928)	116
Total other comprehensive loss	(5,636)	(731)
Comprehensive income	2,797	3,457
Add: comprehensive loss attributable to noncontrolling interest	202	—
Comprehensive income attributable to Pool Corporation	$2,999	$3,457

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2015	2014	2014 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$5,048	$7,257	$14,830
Receivables, net	56,117	47,694	51,014
Receivables pledged under receivables facility	182,610	163,413	89,631
Product inventories, net	559,260	527,304	466,962
Prepaid expenses and other current assets	11,066	9,944	11,659
Deferred income taxes	3,091	5,427	3,117
Total current assets	817,192	761,039	637,213

Property and equipment, net	62,509	55,212	56,475
Goodwill	172,335	173,554	173,924
Other intangible assets, net	11,735	10,991	11,995
Equity interest investments	1,345	1,272	1,244
Other assets, net	19,298	11,132	12,086
Total assets	$1,084,414	$1,013,200	$892,937

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$375,995	$370,002	$236,294
Accrued expenses and other current liabilities	32,188	28,069	54,085
Current portion of long-term debt and other long-term liabilities	—	4	1,529
Total current liabilities	408,183	398,075	291,908

Deferred income taxes	23,918	19,747	23,504
Long-term debt	394,559	324,226	319,309
Other long-term liabilities	13,354	9,474	10,751
Total liabilities	840,014	751,522	645,472

Redeemable noncontrolling interest	2,911	—	3,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 43,650,023, 45,123,118 and 43,511,093 shares issued and outstanding at March 31, 2015, March 31, 2014 and December 31, 2014, respectively	44	45	44
Additional paid-in capital	350,758	319,278	338,620
Retained deficit	(100,231)	(59,826)	(90,650)
Accumulated other comprehensive (loss) income	(9,082)	2,181	(3,662)
Total stockholders’ equity	241,489	261,678	244,352
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,084,414	$1,013,200	$892,937
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2015	2014
Operating activities
Net income	$8,433	$4,188
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	3,711	3,434
Amortization	278	328
Share-based compensation	2,171	2,058
Excess tax benefits from share-based compensation	(3,738)	(1,487)
Equity earnings in unconsolidated investments	(121)	(79)
Other	2,107	1,851
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(98,163)	(85,018)
Product inventories	(93,133)	(97,032)
Prepaid expenses and other assets	64	(1,197)
Accounts payable	138,792	154,675
Accrued expenses and other current liabilities	(18,054)	(19,066)
Net cash used in operating activities	(57,653)	(37,345)

Investing activities
Acquisition of businesses, net of cash acquired	(319)	(4,512)
Purchase of property and equipment, net of sale proceeds	(8,797)	(5,870)
Payments to fund credit agreement	(5,350)	—
Other investments, net	(57)	49
Net cash used in investing activities	(14,523)	(10,333)

Financing activities
Proceeds from revolving line of credit	217,207	184,988
Payments on revolving line of credit	(188,457)	(163,549)
Proceeds from asset-backed financing	62,500	66,569
Payments on asset-backed financing	(16,000)	(10,200)
Proceeds from long-term debt and other long-term liabilities	680	—
Payments on long-term debt and other long-term liabilities	(2,209)	—
Excess tax benefits from share-based compensation	3,738	1,487
Proceeds from stock issued under share-based compensation plans	6,229	5,231
Payments of cash dividends	(9,607)	(8,569)
Purchases of treasury stock	(8,393)	(28,168)
Net cash provided by financing activities	65,688	47,789
Effect of exchange rate changes on cash and cash equivalents	(3,294)	(860)
Change in cash and cash equivalents	(9,782)	(749)
Cash and cash equivalents at beginning of period	14,830	8,006
Cash and cash equivalents at end of period	$5,048	$7,257

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

A description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three month period ended March 31, 2015 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2015.

Reclassifications

On our Condensed Consolidated Statements of Cash Flows, for comparative purposes, we reclassified certain amounts in 2014 to conform to our 2015 presentation. Within Net cash used in operating activities, we now include the amount of our provision for deferred income taxes as opposed to the change in deferred income taxes within the Other line item. This change resulted in a reclassification of amounts between the Other line item and the Accrued expenses and other current liabilities line item. This reclassification had no impact on our Net cash used in operating activities or total cash flows for any period presented.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $6.6 million was outstanding as of March 31, 2015. Amounts outstanding under the credit agreement are recorded within Other assets, net on our Consolidated Balance Sheets and are collateralized by certain assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit).   As of March 31, 2015, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $824.1 million and cumulative dividends of $284.5 million.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income attributable to Pool Corporation by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS includes the dilutive effects of other share-based awards.  Stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2015	2014
Net income	$8,433	$4,188
Less: net income attributable to noncontrolling interest	(14)	—
Net income attributable to Pool Corporation	$8,419	$4,188

Weighted average shares outstanding:
Basic	43,601	45,178
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,155	1,197
Diluted	44,756	46,375

Earnings per share:
Basic	$0.19	$0.09
Diluted	$0.19	$0.09

Anti-dilutive stock options excluded from diluted earnings per share computations	176	169

Note 3 – Acquisitions

In December 2014, we acquired certain distribution assets of St. Louis Hardscape Material & Supply, LLC, a hardscape and landscaping materials supplier with one location in St. Louis, Missouri. Because this acquisition was completed on December 31, 2014, we have included the results of this acquired company beginning January 1, 2015.

We completed our preliminary acquisition accounting for this acquisition, subject to adjustments in accordance with the terms of the purchase agreements during the one year measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

In July 2014, we purchased a 60% controlling interest in PSL, a distributor of swimming pool and spa equipment, accessories and leisure products, with one sales center located in Brisbane, Australia. As part of this transaction, PSL acquired Niagara Pool Supplies (Niagara), a distributor of pool products, with two sales centers in New South Wales, Australia. In addition to the cash consideration paid, we recorded contingent consideration related to a potential future payout (based on PSL’s fiscal 2015 earnings), which is included in Accrued expenses and other current liabilities on our Consolidated Balance Sheets.

We completed our preliminary acquisition accounting for this acquisition, subject to adjustments in accordance with the terms of the purchase agreements during the one year measurement period.  This acquisition did not have a material impact on our financial position or results of operations.

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

Note 4 – Fair Value Measurements and Interest Rate Swaps

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts and contingent consideration related to our PSL acquisition. The three levels of the fair value hierarchy under the accounting guidance are described below:

Level 1	Inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets.

Level 2	Inputs to the valuation methodology include:

•	quoted prices for similar assets or liabilities in active markets;

•	quoted prices for identical or similar assets or liabilities in inactive markets;

•	inputs other than quoted prices that are observable for the asset or liability; or

•	inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

Interest Rate Swaps

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

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first three months of 2015 nor 2014.

The table below presents the estimated fair value of our interest rate swap contracts and our forward-starting interest rate swap contracts (in thousands):

	Fair Value at
	March 31,
Level 2	2015	2014
Unrealized losses on interest rate swaps	$(3,728)	$(1,520)

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

Contingent Consideration

As of March 31, 2015, our Consolidated Balance Sheets reflect $0.2 million in Accrued expenses and other current liabilities for contingent consideration related to a potential future payout for the PSL acquisition. In determining this estimate, we applied an income approach using a probability-weighted model of possible outcomes based on our estimates of fiscal 2015 earnings for PSL (Level 3 inputs as defined in the accounting guidance). We have made no adjustments to our estimate since the acquisition date. Any adjustment to the fair value of contingent consideration would be recognized in earnings in the period in which we determined that the fair value changed. Based on our earnings projections for PSL as of March 31, 2015, we determined that the contingent consideration liability was in a range of acceptable estimates.

Other

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the note receivable with our variable interest entity and the carrying value of long-term debt approximate fair value.  Our determination of the estimated fair values of these long-term instruments reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates and collectibility (Level 3 inputs as defined in the accounting guidance).

Note 5 – Debt

The table below presents the components of our debt at March 31, 2015 and March 31, 2014 (in thousands):

	March 31,
	2015	2014
Long-term debt, variable rate:
Revolving Credit Facility	$280,459	$215,857
Receivables Securitization Facility	114,100	108,369
Total debt	$394,559	$324,226

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at March 31, 2015.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

March 31, 2015
Redeemable noncontrolling interest, beginning of period	$3,113
Net income attributable to noncontrolling interest	14
Other comprehensive loss attributable to noncontrolling interest	(216)
Redeemable noncontrolling interest, end of period	$2,911

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2014 Annual Report on Form 10-K.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2014 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

We began 2015 with solid first quarter results. Our performance is a positive reflection on both market conditions and our strong position within our industry. Both our strength and our value proposition are unique, given the investments that we have made over the course of many years, most notably in inventory and related systems that enable us to have what our customers need, when and where they need it. This allows us to help our customers succeed because the greater our ability to serve them, the better they can serve their customers.

Net sales for the first quarter of 2015 increased 11% compared to the first quarter of 2014, with base business sales up 10% for the period. Sales growth was driven primarily by increased sales of discretionary replacement and remodel products, particularly building materials and equipment. Consumers continue to invest in their outdoor living spaces, which often include pool and deck refurbishment and newer, more energy-efficient equipment. Similar to 2014, our 2015 customer early buy shipments caused some second quarter sales to shift into the first quarter and accounted for approximately 3% of our first quarter 2015 sales growth. Warmer-than-normal weather in our year-round markets positively impacted pool maintenance sales, but the currency translation impact of the stronger U.S. dollar on our international sales essentially offset this benefit.

Gross profit for the first quarter of 2015 increased 9% versus the same period in 2014. Gross profit as a percentage of net sales (gross margin) declined 40 basis points to 27.7% in the first quarter of 2015. Although a positive impact on our sales, the increase in customer early buy shipments negatively impacted first quarter gross margin, as these sales are primarily comprised of lower margin discretionary products. Excluding this impact, gross margin was essentially flat compared to the first quarter of last year.

Selling and administrative expenses (operating expenses) increased 4% in the first quarter of 2015 compared to the same period in 2014, with base business operating expenses up 1% for the period. The stronger U.S. dollar relative to foreign currencies favorably impacted our operating expenses by approximately 2%.

Operating income for the quarter increased 80% compared to the same period in 2014. Operating income as a percentage of net sales (operating margin) was 3.5% for the first quarter of 2015 compared to 2.1% for the same period in 2014.

Net income attributable to Pool Corporation increased 101% to $8.4 million in the first quarter of 2015 compared to the same period last year. Earnings per share increased by $0.10, or 111%, to $0.19 per diluted share for the three months ended March 31, 2015.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 13% from March 31, 2014. The increase in our net receivables primarily reflects our sales growth as well as an additional day in our March billing cycle this year versus last year. Our receivables quality remains high, with days sales outstanding (DSO), as calculated on a trailing twelve month basis, of 28.9 days at March 31, 2015 compared to 28.1 days at March 31, 2014. Our allowance for doubtful accounts balance was $4.1 million at March 31, 2015 compared to $4.8 million at March 31, 2014.

Net inventory levels increased 6% to $559.3 million at March 31, 2015.  The inventory reserve was $7.2 million at March 31, 2015 and $7.8 million at March 31, 2014. Our inventory turns, as calculated on a trailing twelve month basis, were 3.4 times at both March 31, 2015 and March 31, 2014.

Total debt outstanding of $394.6 million at March 31, 2015 increased 22% compared to March 31, 2014 primarily due to timing differences in the inventory purchase and payment cycle.

Current Trends and Outlook

For a detailed discussion of trends through 2014, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2014 Annual Report on Form 10-K.
Our projection of 2015 sales growth remains 6% to 8%, driven primarily by expectations of higher sales growth from replacement and remodel products such as building materials and equipment. Our first quarter sales benefited from a shift in the timing of customer early buy shipments from the second quarter to the first quarter. We expect an opposite impact on our second quarter sales, with a lower growth rate in the second quarter compared to the rest of the year. This shift does not have an impact on our expectations for the full year 2015. The U.S. dollar has strengthened against most major currencies over the last year. Based on current exchange rates, we expect an adverse impact on our reported sales of approximately 1% for the year from currency translation. We plan to modestly broaden our presence in 2015 by opening five to seven new sales centers and through selective acquisitions as opportunities arise. We expect the full year 2015 gross margin to be relatively flat compared to 2014.
Overall, we anticipate operating expenses will grow at approximately half the rate of our gross profit growth in 2015, reflecting inflationary increases and incremental costs to support our sales growth expectations. If foreign currency exchange rates relative to the U.S. dollar do not change, we expect a 1% to 2% benefit on our expense growth, but little impact on our bottom line results.
For the full year 2015, we project our effective income tax rate will approximate 39.0%. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. We expect the rates for the second and fourth quarters will be slightly above the full year rate, while the third quarter rate should be slightly below the estimated annual rate.
With our expectations for the year largely unchanged, we affirm our previously provided 2015 annual earnings guidance of $2.72 to $2.87 per diluted share. We expect cash provided by operations will be in line with net income for fiscal 2015 and anticipate that we may use approximately $100.0 million to $150.0 million in cash to fund share repurchases.

RESULTS OF OPERATIONS
As of March 31, 2015, we conducted operations through 330 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2015	2014
Net sales	100.0%	100.0%
Cost of sales	72.3	71.9
Gross profit	27.7	28.1
Operating expenses	24.2	26.0
Operating income	3.5	2.1
Interest expense, net	0.4	0.5
Income before income taxes and equity earnings	3.0%	1.7%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2015 and 2014 in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2015 Compared to Three Months Ended March 31, 2014
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2015	2014	2015	2014	2015	2014
Net sales	$444,853	$406,007	$5,577	$337	$450,430	$406,344

Gross profit	122,634	113,966	2,167	134	124,801	114,100
Gross margin	27.6%	28.1%	38.9%	39.8%	27.7%	28.1%

Operating expenses	106,630	105,311	2,572	143	109,202	105,454
Expenses as a % of net sales	24.0%	25.9%	46.1%	42.4%	24.2%	26.0%

Operating income (loss)	16,004	8,655	(405)	(9)	15,599	8,646
Operating margin	3.6%	2.1%	(7.3)%	(2.7)%	3.5%	2.1%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
St. Louis Hardscape Material & Supply, LLC (1) (2)	December 2014	1	January - March 2015
Pool Systems Pty. Ltd.	July 2014	3	January - March 2015
DFW Stone Supply, LLC (1)	March 2014	2	January - March 2015 and March 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	January - March 2015 and February - March 2014

(1)	We acquired certain distribution assets of each of these companies.

(2)
We completed this acquisition on December 31, 2014. We began including this sales center in our sales center count in January 2015, as shown in the table below which summarizes the changes in our sales centers during 2015.

When calculating our base business results, we exclude sales centers that are acquired, closed, or opened in new markets, for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below identifies the changes in the number of sales centers during the first three months of 2015:

December 31, 2014	328
Acquired locations	1
New locations	1
Consolidated locations	—
March 31, 2015	330

Net Sales

	Three Months Ended
	March 31,
(in millions)	2015	2014	Change
Net sales	$450.4	$406.3	$44.1	11%

Net sales for the first quarter of 2015 increased 11% compared to the first quarter of 2014, with base business sales up 10% for the period. Demand for discretionary replacement and remodel products led our base business sales growth. Consumers continue to invest in their outdoor living spaces, which often include pool and deck refurbishment and newer, more energy-efficient equipment.

The overall base business sales increase reflects the impact of the following (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	increased customer early buy shipments, which contributed 3% of our sales growth;

•	higher sales of maintenance products in our two largest, year-round markets, which we attribute to warmer-than-normal temperatures;

•	inflationary (estimated at approximately 1%) product cost increases; offset by

•	declines in foreign exchange rates relative to the U.S. dollar, which adversely impacted sales by approximately 1%.

Sales of building materials and tile grew by 17% compared to the first quarter of 2014. Collectively, these products accounted for approximately 11% of our total sales for the quarter. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 14% compared to the first quarter of 2014. Chemical sales increased by 9% largely due to higher volume in our two largest, year-round markets, which experienced above average temperatures in the first quarter of 2015.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2015	2014	Change
Gross profit	$124.8	$114.1	$10.7	9%
Gross margin	27.7%	28.1%

Gross margin for the first quarter of 2015 declined approximately 40 basis points compared to the first quarter of 2014. Although a positive impact on our sales, the increase in customer early buy shipments negatively impacted first quarter gross margin, as these sales are primarily comprised of lower margin discretionary products and include applicable discounts. Excluding this impact, gross margin was essentially flat compared to the first quarter of last year.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2015	2014	Change
Operating expenses	$109.2	$105.5	$3.7	4%
Operating expenses as a % of net sales	24.2%	26.0%

Operating expenses increased 4% in the first quarter of 2015 compared to the first quarter of 2014, with base business operating expenses up 1% for the period. The stronger U.S. dollar relative to foreign currencies favorably impacted our operating expenses by approximately 2%.

Interest Expense, Net

Interest expense, net increased 3% compared to the first quarter of 2014. Our weighted average effective interest rate decreased to 2.0% for the first quarter of 2015 from 2.2% for the first quarter of 2014 on higher average outstanding debt of $344.9 million versus $278.2 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.9% for the three months ended March 31, 2015 compared to 38.8% for the three months ended March 31, 2014.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the first quarter of 2015 increased 101% to $8.4 million compared to the first quarter of 2014. Earnings per diluted share was $0.19 for the first quarter of 2015, an increase of $0.10, or 111%, per diluted share over the same period of 2014.

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

The following table presents certain unaudited quarterly data for the first quarter of 2015, the four quarters of 2014 and the second, third and fourth quarters of 2013.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2015	2014				2013
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$450,430	$376,442	$615,536	$848,240	$406,344	$340,789	$578,157	$790,392
Gross profit	124,801	106,020	176,244	246,976	114,100	95,793	162,557	228,166
Operating income (loss)	15,599	(732)	58,457	122,499	8,646	(6,814)	53,375	111,993
Net income (loss)	8,433	(1,979)	34,958	73,863	4,188	(4,975)	32,332	66,533

Balance Sheet Data
Total receivables, net	$238,727	$140,645	$207,165	$306,500	$211,107	$125,287	$180,898	$281,064
Product inventories, net	559,260	466,962	414,331	451,507	527,304	429,197	365,596	424,679
Accounts payable	375,995	236,294	154,511	233,549	370,002	214,596	142,777	239,976
Total debt	394,559	320,838	393,738	430,971	324,226	246,418	260,432	300,426

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
(primarily in the northern half of the U.S. and Canada)

In the first quarter of 2015, we benefited from favorable weather in most of our year-round markets, which experienced warmer-than-normal temperatures for this time of year. These warmer temperatures contributed to sales growth in maintenance products, such as chemicals, in these markets. Severe drought conditions continued to afflict California, but had little impact on our first quarter sales. Conversely, the Central, Southeast and Midwest regions of the United States experienced cooler-than-normal temperatures, while the Northeast and eastern Canada experienced another year of near record cold temperatures and substantial snowfall, which inhibited sales growth in these areas.

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

As discussed further under the subheading Future Sources and Uses of Cash on page 19, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. Within the constraints of these metrics, we determine the timing and extent to which we will repurchase our common stock under Board authorized repurchase programs and/or repay our debt.

Capital expenditures have historically averaged 0.5% to 1.0% of net sales. Capital expenditures were 0.8% of net sales in 2014, 0.9% of net sales in 2013 and 0.8% of net sales in 2012. Going forward, we project capital expenditures will be near the high end of our historical range due to our continued investment in new vehicles, equipment and technology.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Operating activities	$(57,653)	$(37,345)
Investing activities	(14,523)	(10,333)
Financing activities	65,688	47,789

Cash used in operating activities during the first three months of 2015 increased compared to the first three months of 2014 and primarily relates to our accounts receivable growth as well as timing differences in our accounts payable cycle.

Cash used in investing activities for the first three months of 2015 reflects $5.4 million in payments to fund the revolving note under the credit agreement which we entered into as a lender in 2015 and an additional $2.9 million of capital expenditures, offset by a decline in acquisitions payments of $4.2 million as we did not close any acquisitions in the first quarter of 2015. For additional information regarding the revolving note, see Note 1 of our “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q.

The increase in cash provided by financing activities between periods primarily reflects a decrease in cash used for share repurchases of $19.8 million compared to last year.
Future Sources and Uses of Cash
Our Credit Facility provides for $465.0 million in borrowing capacity under a five-year unsecured revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.  The Credit Facility matures on November 20, 2019. We intend to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At March 31, 2015, there was $280.5 million outstanding and $180.8 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.
In May 2014, we entered into four forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility.  These swap contracts will convert the Credit Facility’s variable interest rate to fixed rates of 2.520% on a notional amount of $25.0 million, 2.450% on a notional amount of $50.0 million, 2.339% on a notional amount of $50.0 million and 2.256% on a notional amount of $25.0 million. Each of these forward-starting swap contracts becomes effective on October 19, 2016 and terminates on September 20, 2018.
The weighted average effective interest rate for the Credit Facility as of March 31, 2015 was approximately 1.9%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2015, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2015, our average total leverage ratio equaled 1.68 (compared to 1.66 as of December 31, 2014) and the TTM average total debt amount used in this calculation was $370.0 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2015, our fixed charge ratio equaled 4.76 (compared to 4.63 as of December 31, 2014) and TTM Rental Expense was $49.7 million.

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
At March 31, 2015, there was $114.1 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.
As of March 31, 2015, we were in compliance with all covenants and financial ratio requirements in our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2014 Annual Report on Form 10-K.
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
As of April 24, 2015, $60.2 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2014 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.
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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), which requires entities to present debt issuance costs as a direct reduction of the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be recorded as interest expense. ASU 2015-03 will be effective for annual periods beginning after December 15, 2015. We do not expect ASU 2015-03 to have a material impact on our financial position, results of operations and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2014 that affect fiscal 2015.
Currency Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2014 that affect fiscal 2015.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2015, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2015, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2014.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1-31, 2015	40,223	$63.43	—	$64,519,358
February 1-28, 2015	46,937	$68.41	—	$64,519,358
March 1-31, 2015	38,792	$67.83	38,792	$61,887,924
Total	125,952	$66.64	38,792

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 87,160 shares surrendered for this purpose in the first quarter of 2015.

(2)
In May 2014, our Board authorized an additional $100.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 24, 2015, $60.2 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 24.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2015.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2015 and March 31, 2014;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2015 and March 31, 2014;

3.	Consolidated Balance Sheets at March 31, 2015, December 31, 2014 and March 31, 2014;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and
March 31, 2014; and

5.	Notes to Consolidated Financial Statements.