Form 10-Q
period 2015-06-30
POOL CORP
filed 2015-07-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

As of July 24, 2015, there were 42,931,725 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	$851,855	$848,240	$1,302,285	$1,254,584
Cost of sales	603,595	601,264	929,224	893,508
Gross profit	248,260	246,976	373,061	361,076
Selling and administrative expenses	119,128	124,477	228,330	229,931
Operating income	129,132	122,499	144,731	131,145
Interest expense, net	1,900	1,894	3,895	3,827
Income before income taxes and equity earnings	127,232	120,605	140,836	127,318
Provision for income taxes	49,493	46,796	54,785	49,400
Equity earnings in unconsolidated investments	70	54	191	133
Net income	77,809	73,863	86,242	78,051
Add: net loss attributable to noncontrolling interest	115	—	101	—
Net income attributable to Pool Corporation	$77,924	$73,863	$86,343	$78,051

Earnings per share:
Basic	$1.80	$1.65	$1.99	$1.74
Diluted	$1.75	$1.61	$1.94	$1.69
Weighted average shares outstanding:
Basic	43,322	44,769	43,461	44,972
Diluted	44,458	45,971	44,606	46,160

Cash dividends declared per common share	$0.26	$0.22	$0.48	$0.41

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$77,809	$73,863	$86,242	$78,051
Other comprehensive (loss) income:
Foreign currency translation adjustments	(982)	392	(5,690)	(455)
Change in unrealized gains and losses on interest rate swaps, net of tax of $(116), $213, $447 and $139	182	(334)	(746)	(218)
Total other comprehensive (loss) income	(800)	58	(6,436)	(673)
Comprehensive income	77,009	73,921	79,806	77,378
Add: comprehensive loss attributable to noncontrolling interest	145	—	347	—
Comprehensive income attributable to Pool Corporation	$77,154	$73,921	$80,153	$77,378

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2015	2014	2014 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$38,944	$27,563	$14,830
Receivables, net	93,709	97,527	51,014
Receivables pledged under receivables facility	224,789	208,973	89,631
Product inventories, net	473,362	451,507	466,962
Prepaid expenses and other current assets	11,226	10,055	11,659
Deferred income taxes	3,104	5,416	3,117
Total current assets	845,134	801,041	637,213

Property and equipment, net	65,151	57,275	56,475
Goodwill	172,815	173,800	173,924
Other intangible assets, net	11,643	10,725	11,995
Equity interest investments	1,328	1,263	1,244
Other assets, net	15,511	11,344	12,086
Total assets	$1,111,582	$1,055,448	$892,937

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$236,868	$233,549	$236,294
Accrued expenses and other current liabilities	80,480	89,200	54,085
Short-term borrowings and current portion of long-term debt and other long-term liabilities	3,430	—	1,529
Total current liabilities	320,778	322,749	291,908

Deferred income taxes	23,642	19,979	23,504
Long-term debt	491,820	430,971	319,309
Other long-term liabilities	13,837	10,432	10,751
Total liabilities	850,077	784,131	645,472

Redeemable noncontrolling interest	2,766	—	3,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,930,905, 44,133,304 and 43,511,093 shares issued and outstanding at June 30, 2015, June 30, 2014 and December 31, 2014, respectively	43	44	44
Additional paid-in capital	356,410	325,415	338,620
Retained deficit	(87,862)	(56,381)	(90,650)
Accumulated other comprehensive (loss) income	(9,852)	2,239	(3,662)
Total stockholders’ equity	258,739	271,317	244,352
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,111,582	$1,055,448	$892,937
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2015	2014
Operating activities
Net income	$86,242	$78,051
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	7,687	7,021
Amortization	532	696
Share-based compensation	4,850	4,657
Excess tax benefits from share-based compensation	(4,568)	(3,920)
Equity earnings in unconsolidated investments	(191)	(133)
Other	1,339	2,982
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(177,193)	(180,075)
Product inventories	(7,849)	(21,936)
Prepaid expenses and other assets	4	(1,350)
Accounts payable	487	18,065
Accrued expenses and other current liabilities	32,014	45,054
Net cash used in operating activities	(56,646)	(50,888)

Investing activities
Acquisition of businesses, net of cash acquired	(479)	(4,612)
Purchase of property and equipment, net of sale proceeds	(16,200)	(11,921)
Payments to fund credit agreement	(5,350)	—
Collections from credit agreement	3,407	—
Other investments, net	59	96
Net cash used in investing activities	(18,563)	(16,437)

Financing activities
Proceeds from revolving line of credit	526,116	457,218
Payments on revolving line of credit	(466,005)	(380,665)
Proceeds from asset-backed financing	128,400	121,600
Payments on asset-backed financing	(16,000)	(13,600)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	4,110	—
Payments on short-term borrowings, long-term debt and other long-term liabilities	(2,209)	—
Excess tax benefits from share-based compensation	4,568	3,920
Proceeds from stock issued under share-based compensation plans	8,372	6,335
Payments of cash dividends	(20,855)	(18,410)
Purchases of treasury stock	(62,701)	(88,745)
Net cash provided by financing activities	103,796	87,653
Effect of exchange rate changes on cash and cash equivalents	(4,473)	(771)
Change in cash and cash equivalents	24,114	19,557
Cash and cash equivalents at beginning of period	14,830	8,006
Cash and cash equivalents at end of period	$38,944	$27,563

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

A description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2015 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2015.

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

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $3.2 million was outstanding as of June 30, 2015. Amounts outstanding under the credit agreement are recorded within Other assets, net on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit).   As of June 30, 2015, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $878.4 million and cumulative dividends of $295.7 million.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net income	$77,809	$73,863	$86,242	$78,051
Add: net loss attributable to noncontrolling interest	115	—	101	—
Net income attributable to Pool Corporation	$77,924	$73,863	$86,343	$78,051

Weighted average shares outstanding:
Basic	43,322	44,769	43,461	44,972
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,136	1,202	1,145	1,188
Diluted	44,458	45,971	44,606	46,160

Earnings per share:
Basic	$1.80	$1.65	$1.99	$1.74
Diluted	$1.75	$1.61	$1.94	$1.69

Anti-dilutive stock options excluded from diluted earnings per share computations	176	—	176	169

Note 3 – Acquisitions

In April 2015, we acquired certain distribution assets from Poolwerx Development LLC and have opened a satellite sales center location serving South Mesa, Arizona.

We have completed our acquisition accounting for this acquisition. This acquisition did not have a material impact on our financial position or results of operations.

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

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first six months of 2015 nor 2014.

The table below presents the estimated fair value of our interest rate swap contracts and our forward-starting interest rate swap contracts (in thousands):

	Fair Value at
	June 30,
Level 2	2015	2014
Unrealized gains on interest rate swaps	$—	$19
Unrealized losses on interest rate swaps	(3,430)	(2,086)

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

Contingent Consideration

As of June 30, 2015, we no longer have a contingent consideration liability recorded for the PSL acquisition. As of March 31, 2015, our Consolidated Balance Sheets reflected $0.2 million in Accrued expenses and other current liabilities for our estimate of a potential future payout for the PSL acquisition. In determining this estimate, we applied an income approach using a probability-weighted model of possible outcomes based on our estimates of fiscal 2015 earnings for PSL (Level 3 inputs as defined in the accounting guidance). Based on PSL’s preliminary earnings for fiscal 2015, we determined that a payout would no longer be required. We recognized this adjustment to the fair value of contingent consideration in earnings during the second quarter of 2015.

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

Note 5 – Debt

The table below presents the components of our debt at June 30, 2015 and June 30, 2014 (in thousands):

	June 30,
	2015	2014
Variable rate debt

Short-term borrowings	$3,430	$—

Long-term debt
Revolving Credit Facility	311,820	270,971
Receivables Securitization Facility	180,000	160,000
Total debt	$495,250	$430,971

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

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month EURIBOR, plus a fixed margin. We also pay a commitment fee on the borrowing capacity of €5 million. This fee is paid annually in advance.

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at June 30, 2015.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

June 30, 2015
Redeemable noncontrolling interest, beginning of period	$3,113
Net loss attributable to noncontrolling interest	(101)
Other comprehensive loss attributable to noncontrolling interest	(246)
Redeemable noncontrolling interest, end of period	$2,766

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

OVERVIEW

Financial Results

We successfully managed through the challenge of adverse weather conditions in a number of our significant markets to realize 9% diluted earnings per share growth for the second quarter and 15% year to date. Weather is the most important external factor impacting our business in any given year. Excessive rain primarily impacted the renovation and construction business and caused lost workdays. As such, many customers have a larger than normal backlog, as a result of the rain and saturated ground, which caused further delays. Cooler than normal temperatures in northeastern and north central markets during the critical June selling period resulted in delayed pool openings, lower equipment usage and lessened demand for chemicals. Conversely, in markets where weather was normal, our results met or exceeded our expectations. Although our international business experienced growth in local currencies, when translated into U.S. dollars, it negatively impacted our consolidated sales growth rates due to the nearly 20% appreciation of the U.S. dollar relative to most international currencies since this time last year.
Net sales for the second quarter of 2015 were $851.9 million compared to $848.2 million in the second quarter of 2014, with base business sales flat for the period. The decline in foreign currency exchange rates relative to the U.S. dollar negatively impacted our consolidated sales growth rate by approximately 2% period over period. Record amounts of precipitation in Texas and adjacent states significantly impacted our second quarter sales, delaying construction projects and reducing spending on related discretionary products. Cooler than normal temperatures in the Midwest and the Northeast delayed pool openings and inhibited sales growth in these markets. Combined, these weather conditions negatively impacted our second quarter 2015 sales by approximately 2%. The shift of customer early buy shipments into the first quarter of 2015 also led to nearly a 1% decrease in sales for the second quarter of 2015 compared to the same period in 2014.
Gross profit for the second quarter of 2015 increased 1% compared to the same period last year. Gross profit as a percentage of net sales (gross margin) was 29.1% in both the second quarter of 2015 and 2014.
Selling and administrative expenses (operating expenses) decreased 4% compared to the second quarter of 2014, with base business operating expenses down 6% for the period. Of the total decline in operating expenses, 2% relates to a reduction in performance‑based employee compensation. The stronger U.S. dollar relative to foreign currencies also favorably impacted our operating expenses by approximately 2%.

Operating income for the quarter increased 5% compared to the same period in 2014. Operating income as a percentage of net sales (operating margin) was 15.2% for the second quarter of 2015 compared to 14.4% in the second quarter of 2014. The unfavorable impact of foreign currency fluctuations from the strengthening of the U.S. dollar on consolidated operating income is an estimated $2.2 million, which includes the comparison of our foreign subsidiaries’ second quarter 2015 local currency operating income translated at historical second quarter 2014 exchange rates, to their reported second quarter 2014 U.S. dollar operating income.
Net income attributable to Pool Corporation increased 5% compared to the second quarter of 2014. Earnings per share was a record $1.75 per diluted share for the three months ended June 30, 2015 versus $1.61 per diluted share for the comparable period in 2014. We estimate a $0.03 negative impact on earnings per share in the quarter versus the comparable 2014 period, due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated earnings.
Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 4% from June 30, 2014. Our receivables quality remains high, yet continues to improve, as our total accounts receivable greater than 30 days past due at June 30, 2015 declined to 1.4% of total accounts receivable compared to 1.8% as of June 30, 2014. Our allowance for doubtful accounts balance was $3.3 million at June 30, 2015 compared to $4.4 million at June 30, 2014, reflecting improved collections of our past due accounts.

Net inventory levels increased 5% to $473.4 million at June 30, 2015.  The inventory reserve was $7.9 million at June 30, 2015 and $8.5 million at June 30, 2014. Our inventory turns, as calculated on a trailing twelve month basis, were 3.4 times at June 30, 2015 compared to 3.5 times at June 30, 2014.

Total debt outstanding of $495.3 million at June 30, 2015 increased 15% compared to June 30, 2014 primarily due to timing differences in the inventory purchase and payment cycle.

Current Trends and Outlook

For a detailed discussion of trends through 2014, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2014 Annual Report on Form 10-K.
With the first half of 2015 behind us, we expect sales growth of approximately 3% for the full year, including an estimated 2% continuing adverse impact from currency translation. Significant rainfall in Texas and adjacent states for most of April and May as well as cooler than normal temperatures brought on by heavy precipitation in the Midwest and the Northeast in June negatively impacted our second quarter results. While we expect a rebound in our year-round markets due to pent up demand, the lost sales in our seasonal markets are reflected in our revised annual sales forecast. We continue to expect the full year 2015 gross margin to be relatively flat compared to 2014.
Overall, we anticipate operating expenses will grow no more than half the rate of our gross profit growth in 2015, reflecting modest inflationary increases, offset by lower performance-based employee compensation expense and lower expenses from our international subsidiaries when translated into the stronger U.S. dollar.
For the full year 2015, we project our effective income tax rate will approximate 39.0%. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Our total income tax provision may also fluctuate on a quarterly basis.
Based on 2015 results to date, we have narrowed our annual earnings guidance range to $2.72 to $2.82 per diluted share, compared to our previous range of $2.72 to $2.87 per diluted share. We expect cash provided by operations will be in line with net income for fiscal 2015 and anticipate that we may use approximately $100.0 million in cash to fund share repurchases for the year.

RESULTS OF OPERATIONS
As of June 30, 2015, we conducted operations through 331 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	70.9	71.4	71.2
Gross profit	29.1	29.1	28.6	28.8
Operating expenses	14.0	14.7	17.5	18.3
Operating income	15.2	14.4	11.1	10.5
Interest expense, net	0.2	0.2	0.3	0.3
Income before income taxes and equity earnings	14.9%	14.2%	10.8%	10.1%

Note: Due to rounding, percentages may not add up to operating income or income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2015 and 2014 in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Net sales	$847,263	$846,511	$4,592	$1,729	$851,855	$848,240

Gross profit	246,683	246,392	1,577	584	248,260	246,976
Gross margin	29.1%	29.1%	34.3%	33.8%	29.1%	29.1%

Operating expenses	117,205	124,139	1,923	338	119,128	124,477
Expenses as a % of net sales	13.8%	14.7%	41.9%	19.5%	14.0%	14.7%

Operating income (loss)	129,478	122,253	(346)	246	129,132	122,499
Operating margin	15.3%	14.4%	(7.5)%	14.2%	15.2%	14.4%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Poolwerx Development LLC (1)	April 2015	1	April - June 2015
St. Louis Hardscape Material & Supply, LLC (1) (2)	December 2014	1	April - June 2015
Pool Systems Pty. Ltd.	July 2014	3	April - June 2015
DFW Stone Supply, LLC (1)	March 2014	2	April - May 2015 and April - May 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	April 2015 and April 2014

(1)	We acquired certain distribution assets of each of these companies.

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

The table below identifies the changes in the number of sales centers during the first six months of 2015:

December 31, 2014	328
Acquired locations	2
New locations	1
Consolidated locations	—
June 30, 2015	331

Net Sales

	Three Months Ended
	June 30,
(in millions)	2015	2014	Change
Net sales	$851.9	$848.2	$3.7	—%

Net sales for the second quarter of 2015 were in line with the second quarter of 2014, with base business sales flat for the period. Unfavorable foreign currency fluctuations, challenging weather conditions, and the shift of increased customer early buy shipments into the first quarter of 2015 all impacted our sales growth.

The following factors adversely impacted our sales growth during the quarter (listed in order of estimated magnitude):

•	the strengthening of the U.S. dollar relative to most foreign exchange rates, which negatively impacted our consolidated sales by approximately 2%;

•
record rainfall in Texas and adjacent states, which delayed construction projects and reduced spending on related discretionary products, coupled with unusually cool temperatures in the Midwest and the Northeast, which delayed pool openings and inhibited the related non-discretionary spending in these markets, which combined had an estimated unfavorable impact of approximately 2%; and

•	the shift of customer early buy shipments into the first quarter of 2015, causing close to a 1% decrease in sales for the second quarter of 2015.

In markets where weather was normal, our results met or exceeded our expectations. Continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, mitigated the drag on our sales growth rates created by weather and foreign currency translation. Sales of building materials and tile grew by 9% compared to the second quarter of 2014. Collectively, these products accounted for approximately 10% of our total sales for the quarter. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 5% compared to the second quarter of 2014. Chemical sales increased by 3% despite delayed pool openings in markets with cooler than normal weather.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2015	2014	Change
Gross profit	$248.3	$247.0	$1.3	1%
Gross margin	29.1%	29.1%

Gross margin for the second quarter of 2015 was flat compared to the second quarter of 2014.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2015	2014	Change
Operating expenses	$119.1	$124.5	$(5.4)	(4)%
Operating expenses as a % of net sales	14.0%	14.7%

Operating expenses decreased 4% in the second quarter of 2015 compared to the second quarter of 2014, with base business operating expenses down 6% for the period. Performance-based employee compensation declined approximately $3.0 million and contributed to 2% of our operating expense decline compared to the same period last year, based on our second quarter 2015 results relative to our full year earnings projections. The stronger U.S. dollar relative to foreign currencies also favorably impacted our operating expenses by approximately 2%.

Interest Expense, Net

Interest expense, net was consistent with the second quarter of 2014. Our weighted average effective interest rate decreased to 1.8% for the second quarter of 2015 from 1.9% for the second quarter of 2014 on higher average outstanding debt of $434.2 million versus $366.9 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.9% for the three months ended June 30, 2015 compared to 38.8% for the three months ended June 30, 2014.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the second quarter of 2015 increased 5% to $77.9 million compared to the second quarter of 2014. Earnings per diluted share was $1.75 for the second quarter of 2015, an increase of $0.14, or 9%, per diluted share over the same period of 2014. We estimate a $0.03 negative impact on earnings per share in the quarter versus the comparable 2014 period, due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated earnings.

Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2015	2014	2015	2014	2015	2014
Net sales	$1,292,138	$1,252,518	$10,147	$2,066	$1,302,285	$1,254,584

Gross profit	369,322	360,356	3,739	720	373,061	361,076
Gross margin	28.6%	28.8%	36.8%	34.8%	28.6%	28.8%

Operating expenses	223,910	229,439	4,420	492	228,330	229,931
Expenses as a % of net sales	17.3%	18.3%	43.6%	23.8%	17.5%	18.3%

Operating income (loss)	145,412	130,917	(681)	228	144,731	131,145
Operating margin	11.3%	10.5%	(6.7)%	11.0%	11.1%	10.5%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Poolwerx Development LLC (1)	April 2015	1	April - June 2015
St. Louis Hardscape Material & Supply, LLC (1) (2)	December 2014	1	January - June 2015
Pool Systems Pty. Ltd.	July 2014	3	January - June 2015
DFW Stone Supply, LLC (1)	March 2014	2	January - May 2015 and March - May 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	January - April 2015 and February - April 2014

(1)	We acquired certain distribution assets of each of these companies.

(2)
We completed this acquisition on December 31, 2014. We began including this sales center in our sales center count in January 2015, as shown in the table referenced below which summarizes the changes in our sales centers during 2015.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2014, please refer to page 14 under the heading Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2015	2014	Change
Net sales	$1,302.3	$1,254.6	$47.7	4%

Net sales for the first six months of 2015 increased 4% compared to the same period last year. After sales exhibited a strong start in the first quarter, weather took a turn for the worse in the second quarter in several important markets. The strengthening of the U.S. dollar relative to foreign currencies also adversely impacted our consolidated sales during the first half of the year. In local currencies, our international business generated an estimated 8% aggregate sales growth rate year to date, but when translated into U.S. dollars, our international business negatively impacted our consolidated sales growth rates. Strong demand for discretionary replacement and remodel products in markets that experienced normal weather somewhat offset these challenges.

The following factors adversely impacted our sales growth during the first half of the year (listed in order of estimated magnitude):

•	the strengthening of the U.S. dollar relative to most foreign exchange rates, which negatively impacted our consolidated sales by approximately 2%;

•	record rainfall in Texas and adjacent states, which delayed construction projects and reduced spending on related discretionary products; and

•	unusually cool temperatures in the Midwest and the Northeast, which delayed pool openings and inhibited the related non-discretionary spending in these markets.

The following factors provided some benefit to our sales growth during the first half of the year (listed in order of magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below); and

•	inflationary (estimated at less than 1%) product cost increases.

Sales of building materials and tile grew by 12% compared to the first six months 2014. Collectively, these products accounted for approximately 10% of our total sales for the six month period. Our continued strong growth in building materials primarily reflects market share growth with our expansion of stocking locations and broader product offerings as well as the partial recovery in pool remodeling. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by 8% compared to the first six months of 2014. Chemical sales increased by approximately 5% while chemical pricing remained relatively flat.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2015	2014	Change
Gross profit	$373.1	$361.1	$12.0	3%
Gross margin	28.6%	28.8%

Gross margin for the six months ended June 30, 2015 declined approximately 15 basis points compared to the same period last year. Although a positive impact on our sales, the increase in customer early buy shipments negatively impacted gross margin, as these sales are primarily sold in bulk quantities and include applicable discounts. Excluding these impacts, gross margin was basically flat compared to the first six months of 2014.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2015	2014	Change
Operating expenses	$228.3	$229.9	$(1.6)	(1)%
Operating expenses as a % of net sales	17.5%	18.3%

Operating expenses declined 1% in the first six months of 2015 compared to the same period in 2014, with base business operating expenses down 2%. The stronger U.S. dollar relative to foreign currencies favorably impacted our year to date operating expenses by approximately 2%.

Interest Expense, Net

Interest expense, net for the first six months of 2015 increased 2% compared to the same period last year. Our weighted average effective interest rate decreased to 1.8% for the first six months of 2015 from 2.0% for the same period of 2014 on higher average outstanding debt of $389.4 million versus $322.6 million for the respective periods. The decrease in our effective interest rate compared to last year reflects the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than under our Credit Facility.

Income Taxes

Our effective income tax rate was 38.9% for the six months ended June 30, 2015, consistent with the rate of 38.8% for the six months ended June 30, 2014.

Net Income and Earnings Per Share

Earnings per share for the first six months of 2015 increased 15% to $1.94 per diluted share on Net income attributable to Pool Corporation of $86.3 million, compared to $1.69 per diluted share on Net income attributable to Pool Corporation of $78.1 million in the comparable 2014 period. We estimate a $0.03 negative impact on earnings per share for the six months ended June 30, 2015 versus the comparable 2014 period, due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated earnings.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2015, the four quarters of 2014 and the third and fourth quarters of 2013.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2015		2014				2013
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$851,855	$450,430	$376,442	$615,536	$848,240	$406,344	$340,789	$578,157
Gross profit	248,260	124,801	106,020	176,244	246,976	114,100	95,793	162,557
Operating income (loss)	129,132	15,599	(732)	58,457	122,499	8,646	(6,814)	53,375
Net income (loss)	77,809	8,433	(1,979)	34,958	73,863	4,188	(4,975)	32,332

Balance Sheet Data
Total receivables, net	$318,498	$238,727	$140,645	$207,165	$306,500	$211,107	$125,287	$180,898
Product inventories, net	473,362	559,260	466,962	414,331	451,507	527,304	429,197	365,596
Accounts payable	236,868	375,995	236,294	154,511	233,549	370,002	214,596	142,777
Total debt	495,250	394,559	320,838	393,738	430,971	324,226	246,418	260,432

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

The second quarter of 2015 marked the wettest on record for much of Texas and Oklahoma and reflected significant precipitation for most states in the South and Central United States. This excessive precipitation significantly impacted our second quarter sales, delaying construction projects and reducing spending on related discretionary products. Cooler than normal temperatures in the Midwest and the Northeast in June, coupled with substantial rainfall, delayed pool openings and hampered sales growth in these markets. In contrast, our sales results met or exceeded our expectations in Florida, the Southeast and the western regions of the United States, which experienced more normal weather throughout the quarter.

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

As discussed further under the subheading Future Sources and Uses of Cash on page 23, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. Within the constraints of these metrics, we determine the timing and extent to which we will repurchase our common stock under Board authorized repurchase programs and/or repay our debt.

Capital expenditures have historically averaged 0.5% to 1.0% of net sales. Capital expenditures were 0.8% of net sales in 2014, 0.9% of net sales in 2013 and 0.8% of net sales in 2012. Going forward, we project capital expenditures will be near the high end of our historical range due to our continued investment in new vehicles, equipment and technology.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2015	2014
Operating activities	$(56,646)	$(50,888)
Investing activities	(18,563)	(16,437)
Financing activities	103,796	87,653

Cash used in operating activities during the first six months of 2015 increased compared to the first six months of 2014 and primarily relates to timing differences in our payables cycle.

Cash used in investing activities for the first six months of 2015 reflects $5.4 million in payments to fund the revolving note under the credit agreement, which we entered into as a lender in 2015, and an additional $4.3 million of capital expenditures, offset by a decline in acquisitions payments of $4.1 million. For additional information regarding the revolving note, see Note 1 of our “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q.

The increase in cash provided by financing activities between periods primarily reflects a decrease in cash used for share repurchases of $26.0 million, offset by a $10.1 million decrease in cash provided by net borrowings compared to last year.
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
At June 30, 2015, there was $311.8 million outstanding and $149.2 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.
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
The weighted average effective interest rate for the Credit Facility as of June 30, 2015 was approximately 1.9%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2015, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2015, our average total leverage ratio equaled 1.70 (compared to 1.68 as of March 31, 2015) and the TTM average total debt amount used in this calculation was $386.9 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2015, our fixed charge ratio equaled 4.88 (compared to 4.76 as of March 31, 2015) and TTM Rental Expense was $49.4 million.

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
At June 30, 2015, there was $180.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.
As of June 30, 2015, we were in compliance with all covenants and financial ratio requirements in our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the rest of the year.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2014 Annual Report on Form 10-K.
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
As of July 24, 2015, $106.8 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance in U.S. GAAP. The guidance may be applied using either a retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial position, results of operations and related disclosures.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2015, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2015, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1-30, 2015	45,096	$67.87	45,096	$58,827,228
May 1-31, 2015	509,654	$66.81	509,594	$124,780,526
June 1-30, 2015	253,838	$67.74	253,838	$107,584,895
Total	808,588	$67.16	808,528

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 60 shares surrendered for this purpose in the second quarter of 2015.

(2)
In May 2015, our Board authorized an additional $100.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 24, 2015, $106.8 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2015.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2015 and June 30, 2014;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2015 and June 30, 2014;

3.	Consolidated Balance Sheets at June 30, 2015, December 31, 2014 and June 30, 2014;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2015 and
June 30, 2014; and

5.	Notes to Consolidated Financial Statements.