Form 10-Q
period 2015-09-30
POOL CORP
filed 2015-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

As of October 23, 2015, there were 42,600,714 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2015

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	$645,779	$615,536	$1,948,064	$1,870,120
Cost of sales	461,491	439,292	1,390,715	1,332,800
Gross profit	184,288	176,244	557,349	537,320
Selling and administrative expenses	118,776	117,787	347,106	347,718
Operating income	65,512	58,457	210,243	189,602
Interest expense, net	2,473	1,864	6,368	5,691
Income before income taxes and equity earnings	63,039	56,593	203,875	183,911
Provision for income taxes	23,704	21,711	78,489	71,111
Equity earnings in unconsolidated investments	68	76	259	209
Net income	39,403	34,958	125,645	113,009
Net (income) loss attributable to noncontrolling interest	44	(122)	144	(122)
Net income attributable to Pool Corporation	$39,447	$34,836	$125,789	$112,887

Earnings per share:
Basic	$0.92	$0.80	$2.91	$2.53
Diluted	$0.90	$0.78	$2.83	$2.47
Weighted average shares outstanding:
Basic	42,826	43,756	43,266	44,563
Diluted	43,939	44,864	44,407	45,730

Cash dividends declared per common share	$0.26	$0.22	$0.74	$0.63

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$39,403	$34,958	$125,645	$113,009
Other comprehensive loss:
Foreign currency translation adjustments	(2,792)	(2,216)	(8,482)	(2,671)
Change in unrealized gains and losses on interest rate swaps, net of tax of $525, $(399), $1,002 and $(260)	(822)	625	(1,568)	407
Total other comprehensive loss	(3,614)	(1,591)	(10,050)	(2,264)
Comprehensive income	35,789	33,367	115,595	110,745
Comprehensive (income) loss attributable to noncontrolling interest	310	(13)	656	(13)
Comprehensive income attributable to Pool Corporation	$36,099	$33,354	$116,251	$110,732

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2015	2014	2014 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$29,504	$14,455	$14,830
Receivables, net	70,399	69,847	51,014
Receivables pledged under receivables facility	149,375	137,318	89,631
Product inventories, net	412,587	414,331	466,962
Prepaid expenses and other current assets	11,062	10,561	11,659
Deferred income taxes	3,256	5,378	3,117
Total current assets	676,183	651,890	637,213

Property and equipment, net	66,296	57,260	56,475
Goodwill	172,150	174,607	173,924
Other intangible assets, net	11,393	12,433	11,995
Equity interest investments	1,196	1,289	1,244
Other assets, net	15,178	11,757	12,086
Total assets	$942,396	$909,236	$892,937

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$170,582	$154,511	$236,294
Accrued expenses and other current liabilities	77,298	75,222	54,085
Short-term borrowings and current portion of long-term debt and other long-term liabilities	1,799	2,618	1,529
Total current liabilities	249,679	232,351	291,908

Deferred income taxes	22,755	19,934	23,504
Long-term debt	393,067	391,120	319,309
Other long-term liabilities	13,216	10,027	10,751
Total liabilities	678,717	653,432	645,472

Redeemable noncontrolling interest	2,457	3,144	3,113

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,620,194, 43,352,818 and 43,511,093 shares issued and outstanding at September 30, 2015, September 30, 2014 and December 31, 2014, respectively	43	43	44
Additional paid-in capital	361,553	329,588	338,620
Retained deficit	(87,174)	(77,619)	(90,650)
Accumulated other comprehensive income (loss)	(13,200)	648	(3,662)
Total stockholders’ equity	261,222	252,660	244,352
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$942,396	$909,236	$892,937
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2015	2014
Operating activities
Net income	$125,645	$113,009
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,920	10,749
Amortization	771	1,075
Share-based compensation	7,112	6,854
Excess tax benefits from share-based compensation	(4,916)	(4,141)
Equity earnings in unconsolidated investments	(259)	(209)
Other	2,314	2,495
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(78,662)	(79,891)
Product inventories	52,463	19,262
Prepaid expenses and other assets	296	(1,212)
Accounts payable	(66,035)	(61,544)
Accrued expenses and other current liabilities	27,334	30,773
Net cash provided by operating activities	77,983	37,220

Investing activities
Acquisition of businesses, net of cash acquired	(602)	(9,381)
Purchase of property and equipment, net of sale proceeds	(21,299)	(14,687)
Payments to fund credit agreement	(6,300)	—
Collections from credit agreement	4,557	—
Other investments, net	75	133
Net cash used in investing activities	(23,569)	(23,935)

Financing activities
Proceeds from revolving line of credit	721,835	658,720
Payments on revolving line of credit	(690,677)	(542,018)
Proceeds from asset-backed financing	128,400	121,600
Payments on asset-backed financing	(85,800)	(93,600)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	4,948	1,621
Payments on short-term borrowings, long-term debt and other long-term liabilities	(4,678)	—
Payments of deferred financing costs	—	(7)
Excess tax benefits from share-based compensation	4,916	4,141
Proceeds from stock issued under share-based compensation plans	10,906	8,090
Payments of cash dividends	(32,008)	(28,075)
Purchases of treasury stock	(90,306)	(135,155)
Net cash used in financing activities	(32,464)	(4,683)
Effect of exchange rate changes on cash and cash equivalents	(7,276)	(2,153)
Change in cash and cash equivalents	14,674	6,449
Cash and cash equivalents at beginning of period	14,830	8,006
Cash and cash equivalents at end of period	$29,504	$14,455

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

A description of our significant accounting policies is included in our 2014 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2015 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2015.

Reclassifications

On our Condensed Consolidated Statements of Cash Flows, for comparative purposes, we reclassified certain amounts in 2014 to conform to our 2015 presentation. Within Net cash provided by operating activities, we now include the amount of our provision for deferred income taxes as opposed to the change in deferred income taxes within the Other line item. This change resulted in a reclassification of amounts between the Other line item and the Accrued expenses and other current liabilities line item. This reclassification had no impact on our Net cash provided by operating activities or total cash flows for any period presented.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which a net $3.0 million was outstanding as of September 30, 2015. Amounts outstanding under the credit agreement are recorded within Other assets, net on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of September 30, 2015, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $906.0 million and cumulative dividends of $306.9 million.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net income	$39,403	$34,958	$125,645	$113,009
Net (income) loss attributable to noncontrolling interest	44	(122)	144	(122)
Net income attributable to Pool Corporation	$39,447	$34,836	$125,789	$112,887

Weighted average shares outstanding:
Basic	42,826	43,756	43,266	44,563
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,113	1,108	1,141	1,167
Diluted	43,939	44,864	44,407	45,730

Earnings per share:
Basic	$0.92	$0.80	$2.91	$2.53
Diluted	$0.90	$0.78	$2.83	$2.47

Anti-dilutive stock options excluded from diluted earnings per share computations	—	169	176	169

Note 3 – Acquisitions

In April 2015, we acquired certain distribution assets from Poolwerx Development LLC and opened a satellite sales center location serving South Mesa, Arizona.

We completed our acquisition accounting for this acquisition. This acquisition did not have a material impact on our financial position or results of operations.

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

Interest Rate Swaps

For determining the fair value of our interest rate swap contracts, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

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

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest expense, net on the Consolidated Statements of Income. These amounts were not material in the first nine months of 2015 nor 2014.

The table below presents the estimated fair value of our interest rate swap contracts and our forward-starting interest rate swap contracts (in thousands):

	Fair Value at
	September 30,
Level 2	2015	2014
Unrealized gains on interest rate swaps	$—	$196
Unrealized losses on interest rate swaps	(4,777)	(1,239)

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

Other

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying value of the note receivable with our variable interest entity and the carrying value of long-term debt approximate fair value.  Our determination of the estimated fair values of these long-term instruments reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates and collectibility (Level 3 inputs).

Note 5 – Debt

The table below presents the components of our debt as of September 30, 2015 and September 30, 2014 (in thousands):

	September 30,
	2015	2014
Variable rate debt
Short-term borrowings	$965	$—
Current portion of long-term debt:
Australian Seasonal Credit Facility	834	2,618
Short-term borrowings and current portion of long-term debt and other long-term liabilities	1,799	2,618

Long-term portion:
Revolving Credit Facility	282,867	311,120
Receivables Securitization Facility	110,200	80,000
Long-term debt	393,067	391,120
Total debt	$394,866	$393,738

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. We also pay a commitment fee on the borrowing capacity of €5 million. This fee is paid annually in advance.

PSL utilizes the Australian Seasonal Credit Facility to supplement working capital needs during its peak season, which runs from July to March.  The arrangement provides a borrowing capacity of A$3.0 million, and any amounts outstanding must be repaid by April 1.

The Receivables Securitization Facility (the Receivables Facility) provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due to the third party financial institutions.

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at September 30, 2015.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

September 30, 2015
Redeemable noncontrolling interest, beginning of period	$3,113
Net loss attributable to noncontrolling interest	(144)
Other comprehensive loss attributable to noncontrolling interest	(512)
Redeemable noncontrolling interest, end of period	$2,457

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

OVERVIEW

Financial Results

We finished the third quarter with record results. Increased market share and continued gradual recovery of discretionary spending drove solid third quarter sales, gross profit and earnings growth. We believe our results are a direct reflection of our resilience and our proven ability to help our customers take full advantage of the opportunities available to them. Mild September weather extended the season in northern markets, while warm and dry conditions enjoyed by much of the country late in the season also positively impacted results in the third quarter.
Net sales for the third quarter of 2015 were $645.8 million compared to $615.5 million in the third quarter of 2014, with base business sales up 5% for the period. Our sales rebounded in the quarter to more normalized levels, as weather improved in markets that had experienced poor conditions through June. We realized double-digit growth in building materials and equipment sales, driven by the continued recovery in remodeling and replacement activity. International currencies remained weak compared to the U.S. dollar, resulting in an almost 2% unfavorable impact on consolidated net sales. In local currencies, our international business realized aggregate sales growth of approximately 6% for the third quarter of 2015, but when translated into U.S. dollars for consolidation purposes, these sales declined 13% for the period.
Gross profit for the third quarter of 2015 increased 5% compared to the same period last year. Gross profit as a percentage of net sales (gross margin) decreased 10 basis points to 28.5% compared to the third quarter of 2014.
Selling and administrative expenses (operating expenses) increased 1% compared to the third quarter of 2014, with base business operating expenses essentially flat over the comparable period. An increase in performance-based incentive compensation was offset by an approximately 2% favorable impact on operating expenses from the stronger U.S. dollar relative to foreign currencies.
Operating income for the quarter increased 12% compared to the same period in 2014. Operating income as a percentage of net sales (operating margin) was 10.1% for the third quarter of 2015 compared to 9.5% in the third quarter of 2014 as we have effectively leveraged our existing operating structure to drive efficiencies and improve operating margins.
Net income attributable to Pool Corporation increased 13% compared to the third quarter of 2014. Earnings per share was up 15% to a record $0.90 per diluted share for the three months ended September 30, 2015 versus $0.78 per diluted share for the comparable period in 2014. We estimate a $0.01 negative impact on earnings per share in the quarter versus the comparable 2014 period, due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated earnings.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 6% from September 30, 2014. This increase was consistent with our sales growth for the quarter. Our allowance for doubtful accounts balance was $3.5 million at September 30, 2015 compared to $4.3 million at September 30, 2014, reflecting improved aging trends, with a smaller percentage of total receivables being greater than 30 days past due.

Net inventory levels at September 30, 2015 remained flat compared to levels at September 30, 2014.  The inventory reserve was $8.3 million at both September 30, 2015 and September 30, 2014. Our inventory turns, as calculated on a trailing twelve month basis, were consistent at 3.4 times at both September 30, 2015 and September 30, 2014.

Total debt outstanding was $394.9 million at September 30, 2015, consistent with total debt at September 30, 2014.

Current Trends and Outlook

For a detailed discussion of trends through 2014, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2014 Annual Report on Form 10-K.
As we begin our seasonally slower fourth quarter, we are looking forward to a strong finish that will further our position and lay a solid foundation for a successful 2016. We expect sales growth of approximately 4% for the full year, despite an estimated 2% continuing adverse impact from currency translation. We continue to expect the full year 2015 gross margin to be relatively flat compared to 2014.
Overall, we anticipate operating expenses will grow less than half the rate of our gross profit growth in 2015, reflecting modest inflationary increases, including higher salary and employee insurance related expenses, offset by the impact of lower expenses from our international subsidiaries when translated into the stronger U.S. dollar.
For the full year 2015, we project our effective income tax rate will approximate 38.5%. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Our total income tax provision may also fluctuate on a quarterly basis.
Based on 2015 results to date, we have raised our annual earnings guidance range to $2.80 to $2.85 per diluted share, compared to our most recent range of $2.72 to $2.82 per diluted share. Our results for the year should be consistent with our long-term expectations of 15% or higher EPS growth. We expect cash provided by operations will be in line with net income for the 2015 fiscal year and anticipate that we may use approximately $100.0 million in cash to fund share repurchases in the year.

RESULTS OF OPERATIONS
As of September 30, 2015, we conducted operations through 331 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	71.4	71.4	71.3
Gross profit	28.5	28.6	28.6	28.7
Operating expenses	18.4	19.1	17.8	18.6
Operating income	10.1	9.5	10.8	10.1
Interest expense, net	0.4	0.3	0.3	0.3
Income before income taxes and equity earnings	9.8%	9.2%	10.5%	9.8%

Note: Due to rounding, percentages may not add up to income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2015 and 2014 in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net sales	$641,210	$612,112	$4,569	$3,424	$645,779	$615,536

Gross profit	182,624	174,766	1,664	1,478	184,288	176,244
Gross margin	28.5%	28.6%	36.4%	43.2%	28.5%	28.6%

Operating expenses	116,805	116,483	1,971	1,304	118,776	117,787
Expenses as a % of net sales	18.2%	19.0%	43.1%	38.1%	18.4%	19.1%

Operating income (loss)	65,819	58,283	(307)	174	65,512	58,457
Operating margin	10.3%	9.5%	(6.7)%	5.1%	10.1%	9.5%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Poolwerx Development LLC (1)	April 2015	1	July - September 2015
St. Louis Hardscape Material & Supply, LLC (1) (2)	December 2014	1	July - September 2015
Pool Systems Pty. Ltd.	July 2014	3	July - September 2015 and August - September 2014

(1)	We acquired certain distribution assets of each of these companies.

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

The table below identifies the changes in the number of sales centers during the first nine months of 2015:

December 31, 2014	328
Acquired locations	2
New locations	3
Consolidated locations	(2)
September 30, 2015	331

Net Sales

	Three Months Ended
	September 30,
(in millions)	2015	2014	Change
Net sales	$645.8	$615.5	$30.3	5%

Net sales for the third quarter of 2015 increased 5% compared to the third quarter of 2014, with base business sales also up 5% for the period. More normalized weather conditions in markets that experienced excessive rain and other poor weather conditions in the second quarter, as well as warmer and drier conditions throughout much of the U.S. late in the third quarter, favorably impacted our third quarter sales growth. The continued strength of the U.S. dollar relative to most foreign exchange rates negatively impacted our consolidated sales for the quarter by approximately 2%.

Continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, mitigated the drag on our sales growth rates created by foreign currency translation. Sales of building materials and tile grew by 12% compared to the third quarter of 2014. Collectively, these products accounted for approximately 10% of our total sales for the quarter. Sales of equipment, which includes heaters, pumps and filters, increased by 10% compared to the third quarter of 2014. Chemical sales increased by 4%, primarily due to market share gains, increased sales in markets previously impacted by wet weather and flooding, and warmer than average temperatures in northern markets during the shoulder of the season.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2015	2014	Change
Gross profit	$184.3	$176.2	$8.1	5%
Gross margin	28.5%	28.6%

Gross margin for the third quarter of 2015 declined 10 basis points compared to the third quarter of 2014, which included some impact from unfavorable mix as we realized a higher rate of sales growth on our lower-margin product categories.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2015	2014	Change
Operating expenses	$118.8	$117.8	$1.0	1%
Operating expenses as a % of net sales	18.4%	19.1%

Operating expenses increased 1% in the third quarter of 2015 compared to the third quarter of 2014, with base business operating expenses flat compared to the same period last year. Performance-based employee compensation was up approximately $2.8 million compared to the third quarter of 2014 based on our improved performance expectation for the full year. This increase was offset by the approximately 2% favorable impact on operating expenses resulting from the continued strength of the U.S. dollar relative to foreign currencies.

Interest Expense, Net

Interest expense, net increased 33% compared to the third quarter of 2014 driven primarily by the increase in foreign currency transaction losses included in this line item. Interest expense on borrowings increased only 2% quarter over quarter. Our weighted average effective interest rate remained consistent at 1.8% for the third quarter of 2015 and 2014 on modestly higher average outstanding debt of $403.7 million versus $392.4 million for the respective periods.

Income Taxes

Our effective income tax rate was 37.6% for the three months ended September 30, 2015 compared to 38.4% for the three months ended September 30, 2014. The decrease reflects the impact of our accounting for uncertain tax positions, including the expiration of statutes of limitations for another period, which typically occurs in the third quarter.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the third quarter of 2015 increased 13% to $39.4 million compared to the third quarter of 2014. Earnings per diluted share was $0.90 for the third quarter of 2015, an increase of $0.12, or 15%, per diluted share over the same period of 2014. We estimate a $0.01 negative impact on diluted earnings per share in the quarter versus the comparable 2014 period, due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated earnings.

Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2015	2014	2015	2014	2015	2014
Net sales	$1,933,349	$1,864,625	$14,715	$5,495	$1,948,064	$1,870,120

Gross profit	551,946	535,127	5,403	2,193	557,349	537,320
Gross margin	28.5%	28.7%	36.7%	39.9%	28.6%	28.7%

Operating expenses	340,716	345,909	6,390	1,809	347,106	347,718
Expenses as a % of net sales	17.6%	18.6%	43.4%	32.9%	17.8%	18.6%

Operating income (loss)	211,230	189,218	(987)	384	210,243	189,602
Operating margin	10.9%	10.1%	(6.7)%	7.0%	10.8%	10.1%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Poolwerx Development LLC (1)	April 2015	1	April - September 2015
St. Louis Hardscape Material & Supply, LLC (1) (2)	December 2014	1	January - September 2015
Pool Systems Pty. Ltd.	July 2014	3	January - September 2015 and August - September 2014
DFW Stone Supply, LLC (1)	March 2014	2	January - May 2015 and March - May 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	January - April 2015 and February - April 2014

(1)	We acquired certain distribution assets of each of these companies.

(2)	We completed this acquisition on December 31, 2014, and we began including this sales center in our sales center count in January 2015.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2014, please refer to page 14 under the heading Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2015	2014	Change
Net sales	$1,948.1	$1,870.1	$78.0	4%

Net sales for the first nine months of 2015 increased 4% compared to the same period last year. After sales exhibited a strong start in the first quarter, adverse weather conditions in the second quarter negatively impacted sales in several important markets. Weather conditions normalized in the third quarter with mild weather in northern markets extending the season and contributing to year over year sales growth. The sustained strength of the U.S. dollar relative to foreign currencies adversely impacted our consolidated sales during the first nine months of the year. In local currencies, our international business generated an estimated 8% aggregate sales growth rate year to date, but when translated into U.S. dollars for consolidation purposes, these sales declined 11% for the period. Continued gradual recovery of demand for discretionary replacement and remodel products somewhat offset these challenges.

The following factors provided some benefit to our sales growth during the first nine months of the year (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below); and

•	inflationary (estimated at less than 1%) product cost increases.

The following factors adversely impacted our sales growth during the first nine months of the year (listed in order of estimated magnitude):

•	the strengthening of the U.S. dollar relative to most foreign exchange rates, which negatively impacted our consolidated sales by approximately 2%; and

•	record rainfall in Texas and adjacent states in the second quarter, which delayed construction projects and reduced spending on related discretionary products.

Sales of building materials and tile grew by 12% compared to the first nine months of 2014. Collectively, these products accounted for approximately 10% of our total sales for the nine month period. Our continued strong growth in building materials primarily reflects market share growth with our expansion of stocking locations and broader product offerings as well as the partial recovery in pool remodeling. Sales of equipment, which includes heaters, pumps and filters, increased by 8% compared to the first nine months of 2014. Chemical sales increased by approximately 5% with only a 1% impact from pricing inflation.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2015	2014	Change
Gross profit	$557.3	$537.3	$20.0	4%
Gross margin	28.6%	28.7%

Gross margin for the nine months ended September 30, 2015 declined approximately 10 basis points compared to the same period last year. An increase in customer early buy shipments in 2015 negatively impacted gross margin, as these sales are primarily sold in bulk quantities and include applicable discounts. Excluding these impacts, gross margin was basically flat compared to the first nine months of 2014.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2015	2014	Change
Operating expenses	$347.1	$347.7	$(0.6)	—%
Operating expenses as a % of net sales	17.8%	18.6%

Operating expenses for the first nine months of 2015 were consistent with the same period in 2014, with base business operating expenses down 2%. The stronger U.S. dollar relative to foreign currencies favorably impacted our year to date operating expenses by approximately 2%.

Interest Expense, Net

Interest expense, net for the first nine months of 2015 increased 12% compared to the same period last year. Our weighted average effective interest rate decreased to 1.8% for the first nine months of 2015 from 1.9% for the same period of 2014 on higher average outstanding debt of $394.1 million versus $345.8 million for the respective periods. The decrease in our effective interest rate compared to last year reflects the utilization of increased available borrowing capacity on our Receivables Facility at lower interest rates than under our Credit Facility.

Income Taxes

Our effective income tax rate was 38.5% for the nine months ended September 30, 2015, consistent with the rate of 38.7% for the nine months ended September 30, 2014.

Net Income and Earnings Per Share

Earnings per share for the first nine months of 2015 increased 15% to $2.83 per diluted share on Net income attributable to Pool Corporation of $125.8 million, compared to $2.47 per diluted share on Net income attributable to Pool Corporation of $112.9 million in the comparable 2014 period. We estimate a $0.04 negative impact on diluted earnings per share for the nine months ended September 30, 2015 versus the comparable 2014 period, due to the impact of the stronger U.S. dollar on the translation of foreign currency denominated earnings.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2015, the four quarters of 2014 and the fourth quarter of 2013.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2015			2014				2013
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$645,779	$851,855	$450,430	$376,442	$615,536	$848,240	$406,344	$340,789
Gross profit	184,288	248,260	124,801	106,020	176,244	246,976	114,100	95,793
Operating income (loss)	65,512	129,132	15,599	(732)	58,457	122,499	8,646	(6,814)
Net income (loss)	39,403	77,809	8,433	(1,979)	34,958	73,863	4,188	(4,975)

Balance Sheet Data
Total receivables, net	$219,774	$318,498	$238,727	$140,645	$207,165	$306,500	$211,107	$125,287
Product inventories, net	412,587	473,362	559,260	466,962	414,331	451,507	527,304	429,197
Accounts payable	170,582	236,868	375,995	236,294	154,511	233,549	370,002	214,596
Total debt	394,866	495,250	394,559	320,838	393,738	430,971	324,226	246,418

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

Our third quarter sales benefited from a return to more normalized weather in markets impacted by poor weather conditions in the second quarter as discussed above. The warmer than average temperatures and drier than normal conditions experienced throughout much of the United States later in the quarter contributed to our sales growth. A mild September in the Northeast extended the season in these markets.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2015	2014
Operating activities	$77,983	$37,220
Investing activities	(23,569)	(23,935)
Financing activities	(32,464)	(4,683)

Cash provided by operating activities during the first nine months of 2015 increased $40.8 million compared to the first nine months of 2014 driven by our net income growth, positive working capital management and the timing of inventory purchases and payments compared to last year.

Cash used in investing activities for the first nine months of 2015 includes $1.7 million in net payments to fund a revolving note under a credit agreement, which we entered into as a lender in 2015. An additional $6.6 million of net capital expenditures in 2015 compared to 2014 was offset by a decline in payments for acquisitions of $8.8 million. For additional information regarding the revolving note, see Note 1 of our “Notes to Consolidated Financial Statements” included in Item 1 of this Form 10-Q.

The increase in cash used in financing activities between periods reflects a $72.3 million decrease in cash provided by net borrowings, partially offset by a decrease in cash used for share repurchases of $44.8 million compared to last year.
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
At September 30, 2015, there was $282.9 million outstanding and $178.1 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.
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
The weighted average effective interest rate for the Credit Facility as of September 30, 2015 was approximately 1.9%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2015, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2015, our average total leverage ratio equaled 1.65 (compared to 1.70 as of June 30, 2015) and the TTM average total debt amount used in this calculation was $388.1 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2015, our fixed charge ratio equaled 5.02 (compared to 4.88 as of June 30, 2015) and TTM Rental Expense was $49.2 million.

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

As amended on October 15, 2015, our Receivables Facility offers us a lower cost form of financing and provides a peak funding capacity that varies monthly with the seasonal variation in our borrowing base, from a low of $55.0 million in December to a seasonal peak borrowing capacity of $200.0 million in May and June.
The Receivables Facility, which now expires on October 16, 2017, provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due.
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
At September 30, 2015, there was $110.2 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.0%, excluding commitment fees.
As of September 30, 2015, we were in compliance with all covenants and financial ratio requirements in our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2014 Annual Report on Form 10-K.
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
As of October 23, 2015, $78.2 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (ASU 2014-09), which requires entities to recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The new standard also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017 and will replace most existing revenue recognition guidance in U.S. GAAP. The guidance may be applied using either a retrospective or cumulative effect transition method. We are currently evaluating the effect that ASU 2014-09 will have on our financial position, results of operations and related disclosures.

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs as a direct reduction of the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be recorded as interest expense. ASU 2015-03 will be effective for annual periods beginning after December 15, 2015. We do not expect ASU 2015-03 to have a material impact on our financial position, results of operations and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for annual periods beginning after December 15, 2016. We do not expect ASU 2015-11 to have a material impact on our financial position, results of operations and related disclosures.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2015, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2015, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2015:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1-31, 2015	26,568	$69.25	26,568	$105,745,093
August 1-31, 2015	222,427	$68.39	222,427	$90,533,761
September 1-30, 2015	150,971	$69.92	150,971	$79,977,715
Total	399,966	$69.02	399,966

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  No shares were surrendered for this purpose in the third quarter of 2015.

(2)
In May 2015, our Board authorized an additional $100.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 23, 2015, $78.2 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2015.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2015 and September 30, 2014;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2015 and September 30, 2014;

3.	Consolidated Balance Sheets at September 30, 2015, December 31, 2014 and September 30, 2014;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2015 and
September 30, 2014; and

5.	Notes to Consolidated Financial Statements.