Form 10-K
period 2015-12-31
POOL CORP
filed 2016-02-26
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2015 was $2,869,059,459.
As of February 22, 2016, there were 42,040,969 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 30, 2016 for the
Annual Meeting to be held on May 4, 2016, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2015, we operated 336 sales centers in North America, Europe, South America and Australia through our four distribution networks:

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

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from the increased penetration of new pools. Of the approximately 80 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 11% currently have a pool. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient products. The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize long-term growth rates similar to the pool industry. As irrigation system installations and landscaping often occur in tandem with new single-family home construction, we believe the continued recovery in the housing industry also offers significant opportunities for the irrigation and landscape industry.

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

Approximately 60% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance-related goods and certain discretionary products.

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

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments and equipment replacement.  We believe that over the long term, housing turnover and single‑family home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment.

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities. While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 65,000 new units in 2015, construction levels are still down approximately 70% compared to peak levels in 2005 and down approximately 60% from what we consider normal levels.

Over the past five years, the pool industry has continued to show signs of recovery, mostly due to the gradual improvement in remodeling and replacement activity. The rebound in our base business sales growth since 2010 reflects increased consumer discretionary spending and higher replacement activities. Improvements in general external market factors in the United States including consumer confidence, employment, housing, access to consumer credit and economic expansion, largely supports our base business growth. For each year from 2010 to 2015, we estimate the industry grew from 3% to 4%, with the exception of 2013, when we believe industry growth dipped temporarily to approximately 1% to 2% primarily due to the impact of adverse weather on seasonal markets. While unseasonably cool temperatures impacted the industry in 2014, the impact was not quite as widespread, nor as severe. In 2015 excessive precipitation impacted our industry in the second quarter; however a mild fall and delayed winter alleviated any contraction in industry growth rates.

Going forward, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for new pool and irrigation construction levels to gradually normalize. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential investment, especially in outdoor lifestyle products. We expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 3% to 6% over this time period. As economic trends indicate that consumer spending has been slowly recovering and that residential construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

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

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 80 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry. We also act as a day to day resource by offering product and market expertise to serve our customers’ unique needs.

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

Beginning in early 2000, we significantly increased the breadth of our product offerings outside our traditional pool distribution business. These complementary products included building materials used for pool construction, installations and remodeling, such as concrete and pool surfacing and decking materials. With our March 2008 acquisition of National Pool Tile Group, Inc., we added a market leading brand of pool tile and composite pool finish products, and gained a position in a wider market. Over the last five years, to increase operating efficiency, we consolidated and repositioned NPT standalone sales centers and established NPT showcases within certain existing sales centers. In addition to our 15 standalone NPT sales centers, we currently have over 80 SCP and Superior sales centers that feature consumer showrooms where swimming pool dealers and homeowners can view and select pool components including tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products.

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

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers.  Given the more stabilized external environment, we have increased our focus on new sales center openings complemented by strategic acquisitions and consolidations, depending on our market presence. Since the beginning of 2013, we have opened 8 new sales centers (net of sales center consolidations), with 4 new sales centers in 2015. We expect to open between 5 and 7 new sales centers in 2016. Since the beginning of 2013, we have completed 9 acquisitions consisting of 16 sales centers (net of sales center consolidations within one year of acquisition).  The acquired locations in 2015 include 2 sales centers added to our SCP network, 2 sales centers added to our Superior network and 3 sales centers added to our NPT network.  We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically, including the period between 2007 and 2009 when our industry contracted. Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  We estimate that annual price inflation was consistent with the ten-year average between 2013 and 2015. We anticipate price inflation will vary some by product lines, but will approximate the ten-year average overall in 2016.

Customers and Products

We serve over 100,000 customers. In 2015, sales to our largest 100 customers collectively accounted for just under 10% of our total sales. We estimate that sales to our largest 1,000 customers represented approximately 25% of our total sales in 2015. Notably, 98% of our customers are small, family-owned businesses with relatively limited capital resources. These core customers generated a large majority of our sales in 2015. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores, and specialty and internet retailers.

We sell our products primarily to the following types of customers:

•	swimming pool remodelers and builders;

•	specialty retailers that sell swimming pool supplies;

•	swimming pool repair and service businesses;

•	landscape construction and maintenance contractors; and

•	municipal, golf course and other commercial customers.

We conduct our operations through 336 sales centers in North America, Europe, South America and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Florida, Texas and Arizona, collectively representing approximately 53% of our 2015 net sales.  In 2015, we generated approximately 94% of our sales in North America, 5% in Europe and less than 1% in South America and Australia combined.

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

•
building materials, such as concrete, plumbing and electrical components, both functional and decorative pool surfaces, decking materials, tile, hardscapes and natural stone, used for pool installations and remodeling;

•	commercial products, including ASME heaters, safety equipment, and commercial pumps and filters; and

•
other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor lifestyle products that enhance consumers’ use and enjoyment of outdoor living spaces, such as spas, grills and components for outdoor kitchens.

We track and monitor the majority of our sales at the product level to provide support for sales and marketing efforts and for consideration in incentive plan programs.  We currently have over 500 product lines and over 50 product categories. Based on our 2015 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 13% in 2015, 13% in 2014 and 14% in 2013. In 2015 and 2014 chemical sales increased by 5% and 3%, respectively, with little benefit from pricing inflation. No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

We categorize our maintenance, repair and replacement products into the following two groupings:

•	maintenance and minor repair (non-discretionary); and

•	major refurbishment and replacement (partially discretionary).

In 2015, the sale of maintenance and minor repair products accounted for approximately 60% of our sales and gross profits while approximately 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. These components reflect a shift back toward more sales of major refurbishment and replacement products due to an ongoing recovery of these activities since levels reached a low point in 2009. Between 2005 and early 2010, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction. Prior to this industry downturn, just over 50% of our total sales and gross profits were related to maintenance and minor repair products.

Discretionary demand for products related to pool construction and remodeling has been an important factor in our historical base business sales growth.  While sales of these products declined between 2007 and 2009, we realized sales growth from 2010 to 2015 due to our ongoing expansion of these product offerings and the steady improvement in new construction, remodeling and economic trends. However, new pool construction remains approximately 70% below peak levels reached in 2005 and approximately 60% below what we believe to be normal levels. We continue to identify new related product categories and we typically introduce new categories each year in select markets.  We then evaluate the performance in these test markets and focus on those product categories that we believe exhibit the best long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

In recent years we have experienced product and customer mix changes, including a shift in consumer spending to higher value, lower margin products such as variable speed pumps, high efficiency heaters, LED lighting and irrigation and landscape equipment, which positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives and our expansion of building materials and commercial product offerings will help offset these gross margin declines and lead to somewhat flat gross margin trends over the next few years.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We distribute irrigation and landscape products through our Horizon network and hardscapes, tile, decking materials and interior pool finish products through our NPT network.  We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily for two reasons:

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

We also operate four centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 8%, respectively, of the cost of products we sold in 2015.

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

Employees

We employed approximately 3,800 people at December 31, 2015. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks and patents, primarily for our Pool Corporation and Pool Systems Pty. Ltd. (PSL) branded products that are important to our current and future business operations. We also own rights to numerous internet domain names.

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates for the past three fiscal years (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$2,168,802	$2,037,001	$1,895,226
International	194,337	209,561	184,474
	$2,363,139	$2,246,562	$2,079,700

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates for the past three fiscal years (in thousands):

	December 31,
	2015	2014	2013
United States	$65,885	$51,027	$48,294
International	3,969	5,448	4,034
	$69,854	$56,475	$52,328

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

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives and industry, general economic and other forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project,” “should” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward‑looking statements include the following:

The demand for our swimming pool, irrigation and related outdoor lifestyle products has been and may continue to be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool, irrigation and related outdoor lifestyle products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance products and repair and certain replacement equipment, which are required to maintain existing swimming pools, currently account for approximately 90% of net sales and gross profits related to our swimming pool business; however the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbish activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and irrigation systems. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Although we have seen improvement since 2010, if these trends worsen, many consumers will likely not be able to obtain financing for pool, irrigation and related outdoor projects, which could negatively impact our sales of construction-related products.

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

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 8%, respectively, of the costs of products we sold in 2015. A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers could also adversely affect our business. We dedicate considerable resources to promote the benefits and affordability of pool ownership, which we believe significantly benefits our swimming pool customers and suppliers.

We face intense competition both from within our industry and from other leisure product alternatives.

We face competition from both inside and outside of our industry. Within our industry, we directly compete against various regional and local distributors and indirectly, against mass market retailers, large pool or landscape supply retailers and internet retailers as they compete against our customers for the business of pool owners and other end-use customers. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Florida, Texas and Arizona. These states encompass our four largest markets and represented approximately 53% of our net sales in 2015.

More aggressive competition by store- and internet-based mass merchants and large pool or landscape supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and landscape related products has remained relatively constant. Should store- and internet-based mass market retailers increase their focus on the pool or professional landscape industries, or increase the breadth of their pool and landscape related product offerings, they may become a more significant competitor for our direct customers and end-use consumers which could have an adverse impact on our business. We may face additional competitive pressures if large pool or landscape supply retailers look to expand their customer base to compete more directly within the distribution channel.

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

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Since the beginning of 2013, we have opened 8 new sales centers (net of sales center consolidations) and we have completed 9 acquisitions consisting of 16 sales centers (net of sales center consolidations within one year of acquisition). While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2015, we generated approximately 63% of our net sales and 90% of our operating income in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

The nature of our business subjects us to compliance with environmental, health, transportation and safety regulations.

We are subject to regulation under federal, state, local and international environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. For example, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing.

Management has processes in place to facilitate and support our compliance with these requirements. However failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly over the last 25 years and we anticipate that there will be continuing changes.

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemical substances. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and we will plan accordingly to remain in compliance with changing regulations and to minimize the costs of such compliance.

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

Our international operations, which accounted for 8% of our total net sales in 2015, expose us to certain additional risks, including:

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

We depend on a global network of suppliers to source our products. Product quality or safety concerns could negatively impact our sales and expose us to legal claims.

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

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management.  Our ability to operate effectively on a day to day basis depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats.  We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms, and may delay or hinder our ability to process transactions and compromise the integrity of our data.

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

As of December 31, 2015, we had 12 leases with remaining terms longer than seven years that expire between 2023 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 60,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 103,000 square feet to 185,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2015:

Network	12/31/14	New Locations	Consolidated Locations (2)	Acquired Locations (3)	12/31/15
SCP	157	3	(1)	2	161
Superior	64	—	(1)	2	65
Horizon	60	1	(1)	—	60
NPT (1)	12	—	—	3	15
Total Domestic	293	4	(3)	7	301
SCP International	35	—	—	—	35
Total	328	4	(3)	7	336

(1)
In 2014, we identified NPT as a separate network. In addition to the stand-alone NPT sales centers, there are over 80 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

(2)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.

(3)
We acquired six sales centers through three acquisitions completed in the United States in 2015. One of the acquired locations in our NPT network reflects a sales center from an acquisition completed on December 31, 2014 that is included in our 2015 count versus in our 2014 count, as there were no sales attributable to Pool Corporation from this acquisition in fiscal 2014.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2015:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	24	20	17	5	66
Florida	32	6	4	1	43
Texas	20	5	10	4	39
Arizona	6	6	11	2	25
Georgia	6	2	—	1	9
Nevada	2	3	3	—	8
Tennessee	5	3	—	—	8
New Jersey	4	3	—	—	7
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
New York	6	—	—	—	6
Louisiana	5	—	—	—	5
Missouri	3	1	—	1	5
Pennsylvania	3	1	—	1	5
Colorado	1	1	2	—	4
Illinois	3	1	—	—	4
Indiana	2	2	—	—	4
North Carolina	3	1	—	—	4
Ohio	2	2	—	—	4
Oregon	1	—	3	—	4
South Carolina	3	1	—	—	4
Virginia	2	1	1	—	4
Idaho	1	—	2	—	3
Oklahoma	2	1	—	—	3
Arkansas	2	—	—	—	2
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Maryland	1	—	1	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	161	65	60	15	301
International
Canada	15	—	—	—	15
France	5	—	—	—	5
Australia	3	—	—	—	3
Mexico	3	—	—	—	3
Portugal	2	—	—	—	2
United Kingdom	2	—	—	—	2
Belgium	1	—	—	—	1
Colombia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
Spain	1	—	—	—	1
Total International	35	—	—	—	35
Total	196	65	60	15	336

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. Litigation can be expensive and disruptive to normal business operations.

As previously disclosed, a number of purported anti-trust class action suits were filed against us in various United States District Courts in 2012.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, and are presently pending in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  The plaintiffs also named three additional defendants: Hayward Industries, Inc., Pentair Water Pool and Spa, Inc. and Zodiac Pool Systems, Inc. The plaintiffs seek unspecified compensatory and enhanced damages, interest, costs and fees and other equitable relief. The Court gave final approval of a class action settlement between Hayward Industries, Inc., Pentair Water Pool and Spa, Inc. and Zodiac Pool Systems, Inc. and the direct purchaser plaintiffs. The Court also gave final approval of class action settlements between the indirect purchaser plaintiffs and each of Hayward Industries, Inc., Zodiac Pool Systems, Inc. and Pentair Water Pool and Spa, Inc. On January 27, 2016, the Court granted summary judgment in our favor on the direct purchasers’ horizontal conspiracy claim. We continue to defend ourselves in this matter.

While the outcome of any litigation is inherently unpredictable, based on currently available facts we do not believe that the ultimate resolution of this matter or other claims and litigation not discussed above will have a material adverse impact on our financial condition, results of operations or cash flows. Our view of these matters may change in the future as the litigation and related events unfold.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL.”  On February 17, 2016, there were approximately 30,025 holders of record of our common stock.  The table below sets forth the high and low closing sales prices of our common stock as well as dividends declared per common share for each quarter during the last two fiscal years.

	High	Low	Dividends Declared
Fiscal 2015
First Quarter	$70.43	$62.21	$0.22
Second Quarter	71.80	64.89	0.26
Third Quarter	72.80	66.14	0.26
Fourth Quarter	84.16	72.63	0.26

Fiscal 2014
First Quarter	$61.74	$52.68	$0.19
Second Quarter	62.42	56.56	0.22
Third Quarter	57.53	53.92	0.22
Fourth Quarter	64.09	53.34	0.22

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount ten times including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2015.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total stockholder return on our common stock for the last five fiscal years with the total return on the S&P MidCap 400 Index and the NASDAQ Index for the same period, in each case assuming the investment of $100 on December 31, 2010 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalizations comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Pool Corporation	$100.00	$136.23	$194.61	$271.14	$300.17	$387.59
S&P MidCap 400 Index	100.00	98.27	115.83	154.64	169.74	166.05
NASDAQ Index	100.00	99.17	116.48	163.21	187.27	200.31

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2015.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2015	38,681	$75.35	25,265	$78,159,421
November 1 – November 30, 2015	3,700	$79.39	3,700	$77,865,671
December 1 – December 31, 2015	70,707	$80.65	70,707	$72,162,798
Total	113,088	$78.80	99,672

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans. There were 13,416 shares surrendered for this purpose in the fourth quarter of 2015.

(2)
In May 2015, our Board authorized an additional $100.0 million under our existing share repurchase program. This program allows for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions. On February 25, 2016, when $14.3 million remained under the May 2015 share repurchase authorization, our Board authorized an additional $150.0 million under our existing share repurchase program. This increased our total authorized amount to $164.3 million.

(3)	In 2015, we purchased a total of $92.4 million, or 1,346,958 shares, in the open market at an average price of $68.57 per share.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
	2015	2014	2013	2012 (1)	2011
Statement of Income Data
Net sales	$2,363,139	$2,246,562	$2,079,700	1,953,974	1,793,318
Operating income	216,222	188,870	165,486	144,869	125,067
Net income attributable to Pool Corporation	128,275	110,692	97,330	81,972	71,993
Earnings per share:
Basic	$2.98	$2.50	$2.10	$1.75	$1.49
Diluted	$2.90	$2.44	$2.05	$1.71	$1.47
Cash dividends declared per common share	$1.00	$0.85	$0.73	0.62	$0.55

Balance Sheet Data
Working capital (2)	$356,899	$345,305	$313,843	$295,100	$305,467
Total assets (2)	936,031	892,937	823,761	780,576	770,902
Total long-term debt, including current portion	329,715	320,838	246,418	230,882	247,300
Stockholders’ equity	255,743	244,352	286,182	281,623	279,746

Other
Base business sales growth (3)	5%	7%	6%	7%	10%
Number of sales centers	336	328	321	312	298

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

2015 FINANCIAL OVERVIEW

Financial Results

We had a record-setting year in 2015 topped off with favorable warmer weather in the fourth quarter, which contributed to record fourth quarter sales and our first profitable fourth quarter ever. We grew annual sales by 5% over 2014, despite an almost 2% negative impact from foreign currency fluctuations. Strict margin discipline and expense management enabled us to expand our operating margin by more than 70 basis points.

Net sales for the year ended December 31, 2015 increased 5% compared to 2014. Base business sales also increased 5%. Annual sales benefited from increased consumer spending on discretionary products, particularly related to replacement and remodel activity. Pool owners are investing to upgrade existing pools and outdoor systems to increase energy efficiency and incorporate more technologically advanced products. Record warm temperatures through much of the fourth quarter extended the pool season well into November and December in many markets, which spurred greater sales in both our building materials and equipment product categories.

Gross profit for the year ended December 31, 2015 increased 5% over 2014. Gross profit as a percentage of net sales (gross margin) remained constant at 28.6% for both 2015 and 2014.

Selling and administrative expenses (operating expenses) for 2015 increased just 1% from 2014. Increases in performance-based incentive compensation and technology related expenses were offset by tight expense controls and an approximate 2% favorable impact on operating expenses from the stronger U.S. dollar relative to foreign currencies.

Operating income for the year improved 14% over 2014. Operating income as a percentage of net sales (operating margin) increased to 9.1% in 2015 compared to 8.4% in 2014.

Net income attributable to Pool Corporation increased 16% compared to 2014, while earnings per share was up 19% to a record $2.90 per diluted share.

Financial Position and Liquidity

Cash provided by operations was $146.1 million in 2015 and exceeded total net income by $17.8 million. Combined with $8.9 million in net proceeds from borrowings, cash from operating activities helped fund the following initiatives:

•	share repurchases in the open market of $92.4 million;

•	quarterly cash dividend payments to shareholders, totaling $43.1 million for the year;

•	net capital expenditures of $29.1 million; and

•	payments of $4.5 million for acquisitions.

Total net receivables, including pledged receivables, increased 11% compared to December 31, 2014, indicating our December 2015 sales growth. Our allowance for doubtful accounts increased 5% compared to December 31, 2014. Overall we noted lower write-offs as a percentage of net sales throughout 2015 and a smaller percentage of total receivables being greater than 60 days past due.

Inventory levels grew 2% to $474.3 million at December 31, 2015 compared to $467.0 million at December 31, 2014. Our reserve for inventory obsolescence was $7.0 million at December 31, 2015 compared to $6.4 million at December 31, 2014. Our inventory turns, as calculated on a trailing twelve month basis, were 3.5 times at December 31, 2015 and 3.4 times at December 31, 2014.

Total debt outstanding of $329.7 million at December 31, 2015 increased $8.9 million or 3% compared to December 31, 2014.

Current Trends and Outlook

Over the past five years, the pool industry has continued to show signs of recovery, mostly due to the gradual improvement in remodeling and replacement activity. The rebound in our base business sales growth since 2010 reflects increased consumer discretionary spending and higher replacement activities. Improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion, largely supports our base business growth. We feel these positive external trends have promoted increased consumer spending on products that enhance swimming pools and outdoor living spaces, such as building materials and energy-efficient equipment.

The economic downturn between 2007 and 2009 had a significant impact on our industry, driving an approximate 80% reduction in new pool construction in the United States compared to peak levels in 2005 and also contributing to more than a 30% decline in replacement and refurbishment activities. While we estimate that new pool construction has increased from a low of roughly 45,000 new units in 2009 to approximately 65,000 new units in 2015, construction levels are still down approximately 70% compared to peak levels in 2005 and down approximately 60% from what we consider normal levels. For each year from 2010 to 2015, we estimate the industry grew from 3% to 4%, with the exception of 2013, when we believe industry growth dipped temporarily to approximately 1% to 2% due to the impact of adverse weather on seasonal markets. While unseasonably cool temperatures impacted the industry in 2014, the impact was not quite as widespread, nor as severe. In 2015 excessive precipitation impacted our industry in the second quarter; however a mild fall and delayed winter alleviated any contraction in industry growth rates. The strengthening of the U.S. dollar against most major currencies also impacted reported results of our industry’s international locations over the past 18 months.

Going forward, we believe there is potential for a significant sales recovery due to the build-up of deferred replacement and remodeling activity and our expectation for new pool and irrigation construction levels to gradually normalize. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential investment, especially in outdoor lifestyle products. We expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 3% to 6% over this time period. As economic trends indicate that consumer spending has been slowly recovering and that residential construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

For 2016, we expect the macroeconomic environment in the United States and the opportunities available to us to grow market share will be quite similar to 2015. We plan to gain market share through our comprehensive product offerings, which we continually diversify through both internal sourcing initiatives and by transferring experience for other markets served. We also plan to modestly expand our geographic presence by opening 5 to 7 new sales centers in 2016 and by making selective acquisitions when appropriate opportunities arise. Declining crude oil prices may impact discretionary spending in Texas and certain other markets given the importance of the oil and gas industry on employment in these markets. However gains from economic stability in our other year-round markets and in our seasonal markets should mitigate the risk of these possible declines, assuming normal weather patterns. Translation of our foreign earnings may also adversely impact our 2016 results, but we expect the foreign currency rate declines to be less significant than what occurred in 2015.

The following section summarizes our outlook for 2016:

•	We expect base business sales growth of 5% to 7%, consisting of the following:

◦
an increase in customer early buy shipments, mostly benefiting the first quarter of 2016 (close to 4% impact on base business sales growth) and effectively shifting some sales that would normally occur in the second quarter into the first quarter;

◦
neutral selling days for the full year for 2016 compared to 2015; however a shift in certain quarters, with one less selling day in the first quarter of 2016 and one additional selling day in the fourth quarter of 2016;

◦	inflationary product cost increases of approximately 1%; and

◦
should the U.S. dollar continue to strengthen against most major currencies, an adverse foreign currency translation impact on our sales, particularly in the second and third quarters based on our seasonal fluctuations.

•
We expect relatively neutral gross margin trends for the full year, as we believe our sales growth will continue to be weighted toward sales of lower margin discretionary products. Adverse margin impacts should be offset by benefits from our efforts in various pricing, sourcing, and private-label initiatives. We expect lower margins in the first quarter and higher margins in the second quarter due to the impact of increased customer early buy shipments.

•
We project operating expenses will grow at approximately half the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations. Should the U.S. dollar continue to strengthen against most major currencies, currency translation would positively impact our operating expenses. We expect base business results will generate operating profit growth in the low- to mid-teens.

•
We expect our effective tax rate will be consistent with 2015. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix.

Based on the factors described above, we project that 2016 earnings will range from $3.20 to $3.35 per diluted share. We expect cash provided by operations will approximate net income for fiscal 2016 and anticipate that we will use $100.0 million to $150.0 million in cash for share repurchases.

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

Similar to our business, our customers’ businesses are seasonal. Sales are lowest in the winter months and our past due accounts receivable balance as a percentage of total receivables generally increases during this time. We provide reserves for uncollectible accounts based on our accounts receivable aging. These reserves range from 0.05% for amounts currently due to up to 100% for specific accounts more than 60 days past due.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.10% of net sales annually.  Write-offs as a percentage of net sales approximated 0.05% in 2015, 0.10% in 2014 and 0.10% in 2013. We expect that write-offs will approximate 0.10% of net sales in 2016.

At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end allowance for doubtful accounts balance to (i) current year write-offs and (ii) any significantly aged outstanding receivable balances. We concluded that the prior year allowance was within a range of acceptable estimates, but conservative overall based on lower write-offs in 2015 and improvements in our accounts receivable aging. While we slightly lowered our general reserve percentage in 2015 to account for these trends, our overall reserve methodology and process for estimating specific reserves remains unchanged.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2015, pretax income would change by approximately $0.8 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2015).

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each sales center an adequate inventory of stock keeping units (SKUs) with the highest sales volumes. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently have lower velocity. We classify products into 13 classes at the sales center level based on sales at each location over the past 12 months (or 36 months for tile and parts products). All inventory is included in these classes, except for special order non-stock items that lack a SKU in our system and products with less than 12 months of usage. The table below presents a description of these inventory classes:

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2015, pretax income would change by approximately $1.4 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2015).

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

If market conditions were to change, vendors may change the terms of some or all of these programs. Although such changes would not affect the amounts we have recorded related to products already purchased, they may lower or raise our cost for products purchased and sold in future periods.

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

As of December 31, 2015, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

We have operations in 39 states, 1 United States territory and 11 foreign countries. The amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We are subject to regular audits by federal, state and foreign tax authorities.   We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year end to determine the accuracy of our incentive compensation estimates. Based on our hindsight analysis, we concluded that our incentive compensation accrual balances were within a reasonable range of acceptable estimates and that our estimation methodologies are appropriate.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2015, our goodwill balance was $172.8 million, representing approximately 18% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

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

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2015, we had 216 reporting units with allocated goodwill balances. The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million. In October 2015, 2014 and 2013, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level.

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

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our aggregate estimated fair values fell below our market capitalization, which we consider to be conservative, but reasonable for the purpose of our goodwill impairment test. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate by 5% to reflect more conservative projected cash flow assumptions, a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis generated a fair value estimate significantly below our market capitalization and resulted in the identification of no goodwill impairments and no additional at-risk locations.

Based on the magnitude of its goodwill balance and the continued economic challenges in Italy, we currently consider our Italy reporting unit as at risk for goodwill impairment. Our most sensitive estimates pertain to this reporting unit’s product mix and the related impact on our gross margin projections, which are incorporated into our discounted cash flow assumptions. As of December 31, 2015, our at-risk reporting unit in Italy had a goodwill balance of $3.4 million. We also consider one reporting unit in Quebec, Canada, as at risk for goodwill impairment. Results for this location began to fall below expectations in 2013, largely due to its heightened sensitivity to weather and certain execution challenges. We cannot be assured of favorable weather conditions in any given year, which strongly impact this reporting unit’s results. As of December 31, 2015, our at-risk reporting unit in Quebec had a goodwill balance of $2.2 million.

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

In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs, which requires entities to present debt issuance costs as a direct reduction of the carrying amount of the related debt liability rather than as an asset. Amortization of the costs will continue to be recorded as interest expense. ASU 2015-03 will be effective for annual periods beginning after December 15, 2015, and early adoption is permitted. We have not elected to early adopt this guidance and we do not expect the adoption of ASU 2015-03 will have a material impact on our financial position, results of operations and related disclosures.

In July 2015, the FASB issued ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires entities to measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We have not elected to early adopt this guidance. We do not expect the adoption of ASU 2015-11 will have a material impact on our financial position, results of operations and related disclosures.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. ASU 2015-16 will be effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We have not elected to early adopt this guidance. We do not expect the adoption of ASU 2015-16 will have a material impact on our financial position, results of operations and related disclosures.

In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separately presenting net deferred tax assets or liabilities as current or noncurrent. Also, companies will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances also will be classified as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, and early adoption is permitted. We have not elected to early adopt this guidance. We do not expect the adoption of ASU 2015-17 will have an impact on our results of operations, but it will change the presentation of our financial position and disclosures related to deferred tax assets and liabilities.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2015	2014	2013
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.4	71.4	71.6
Gross profit	28.6	28.6	28.4
Operating expenses	19.4	20.2	20.5
Operating income	9.1	8.4	8.0
Interest and other non-operating expenses, net	0.3	0.3	0.3
Income before income taxes and equity earnings	8.8%	8.1%	7.6%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2015, 2014 and 2013.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2015 compared to Fiscal Year 2014

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Net sales	$2,344,410	$2,238,929	$18,729	$7,633	$2,363,139	$2,246,562

Gross profit	669,037	640,259	6,607	3,081	675,644	643,340
Gross margin	28.5%	28.6%	35.3%	40.4%	28.6%	28.6%

Operating expenses	451,383	451,882	8,039	2,588	459,422	454,470
Expenses as a % of net sales	19.3%	20.2%	42.9%	33.9%	19.4%	20.2%

Operating income	217,654	188,377	(1,432)	493	216,222	188,870
Operating margin	9.3%	8.4%	(7.6)%	6.5%	9.1%	8.4%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
The Melton Corporation (1)	November 2015	2	November - December 2015
Seaboard Industries, Inc. (1)	October 2015	3	November - December 2015
Poolwerx Development LLC (1)	April 2015	1	April - December 2015
St. Louis Hardscape Material & Supply, LLC (1)(2)	December 2014	1	January - December 2015 and December 2014
Pool Systems Pty. Ltd.	July 2014	3	January - October 2015 and August - October 2014
DFW Stone Supply, LLC (1)	March 2014	2	January - May 2015 and March - May 2014
Atlantic Chemical & Aquatics Inc. (1)	February 2014	2	January - April 2015 and February - April 2014

(1)	We acquired certain distribution assets of each of these companies.

(2)
We completed this acquisition on December 31, 2014. We excluded this sales center from base business for the periods identified as per our definition of base business, but also because no results of operations are included in fiscal 2014 due to the acquisition date. This sales center is not in our sales center count as of December 31, 2014, but is included in the table below as an acquired location during fiscal 2015.

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

The table below summarizes the changes in our sales centers during 2015:

December 31, 2014	328
Acquired	7
New locations	4
Consolidated locations	(3)
December 31, 2015	336

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2015	2014	Change
Net sales	$2,363.1	$2,246.6	$116.5	5%

Net sales increased 5% compared to 2014, including a 5% increase in base business sales. The sustained strength of the U.S. dollar relative to foreign currencies adversely impacted our consolidated sales growth rate by close to 2% during 2015. After sales exhibited a strong start in the first quarter, adverse weather conditions in the second quarter negatively impacted sales in several important markets. Weather conditions normalized in the back half of the year, extending the season in certain markets and leading to year over year sales growth. A continued gradual recovery of demand for discretionary replacement and remodel products and increased market share were the primary contributors to our sales growth in 2015.

The following factors benefited our sales growth (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity, as evidenced by sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share growth, primarily in building materials and complementary product categories;

•	an extended pool season in certain markets, with above average temperatures through much of the fourth quarter; and

•	inflationary (estimated at less than 1%) product cost increases.

The following factors adversely impacted our sales growth (listed in order of estimated magnitude):

•	the strengthening of the U.S. dollar relative to most foreign currencies (estimated 2% impact); and

•	record rainfall in Texas and adjacent states in the second quarter, which delayed construction projects and reduced spending on related discretionary products.

Sales of building materials grew by 13% compared to 2014. Our continued strong growth in building materials primarily reflects market share growth with our expansion of stocking locations and broader product offerings as well as the partial recovery in pool remodeling. Sales of equipment, which includes heaters, pumps and filters, increased by 9% compared to 2014. Chemical sales increased by approximately 5%.

In terms of quarterly performance, base business sales increased 10% in the first quarter of 2015. Similar to 2014, our 2015 customer early buy shipments caused some second quarter sales to shift into the first quarter and accounted for approximately 3% of our first quarter 2015 sales growth. As discussed above, adverse weather conditions in the second quarter led to flat base business sales growth trends in the second quarter of 2015 compared to 2014. Normalized weather trends allowed us to generate 5% base business sales growth in the third quarter of 2015. For our seasonally slow fourth quarter, base business sales increased 10% in 2015, as our sales benefited from record warm temperatures during this time period. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 35.

Gross Profit

(in millions)	Year Ended December 31,
	2015	2014	Change
Gross profit	$675.6	$643.3	$32.3	5%
Gross margin	28.6%	28.6%

Gross margin for 2015 remained consistent with 2014. Throughout the year, gross margin comparisons varied, with a decline of 40 basis points in the first quarter, due to the impact of customer early buy shipments. Gross margin remained flat in the second quarter, declined 10 basis points in the third quarter and increased 30 basis points in the fourth quarter.

Operating Expenses

(in millions)	Year Ended December 31,
	2015	2014	Change
Operating expenses	$459.4	$454.5	$4.9	1%
Operating expenses as a percentage of net sales	19.4%	20.2%

Operating expenses increased 1% compared to 2014. Increases in performance-based incentive compensation and technology related expenses were offset by tight expense controls, lower freight costs and an approximate 2% favorable impact on operating expenses from the stronger U.S. dollar relative to foreign currencies.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased 8% compared to 2014. The primary component is interest expense on debt, which increased 6% over last year. Average outstanding debt was $379.2 million for 2015 versus $342.9 million for 2014. Our weighted average effective interest rate was 1.9% for both 2015 and 2014.

Income Taxes

Our effective income tax rate was 38.5% at December 31, 2015 compared to 38.9% at December 31, 2014. The decline in our effective income tax rate is primarily a result of improved performance by our international entities in 2015.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 16% to $128.3 million in 2015 compared to $110.7 million in 2014, while earnings per share increased 19% to $2.90 per diluted share compared to $2.44 per diluted share in 2014.

Fiscal Year 2014 compared to Fiscal Year 2013

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2014	2013	2014	2013	2014	2013
Net sales	$2,221,788	$2,077,945	$24,774	$1,755	$2,246,562	$2,079,700

Gross profit	634,738	590,832	8,602	445	643,340	591,277
Gross margin	28.6%	28.4%	34.7%	25.4%	28.6%	28.4%

Operating expenses	447,348	425,382	7,122	409	454,470	425,791
Expenses as a % of net sales	20.1%	20.5%	28.7%	23.3%	20.2%	20.5%

Operating income (loss)	187,390	165,450	1,480	36	188,870	165,486
Operating margin	8.4%	8.0%	6.0%	2.1%	8.4%	8.0%

For an explanation of how we calculate base business, please refer to the discussion of base business on page 29 under the heading “Fiscal Year 2015 compared to Fiscal Year 2014.”

For purposes of comparing operating results for the year ended December 31, 2014 to the year ended December 31, 2013, we excluded acquired sales centers from base business for the periods identified in the table below.

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

Net sales increased 8% in 2014 compared to 2013, including a 7% increase in base business sales. After the late start to the 2013 pool season, we anticipated a comparative benefit from more favorable weather conditions in 2014, but this expectation did not materialize due to prolonged cold and wet weather in many of our seasonal markets, particularly Canada and the northern United States. As a result, the timing of 2014 pool openings in many of those areas was similar to 2013. In 2014, base business sales increased by 5% in our seasonal markets versus 8% in our largest, year-round markets compared to 2013.

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

Sales of building materials and tile grew by 20% compared to 2013. Our continued strong growth in building materials reflected market share growth resulting from our expansion of stocking locations and broader product offerings as well as the partial recovery in pool remodeling. Sales of equipment, which includes heaters, pumps, lighting and filters, increased by approximately 11% compared to 2013. Chemical sales increased by 3% while chemical pricing remained relatively flat.

Base business sales increased 9% in the first quarter of 2014. Approximately 2% of our first quarter sales growth reflected a change in the timing of customer early buy purchases, which effectively shifted sales into the first quarter of 2014 that historically have occurred in the second quarter. Despite not having the expected benefit of a return to normal seasonal weather patterns, we realized base business sales growth of 7% and 5% in the second and third quarters of 2014. For our seasonally slow fourth quarter, base business sales increased 8% in 2014, as we capitalized on favorable weather conditions during this time period. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations beginning on page 35.

Gross Profit

(in millions)	Year Ended December 31,
	2014	2013	Change
Gross profit	$643.3	$591.3	$52.0	9%
Gross margin	28.6%	28.4%

In 2014 gross margin increased 20 basis points compared to the previous year. We believe our efforts in various pricing and sourcing initiatives in 2014, as well as higher volume incentives from certain of our vendors contributed to this improvement. Favorable product mix due to higher building materials sales growth rates and a reduction in equipment sales growth rates compared to 2013 also added some benefit given comparatively lower margins on heaters, pumps, lighting and filters. The unfavorable gross margin impact of first quarter 2014 customer early buy purchases somewhat offset these benefits. Purchases included in customer early buys are primarily comprised of lower margin discretionary products and include applicable discounts.

Year over year, gross margin comparisons ranged from mostly flat to slightly improved each quarter during 2014, with a decline of 20 basis points in the first quarter, due to the impact of customer early buy purchases described above, then improvements of 25 basis points in the second quarter, 50 basis points in the third quarter and 10 basis points in the fourth quarter, which also reflected some benefit from acquisitions.

Operating Expenses

(in millions)	Year Ended December 31,
	2014	2013	Change
Operating expenses	$454.5	$425.8	$28.7	7%
Operating expenses as a percentage of net sales	20.2%	20.5%

Operating expenses increased 7% in 2014 compared to 2013, with base business operating expenses up 5%. The increase in base business operating expenses is primarily attributed to the following (listed in order of magnitude with approximate impact):

•	greater personnel costs ($12.4 million, including a $2.7 million increase related to performance-based incentive compensation expense);

•	higher freight costs ($2.9 million);

•	increased facility-related expenses, including building rent, utilities and maintenance ($2.3 million); and

•	higher outside professional fees ($2.3 million).

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased 11% in 2014 compared to 2013. Average outstanding debt was $342.9 million for 2014 versus $256.1 million for 2013. The weighted average effective interest rate declined to 1.9% in 2014 compared to 2.4% in 2013. The decrease in our effective interest rate reflected the utilization of available borrowing capacity on our Receivables Facility at lower interest rates than under our Credit Facility.

Income Taxes

Our effective income tax rate was 38.9% at December 31, 2014, consistent with our rate of 38.8% at December 31, 2013.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 14% to $110.7 million in 2014 compared to $97.3 million in 2013, while earnings per share increased 19% to $2.44 per diluted share compared to $2.05 per diluted share in 2013.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2015, we generated approximately 63% of our net sales and 90% of our operating income in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2015 and 2014. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$450,430	$851,855	$645,779	$415,075	$406,344	$848,240	$615,536	$376,442
Gross profit	124,801	248,260	184,288	118,295	114,100	246,976	176,244	106,020
Operating income (loss)	15,599	129,132	65,512	5,979	8,646	122,499	58,457	(732)
Net income (loss)	8,433	77,809	39,403	2,579	4,188	73,863	34,958	(1,979)

Net sales as a % of annual net sales	19%	36%	27%	18%	18%	38%	27%	17%
Gross profit as a % of annual gross profit	18%	37%	27%	18%	18%	38%	27%	16%
Operating income (loss) as a % of annual operating income	7%	60%	30%	3%	5%	65%	31%	—%

Balance Sheet Data
Total receivables, net	$238,727	$318,498	$219,774	$156,756	$211,107	$306,500	$207,165	$140,645
Product inventories, net	559,260	473,362	412,587	474,275	527,304	451,507	414,331	466,962
Accounts payable	375,995	236,868	170,582	246,554	370,002	233,549	154,511	236,294
Total debt	394,559	495,250	394,866	329,715	324,266	430,971	393,738	320,838

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on Fiscal Year 2015 to Fiscal Year 2014 Comparisons

In the first quarter of 2015, we benefited from favorable weather in most of our year-round markets, which experienced warmer-than-normal temperatures for this time of year. These warmer temperatures contributed to sales growth in maintenance products, such as chemicals, in these markets. Our seasonal markets experienced cooler than normal temperatures, particularly in the Northeast United States and eastern Canada, which experienced another year of near record cold temperatures and substantial snowfall, inhibiting sales growth in these areas. After our strong start, adverse weather conditions in the second quarter negatively impacted sales in several important markets. The second quarter of 2015 marked the wettest on record for much of Texas and Oklahoma and reflected significant precipitation for most states in the South and Central United States. This excessive precipitation significantly impacted our second quarter sales, delaying construction projects and reducing spending on related discretionary products. Cooler than normal temperatures in the Midwest and the Northeast in June, coupled with substantial rainfall, also delayed pool openings and hampered sales growth in these seasonal markets.

Weather conditions improved in the back half of the year as our third quarter 2015 sales benefited from a return to more normalized weather. The warmer than average temperatures and drier than normal conditions experienced throughout much of the United States later in the third quarter contributed to our sales growth. A mild September in the Northeast, which continued well into the fourth quarter, also extended the season in these markets. As reflected in our fourth quarter sales growth, most areas east of the Mississippi River experienced the warmest temperatures on record through November and December.

Weather Impacts on Fiscal Year 2014 to Fiscal Year 2013 Comparisons

After the late start to the 2013 pool season, we anticipated a comparative benefit from more favorable weather conditions in 2014. However, our seasonal markets experienced cooler than normal temperatures yet another year. The Northeast, parts of the Midwest and eastern Canada experienced near record cold temperatures and substantial snowfall during the first quarter of 2014. Cold and wet weather persisted through April and May of 2014, particularly in Canada and the northern United States, limiting second quarter sales growth in many of our seasonal markets. Through May, late season snow impacted the Rocky Mountain region, while parts of the Midwest felt the impact of much-delayed thawing from snowfall in the winter and early spring. Similar conditions continued through the third quarter as parts of the Northeast and substantially all of the Southeast and central portions of the United States experienced cooler than normal temperatures.

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

As discussed further under the subheading Future Sources and Uses of Cash on page 38, we are required to comply with certain financial covenants under our debt agreements, including the maintenance of a maximum average total leverage ratio. Although more conservative than the maximum, we strive to maintain an average total leverage ratio of 1.50 to 2.00. Within the constraints of these metrics, we determine the timing and extent to which we will repurchase our common stock under Board authorized repurchase programs and/or repay our debt.

Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.0% of net sales in 2015, 0.8% of net sales in 2014 and 0.9% of net sales in 2013. Going forward, we project capital expenditures will be 1.0% to 1.5% of net sales as we expand facilities and purchase delivery vehicles to address growth opportunities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Operating activities	$146,050	$121,815	$105,088
Investing activities	(37,793)	(27,811)	(19,861)
Financing activities	(107,804)	(81,983)	(89,485)

Cash provided by operations of $146.1 million in 2015 exceeded net income by $17.8 million.  Compared to 2014, cash provided by operations increased primarily due to higher net income and improvements in the seasonal purchasing and payment cycle. In 2014, cash provided by operations exceeded net income by $10.8 million and improved compared to 2013 due to our net income growth and working capital management.

Cash used in investing activities for 2015 includes $4.3 million in net payments to fund a revolving note under a credit agreement, which we entered into as a lender in 2015. For additional information regarding the revolving note, see Note 1 of our “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K. An additional $11.8 million of net capital expenditures in 2015 compared to 2014 funded our continued investment in new vehicles, equipment and technology and was offset by a $6.2 million decline in payments for acquisitions. Our 2014 cash used in investing activities reflects $10.6 million in net payments to fund four acquisitions, including our acquisition of Pool Systems Pty. Ltd. Our 2013 cash used in investing activities mainly reflects ongoing capital expenditures as we acted on limited acquisition opportunities that year.

Cash used in financing activities increased in 2015, reflecting lower net borrowings on our debt arrangements due to the increase in cash provided by operating activities and the decrease in share repurchases. We had $8.9 million of net proceeds from our debt arrangements in 2015 compared to $73.4 million in 2014, while we repurchased $92.4 million of shares in the open market in 2015, down $40.0 million compared to 2014. Cash used in financing activities declined in 2014 mostly due to increases in our net borrowings, partially offset by greater repurchases of our shares in the open market and lower proceeds from the issuance of common stock. We had $73.4 million of net proceeds from our debt arrangements in 2014 compared to $15.5 million in 2013. In 2014, we repurchased $132.3 million of shares in the open market, up $38.0 million compared to 2013.

Future Sources and Uses of Cash

As amended on November 20, 2014, our Credit Facility provides for $465.0 million in borrowing capacity under a five-year revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.  On November 20, 2015, we extended the maturity date of the agreement to November 20, 2020. We intend to use the Credit Facility for general corporate purposes and to fund future growth initiatives.

At December 31, 2015, there was $273.0 million outstanding and $188.0 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swaps is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.

In May 2014, we entered into forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility. In an effort to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility, we amended the terms of the swaps in the fourth quarter of 2015. As amended, these new swap contracts will convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on notional amounts totaling $75.0 million. Each of these forward-starting interest rate swap contracts becomes effective on October 19, 2016 and terminates on November 20, 2019.
The weighted average effective interest rate for the Credit Facility as of December 31, 2015 was approximately 2.0%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2015, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2015, our average total leverage ratio equaled 1.61 (compared to 1.66 as of December 31, 2014) and the TTM average total debt amount used in this calculation was $390.1 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2015, our fixed charge ratio equaled 5.18 (compared to 4.63 as of December 31, 2014) and TTM Rental Expense was $49.5 million.

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

As amended on October 15, 2015, our two-year Receivables Facility offers us a lower cost form of financing, with a peak funding capacity of up to $200.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $55.0 million to $135.0 million throughout the remaining months of the year.
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
At December 31, 2015, there was $55.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.2%, excluding commitment fees.

As of December 31, 2015, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2016.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

On February 25, 2016, when $14.3 million remained under the May 2015 share repurchase authorization, our Board authorized an additional $150.0 million under our existing share repurchase program. This increased our total authorized amount to $164.3 million. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Contractual Obligations

At December 31, 2015, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$329,715	$1,700	$55,000	$273,015	$—
Operating leases	169,662	41,045	67,968	40,314	20,335
	$499,377	$42,745	$122,968	$313,329	$20,335

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments (in thousands) related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2015 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2015 for the remaining outstanding balances not covered by our swaps.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Note 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for more information related to our unrecognized tax benefits.

		Estimated Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$27,913	$6,193	$11,567	$10,153	$—

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

In 2015, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portions of our outstanding balances under the Credit Facility and the Receivables Facility that were not covered by our interest rate swap contracts were both subject to variable interest rates. To calculate the potential impact in 2015 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $4.2 million and earnings per share would have decreased by approximately $0.06 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2015). The maximum amount available under the Credit Facility is $465.0 million excluding the $75.0 million accordion feature and the maximum amount available under the Receivables Facility is $200.0 million excluding the $40.0 million seasonal increase in capacity available from March to July.

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

Currency Risk

We have subsidiaries in Canada, the United Kingdom, Belgium, France, Germany, Italy, Portugal, Spain, Mexico, Colombia and Australia. Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. Over the past 18 months the U.S. dollar strengthened significantly relative to other foreign currencies. In 2015 these foreign exchange rate declines negatively impacted our consolidated sales by almost 2% and positively impacted our consolidated operating expenses by approximately 2%. While our international operations accounted for only 8% of total net sales in 2015, our exposure to currency rate fluctuations could be material in 2016 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Colombia	Colombian Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 26, 2016 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 26, 2016

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2015	2014	2013
Net sales	$2,363,139	$2,246,562	$2,079,700
Cost of sales	1,687,495	1,603,222	1,488,423
Gross profit	675,644	643,340	591,277
Selling and administrative expenses	459,422	454,470	425,791
Operating income	216,222	188,870	165,486
Interest and other non-operating expenses, net	8,072	7,485	6,748
Income before income taxes and equity earnings	208,150	181,385	158,738
Provision for income taxes	80,137	70,559	61,590
Equity earnings in unconsolidated investments, net	211	204	182
Net income	128,224	111,030	97,330
Net (income) loss attributable to noncontrolling interest	51	(338)	—
Net income attributable to Pool Corporation	$128,275	$110,692	$97,330

Earnings per share:
Basic	$2.98	$2.50	$2.10
Diluted	$2.90	$2.44	$2.05
Weighted average shares outstanding:
Basic	43,105	44,281	46,282
Diluted	44,254	45,441	47,530

Cash dividends declared per common share	$1.00	$0.85	$0.73

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Net income	$128,224	$111,030	$97,330
Other comprehensive income (loss):
Foreign currency translation adjustments	(9,046)	(6,271)	2,013
Change in unrealized gains and losses on interest rate swaps, net of the change in taxes of $653, $194 and $(660)	(1,021)	(303)	1,033
Total other comprehensive income (loss)	(10,067)	(6,574)	3,046
Comprehensive income	118,157	104,456	100,376
Comprehensive loss attributable to noncontrolling interest	448	18	—
Comprehensive income attributable to Pool Corporation	$118,605	$104,474	$100,376

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2015	2014
Assets
Current assets:
Cash and cash equivalents	$13,237	$14,830
Receivables, net	54,173	51,014
Receivables pledged under receivables facility	102,583	89,631
Product inventories, net	474,275	466,962
Prepaid expenses and other current assets	11,946	11,659
Deferred income taxes	5,530	3,117
Total current assets	661,744	637,213

Property and equipment, net	69,854	56,475
Goodwill	172,761	173,924
Other intangible assets, net	11,845	11,995
Equity interest investments	1,231	1,244
Other assets, net	18,596	12,086
Total assets	$936,031	$892,937

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$246,554	$236,294
Accrued expenses and other current liabilities	56,591	54,085
Current portion of long-term debt and other long-term liabilities	1,700	1,529
Total current liabilities	304,845	291,908

Deferred income taxes	29,808	23,504
Long-term debt	328,015	319,309
Other long-term liabilities	14,955	10,751
Total liabilities	677,623	645,472

Redeemable noncontrolling interest	2,665	3,113

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 42,711,016 shares issued and outstanding at December 31, 2015 and 43,511,093 shares issued and outstanding at December 31, 2014	43	44
Additional paid-in capital	374,138	338,620
Retained deficit	(104,709)	(90,650)
Accumulated other comprehensive loss	(13,729)	(3,662)
Total stockholders’ equity	255,743	244,352
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$936,031	$892,937

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2015	2014	2013
Operating activities
Net income	$128,224	$111,030	$97,330
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	16,373	14,495	13,359
Amortization	1,015	1,387	1,237
Share-based compensation	9,543	9,065	8,150
Excess tax benefits from share-based compensation	(7,706)	(5,524)	(4,611)
Provision for doubtful accounts receivable, net of write-offs	197	(539)	(930)
Provision for inventory obsolescence, net of write-offs	576	(687)	(416)
Provision for deferred income taxes	4,198	6,986	4,679
Losses on sales of property and equipment	230	179	97
Equity earnings in unconsolidated investments, net	(211)	(204)	(182)
Losses on foreign currency transactions	774	277	220
Other	(369)	206	108
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(16,656)	(12,751)	(10,085)
Product inventories	(10,848)	(30,409)	(27,291)
Prepaid expenses and other assets	(434)	(2,265)	504
Accounts payable	9,956	20,090	14,007
Accrued expenses and other current liabilities	11,188	10,479	8,912
Net cash provided by operating activities	146,050	121,815	105,088

Investing activities
Acquisition of businesses, net of cash acquired	(4,483)	(10,648)	(1,244)
Purchases of property and equipment, net of sale proceeds	(29,095)	(17,328)	(18,742)
Payments to fund credit agreement	(8,860)	—	—
Collections from credit agreement	4,557	—	—
Other investments, net	88	165	125
Net cash used in investing activities	(37,793)	(27,811)	(19,861)

Financing activities
Proceeds from revolving line of credit	911,712	820,720	678,936
Payments on revolving line of credit	(890,406)	(763,429)	(715,400)
Proceeds from asset-backed financing	143,400	121,600	70,000
Payments on asset-backed financing	(156,000)	(106,000)	(18,000)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	8,119	3,607	—
Payments on short-term borrowings, long-term debt and other long-term liabilities	(7,948)	(3,075)	(10)
Payments of deferred financing costs	(320)	(394)	(1,044)
Excess tax benefits from share-based compensation	7,706	5,524	4,611
Proceeds from stock issued under share-based compensation plans	18,269	13,530	21,409
Payments of cash dividends	(43,117)	(37,600)	(33,808)
Purchases of treasury stock	(99,219)	(136,466)	(96,179)
Net cash used in financing activities	(107,804)	(81,983)	(89,485)
Effect of exchange rate changes on cash and cash equivalents	(2,046)	(5,197)	(199)
Change in cash and cash equivalents	(1,593)	6,824	(4,457)
Cash and cash equivalents at beginning of year	14,830	8,006	12,463
Cash and cash equivalents at end of year	$13,237	$14,830	$8,006
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained (Deficit)	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2012	46,304	$46	$276,334	$5,377	$(134)	$281,623
Net income attributable to Pool Corporation	—	—	—	97,330	—	97,330
Foreign currency translation	—	—	—	—	2,013	2,013
Interest rate swaps, net of the change in taxes of $(660)	—	—	—	—	1,033	1,033
Repurchases of common stock, net of retirements	(1,810)	(2)	—	(96,177)	—	(96,179)
Share-based compensation	—	—	8,150	—	—	8,150
Issuance of shares under incentive stock plans, including tax benefit of $4,611	885	1	26,019	—	—	26,020
Declaration of cash dividends	—	—	—	(33,808)	—	(33,808)
Balance at December 31, 2013	45,379	45	310,503	(27,278)	2,912	286,182
Net income attributable to Pool Corporation	—	—	—	110,692	—	110,692
Foreign currency translation	—	—	—	—	(6,271)	(6,271)
Interest rate swaps, net of the change in taxes of $194	—	—	—	—	(303)	(303)
Repurchases of common stock, net of retirements	(2,421)	(2)	—	(136,464)	—	(136,466)
Share-based compensation	—	—	9,065	—	—	9,065
Issuance of shares under incentive stock plans, including tax benefit of $5,524	553	1	19,052	—	—	19,053
Declaration of cash dividends	—	—	—	(37,600)	—	(37,600)
Balance at December 31, 2014	43,511	44	338,620	(90,650)	(3,662)	244,352
Net income attributable to Pool Corporation	—	—	—	128,275	—	128,275
Foreign currency translation	—	—	—	—	(9,046)	(9,046)
Interest rate swaps, net of the change in taxes of $653	—	—	—	—	(1,021)	(1,021)
Repurchases of common stock, net of retirements	(1,448)	(2)	—	(99,217)	—	(99,219)
Share-based compensation	—	—	9,543	—	—	9,543
Issuance of shares under incentive stock plans, including tax benefit of $7,706	648	1	25,975	—	—	25,976
Declaration of cash dividends	—	—	—	(43,117)	—	(43,117)
Balance at December 31, 2015	42,711	$43	$374,138	$(104,709)	$(13,729)	$255,743

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2015, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our), operated 336 sales centers in North America, Europe, South America and Australia from which we sell swimming pool equipment, parts and supplies, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

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

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $6.2 million is owed as of December 31, 2015. Amounts funded under the credit agreement are recorded within Other assets, net on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

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

Segment Reporting

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment. These similarities include (i) the nature of our products and services, (ii) the types of customers we sell to and (iii) the distribution methods we use. Our chief operating decision maker (CODM) evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income growth and accounts receivable and inventory management criteria. Each sales center manager and eligible field employee earns performance-based incentive compensation based on these measures developed at the sales center level.

A bottom-up approach is used to develop the operating budget for each individual sales center. The CODM approves the budget and routinely monitors budget to actual results for each sales center. Additionally, our CODM makes decisions about how to allocate resources primarily on a sales center-by-sales center basis. No single sales center meets any of the quantitative thresholds (10% of revenues, profit or assets) for separately reporting information about an operating segment. We do not track sales by product lines and product categories on a consolidated basis. We lack readily available financial information due to the number of our product lines and product categories and the fact that we make ongoing changes as to how products are classified within these groups, thus making it impracticable to report our sales by product category.

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

Vendor Incentives

Many of our arrangements with our vendors provide for us to receive incentives of specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for vendor incentives as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until we sell the products, at which time such incentives are recognized as a reduction of Cost of sales on our Consolidated Statements of Income.

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

2015	2014	2013
$36,783	$38,674	$35,010

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2015	2014	2013
$7,127	$6,894	$5,917

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.8 million in 2015, $0.3 million in 2014 and $0.2 million in 2013.

Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts and contingent consideration related to recent acquisitions. The three levels of the fair value hierarchy under the accounting guidance are described below:

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2015	2014
Level 2
Unrealized losses on interest rate swaps	$(3,295)	$(2,207)

Level 3
Contingent consideration	$(806)	$(165)

We include unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. For determining the fair value of our interest rate swap and forward-starting interest rate swap contracts, we use significant other observable market data or assumptions (Level 2 inputs as defined in the accounting guidance) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

As of December 31, 2015, our Consolidated Balance Sheets reflect $0.2 million in Accrued expenses and other current liabilities and $0.6 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisition of The Melton Corporation. In determining the estimate for contingent consideration, which is based on a percentage of gross profit for certain products, we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). We have made no adjustments to our estimates since the acquisition date. Any adjustments to the fair value of contingent consideration would be recognized in earnings in the period in which we determined that the fair value changed. Based on our gross profit projections for The Melton Corporation as of December 31, 2015, we determined that the contingent consideration liability was in a range of acceptable estimates as of December 31, 2015.

As of December 31, 2014, our Consolidated Balance Sheets reflected $0.2 million in Accrued expenses and other current liabilities for our estimate of a potential future payout for the PSL acquisition. Based on PSL’s earnings for its fiscal 2015, we determined that a payout would no longer be required. We recognized this adjustment to the fair value of contingent consideration in earnings during the second quarter of 2015.

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments (Level 1 inputs). The carrying value of the note receivable with our variable interest entity approximates fair value. Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to collectibility (Level 3 inputs). The carrying value of long-term debt approximates fair value.  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Derivatives and Hedging Activities

We have designated our interest rate swap and forward-starting interest rate swap contracts as cash flow hedges, and we assess hedge effectiveness on a quarterly basis. To the extent that these hedges are effective, we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. Any hedge ineffectiveness is recorded as a component of Interest and other non-operating expenses, net on our Consolidated Statements of Income.
Our interest rate swap and forward-starting interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts. As of December 31, 2015 and December 31, 2014, each of our interest rate swap and forward-starting interest rate swap contracts was in a liability position.

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in 2015, 2014 or 2013.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2015	2014	2013
Balance at beginning of year	$4,008	$4,547	$5,477
Bad debt expense	1,110	1,167	838
Write-offs, net of recoveries	(913)	(1,706)	(1,768)
Balance at end of year	$4,205	$4,008	$4,547

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

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2015	2014	2013
Balance at beginning of year	$6,403	$7,103	$7,520
Provision for inventory write-downs	3,043	1,535	1,538
Deduction for inventory write-offs	(2,467)	(2,235)	(1,955)
Balance at end of year	$6,979	$6,403	$7,103

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2015	2014	2013
$16,373	$14,495	$13,359

Acquisitions

We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period (which cannot exceed one year from the acquisition date). We remeasure any contingent liabilities at fair value in each subsequent reporting period. We expense all acquisition-related costs as incurred, including any restructuring costs associated with a business combination.

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

We estimate fair value based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). If the estimated fair value of any of our reporting units falls below its carrying value, we compare the estimated fair value of the reporting unit’s goodwill to its carrying value. If the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, we recognize the difference as an impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third party financial institutions. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long‑term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets. For additional discussion of the Receivables Facility, see Note 5.

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment in the year ended December 31, 2015.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

December 31, 2015
Redeemable noncontrolling interest, beginning of period	$3,113
Net loss attributable to noncontrolling interest	(51)
Other comprehensive loss attributable to noncontrolling interest	(397)
Redeemable noncontrolling interest, end of period	$2,665

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2015	2014
Foreign currency translation adjustments	$(11,362)	$(2,316)
Unrealized losses on interest rate swaps, net of tax	(2,367)	(1,346)
Accumulated other comprehensive loss	$(13,729)	$(3,662)

Retained (Deficit) Earnings

We account for the retirement of treasury share repurchases as a reduction of Retained (deficit) earnings on our Consolidated Balance Sheets.  As of December 31, 2015, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $914.9 million and cumulative dividends declared of $318.0 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2015	2014	2013
Cash paid during the year for:
Interest	$6,316	$6,481	$5,963
Income taxes, net of refunds	65,668	58,405	47,138

Note 2 - Acquisitions

2015 Acquisitions

In November 2015, we acquired the distribution assets of The Melton Corporation, a masonry materials and supplies distributor with one sales center location in California and one sales center location in Arizona.

In October 2015, we acquired the distribution assets of Seaboard Industries, Inc., a swimming pool supply wholesale distributor with one sales center location in Connecticut and two sales center locations in New Jersey.

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

In 2015, we completed the acquisition accounting for each of our 2014 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2013	$181,240
Acquired goodwill	3,907
Foreign currency translation adjustments	(1,957)
Goodwill (gross) at December 31, 2014	183,190

Accumulated impairment losses at December 31, 2013	(9,266)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2014	(9,266)

Goodwill (net) at December 31, 2014	$173,924

Goodwill (gross) at December 31, 2014	$183,190
Acquired goodwill	1,149
Foreign currency translation adjustments	(2,312)
Goodwill (gross) at December 31, 2015	182,027

Accumulated impairment losses at December 31, 2014	(9,266)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2015	(9,266)

Goodwill (net) at December 31, 2015	$172,761

In October 2015 and October 2014, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. As of October 1, 2015, we had 216 reporting units with allocated goodwill balances.  The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2015	2014
Horizon tradename (indefinite life)	$8,400	$8,400
Pool Systems tradename and trademarks (indefinite lives)	1,040	1,162
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	1,953	2,599
Patents (16 year weighted average useful life)	492	549
Other intangible assets	13,385	14,210
Less: Accumulated amortization	(1,540)	(2,215)
Other intangible assets, net	$11,845	$11,995

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

Other intangible amortization expense was $0.4 million in 2015, $0.8 million in 2014 and $0.8 million in 2013.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2016	$434
2017	407
2018	405
2019	268
2020	222

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2015	2014
Receivables, net:
Trade accounts	$17,835	$17,558
Vendor incentives	38,444	35,894
Other, net	2,099	1,570
Total receivables	58,378	55,022
Less: Allowance for doubtful accounts	(4,205)	(4,008)
Receivables, net	$54,173	$51,014

Prepaid expenses and other current assets:
Prepaid expenses	$11,919	$11,535
Other current assets	27	124
Prepaid expenses and other current assets	$11,946	$11,659

Property and equipment, net:
Land	$1,925	$1,775
Buildings	2,465	1,868
Leasehold improvements	33,518	30,361
Autos and trucks	35,832	25,829
Machinery and equipment	39,518	36,001
Computer equipment	39,271	36,417
Furniture and fixtures	9,164	9,266
Fixed assets in progress	6,173	4,090
Total property and equipment	167,866	145,607
Less: Accumulated depreciation	(98,012)	(89,132)
Property and equipment, net	$69,854	$56,475

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$6,433	$6,659
Incentive compensation	29,090	27,296
Taxes payable	8,889	7,425
Other	12,179	12,705
Accrued expenses and other current liabilities	$56,591	$54,085

Note 5 - Debt

The table below presents the components of our debt as of December 31, 2015 and December 31, 2014 (in thousands):

	December 31,
	2015	2014
Variable rate debt
Current portion:
Australian Seasonal Credit Facility (described below)	$1,700	$1,529

Long-term portion:
Revolving Credit Facility (described below)	273,015	251,709
Receivables Securitization Facility (described below)	55,000	67,600
Total debt	$329,715	$320,838

Revolving Credit Facility

On November 20, 2014, we, along with our wholly owned subsidiaries, SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower, executed an amendment to our unsecured syndicated senior credit facility (the Credit Facility). The Credit Facility borrowing capacity remains $465.0 million under a five-year revolving credit facility. On November 20, 2015, we extended the maturity date of the agreement to November 20, 2020.

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

At December 31, 2015, there was $273.0 million outstanding and $188.0 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2015 was approximately 2.0%, excluding commitment fees.

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

Receivables Securitization Facility

On October 15, 2015, we and certain of our subsidiaries entered into an amendment of our two-year accounts receivable securitization facility (the Receivables Facility). As amended, the Receivables Facility has a peak seasonal funding capacity of up to $200.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $55.0 million to $135.0 million throughout the remaining months of the year. The amendment also extended the facility termination date to October 16, 2017.

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

At December 31, 2015, there was $55.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.2%, excluding commitment fees.

Depending on the funding source used by the financial institutions to purchase the receivables, amounts outstanding under the Receivables Facility bear interest at one of the following and, in each case, plus an applicable margin of 0.75%:

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

Australian Seasonal Credit Facility

PSL utilizes the Australian Seasonal Credit Facility to supplement working capital needs during its peak season, which runs from July to March.  The arrangement provides a borrowing capacity of AU$3.0 million, and any amounts outstanding must be repaid by April 1.

Cash Pooling Arrangement

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. We also pay a commitment fee on the borrowing capacity of €5.0 million. This fee is paid annually in advance. As of December 31, 2015, there were no amounts outstanding under the overdraft facility.

Interest Rate Swaps

As of December 31, 2015, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on the Credit Facility.  These swaps convert the variable interest rates to fixed interest rates on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  For these interest rate swaps, we have not recognized any gains or losses on our interest rate swaps through income and there has been no effect on income from hedge ineffectiveness since inception. The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	25.0	1.185%
Interest rate swap 3	December 21, 2011	50.0	1.100%
Interest rate swap 4	January 17, 2012	25.0	1.050%
Interest rate swap 5	January 19, 2012	25.0	0.990%

In May 2014, we entered into forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility.  The purpose of these swap contracts was to convert the variable interest rate to fixed interest rates on future borrowings under the Credit Facility following the October 19, 2016 termination date of the swap contracts described above.  On October 1, 2015, we amended the terms of our forward-starting swap contracts to align the fixed interest rates per these swaps more closely with current market rates and to extend the hedged period for future interest payments on our Credit Facility. Concurrently, we de-designated the original hedge arrangements and designated the amended forward-starting interest rate swap contracts, as cash flow hedges, which become effective on October 19, 2016 and terminate on November 20, 2019.  For our forward-starting interest rate swaps, we recognized a $0.6 million benefit as a result of ineffectiveness in the fourth quarter of 2015. This amount is recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.
The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	October 1, 2015	$75.0	2.273%
Forward-starting interest rate swap 2	October 1, 2015	25.0	2.111%
Forward-starting interest rate swap 3	October 1, 2015	50.0	2.111%

To account for the de-designation of the original forward-starting swaps, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive income (loss). These unrealized losses, which total $3.7 million, will be amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018.

The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $1.4 million in 2015, $1.4 million in 2014 and $1.4 million in 2013.
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

As of December 31, 2015, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs in Other assets, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangement. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	2015	2014
Deferred financing costs:
Balance at beginning of year	$4,493	$4,099
Financing costs deferred	320	394
Write-off fully amortized deferred financing costs	—	—
Balance at end of year	4,813	4,493

Accumulated amortization of deferred financing costs:
Balance at beginning of year	(2,527)	(1,985)
Amortization of deferred financing costs	(617)	(542)
Write-off fully amortized deferred financing costs	—	—
Balance at end of year	(3,144)	(2,527)
Deferred financing costs, net of accumulated amortization	$1,669	$1,966

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Plan and the Director Plan, both of which are discussed below.  In May 2009, our stockholders approved the Amended and Restated 2007 Long-Term Incentive Plan (the Amended 2007 LTIP).  The amendment increased the number of shares that may be issued from 1,515,000 shares under the 2007 LTIP to 5,415,000 shares under the Amended 2007 LTIP.  As of December 31, 2015, we had 1,140,981 shares available for future issuance including 357,029 shares that may be issued as restricted stock.

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

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2015:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2014	3,112,098	$29.35
Granted	176,375	69.85
Less: Exercised	543,028	31.56
Forfeited	3,700	35.82
Balance at December 31, 2015	2,741,745	$31.50	4.58	$135,100,939

Exercisable at December 31, 2015	1,820,919	$23.86	3.29	$103,643,264

The following table presents information about stock options outstanding and exercisable at December 31, 2015:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 18.00 to $ 20.34	1,223,199	3.17	$19.66	1,223,199	$19.66
$ 20.35 to $ 38.79	937,996	4.26	31.37	596,970	32.43
$ 38.80 to $ 69.85	580,550	8.06	56.67	750	57.91
	2,741,745	4.58	$31.50	1,820,919	$23.86

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2015	2014	2013
Options exercised	543,028	441,833	780,485
Cash proceeds	$17,137	$12,451	$20,323
Intrinsic value of options exercised	$22,676	$13,132	$19,273
Tax benefits realized	$8,326	$5,018	$7,364

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2015		2014		2013
Expected volatility	33.8%		37.7%		38.7%
Expected term	7.2	years	7.2	years	7.5	years
Risk-free interest rate	1.95%		2.26%		1.51%
Expected dividend yield	1.5%		1.5%		1.5%
Grant date fair value	$22.57		$21.07		$16.42

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

The following table presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2015	2014	2013
Share-based compensation expense	$3,688	$3,632	$3,746
Recognized tax benefits	1,331	1,388	1,431

At December 31, 2015, the unamortized compensation expense related to stock option awards totaled $3.7 million.  We anticipate that this expense will be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

The table below presents restricted stock awards activity under our share-based plans for the year ended December 31, 2015:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2014	365,859	$37.47
Granted (at market price)	89,580	69.10
Less: Vested	147,619	27.89
Forfeited	6,060	55.56
Balance unvested at December 31, 2015	301,760	$51.18

At December 31, 2015, the unamortized compensation expense related to the restricted stock awards totaled $3.4 million.  We anticipate that this expense will be recognized over a weighted average period of 1.6 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2015	2014	2013
Shares vested	147,619	212,794	102,536
Fair value of restricted stock awards vested	$10,182	$12,354	$4,544

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2015	2014	2013
Share-based compensation expense	$5,513	$5,203	$4,103

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each year presented below, our employees purchased the following aggregate number of shares:

2015	2014	2013
22,555	22,508	26,644

The grant date fair value for the most recent ESPP purchase period ended December 31, 2015 was $16.29 per share.  Share-based compensation expense related to our ESPP was $0.3 million in 2015, $0.2 million in 2014 and $0.3 million in 2013.

Note 7 - Income Taxes

Income (loss) before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2015	2014	2013
United States	$203,269	$178,497	$158,851
Foreign	4,881	2,888	(113)
Total	$208,150	$181,385	$158,738

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2015	2014	2013
Current:
Federal	$65,676	$54,447	$49,425
State and other	10,263	9,126	7,486
Total current provision for income taxes	75,939	63,573	56,911

Deferred:
Federal	4,568	6,942	4,905
State and other	(370)	44	(226)
Total deferred provision for income taxes	4,198	6,986	4,679
Provision for income taxes	$80,137	$70,559	$61,590

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2015	2014	2013
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	0.20	0.43	0.57
Other, primarily state income tax rate	3.30	3.47	3.23
Total effective tax rate	38.50%	38.90%	38.80%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Product inventories	$7,101	$6,583
Accrued expenses	3,303	3,168
Allowance for doubtful accounts	606	172
Total current	11,010	9,923
Less: Valuation allowance	—	(1,596)
Component reclassified for net presentation	(5,480)	(5,210)
Total current, net	5,530	3,117

Leases	1,786	1,763
Share-based compensation	13,422	14,483
Uncertain tax positions	2,092	1,641
Net operating losses	5,485	5,494
Interest rate swaps	1,513	861
Equity losses in unconsolidated investments	—	5,653
Other	1,159	1,009
Total non-current	25,457	30,904
Less: Valuation allowance	(5,485)	(9,551)
Component reclassified for net presentation	(18,755)	(20,462)
Total non-current, net	1,217	891

Total deferred tax assets	6,747	4,008

Deferred tax liabilities:
Trade discounts on purchases	3,001	2,836
Prepaid expenses	2,479	2,374
Total current	5,480	5,210
Component reclassified for net presentation	(5,480)	(5,210)
Total current, net	—	—

Intangible assets, primarily goodwill	40,197	36,927
Depreciation	8,366	7,039
Total non-current	48,563	43,966
Component reclassified for net presentation	(18,755)	(20,462)
Total non-current, net	29,808	23,504

Total deferred tax liabilities	29,808	23,504

Net deferred tax liability	$(23,061)	$(19,496)

At December 31, 2015, certain of our international subsidiaries had tax loss carryforwards totaling approximately $21.4 million, which expire in various years after 2016.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $5.5 million as of December 31, 2015 and $5.5 million as of December 31, 2014.  We have recorded a corresponding valuation allowance of $5.5 million and $5.5 million in the respective years. At December 31, 2014, we had a $5.7 million valuation allowance for our deferred tax asset related to the $14.4 million capital loss carryforward resulting from the write‑off of our investment in Latham Acquisition Corporation (LAC). As of December 31, 2015, the capital loss carryforward has expired and we no longer have the deferred tax asset or the valuation allowance recorded.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $7.7 million in 2015 and $5.5 million in 2014.

As of December 31, 2015, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We hold, through our affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits.  Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts, and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested as of December 31, 2015 and are intended to be used to fund current cash flow needs in the countries where held.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2015	2014	2013
Balance at beginning of year	$4,690	$3,837	$3,504
Increases for tax positions taken during a prior period	410	—	—
Increases for tax positions taken during the current period	1,782	1,664	1,140
Decreases resulting from the expiration of the statute of limitations	904	811	807
Decreases relating to settlements	—	—	—
Balance at end of year	$5,978	$4,690	$3,837

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $3.9 million at December 31, 2015 and $3.0 million at December 31, 2014.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.1 million in 2015, minimal interest expense in 2014 and interest income of $0.2 million in 2013.  Accrued interest related to unrecognized tax benefits was approximately $0.5 million at December 31, 2015 and $0.4 million at December 31, 2014.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013
Net income	$128,224	$111,030	$97,330
Net (income) loss attributable to noncontrolling interest	51	(338)	—
Net income attributable to Pool Corporation	$128,275	$110,692	$97,330
Weighted average shares outstanding:
Basic	43,105	44,281	46,282
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,149	1,160	1,248
Diluted	44,254	45,441	47,530

Earnings per share:
Basic	$2.98	$2.50	$2.10
Diluted	$2.90	$2.44	$2.05

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	—	169	—

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

We lease facilities for our corporate office, sales centers and centralized shipping locations under operating leases that expire in various years through 2027. Most of our leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize the total minimum lease payments on a straight-line basis over the minimum lease term. The table below presents rent expenses associated with facility, vehicle and equipment operating leases for the past three years (in thousands):

2015	2014	2013
$60,129	$60,214	$58,188

The table below sets forth the approximate future minimum lease payments as of December 31, 2015 related to non-cancelable facility operating leases and the non-cancelable portion of certain equipment operating leases with initial terms of one year or more (in thousands):

2016	$41,045
2017	37,961
2018	30,007
2019	23,278
2020	17,036
Thereafter	20,335

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 54,800 square feet of office space.  In May 2005 we amended the lease agreement, which had a ten year term. In June 2013, we exercised an option to extend the term of a portion of the lease agreement through May 2020. In March 2015 we exercised a second option to extend the term of the lease agreement through May 2025.  As of December 31, 2015, we pay rent of $85,625 per month.

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

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2015	2014	2013
NCC	$1,016	$989	$950
Other	—	64	178
Total	$1,016	$1,053	$1,128

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

The table below sets forth our matching contributions for the past three years (in thousands):

	2015	2014	2013
Matching contributions - defined contribution plans	$5,583	$5,235	$4,861
Matching contributions - deferred compensation plan	218	233	36

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2015				2014
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$450,430	$851,855	$645,779	$415,075	$406,344	$848,240	$615,536	$376,442
Gross profit	124,801	248,260	184,288	118,295	114,100	246,976	176,244	106,020
Net income (loss)	8,433	77,809	39,403	2,579	4,188	73,863	34,958	(1,979)
Net income (loss) attributable to Pool Corporation	8,419	77,924	39,447	2,486	4,188	73,863	34,836	(2,195)
Earnings (loss) per share:
Basic	$0.19	$1.80	$0.92	$0.06	$0.09	$1.65	$0.80	$(0.05)
Diluted	$0.19	$1.75	$0.90	$0.06	$0.09	$1.61	$0.78	$(0.05)

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2015, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2015, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2015, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2015, and our report dated February 26, 2016 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 26, 2016

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2016 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2016 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2016 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2016 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2016 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	43
	Consolidated Statements of Income	44
	Consolidated Statements of Comprehensive Income	45
	Consolidated Balance Sheets	46
	Consolidated Statements of Cash Flows	47
	Consolidated Statements of Changes in Stockholders’ Equity	48
	Notes to Consolidated Financial Statements	49

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2016.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2016.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Senior Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ JAMES J. GAFFNEY
James J. Gaffney	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ GEORGE T. HAYMAKER
George T. Haymaker	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated Non-Employee Directors Equity Incentive Plan,		10-Q	000-26640	08/13/2001
10.2	*	as amended by Amendment No. 1.		10-Q	000-26640	07/25/2002
10.3	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		10-Q	000-26640	07/25/2002
10.4	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.5	*	Form of Stock Option Agreement under 2002 Long‑Term Incentive Plan.		10-K	000-26640	03/01/2005
10.6	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.7	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.8	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.9	*	Form of Stock Option Agreement for Participants Outside of the United States under the Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.10	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.12	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.13	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.14	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.15	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and Stephen C. Nelson.		10-K	000-26640	03/01/2005
10.16	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.17	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
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
				10-Q	000-26640	10/31/2011
10.27		as amended by Second Amendment entered into as of April 1, 2013.		10-Q	000-26640	07/31/2013
10.28		as amended by Third Amendment entered into as of June 14, 2013.		10-Q	000-26640	07/31/2013
10.29		as amended by Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement entered into as of September 20, 2013.		8-K	000-26640	09/24/2013
10.30		as amended by Fifth Amendment to Credit Agreement entered into as of July 25, 2014.		10-Q	000-26640	10/30/2014
10.31		as amended by Sixth Amendment to Credit Agreement entered into as of November 20, 2014.		8-K	000-26640	11/25/2014
10.32		Consent to Extension of the Amended and Restated Credit Agreement entered into as of November 20, 2015.		8-K	000-26640	11/20/2015
10.33	*	Pool Corporation Strategic Plan Incentive Program.		8-K	000-26640	05/02/2013
10.34
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.35
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent.
				8-K	000-26640	10/17/2013

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.36		as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.37		as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.38		as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.39		as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.40		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
10.41	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan	X
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2015, December 31, 2014 and December 31, 2013;

3.	Consolidated Balance Sheets at December 31, 2015 and December 31, 2014;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2015, December 31, 2014 and December 31, 2013;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2015, December 31, 2014 and December 31, 2013; and

6.	Notes to Consolidated Financial Statements.