Form 10-Q
period 2016-03-31
POOL CORP
filed 2016-04-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

As of April 25, 2016, there were 42,066,913 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2016

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2016	2015
Net sales	$515,250	$450,430
Cost of sales	372,227	325,629
Gross profit	143,023	124,801
Selling and administrative expenses	113,493	109,202
Operating income	29,530	15,599
Interest and other non-operating expenses, net	2,964	1,995
Income before income taxes and equity earnings	26,566	13,604
Provision for income taxes	10,228	5,292
Equity earnings in unconsolidated investments, net	25	121
Net income	16,363	8,433
Net (income) loss attributable to noncontrolling interest	8	(14)
Net income attributable to Pool Corporation	$16,371	$8,419

Earnings per share:
Basic	$0.39	$0.19
Diluted	$0.38	$0.19
Weighted average shares outstanding:
Basic	42,226	43,601
Diluted	43,317	44,756

Cash dividends declared per common share	$0.26	$0.22

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Net income	$16,363	$8,433
Other comprehensive income (loss):
Foreign currency translation adjustments	2,453	(4,708)
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $913 and $593	(1,428)	(928)
Total other comprehensive income (loss)	1,025	(5,636)
Comprehensive income	17,388	2,797
Comprehensive (income) loss attributable to noncontrolling interest	(104)	202
Comprehensive income attributable to Pool Corporation	$17,284	$2,999

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2016	2015	2015 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,965	$5,048	$13,237
Receivables, net	67,802	56,117	54,173
Receivables pledged under receivables facility	215,956	182,610	102,583
Product inventories, net	595,393	559,260	474,275
Prepaid expenses and other current assets	13,022	11,066	11,946
Deferred income taxes	5,536	3,091	5,530
Total current assets	907,674	817,192	661,744

Property and equipment, net	78,210	62,509	69,854
Goodwill	173,605	172,335	172,761
Other intangible assets, net	11,835	11,735	11,845
Equity interest investments	1,271	1,345	1,231
Other assets	20,646	17,488	16,926
Total assets	$1,193,241	$1,082,604	$934,361

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$438,705	$375,995	$246,554
Accrued expenses and other current liabilities	49,370	32,188	56,591
Short-term borrowings and current portion of long-term debt and other long-term liabilities	5,996	—	1,700
Total current liabilities	494,071	408,183	304,845

Deferred income taxes	29,267	23,918	29,808
Long-term debt, net	444,461	392,749	326,345
Other long-term liabilities	16,438	13,354	14,955
Total liabilities	984,237	838,204	675,953

Redeemable noncontrolling interest	2,769	2,911	2,665

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 42,059,318, 43,650,023 and 42,711,016 shares issued and outstanding at March 31, 2016, March 31, 2015 and December 31, 2015, respectively	42	44	43
Additional paid-in capital	384,132	350,758	374,138
Retained deficit	(165,123)	(100,231)	(104,709)
Accumulated other comprehensive loss	(12,816)	(9,082)	(13,729)
Total stockholders’ equity	206,235	241,489	255,743
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,193,241	$1,082,604	$934,361
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2016	2015
Operating activities
Net income	$16,363	$8,433
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	4,736	3,711
Amortization	339	278
Share-based compensation	2,280	2,171
Excess tax benefits from share-based compensation	(2,780)	(3,738)
Equity earnings in unconsolidated investments, net	(25)	(121)
Other	2,334	2,107
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(125,331)	(98,163)
Product inventories	(119,300)	(93,133)
Prepaid expenses and other assets	(2,477)	64
Accounts payable	189,915	138,792
Accrued expenses and other current liabilities	(5,807)	(18,054)
Net cash used in operating activities	(39,753)	(57,653)

Investing activities
Acquisition of businesses, net of cash acquired	(100)	(319)
Purchase of property and equipment, net of sale proceeds	(13,405)	(8,797)
Payments to fund credit agreement	(2,315)	(5,350)
Other investments, net	11	(57)
Net cash used in investing activities	(15,809)	(14,523)

Financing activities
Proceeds from revolving line of credit	286,845	217,207
Payments on revolving line of credit	(233,952)	(188,457)
Proceeds from asset-backed financing	65,000	62,500
Payments on asset-backed financing	—	(16,000)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	5,995	680
Payments on short-term borrowings, long-term debt and other long-term liabilities	(1,700)	(2,209)
Excess tax benefits from share-based compensation	2,780	3,738
Proceeds from stock issued under share-based compensation plans	4,934	6,229
Payments of cash dividends	(10,927)	(9,607)
Purchases of treasury stock	(65,860)	(8,393)
Net cash provided by financing activities	53,115	65,688
Effect of exchange rate changes on cash and cash equivalents	(825)	(3,294)
Change in cash and cash equivalents	(3,272)	(9,782)
Cash and cash equivalents at beginning of period	13,237	14,830
Cash and cash equivalents at end of period	$9,965	$5,048

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

We own a 60% interest in Pool Systems Pty. Ltd. (PSL), an Australian company. This constitutes a controlling interest in the acquired company, which requires us to consolidate PSL’s financial position and results of operations from the date of acquisition.

The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. All significant intercompany accounts and intercompany transactions have been eliminated.

A description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three month periods ended March 31, 2016 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2016.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $8.5 million is owed as of March 31, 2016. Amounts outstanding under the credit agreement are recorded within Other assets on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of March 31, 2016, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $980.7 million and cumulative dividends of $328.9 million.

New Accounting Pronouncements

Upon adoption of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 8365-30) - Simplifying the Presentation of Debt Issuance Costs, we now include financing costs, net of accumulated amortization as a component of long-term debt. For comparability across all periods presented on our Consolidated Balance Sheets, we reclassified certain amounts from Other assets, net in 2015 to Long-term debt, net to conform to our 2016 presentation.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2016	2015
Net income	$16,363	$8,433
Net (income) loss attributable to noncontrolling interest	8	(14)
Net income attributable to Pool Corporation	$16,371	$8,419

Weighted average shares outstanding:
Basic	42,226	43,601
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,091	1,155
Diluted	43,317	44,756

Earnings per share:
Basic	$0.39	$0.19
Diluted	$0.38	$0.19

Anti-dilutive stock options excluded from diluted earnings per share computations	153	176

Note 3 – Acquisitions

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
The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2016	2015
Level 2
Unrealized losses on interest rate swaps	$6,222	$3,728

Level 3
Contingent consideration	$838	$165

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

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  We have designated these swaps as cash flow hedges and we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive loss on our Consolidated Balance Sheets.  To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of our swaps in earnings.

We currently have five interest rate swap contracts in effect to reduce our exposure to fluctuations in interest rates on our unsecured syndicated senior credit facility (the Credit Facility).  These swaps convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	$25.0	1.185%
Interest rate swap 3	December 21, 2011	$50.0	1.100%
Interest rate swap 4	January 17, 2012	$25.0	1.050%
Interest rate swap 5	January 19, 2012	$25.0	0.990%

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the first three months of 2016 nor 2015.

In May 2014, we entered into forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility.  The purpose of these swap contracts was to convert the variable interest rate to fixed interest rates on future borrowings under the Credit Facility following the October 19, 2016 termination date of the swap contracts described above.  On October 1, 2015, we amended the terms of our forward-starting swap contracts to align the fixed interest rates per these swaps more closely with current market rates and to extend the hedged period for future interest payments on our Credit Facility. Concurrently, we de-designated the original hedge arrangements and designated the amended forward-starting interest rate swap contracts as cash flow hedges, which become effective on October 19, 2016 and terminate on November 20, 2019.  In the first quarter of 2016, we determined that these forward-starting interest rate swaps are currently effective and recognized $0.6 million in expense, which reverses the benefit recorded in the fourth quarter of 2015 as a result of ineffectiveness for that period. This amount is recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income. The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	October 1, 2015	$75.0	2.273%
Forward-starting interest rate swap 2	October 1, 2015	$25.0	2.111%
Forward-starting interest rate swap 3	October 1, 2015	$50.0	2.111%

We are required to amortize the amounts related to the changes in the fair values of these swaps as of the de-designation date of the original forward-starting swap contracts. These unrealized losses, which are recorded in Accumulated other comprehensive loss and total $3.7 million, will be amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018.

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
Our interest rate swap and forward-starting interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts. As of March 31, 2016 and March 31, 2015, each of our interest rate swap and forward-starting interest rate swap contracts was in a liability position.

Contingent Consideration

As of March 31, 2016, our Consolidated Balance Sheets reflected $0.2 million in Accrued expenses and other current liabilities and $0.7 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisition of The Melton Corporation. In determining the estimate for contingent consideration, which is based on a percentage of gross profit for certain products, we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). No adjustments to our original estimates of future payouts have been required since the acquisition date. We have determined that the contingent consideration liability was in a range of acceptable estimates as of March 31, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determined that the fair value changed.

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

Note 5 – Debt

The table below presents the components of our debt as of March 31, 2016 and March 31, 2015 (in thousands):

	March 31,
	2016	2015
Variable rate debt
Short-term borrowings	$5,996	$—

Long-term portion:
Revolving Credit Facility	325,908	280,459
Receivables Securitization Facility	120,000	114,100
Financing costs, net	(1,447)	(1,810)
Long-term debt, net	444,461	392,749
Total debt	$450,457	$392,749

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. The facility has a seasonal maximum borrowing capacity of €10.0 million. We are required to pay a commitment fee, which is based on the borrowing capacity schedule. We pay this fee annually, in advance.

PSL utilizes the Australian Seasonal Credit Facility, which provides a borrowing capacity of AU$3.0 million, to supplement working capital needs during its peak season from July to March. There were no amounts outstanding under the arrangement as of March 31, 2016 or March 31, 2015.

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

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third party financial institutions. We classify the entire outstanding balance as Long-term debt, net on our Consolidated Balance Sheets as we intend to refinance the obligations on a long‑term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets.

Note 6 – Redeemable Noncontrolling Interest

As discussed in Note 1 - Summary of Significant Accounting Policies, in July 2014, we purchased a controlling interest in PSL. Included in the transaction documents is a put/call option deed that grants us an option to purchase the shares held by the noncontrolling interest, and grants the holder of the noncontrolling interest an option to require us to purchase its shares in one or two transactions. The put/call option deed in this transaction is considered an equity contract and therefore a financial instrument under the accounting guidance. In applying the guidance for this transaction, we have determined that the financial instrument is embedded in the noncontrolling interest. As a public company, we are required to classify the noncontrolling interest and the embedded financial instrument as redeemable noncontrolling interest in a separate section of our Consolidated Balance Sheets, between liabilities and equity.

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at March 31, 2016.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

March 31, 2016
Redeemable noncontrolling interest, beginning of period	$2,665
Net loss attributable to noncontrolling interest	(8)
Other comprehensive income attributable to noncontrolling interest	112
Redeemable noncontrolling interest, end of period	$2,769

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2015 Annual Report on Form 10-K.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2015 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

Warmer weather across most seasonal markets resulted in an earlier than normal start to the pool season. Accelerated customer early buy deliveries, an additional selling day compared to the same period last year, and continued exceptional execution by our team all contributed to our strong start in 2016.
Net sales for the first quarter of 2016 increased 14% to $515.3 million compared to $450.4 million in the first quarter of 2015, with base business sales up 13% for the period. Our sales growth is primarily attributable to continued strength in consumer discretionary spending and seasonably favorable weather. The increase also included a 3% impact from accelerated customer early buy purchases, an almost 2% impact from one additional selling day in the quarter, and market share gains.
Gross profit for the first quarter of 2016 increased 15% compared to the same period last year. Base business gross profit improved 14% over the first quarter of last year. Gross profit as a percentage of net sales (gross margin) increased 10 basis points to 27.8% compared to the first quarter of 2015.
Selling and administrative expenses (operating expenses) increased 4% compared to the first quarter of 2015, with base business operating expenses up 3% over the comparable 2015 period. These increases were due primarily to labor-related costs and marketing and volume-driven freight expenses.
Operating income for the quarter increased 89% compared to the same period in 2015. Operating income as a percentage of net sales (operating margin) was 5.7% for the first quarter of 2016 compared to 3.5% in the first quarter of 2015.
Net income attributable to Pool Corporation increased 94% compared to the first quarter of 2015. Earnings per share doubled to a record $0.38 per diluted share for the three months ended March 31, 2016 versus $0.19 per diluted share for the comparable period in 2015.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 19% from March 31, 2015, reflective of our sales growth in the first quarter of 2016 including an additional billing day in March. Our allowance for doubtful accounts balance was $4.3 million at March 31, 2016 compared to $4.1 million at March 31, 2015. In recent periods we have noted lower write-offs as a percentage of net sales and a smaller percentage of total receivables being greater than 60 days past due. The decline in the reserve balance as a percentage of the asset balance reflects these trends.

Net inventory levels grew 6% compared to levels at March 31, 2015.  The inventory reserve was $8.3 million at March 31, 2016 and $7.2 million at March 31, 2015. Our inventory turns, as calculated on a trailing twelve month basis, were 3.5 times at March 31, 2016 and 3.4 times at March 31, 2015.

Total debt outstanding at March 31, 2016 was $450.5 million, a $57.7 million, or 15% increase over total debt at March 31, 2015. This increase is primarily related to the funding of greater share repurchases in the first quarter of 2016 compared to the first quarter of 2015.

Current Trends and Outlook

For a detailed discussion of trends through 2015, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2015 Annual Report on Form 10-K.
Given our first quarter results and assuming normal weather patterns for our seasonally critical second and third quarters, as well as the remainder of the year, we now anticipate base business sales growth of 6% to 8% for the full year 2016. We believe approximately half of the sales growth experienced in the first quarter of 2016 reflects a shift of sales into the first quarter from future quarters, with the greatest impact from this shift expected in the second quarter of 2016. This includes the acceleration of customer early buy deliveries, the earlier swimming pool openings and the additional billing day in the first quarter. We estimate that favorable weather in the first quarter of 2016 was the next largest contributor to our sales growth rate, with organic growth and acquisitions rounding out the list.

Compared to 2015, we have neutral selling days for the full year for 2016, as well as for our second and third quarters, but we have one less selling day in the fourth quarter. We still expect the full year 2016 gross margin to be in line with the 2015 gross margin. For the year, we expect operating expenses to grow at approximately half the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations.

We expect our effective tax rate will be consistent with last year. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. As a result of these factors, our total income tax provision may also fluctuate on a quarterly basis.

Based on 2016 results to date and our expectations for the balance of the year, we have raised our annual earnings guidance range to $3.25 to $3.40 per diluted share, compared to our previously reported range of $3.20 to $3.35 per diluted share. We expect cash provided by operations will be in line with net income for the 2016 fiscal year. We anticipate that we may use approximately $100.0 million to $150.0 million in cash to fund share repurchases during the year. Through March 31, 2016, we have spent $63.2 million to purchase shares of our common shares on the open market.

RESULTS OF OPERATIONS
As of March 31, 2016, we conducted operations through 338 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2016	2015
Net sales	100.0%	100.0%
Cost of sales	72.2	72.3
Gross profit	27.8	27.7
Operating expenses	22.0	24.2
Operating income	5.7	3.5
Interest and other non-operating expenses, net	0.6	0.4
Income before income taxes and equity earnings	5.2%	3.0%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2015 in our consolidated results since the respective acquisition dates.

Three Months Ended March 31, 2016 Compared to Three Months Ended March 31, 2015
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2016	2015	2016	2015	2016	2015
Net sales	$510,517	$449,824	$4,733	$606	$515,250	$450,430

Gross profit	141,854	124,624	1,169	177	143,023	124,801
Gross margin	27.8%	27.7%	24.7%	29.2%	27.8%	27.7%

Operating expenses	112,002	108,927	1,491	275	113,493	109,202
Expenses as a % of net sales	21.9%	24.2%	31.5%	45.4%	22.0%	24.2%

Operating income (loss)	29,852	15,697	(322)	(98)	29,530	15,599
Operating margin	5.8%	3.5%	(6.8)%	(16.2)%	5.7%	3.5%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
The Melton Corporation	November 2015	2	January - March 2016
Seaboard Industries, Inc.	October 2015	3	January - March 2016
Poolwerx Development LLC	April 2015	1	January - March 2016
St. Louis Hardscape Material & Supply, LLC	December 2014	1	January - March 2016 and January - March 2015

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first three months of 2016:

December 31, 2015	336
Acquired locations	—
New locations	2
Consolidated locations	—
March 31, 2016	338

Net Sales

	Three Months Ended
	March 31,
(in millions)	2016	2015	Change
Net sales	$515.3	$450.4	$64.9	14%

Net sales for the first quarter of 2016 increased 14% compared to the first quarter of 2015, with base business sales up 13% for the period. Warmer than normal weather across our seasonal markets largely contributed to our first quarter sales growth. As discussed further in our Seasonality, Quarterly Fluctuations and Weather section, warmer weather early in the season accelerates pool openings and allows for increased purchases of chemicals and supplies for existing pools, which are often necessary for priming a pool after the winter season. The favorable weather also increased the ability for customers to perform remodel, replacement and new construction activity. Further, many of the construction projects that began in the fourth quarter of 2015 continued into the first quarter of 2016. At the end of 2015 we benefited from an extended pool season in certain markets, with above average temperatures through much of the fourth quarter.

The following factors contributed to our sales growth (listed in order of estimated magnitude):

•
warmer than normal weather in most of our seasonal markets (see discussion above), evidenced by chemical sales growth of 10% and double digit sales growth in our filter and automatic pool cleaner parts and accessories product categories compared to the first quarter of 2015;

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity (see discussion below);

•	market share growth, particularly in building materials and commercial product categories;

•	an increase in customer early buy deliveries (approximately 3%);

•	an additional selling day in the first quarter of 2016 compared to the first quarter of 2015 (close to 2%); and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 15% compared to the first quarter of 2015. Sales of equipment, which includes heaters, pumps and filters, also increased by 15% compared to the first quarter of 2015. Commercial product sales increased 19% compared to first quarter of 2015.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2016	2015	Change
Gross profit	$143.0	$124.8	$18.2	15%
Gross margin	27.8%	27.7%

Gross margin for the first quarter of 2016 increased 10 basis points compared to the first quarter of 2015, largely benefiting from the favorable product mix from earlier pool openings as well as internal pricing initiatives. This impact was partially offset by an increase in customer early buy deliveries, as these sales are primarily comprised of lower margin discretionary products and include applicable discounts.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2016	2015	Change
Operating expenses	$113.5	$109.2	$4.3	4%
Operating expenses as a % of net sales	22.0%	24.2%

Operating expenses increased 4% in the first quarter of 2016 compared to the first quarter of 2015, with base business operating expenses up 3% compared to the same period last year. These increases were due primarily to labor-related costs and marketing and volume-driven freight expenses.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net increased 49% compared to the first quarter of 2015. The primary component is interest expense on debt, which increased 16% over last year. Our weighted average effective interest rate remained consistent at 2.0% for the first quarters of 2016 and 2015 on higher average outstanding debt of $390.1 million versus $344.9 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.5% for the three months ended March 31, 2016 compared to 38.9% for the three months ended March 31, 2015. The decline in our effective income tax rate is primarily the result of improved performance by our international entities and a lower impact from permanent items on the estimated higher pre-tax income base for 2016.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the first quarter of 2016 increased 94% to $16.4 million compared to the first quarter of 2015. Earnings per diluted share doubled to $0.38 for the first quarter of 2016 versus $0.19 per diluted share for the comparable period in 2015.

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

The following table presents certain unaudited quarterly data for the first quarter of 2016, the four quarters of 2015, and the second, third and fourth quarters of 2014.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2016	2015				2014
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income (Loss) Data
Net sales	$515,250	$415,075	$645,779	$851,855	$450,430	$376,442	$615,536	$848,240
Gross profit	143,023	118,295	184,288	248,260	124,801	106,020	176,244	246,976
Operating income (loss)	29,530	5,979	65,512	129,132	15,599	(732)	58,457	122,499
Net income (loss)	16,363	2,579	39,403	77,809	8,433	(1,979)	34,958	73,863

Balance Sheet Data
Total receivables, net	$283,758	$156,756	$219,774	$318,498	$238,727	$140,645	$207,165	$306,500
Product inventories, net	595,393	474,275	412,587	473,362	559,260	466,962	414,331	451,507
Accounts payable	438,705	246,554	170,582	236,868	375,995	236,294	154,511	233,549
Total debt (1)	450,457	328,045	393,370	493,580	392,749	318,872	392,014	429,122

(1)
For all periods presented, total debt balances have been adjusted to reflect our adoption of ASU 2015-03. For additional information, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q.

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2016 to 2015 Comparisons

Warmer than normal weather across nearly all markets in the United States benefited our first quarter of 2016 sales growth. Warmer weather early in the season accelerates pool openings and allows for increased purchases of chemicals and maintenance supplies for existing pools. By comparison, our year-round markets experienced similar favorable weather conditions in the first quarter of last year, while our seasonal markets, particularly in the northeast United States and eastern Canada, experienced cooler than normal temperatures in 2015. The unusually early warm weather in 2016 in our seasonal markets benefited our first quarter sales. Growth in our California markets was impacted by unfavorable 2016 weather comparisons to 2015 due to higher winter precipitation and average temperatures in 2016 versus record warm temperatures in 2015.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by our Board of Directors (Board);

•	repayment of debt to maintain an average total leverage ratio (as defined below) between 1.5 and 2.0 times; and

•	repurchases of our common stock under our Board authorized share repurchase program.

Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.0% of net sales in 2015, 0.8% of net sales in 2014 and 0.9% of sales in 2013. Going forward, we project capital expenditures will be 1.0% to 1.5% of net sales as we expand facilities and purchase delivery vehicles to address growth opportunities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Operating activities	$(39,753)	$(57,653)
Investing activities	(15,809)	(14,523)
Financing activities	53,115	65,688

Cash used in operating activities of $39.8 million improved during the first three months of 2016 compared to the first three months of 2015 primarily due to our net income growth.

Cash used in investing activities for the first three months of 2016 increased compared to the first three months of 2015 largely due to higher capital expenditures for vehicle additions that were pulled forward to the first quarter of this year.
Cash provided by financing activities decreased between periods, which reflects an additional $57.5 million used for share repurchases compared to the first three months of 2015, partially offset by a $48.5 million increase in funding provided by net borrowings.

Future Sources and Uses of Cash
Our Credit Facility provides for $465.0 million in borrowing capacity under a five-year unsecured revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $540.0 million.  The Credit Facility matures on November 20, 2020. We intend to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At March 31, 2016, there was $325.9 million outstanding and $135.1 million available for borrowing under the Credit Facility.  We currently have five interest rate swap contracts in place that reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on notional amounts totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.
In May 2014, we entered into forward-starting interest rate swap contracts to reduce our exposure to future fluctuations in interest rates on our Credit Facility. In an effort to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility, we amended the terms of the swap contracts in the fourth quarter of 2015. As amended, these new swap contracts will convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on notional amounts totaling $75.0 million. Each of these forward-starting interest rate swap contracts becomes effective on October 19, 2016 and terminates on November 20, 2019.
The weighted average effective interest rate for the Credit Facility as of March 31, 2016 was approximately 2.0%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2016, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2016, our average total leverage ratio equaled 1.58 (compared to 1.61 as of December 31, 2015) and the TTM average total debt amount used in this calculation was $405.1 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2016, our fixed charge ratio equaled 5.34 (compared to 5.18 as of December 31, 2015) and TTM Rental Expense was $49.7 million.

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
At March 31, 2016, there was $120.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.2%, excluding commitment fees.
As of March 31, 2016, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2015 Annual Report on Form 10-K.
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
As of April 25, 2016, $159.0 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2015 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement, and all excess tax benefits to be classified with other income tax cash flows as operating activities. This portion of the amendment should be applied prospectively. The guidance also changes the timing of when excess tax benefits are recognized and the methods available to an entity to estimate the impact of forfeitures related to share-based awards. These two amendment topics should be applied using a modified retrospective transition method, and would require recognition of cumulative-effect adjustments to equity as of the beginning of the period in which the guidance is adopted. The guidance also classifies cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows. This portion of the amendment should be applied retrospectively. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early adoption is permitted in any interim or annual period, but we are not early adopting this guidance. We are currently evaluating the effect that ASU 2016-09 will have on our financial position, results of operations and related disclosures.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect fiscal 2016.
Currency Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2015 that affect fiscal 2016.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2016, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1-31, 2016	519,107	$75.85	505,122	$33,839,229
February 1-29, 2016	272,754	$77.94	264,700	$163,232,406
March 1-31, 2016	64,270	$81.21	52,700	$158,952,578
Total	856,131	$76.93	822,522

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 33,609 shares surrendered for this purpose in the first quarter of 2016.

(2)
In February 2016, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 25, 2016, $159.0 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 26.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2016.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2016 and March 31, 2015;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2016 and March 31, 2015;

3.	Consolidated Balance Sheets at March 31, 2016, December 31, 2015 and March 31, 2015;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2016 and
March 31, 2015; and

5.	Notes to Consolidated Financial Statements.