Form 10-Q
period 2016-06-30
POOL CORP
filed 2016-07-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

As of July 25, 2016, there were 42,047,308 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2016

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	$918,889	$851,855	$1,434,139	$1,302,285
Cost of sales	648,153	603,595	1,020,380	929,224
Gross profit	270,736	248,260	413,759	373,061
Selling and administrative expenses	128,316	119,128	241,809	228,330
Operating income	142,420	129,132	171,950	144,731
Interest and other non-operating expenses, net	4,001	1,900	6,965	3,895
Income before income taxes and equity earnings	138,419	127,232	164,985	140,836
Provision for income taxes	53,209	49,493	63,437	54,785
Equity earnings in unconsolidated investments, net	37	70	62	191
Net income	85,247	77,809	101,610	86,242
Net (income) loss attributable to noncontrolling interest	188	115	196	101
Net income attributable to Pool Corporation	$85,435	$77,924	$101,806	$86,343

Earnings per share:
Basic	$2.03	$1.80	$2.42	$1.99
Diluted	$1.98	$1.75	$2.35	$1.94
Weighted average shares outstanding:
Basic	42,030	43,322	42,128	43,461
Diluted	43,152	44,458	43,230	44,606

Cash dividends declared per common share	$0.31	$0.26	$0.57	$0.48

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$85,247	$77,809	$101,610	$86,242
Other comprehensive loss:
Foreign currency translation adjustments	(1,182)	(982)	1,271	(5,690)
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $369, $(116), $1,282 and $447	(576)	182	(2,004)	(746)
Total other comprehensive loss	(1,758)	(800)	(733)	(6,436)
Comprehensive income	83,489	77,009	100,877	79,806
Comprehensive (income) loss attributable to noncontrolling interest	258	145	154	347
Comprehensive income attributable to Pool Corporation	$83,747	$77,154	$101,031	$80,153

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2016	2015	2015 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,551	$38,944	$13,237
Receivables, net	119,113	93,709	54,173
Receivables pledged under receivables facility	231,899	224,789	102,583
Product inventories, net	493,254	473,362	474,275
Prepaid expenses and other current assets	13,044	11,226	11,946
Deferred income taxes	5,533	3,104	5,530
Total current assets	893,394	845,134	661,744

Property and equipment, net	85,387	65,151	69,854
Goodwill	186,092	172,815	172,761
Other intangible assets, net	14,058	11,643	11,845
Equity interest investments	1,119	1,328	1,231
Other assets	15,613	13,841	16,926
Total assets	$1,195,663	$1,109,912	$934,361

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$265,349	$236,868	$246,554
Accrued expenses and other current liabilities	114,993	80,480	56,591
Short-term borrowings and current portion of long-term debt and other long-term liabilities	6,823	3,430	1,700
Total current liabilities	387,165	320,778	304,845

Deferred income taxes	28,239	23,642	29,808
Long-term debt, net	493,783	490,150	326,345
Other long-term liabilities	17,875	13,837	14,955
Total liabilities	927,062	848,407	675,953

Redeemable noncontrolling interest	2,511	2,766	2,665

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,942,593, 42,930,905 and 42,711,016 shares issued and outstanding at June 30, 2016, June 30, 2015 and December 31, 2015, respectively	42	43	43
Additional paid-in capital	387,890	356,410	374,138
Retained deficit	(107,337)	(87,862)	(104,709)
Accumulated other comprehensive loss	(14,505)	(9,852)	(13,729)
Total stockholders’ equity	266,090	258,739	255,743
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,195,663	$1,109,912	$934,361
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2016	2015
Operating activities
Net income	$101,610	$86,242
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	9,743	7,687
Amortization	735	532
Share-based compensation	4,850	4,850
Excess tax benefits from share-based compensation	(3,203)	(4,568)
Equity earnings in unconsolidated investments, net	(62)	(191)
Other	2,270	1,339
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(187,526)	(177,193)
Product inventories	(14,481)	(7,849)
Prepaid expenses and other assets	(1,729)	4
Accounts payable	15,041	487
Accrued expenses and other current liabilities	58,995	32,014
Net cash used in operating activities	(13,757)	(56,646)

Investing activities
Acquisition of businesses, net of cash acquired	(19,211)	(479)
Purchase of property and equipment, net of sale proceeds	(25,779)	(16,200)
Payments to fund credit agreement	(2,232)	(5,350)
Collections from credit agreement	2,475	3,407
Other investments, net	17	59
Net cash used in investing activities	(44,730)	(18,563)

Financing activities
Proceeds from revolving line of credit	629,351	526,116
Payments on revolving line of credit	(604,470)	(466,005)
Proceeds from asset-backed financing	145,000	128,400
Payments on asset-backed financing	(2,800)	(16,000)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	12,110	4,110
Payments on short-term borrowings, long-term debt and other long-term liabilities	(6,987)	(2,209)
Excess tax benefits from share-based compensation	3,203	4,568
Proceeds from stock issued under share-based compensation plans	5,699	8,372
Payments of cash dividends	(23,957)	(20,855)
Purchases of treasury stock	(80,478)	(62,701)
Net cash provided by financing activities	76,671	103,796
Effect of exchange rate changes on cash and cash equivalents	(870)	(4,473)
Change in cash and cash equivalents	17,314	24,114
Cash and cash equivalents at beginning of period	13,237	14,830
Cash and cash equivalents at end of period	$30,551	$38,944

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

A description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2016 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2016.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $6.2 million is owed as of June 30, 2016. Amounts outstanding under the credit agreement are recorded within Other assets on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of June 30, 2016, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $995.4 million and cumulative dividends of $342.0 million.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net income	$85,247	$77,809	$101,610	$86,242
Net (income) loss attributable to noncontrolling interest	188	115	196	101
Net income attributable to Pool Corporation	$85,435	$77,924	$101,806	$86,343

Weighted average shares outstanding:
Basic	42,030	43,322	42,128	43,461
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,122	1,136	1,102	1,145
Diluted	43,152	44,458	43,230	44,606

Earnings per share:
Basic	$2.03	$1.80	$2.42	$1.99
Diluted	$1.98	$1.75	$2.35	$1.94

Anti-dilutive stock options excluded from diluted earnings per share computations	—	176	1	176

Note 3 – Acquisitions

In April 2016, we acquired the distribution assets of Metro Irrigation Supply Company Ltd., an irrigation and landscape supply company with eight locations in Texas.

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
The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2016	2015
Level 2
Unrealized losses on interest rate swaps	$7,169	$3,430

Level 3
Contingent consideration	$1,581	$—

Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our unsecured syndicated senior credit facility (the Credit Facility).

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

As of June 30, 2016, we have five interest rate swap contracts in effect that convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	$25.0	1.185%
Interest rate swap 3	December 21, 2011	$50.0	1.100%
Interest rate swap 4	January 17, 2012	$25.0	1.050%
Interest rate swap 5	January 19, 2012	$25.0	0.990%

For our five interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the first six months of 2016 nor 2015.

We also have three forward-starting interest rate swap contracts in place that were amended in October 2015. These swaps were amended to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility following the October 19, 2016 termination date of the swap contracts described above. Concurrent with this amendment of these contracts,we de-designated the original hedge arrangements and designated the amended forward-starting interest rate swap contracts as cash flow hedges, which become effective on October 19, 2016 and terminate on November 20, 2019.  In the fourth quarter of 2015, we recognized a benefit as a result of our determination of ineffectiveness for that period. In the first quarter of 2016, these forward-starting interest rate swaps were deemed effective, and the benefit previously recognized was reversed, resulting in $0.6 million in expense. This amount was recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income. There was no benefit or expense recognized in the second quarter of 2016 as these swaps continued to be effective for the period. The following table provides additional details related to each of these amended swap contracts:

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
Our interest rate swap and forward-starting interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts. As of June 30, 2016 and June 30, 2015, each of our interest rate swap and forward-starting interest rate swap contracts was in a liability position.

Contingent Consideration

As of June 30, 2016, our Consolidated Balance Sheets reflected $0.2 million in Accrued expenses and other current liabilities and $0.7 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisition of The Melton Corporation. In determining the estimate for contingent consideration, which is based on a percentage of gross profit for certain products, we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). No adjustments to our original estimates of future payouts have been required since the acquisition date. We have determined that the contingent consideration liability was in a range of acceptable estimates as of June 30, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed.

As of June 30, 2016, our Consolidated Balance Sheets also reflected close to $0.1 million in Accrued expenses and other current liabilities and $0.7 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisition of Metro Irrigation Supply Company Ltd. This contingent consideration is based on a multiple of gross profit for fiscal years 2016 to 2020, with a maximum total payout of $1.0 million over this time period. We determined our estimate based on a methodology similar to that used for our contingent consideration liability described above.

Other

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments (Level 1 inputs). For the note receivable with our variable interest entity, our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to collectibility (Level 3 inputs). In the second quarter of 2016, we recorded a $1.5 million fair value adjustment to the note receivable based on the results of our discounted cash flow model. The carrying value of this note receivable, including adjustments, approximates fair value. The carrying value of long-term debt approximates fair value.  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Note 5 – Debt

The table below presents the components of our debt as of June 30, 2016 and June 30, 2015 (in thousands):

	June 30,
	2016	2015
Variable rate debt
Short-term borrowings	$6,823	$3,430

Long-term portion:
Revolving Credit Facility	297,896	311,820
Receivables Securitization Facility	197,200	180,000
Less: financing costs, net	1,313	1,670
Long-term debt, net	493,783	490,150
Total debt	$500,606	$493,580

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

PSL utilizes the Australian Seasonal Credit Facility, which provides a borrowing capacity of AU$3.0 million, to supplement working capital needs during its peak season from July to March. There were no amounts outstanding under the arrangement as of June 30, 2016 or June 30, 2015.

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at June 30, 2016.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

June 30, 2016
Redeemable noncontrolling interest, beginning of period	$2,665
Net loss attributable to noncontrolling interest	(196)
Other comprehensive income attributable to noncontrolling interest	42
Redeemable noncontrolling interest, end of period	$2,511

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

OVERVIEW

Financial Results

Our second quarter 2016 results modestly exceeded expectations with May and June sales each surpassing $300.0 million, a first in our company’s history. Net sales for the second quarter of 2016 increased 8% to $918.9 million compared to $851.9 million in the second quarter of 2015, with base business sales up 6% for the period. Our sales continue to benefit from stronger consumer discretionary spending as evidenced by our increase in sales of building materials and pool equipment, as consumers continue to invest in enhancing their outdoor living spaces. Overall, quarter over quarter weather comparisons were neutral.
Gross profit for the second quarter of 2016 increased 9% compared to the same period last year. Base business gross profit improved 7% over the second quarter of last year. Gross profit as a percentage of net sales (gross margin) increased almost 40 basis points to 29.5% compared to the second quarter of 2015, mostly reflecting improvements in our supply chain management.
Selling and administrative expenses (operating expenses) increased 8% compared to the second quarter of 2015, with base business operating expenses up 6% over the comparable 2015 period. These increases were due primarily to higher performance-based compensation recognized based on results through the second quarter compared to the same period last year, as well as higher volume-driven labor and freight expenses.
Operating income for the second quarter increased 10% compared to the same period in 2015. Operating income as a percentage of net sales (operating margin) was 15.5% for the second quarter of 2016 compared to 15.2% in the second quarter of 2015.
Net income attributable to Pool Corporation increased 10% compared to the second quarter of 2015. Earnings per share increased to a record $1.98 per diluted share for the three months ended June 30, 2016 versus $1.75 per diluted share for the comparable period in 2015.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 10% from June 30, 2015, reflective of our June 2016 sales growth. Our allowance for doubtful accounts balance was $3.3 million at both June 30, 2016 and June 30, 2015. In recent periods we have noted lower write-offs as a percentage of net sales and a smaller percentage of total receivables being greater than 60 days past due. The decline in the reserve balance as a percentage of the asset balance reflects these trends.

Net inventory levels grew 4% compared to levels at June 30, 2015.  The inventory reserve was $8.6 million at June 30, 2016 and $7.9 million at June 30, 2015. Our inventory turns, as calculated on a trailing twelve month basis, were 3.6 times at June 30, 2016 and 3.4 times at June 30, 2015.

Total debt outstanding at June 30, 2016 was $500.6 million, a $7.0 million, or 1% increase over total debt at June 30, 2015.

Current Trends and Outlook

For a detailed discussion of trends through 2015, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2015 Annual Report on Form 10-K.
Over the second half of the year, we expect to generate base business sales growth rates similar to those achieved in the second quarter and we anticipate overall base business sales growth of 6% to 8% for the full year 2016. As compared to 2015, we have neutral selling days for the full year for 2016, as well as for the third quarter, but we have one less selling day in the fourth quarter. We expect that gross margin for the second half of 2016 will be in line with the gross margin for the second half of 2015.

For the year, we expect operating expenses to grow at approximately half the rate of our gross profit growth, reflecting our expense discipline, inflationary increases and incremental costs to support our sales growth expectations.

We believe our 2016 effective tax rate will be consistent with last year. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. As a result of these factors, our total income tax provision may also fluctuate on a quarterly basis.

Factoring in all of the above variables, we increased our 2016 earnings guidance to a range of $3.30 to $3.45 per diluted share, from our previously disclosed range of $3.25 to $3.40 per diluted share. We expect cash provided by operations will approximate net income for the 2016 fiscal year. We anticipate that we may use approximately $100.0 million to $150.0 million in cash to fund share repurchases during the year. Through June 30, 2016, we have spent $77.8 million to purchase shares of our common stock on the open market.

RESULTS OF OPERATIONS
As of June 30, 2016, we conducted operations through 344 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	70.9	71.1	71.4
Gross profit	29.5	29.1	28.9	28.6
Operating expenses	14.0	14.0	16.9	17.5
Operating income	15.5	15.2	12.0	11.1
Interest and other non-operating expenses, net	0.4	0.2	0.5	0.3
Income before income taxes and equity earnings	15.1%	14.9%	11.5%	10.8%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2016 and 2015 in our consolidated results since the respective acquisition dates.

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net sales	$902,057	$851,777	$16,832	$78	$918,889	$851,855

Gross profit	265,619	248,262	5,117	(2)	270,736	248,260
Gross margin	29.4%	29.1%	30.4%	(2.6)%	29.5%	29.1%

Operating expenses	125,701	119,087	2,615	41	128,316	119,128
Expenses as a % of net sales	13.9%	14.0%	15.5%	52.6%	14.0%	14.0%

Operating income (loss)	139,918	129,175	2,502	(43)	142,420	129,132
Operating margin	15.5%	15.2%	14.9%	(55.1)%	15.5%	15.2%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	April - June 2016
The Melton Corporation	November 2015	2	April - June 2016
Seaboard Industries, Inc.	October 2015	3	April - June 2016
Poolwerx Development LLC	April 2015	1	April - June 2016 and April - June 2015

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first six months of 2016:

December 31, 2015	336
Acquired locations	8
New locations	2
Consolidated locations	(2)
June 30, 2016	344

Net Sales

	Three Months Ended
	June 30,
(in millions)	2016	2015	Change
Net sales	$918.9	$851.9	$67.0	8%

Net sales for the second quarter of 2016 increased 8% compared to the second quarter of 2015, with base business sales up 6% for the period. The following factors impacted our sales growth (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity as consumers invest in enhancing outdoor living spaces (see discussion below);

•	market share growth, particularly in building materials and commercial product categories (see discussion below);

•	increased chemical sales, our largest product category, up 6% from the same period of last year;

•	inflationary (estimated at approximately 1%) product cost increases; and

•	the shift of customer early buy deliveries into the first quarter of 2016 (approximately 1% negative impact on second quarter 2016 sales).

Sales of building materials and tile grew by 9% compared to the second quarter of 2015. Our sustained growth in building materials sales primarily reflects market share gains, as we continue to work with our customers and suppliers to expand our product offerings, and the partial recovery in pool remodeling. Sales of equipment including items typically installed by pool builders such as heaters, pumps, filters, chlorinators and lights, increased by 8% compared to the second quarter of 2015 reflecting both the gradual recovery of replacement activity and migration to higher-end, higher-priced, more energy-efficient products. Commercial product sales increased 18% compared to the second quarter of 2015. While this category represented only 3% of our consolidated net sales for the quarter, this growth represents our focus on serving customers in this space.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2016	2015	Change
Gross profit	$270.7	$248.3	$22.4	9%
Gross margin	29.5%	29.1%

Gross margin for the second quarter of 2016 increased almost 40 basis points compared to the second quarter of 2015, largely reflecting improvements in our supply chain management. Strategic purchasing decisions and logistics execution factor into this improvement.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2016	2015	Change
Operating expenses	$128.3	$119.1	$9.2	8%
Operating expenses as a % of net sales	14.0%	14.0%

Operating expenses increased 8% in the second quarter of 2016 compared to the second quarter of 2015, with base business operating expenses up 6% compared to the same period last year. These increases were due primarily to approximately $3.8 million in higher performance‑based compensation recognized based on results through the second quarter compared to the same period last year, as well as higher volume-driven labor and freight expenses.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net increased $2.1 million compared to the second quarter of 2015. This increase includes a $1.5 million adjustment related to a non-operating note receivable. The remainder of the increase relates to interest expense on our borrowings. Our weighted average effective interest rate increased to 1.9% for the second quarter of 2016 from 1.8% for the second quarter of 2015 on higher average outstanding debt of $495.5 million versus $434.2 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.4% for the three months ended June 30, 2016 compared to 38.9% for the three months ended June 30, 2015. The decline in our effective income tax rate is primarily the result of improved performance by our international entities and a lower impact from permanent items on the estimated higher pre-tax income base for 2016.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the second quarter of 2016 increased 10% to $85.4 million compared to the second quarter of 2015. Earnings per diluted share increased to $1.98 for the second quarter of 2016 versus $1.75 per diluted share for the comparable period in 2015.

Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2016	2015	2016	2015	2016	2015
Net sales	$1,412,564	$1,301,606	$21,575	$679	$1,434,139	$1,302,285

Gross profit	407,485	372,886	6,274	175	413,759	373,061
Gross margin	28.8%	28.6%	29.1%	25.8%	28.9%	28.6%

Operating expenses	237,604	228,028	4,205	302	241,809	228,330
Expenses as a % of net sales	16.8%	17.5%	19.5%	44.5%	16.9%	17.5%

Operating income (loss)	169,881	144,858	2,069	(127)	171,950	144,731
Operating margin	12.0%	11.1%	9.6%	(18.7)%	12.0%	11.1%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	April - June 2016
The Melton Corporation	November 2015	2	January - June 2016
Seaboard Industries, Inc.	October 2015	3	January - June 2016
Poolwerx Development LLC	April 2015	1	January - June 2016 and April - June 2015
St. Louis Hardscape Material & Supply, LLC	December 2014	1	January - March 2016 and January - March 2015

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2015, please refer to page 16 under the heading Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2016	2015	Change
Net sales	$1,434.1	$1,302.3	$131.8	10%

Net sales for the first six months of 2016 increased 10% compared to the same period last year, with much of this growth resulting from the 9% improvement in base business sales. Warmer than normal weather across our seasonal markets kicked off 2016, allowing for accelerated pool openings and increased ability for customers to perform remodel, replacement and new construction activity earlier in the year. Strong execution, combined with neutral weather conditions in the second quarter and generally favorable industry conditions supported our sales growth.

The following factors contributed to our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity (see discussion below);

•
overall warmer and drier weather in most of our seasonal markets during the first quarter of 2016, contributing to chemical sales growth of 7% and double digit sales growth in our filter and automatic pool cleaner parts and accessories product categories compared to the first six months of 2015;

•	market share growth, particularly in building materials and commercial product categories;

•	inflationary (estimated at approximately 1%) product cost increases; and

•	an additional selling day in the first quarter of 2016 compared to the first quarter of 2015 (less than 1%).

Sales of building materials and tile grew by 12% compared to the first six months of 2015. Our sustained growth in building materials primarily reflects market share gains, as we continue to work with our customers and suppliers to expand our product offerings, and the partial recovery in pool remodeling. Sales of equipment including items typically installed by pool builders such as heaters, pumps, filters, chlorinators and lights, increased by 11% compared to first half of 2015 reflecting both the gradual recovery of replacement activity and increased demand for higher-priced, more energy-efficient products. Commercial product sales, which represented less than 4% of our consolidated net sales for the first half of 2016, increased 18% compared to the first half of 2015 as we focus on serving this customer space.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2016	2015	Change
Gross profit	$413.8	$373.1	$40.7	11%
Gross margin	28.9%	28.6%

Gross margin for the six months ended June 30, 2016 increased approximately 30 basis points largely benefiting from improvements in supply chain management and internal pricing initiatives as well as the favorable product mix from pool openings earlier in the year. These favorable impacts were partially offset by an increase in customer early buy deliveries, as these sales are primarily comprised of lower margin discretionary products and include applicable discounts.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2016	2015	Change
Operating expenses	$241.8	$228.3	$13.5	6%
Operating expenses as a % of net sales	16.9%	17.5%

For the first six months of 2016, operating expenses were up 6% over the same period last year, with base business operating expenses up 4%. Performance‑based compensation, which was up $5.1 million over 2015, and higher volume-driven labor and freight expenses accounted for this increase. By focusing on efficiencies and leveraging existing infrastructure, we were able to reduce operating expenses as a percentage of sales.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2016 increased $3.1 million compared to the same period last year. This increase includes a $1.5 million adjustment related to a non-operating note receivable. The remainder of the increase relates to interest expense on our borrowings. Our weighted average effective interest rate increased to 1.9% for the first six months of 2016 from 1.8% for the same period of 2015 on higher average outstanding debt of $442.9 million versus $389.4 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.5% for the six months ended June 30, 2016 compared to 38.9% for the six months ended June 30, 2015. The decline in our effective income tax rate is primarily the result of improved performance by our international entities and a lower impact from permanent items on the estimated higher pre-tax income base for 2016.

Net Income and Earnings Per Share

Earnings per share for the first six months of 2016 increased to $2.35 per diluted share on Net income attributable to Pool Corporation of $101.8 million, compared to $1.94 per diluted share on Net income attributable to Pool Corporation of $86.3 million in the comparable 2015 period.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2016, the four quarters of 2015, and the third and fourth quarters of 2014.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2016		2015				2014
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income (Loss) Data
Net sales	$918,889	$515,250	$415,075	$645,779	$851,855	$450,430	$376,442	$615,536
Gross profit	270,736	143,023	118,295	184,288	248,260	124,801	106,020	176,244
Operating income (loss)	142,420	29,530	5,979	65,512	129,132	15,599	(732)	58,457
Net income (loss)	85,247	16,363	2,579	39,403	77,809	8,433	(1,979)	34,958

Balance Sheet Data
Total receivables, net	$351,012	283,758	$156,756	$219,774	$318,498	$238,727	$140,645	$207,165
Product inventories, net	493,254	595,393	474,275	412,587	473,362	559,260	466,962	414,331
Accounts payable	265,349	438,705	246,554	170,582	236,868	375,995	236,294	154,511
Total debt (1)	500,606	450,457	328,045	393,370	493,580	392,749	318,872	392,014

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2016 and 2015 Results

Weather conditions in the second quarter of 2016 varied throughout the United States creating a neutral overall impact on our results. Although the extreme rainfall experienced in Texas and adjacent states was not as prevalent in the second quarter of 2016 as compared to 2015, Texas experienced above average precipitation yet another year. The Midwest and Northeast experienced more favorable conditions in 2016, with above average temperatures and much drier weather in June 2016 compared to June 2015; however, Florida and the Southeast experienced cooler temperatures compared to above average and record heat in certain areas last year. California and the Northwest experienced warm temperatures and normal levels of precipitation in the second quarter of both years.

Warmer than normal weather across nearly all markets in the United States benefited our first quarter of 2016 sales growth. Warmer weather early in the season accelerates pool openings and allows for increased purchases of chemicals and maintenance supplies for existing pools. By comparison, our year-round markets experienced similar favorable weather conditions in the first quarter of last year, while our seasonal markets, particularly in the northeast United States and eastern Canada, experienced cooler than normal temperatures in 2015. The unusually early warm weather in the first quarter of 2016 in our seasonal markets benefited our first quarter sales. Growth in our California markets in the first quarter of 2016 was impacted by unfavorable weather comparisons to the same period of 2015 due to higher winter precipitation and average temperatures in 2016 versus record warm temperatures in 2015.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure and returning money to our shareholders. Our specific priorities for the use of cash are as follows:

•	maintenance and new sales center capital expenditures;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by our Board of Directors (Board);

•	repayment of debt to maintain an average total leverage ratio (as defined below) between 1.5 and 2.0; and

•	repurchases of our common stock under our Board authorized share repurchase program.

Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.0% of net sales in 2015, 0.8% of net sales in 2014 and 0.9% of sales in 2013. Going forward, we project capital expenditures will be 1.0% to 1.5% of net sales as we expand facilities and purchase delivery vehicles to address growth opportunities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2016	2015
Operating activities	$(13,757)	$(56,646)
Investing activities	(44,730)	(18,563)
Financing activities	76,671	103,796

Cash used in operating activities of $13.8 million improved during the first six months of 2016 compared to the first six months of 2015 primarily due to our net income growth and the deferral of our second quarter estimated tax payments as allowed for areas affected by severe storms and flooding in Louisiana.

Cash used in investing activities for the first six months of 2016 increased compared to the first six months of 2015 mostly due to our second quarter 2016 acquisition of Metro Irrigation Supply Company Ltd. as well as higher capital expenditures for vehicle additions in the first half of this year.
Cash provided by financing activities decreased between periods, which mostly reflects a $17.8 million increase in amounts used for share repurchases during the first six months of 2016 compared to the first six months of 2015.

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
At June 30, 2016, there was $297.9 million outstanding and $163.1 million available for borrowing under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of June 30, 2016, we have five interest rate swap contracts in place. These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on two separate notional amounts of $25.0 million each, totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts will terminate on October 19, 2016.
We also have three forward-starting interest rate swap contracts in place that were amended in October 2015. These swaps were amended to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these new swap contracts will convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Each of these forward-starting interest rate swap contracts becomes effective on October 19, 2016 and terminates on November 20, 2019.
The weighted average effective interest rate for the Credit Facility as of June 30, 2016 was approximately 2.0%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2016, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2016, our average total leverage ratio equaled 1.54 (compared to 1.58 as of March 31, 2016) and the TTM average total debt amount used in this calculation was $416.8 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2016, our fixed charge ratio equaled 5.43 (compared to 5.34 as of March 31, 2016) and TTM Rental Expense was $50.9 million.

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
At June 30, 2016, there was $197.2 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.2%, excluding commitment fees.
As of June 30, 2016, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2015 Annual Report on Form 10-K.
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
As of July 25, 2016, $144.2 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.
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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement, and all excess tax benefits to be classified with other income tax cash flows as operating activities. This portion of the amendment should be applied prospectively. The guidance also changes the timing of when excess tax benefits are recognized and the methods available to an entity to estimate the impact of forfeitures related to share-based awards. These two amendment topics should be applied using a modified retrospective transition method, and would require recognition of cumulative-effect adjustments to equity as of the beginning of the period in which the guidance is adopted. The guidance also classifies cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows. This portion of the amendment should be applied retrospectively. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, but we are not early adopting this guidance. We are currently evaluating the effect that ASU 2016-09 will have on our financial position, results of operations and related disclosures.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-09 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. We have not elected to early adopt this guidance. The guidance must be applied using a cumulative-effect transition method. We are currently evaluating the effect that ASU 2016-13 will have on our financial position, results of operations and related disclosures.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2016, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
As previously disclosed, including in our Annual Report on Form 10-K for the year ended December 31, 2015, a number of purported anti-trust class action suits were filed against us in various United States District Courts in 2012.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, in the Eastern District of Louisiana.  The plaintiffs include indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  On January 27, 2016, the Court granted summary judgment in our favor on the direct purchasers’ horizontal conspiracy claim. On July 1, 2016, the Court granted our motion for summary judgment on the remaining claims.
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1-30, 2016	6,700	$88.92	6,700	$158,356,836
May 1-31, 2016	93,800	$87.97	93,800	$150,105,147
June 1-30, 2016	65,412	$88.24	65,412	$144,333,510
Total	165,912	$88.11	165,912

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the second quarter of 2016.

(2)
In February 2016, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 25, 2016, $144.2 million of the authorized amount remained available under our current share repurchase program.
Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 31.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2016.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2016 and June 30, 2015;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2016 and June 30, 2015;

3.	Consolidated Balance Sheets at June 30, 2016, December 31, 2015 and June 30, 2015;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2016 and
June 30, 2015; and

5.	Notes to Consolidated Financial Statements.