Form 10-Q
period 2016-09-30
POOL CORP
filed 2016-10-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

As of October 24, 2016, there were 41,339,248 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2016

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	$691,429	$645,779	$2,125,568	$1,948,064
Cost of sales	491,878	461,491	1,512,258	1,390,715
Gross profit	199,551	184,288	613,310	557,349
Selling and administrative expenses	125,385	118,776	367,194	347,106
Operating income	74,166	65,512	246,116	210,243
Interest and other non-operating expenses, net	2,989	2,473	9,954	6,368
Income before income taxes and equity earnings	71,177	63,039	236,162	203,875
Provision for income taxes	26,807	23,704	90,244	78,489
Equity earnings in unconsolidated investments, net	51	68	113	259
Net income	44,421	39,403	146,031	125,645
Net loss attributable to noncontrolling interest	113	44	309	144
Net income attributable to Pool Corporation	$44,534	$39,447	$146,340	$125,789

Earnings per share:
Basic	$1.06	$0.92	$3.48	$2.91
Diluted	$1.03	$0.90	$3.39	$2.83
Weighted average shares outstanding:
Basic	42,020	42,826	42,092	43,266
Diluted	43,119	43,939	43,201	44,407

Cash dividends declared per common share	$0.31	$0.26	$0.88	$0.74

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$44,421	$39,403	$146,031	$125,645
Other comprehensive income (loss):
Foreign currency translation adjustments	96	(2,792)	1,367	(8,482)
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(400), $525, $882 and $1,002	625	(822)	(1,379)	(1,568)
Total other comprehensive income (loss)	721	(3,614)	(12)	(10,050)
Comprehensive income	45,142	35,789	146,019	115,595
Comprehensive loss attributable to noncontrolling interest	45	310	198	656
Comprehensive income attributable to Pool Corporation	$45,187	$36,099	$146,217	$116,251

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2016	2015	2015 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$30,292	$29,504	$13,237
Receivables, net	81,072	70,399	54,173
Receivables pledged under receivables facility	152,333	149,375	102,583
Product inventories, net	455,156	412,587	474,275
Prepaid expenses and other current assets	12,084	11,062	11,946
Deferred income taxes	5,288	3,256	5,530
Total current assets	736,225	676,183	661,744

Property and equipment, net	84,643	66,296	69,854
Goodwill	185,486	172,150	172,761
Other intangible assets, net	13,645	11,393	11,845
Equity interest investments	1,152	1,196	1,231
Other assets	16,370	13,682	16,926
Total assets	$1,037,521	$940,900	$934,361

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$199,922	$170,582	$246,554
Accrued expenses and other current liabilities	126,654	77,298	56,591
Short-term borrowings and current portion of long-term debt and other long-term liabilities	1,298	1,799	1,700
Total current liabilities	327,874	249,679	304,845

Deferred income taxes	28,359	22,755	29,808
Long-term debt, net	388,891	391,571	326,345
Other long-term liabilities	17,945	13,216	14,955
Total liabilities	763,069	677,221	675,953

Redeemable noncontrolling interest	2,467	2,457	2,665

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,711,888, 42,620,194 and 42,711,016 shares issued and outstanding at September 30, 2016, September 30, 2015 and December 31, 2015, respectively	42	43	43
Additional paid-in capital	399,071	361,553	374,138
Retained deficit	(113,276)	(87,174)	(104,709)
Accumulated other comprehensive loss	(13,852)	(13,200)	(13,729)
Total stockholders’ equity	271,985	261,222	255,743
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,037,521	$940,900	$934,361
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2016	2015
Operating activities
Net income	$146,031	$125,645
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	15,020	11,920
Amortization	1,288	771
Share-based compensation	7,373	7,112
Excess tax benefits from share-based compensation	(6,582)	(4,916)
Equity earnings in unconsolidated investments, net	(113)	(259)
Other	3,799	2,314
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(71,936)	(78,662)
Product inventories	23,624	52,463
Prepaid expenses and other assets	(1,094)	296
Accounts payable	(49,479)	(66,035)
Accrued expenses and other current liabilities	75,239	27,334
Net cash provided by operating activities	143,170	77,983

Investing activities
Acquisition of businesses, net of cash acquired	(19,314)	(602)
Purchase of property and equipment, net of sale proceeds	(30,388)	(21,299)
Payments to fund credit agreement	(3,852)	(6,300)
Collections from credit agreement	3,300	4,557
Other investments, net	21	75
Net cash used in investing activities	(50,233)	(23,569)

Financing activities
Proceeds from revolving line of credit	873,854	721,835
Payments on revolving line of credit	(866,801)	(690,677)
Proceeds from asset-backed financing	145,000	128,400
Payments on asset-backed financing	(90,000)	(85,800)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	15,705	4,948
Payments on short-term borrowings, long-term debt and other long-term liabilities	(16,107)	(4,678)
Excess tax benefits from share-based compensation	6,582	4,916
Proceeds from stock issued under share-based compensation plans	10,978	10,906
Payments of cash dividends	(37,007)	(32,008)
Purchases of treasury stock	(117,901)	(90,306)
Net cash used in financing activities	(75,697)	(32,464)
Effect of exchange rate changes on cash and cash equivalents	(185)	(7,276)
Change in cash and cash equivalents	17,055	14,674
Cash and cash equivalents at beginning of period	13,237	14,830
Cash and cash equivalents at end of period	$30,292	$29,504

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

A description of our significant accounting policies is included in our 2015 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2016 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2016.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $7.3 million is owed as of September 30, 2016. Amounts outstanding under the credit agreement are recorded within Other assets on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of September 30, 2016, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,032.8 million and cumulative dividends of $355.0 million.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net income	$44,421	$39,403	$146,031	$125,645
Net loss attributable to noncontrolling interest	113	44	309	144
Net income attributable to Pool Corporation	$44,534	$39,447	$146,340	$125,789

Weighted average shares outstanding:
Basic	42,020	42,826	42,092	43,266
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,099	1,113	1,109	1,141
Diluted	43,119	43,939	43,201	44,407

Earnings per share:
Basic	$1.06	$0.92	$3.48	$2.91
Diluted	$1.03	$0.90	$3.39	$2.83

Anti-dilutive stock options excluded from diluted earnings per share computations	1	—	1	176

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
The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at September 30,
	2016	2015
Level 2
Unrealized gains on interest rate swaps	$32	$—
Unrealized losses on interest rate swaps	$6,174	$4,777

Level 3
Contingent consideration liabilities	$1,626	$—

Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our unsecured syndicated senior credit facility (the Credit Facility).

For determining the fair value of our interest rate swap contracts, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. We include unrealized gains in Prepaid expenses and other current assets and unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

As of September 30, 2016, we had five interest rate swap contracts in effect that convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility.  Each of these swap contracts terminates on October 19, 2016.  The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	$25.0	1.185%
Interest rate swap 3	December 21, 2011	$50.0	1.100%
Interest rate swap 4	January 17, 2012	$25.0	1.050%
Interest rate swap 5	January 19, 2012	$25.0	0.990%

For the five interest rate swap contracts in effect at September 30, 2016, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the first nine months of 2016 nor 2015.

We also have three forward-starting interest rate swap contracts in place that were amended in October 2015. These swaps were amended to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility following the October 19, 2016 termination date of the swap contracts described above. Concurrent with this amendment of these contracts, we de-designated the original hedge arrangements and designated the amended forward-starting interest rate swap contracts as cash flow hedges, which become effective on October 19, 2016 and terminate on November 20, 2019.  In the fourth quarter of 2015, we recognized a benefit as a result of our determination of ineffectiveness for that period. In the first quarter of 2016, these forward-starting interest rate swaps were deemed effective, and the benefit previously recognized was reversed, resulting in $0.6 million in expense. This amount was recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income. There was no benefit or expense recognized in the second and third quarters of 2016 as these swaps continued to be effective for the periods. The following table provides additional details related to each of these amended swap contracts:

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

In July 2016 we entered into an additional forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date. This swap contract will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. This contract becomes effective on November 20, 2019 and terminates on November 20, 2020. The following table provides additional details related to this new swap contract:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 4	July 6, 2016	$150.0	1.1425%

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

Contingent Consideration Liabilities

As of September 30, 2016, our Consolidated Balance Sheets reflected $0.2 million in Accrued expenses and other current liabilities and $0.7 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisition of The Melton Corporation. In determining the estimate for contingent consideration, which is based on a percentage of gross profit for certain products, we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). No adjustments to our original estimates of future payouts have been required since the acquisition date. We have determined that the contingent consideration liability was in a range of acceptable estimates as of September 30, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed.

As of September 30, 2016, our Consolidated Balance Sheets also reflected close to $0.1 million in Accrued expenses and other current liabilities and $0.7 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisition of Metro Irrigation Supply Company Ltd. This contingent consideration is based on a multiple of gross profit for fiscal years 2016 to 2020, with a maximum total payout of $1.0 million over this time period. We determined our estimate based on a methodology similar to that used for our contingent consideration liability described above.

Other

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments (Level 1 inputs). For the note receivable with our variable interest entity, our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to collectibility (Level 3 inputs). In the third quarter of 2016, we recorded an additional $0.5 million fair value adjustment to the note receivable based on the results of our discounted cash flow model. The carrying value of this note receivable, including adjustments, approximates fair value. The carrying value of long-term debt approximates fair value.  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Note 5 – Debt

The table below presents the components of our debt as of September 30, 2016 and September 30, 2015 (in thousands):

	September 30,
	2016	2015
Variable rate debt
Short-term borrowings	$—	$965
Current portion of long-term debt:
Australian Seasonal Credit Facility	1,298	834
Short-term borrowings and current portion of long-term debt and other long-term liabilities	1,298	1,799

Long-term portion:
Revolving Credit Facility	280,068	282,867
Receivables Securitization Facility	110,000	110,200
Less: financing costs, net	1,177	1,496
Long-term debt, net	388,891	391,571
Total debt	$390,189	$393,370

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at September 30, 2016.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

September 30, 2016
Redeemable noncontrolling interest, beginning of period	$2,665
Net loss attributable to noncontrolling interest	(309)
Other comprehensive income attributable to noncontrolling interest	111
Redeemable noncontrolling interest, end of period	$2,467

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

OVERVIEW

Financial Results

We experienced a solid third quarter with results that were slightly better than our expectations. Net sales for the third quarter of 2016 increased 7% to $691.4 million compared to $645.8 million in the third quarter of 2015, with base business sales up 5% for the period. Our sales continue to benefit from stronger consumer discretionary spending as evidenced by our increase in sales of pool construction materials and ancillary equipment and supplies, as consumers continue to invest in enhancing their outdoor living spaces.
Gross profit for the third quarter of 2016 increased 8% compared to the same period last year. Base business gross profit improved 6% over the third quarter of last year. Gross profit as a percentage of net sales (gross margin) increased 40 basis points to 28.9% compared to the third quarter of 2015, reflecting gains from supply chain management initiatives this year compared to last.
Selling and administrative expenses (operating expenses) increased 6% compared to the third quarter of 2015, with base business operating expenses up 3% over the comparable 2015 period. While the overall increase in operating expenses includes expenses from our recent acquisitions, the increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses.
Operating income for the third quarter increased 13% compared to the same period in 2015. Operating income as a percentage of net sales (operating margin) was 10.7% for the third quarter of 2016 compared to 10.1% in the third quarter of 2015.
Net income attributable to Pool Corporation increased 13% compared to the third quarter of 2015. Earnings per share increased to $1.03 per diluted share for the three months ended September 30, 2016 versus $0.90 per diluted share for the comparable period in 2015.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 6% from September 30, 2015. Our allowance for doubtful accounts balance was $3.7 million at September 30, 2016 and $3.5 million at September 30, 2015. Net inventory levels grew 10% compared to levels at September 30, 2015.  The inventory reserve was $8.1 million at September 30, 2016 and $8.3 million at September 30, 2015. Our inventory turns, as calculated on a trailing twelve month basis, were 3.6 times at September 30, 2016 and 3.4 times at September 30, 2015. Accrued expenses and other current liabilities at September 30, 2016 include $37.5 million in deferred third quarter estimated tax payments. This deferral was allowed for areas affected by severe storms and flooding in Louisiana, and the payments will be made in the fourth quarter of 2016.

Total debt outstanding at September 30, 2016 was $390.2 million, a $3.2 million, or 1% decrease compared to total debt at September 30, 2015.

Current Trends and Outlook

For a detailed discussion of trends through 2015, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2015 Annual Report on Form 10-K.

As we move into our traditionally slower fourth quarter, we are mindful of the favorable weather conditions in the fourth quarter of 2015 that extended last year’s pool season in certain seasonal markets. We also have one less selling day in the fourth quarter of 2016 compared to the fourth quarter of 2015. Considering this and our performance to date, we expect to achieve overall base business sales growth of 6% to 7% for the full year 2016, with low single digit sales growth in the fourth quarter. With the gains already realized this year, we expect that gross margin for 2016 will be 20 to 30 basis points better than gross margin for 2015.

For the full year, we expect our operating expense growth rate will be approximately half the rate of our gross profit growth, reflecting our expense discipline, inflationary increases and incremental costs to support our sales growth expectations.

We expect that our 2016 effective tax rate will be consistent with last year. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. As a result of these factors, our total income tax provision may also fluctuate on a quarterly basis.

Factoring in all of the above variables, we updated our 2016 earnings guidance to a range of $3.40 to $3.46 per diluted share, from our previously disclosed range of $3.30 to $3.45 per diluted share. We expect cash provided by operations will exceed net income for the 2016 fiscal year. Through September 30, 2016, we have spent $115.3 million to purchase shares of our common stock on the open market. We anticipate that we may use approximately $150.0 million to $200.0 million in cash to fund share repurchases during the year.

RESULTS OF OPERATIONS
As of September 30, 2016, we conducted operations through 346 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1	71.5	71.1	71.4
Gross profit	28.9	28.5	28.9	28.6
Operating expenses	18.1	18.4	17.3	17.8
Operating income	10.7	10.1	11.6	10.8
Interest and other non-operating expenses, net	0.4	0.4	0.5	0.3
Income before income taxes and equity earnings	10.3%	9.8%	11.1%	10.5%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2016 and 2015 in our consolidated results since the respective acquisition dates.

Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net sales	$677,198	$645,779	$14,231	$—	$691,429	$645,779

Gross profit	195,133	184,288	4,418	—	199,551	184,288
Gross margin	28.8%	28.5%	31.0%	—%	28.9%	28.5%

Operating expenses	122,436	118,776	2,949	—	125,385	118,776
Expenses as a % of net sales	18.1%	18.4%	20.7%	—%	18.1%	18.4%

Operating income (loss)	72,697	65,512	1,469	—	74,166	65,512
Operating margin	10.7%	10.1%	10.3%	—%	10.7%	10.1%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	July - September 2016
The Melton Corporation	November 2015	2	July - September 2016
Seaboard Industries, Inc.	October 2015	3	July - September 2016

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first nine months of 2016:

December 31, 2015	336
Acquired locations	8
New locations	4
Consolidated locations	(2)
September 30, 2016	346

Net Sales

	Three Months Ended
	September 30,
(in millions)	2016	2015	Change
Net sales	$691.4	$645.8	$45.6	7%

Net sales for the third quarter of 2016 increased 7% compared to the third quarter of 2015, with base business sales up 5% for the period. The following factors impacted our sales growth (listed in order of estimated magnitude):

•
continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity as consumers invest in enhancing outdoor living spaces (see discussion below);

•	market share growth, particularly in building materials and commercial product categories (see discussion below);

•	increased chemical sales, our largest product category, up 5% from the same period of last year; and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 8% compared to the third quarter of 2015. Sales of equipment such as heaters, pumps, filters, chlorinators and lights, increased by 5% compared to the third quarter of 2015. The quarter to date sales growth rates in each of these categories are lower than their year to date growth rates primarily due to weather drivers in Texas. In the third quarter of last year, our sales in Texas benefited as customers aimed to catch up on projects following the heavy rains and flooding in the second quarter of 2015. The extreme rainfall experienced in Texas was not as prevalent in the second quarter of 2016, ultimately resulting in less of a backlog to fill in the third quarter of 2016.

Commercial product sales increased 13% compared to the third quarter of 2015. While this category represented only 3% of our consolidated net sales for the quarter, this growth reflects the increase in resources that we have assigned to this category.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2016	2015	Change
Gross profit	$199.6	$184.3	$15.3	8%
Gross margin	28.9%	28.5%

Gross margin for the third quarter of 2016 increased 40 basis points compared to the third quarter of 2015, largely reflecting gains from supply chain management initiatives this year.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2016	2015	Change
Operating expenses	$125.4	$118.8	$6.6	6%
Operating expenses as a % of net sales	18.1%	18.4%

Operating expenses increased 6% in the third quarter of 2016 compared to the third quarter of 2015, with base business operating expenses up 3% compared to the same period last year. While the overall increase in operating expenses includes expenses from our recent acquisitions, the increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses. Our operating expenses also include a $0.6 million goodwill impairment charge related to a previously disclosed at-risk reporting unit in Quebec, Canada. We have been monitoring this location’s results, which came in below expectations at the end of the 2016 pool season. As of September 30, 2016, the remaining goodwill balance for this reporting unit is $1.7 million.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net increased $0.5 million compared to the third quarter of 2015. The primary component is interest expense on our borrowings. Our weighted average effective interest rate increased to 2.0% for the third quarter of 2016 from 1.8% for the third quarter of 2015 on higher average outstanding debt of $426.7 million versus $403.7 million for the respective periods.

Income Taxes

Our effective income tax rate of 37.7% for the three months ended September 30, 2016 was comparable with our 37.6% effective income tax rate for the three months ended September 30, 2015. Our third quarter effective income tax rate is typically lower compared to other quarters. This is primarily due to the impact of the timing of our accounting for uncertain tax positions, including the expiration of statutes of limitations.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the third quarter of 2016 increased 13% to $44.5 million compared to the third quarter of 2015. Earnings per diluted share increased to $1.03 for the third quarter of 2016 versus $0.90 per diluted share for the comparable period in 2015.

Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2016	2015	2016	2015	2016	2015
Net sales	$2,089,745	$1,947,386	$35,823	$678	$2,125,568	$1,948,064

Gross profit	602,623	557,174	10,687	175	613,310	557,349
Gross margin	28.8%	28.6%	29.8%	25.8%	28.9%	28.6%

Operating expenses	360,025	346,805	7,169	301	367,194	347,106
Expenses as a % of net sales	17.2%	17.8%	20.0%	44.4%	17.3%	17.8%

Operating income (loss)	242,598	210,369	3,518	(126)	246,116	210,243
Operating margin	11.6%	10.8%	9.8%	(18.6)%	11.6%	10.8%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	April - September 2016
The Melton Corporation	November 2015	2	January - September 2016
Seaboard Industries, Inc.	October 2015	3	January - September 2016
Poolwerx Development LLC	April 2015	1	January - June 2016 and April - June 2015
St. Louis Hardscape Material & Supply, LLC	December 2014	1	January - March 2016 and January - March 2015

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2015, please refer to page 14 under the heading Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2016	2015	Change
Net sales	$2,125.6	$1,948.1	$177.5	9%

Net sales for the first nine months of 2016 increased 9% compared to the same period last year, with much of this growth resulting from the 7% improvement in base business sales. Warmer than normal weather across our seasonal markets kicked off 2016, allowing for accelerated pool openings and increased ability for customers to perform remodel, replacement and new construction activity earlier in the year. Strong execution, combined with neutral weather conditions in the second and third quarters and generally favorable industry conditions, supported our sales growth.

The following factors contributed to our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including some market recovery in remodeling and replacement activity (see discussion below);

•
overall warmer and drier weather in most of our seasonal markets during the first quarter of 2016, contributing to chemical sales growth of 6% and double digit sales growth in our filter and automatic pool cleaner product categories compared to the first nine months of 2015;

•	market share growth, particularly in building materials and commercial product categories; and

•	inflationary (estimated at approximately 1%) product cost increases.

Sales of building materials and tile grew by 11% compared to the first nine months of 2015. Our sustained growth in building materials primarily reflects market share gains, as we continue to work with our customers and suppliers to expand our product offerings, and also reflects the partial recovery in pool remodeling. Sales of equipment such as heaters, pumps, filters, chlorinators and lights, increased by 9% compared to first nine months of 2015 reflecting both the gradual recovery of replacement activity and increased demand for higher-priced, more energy-efficient products.

Commercial product sales, which represented only 3% of our consolidated net sales for first nine months of 2016, increased 17% compared to the first nine months of 2015 as we have increased the resources assigned to this category.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2016	2015	Change
Gross profit	$613.3	$557.3	$56.0	10%
Gross margin	28.9%	28.6%

Gross margin for the nine months ended September 30, 2016 increased approximately 30 basis points largely benefiting from improvements in supply chain management and internal pricing initiatives as well as the favorable product mix from pool openings earlier in the year. These favorable impacts were partially offset by an increase in customer early buy deliveries, as these sales include applicable discounts.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2016	2015	Change
Operating expenses	$367.2	$347.1	$20.1	6%
Operating expenses as a % of net sales	17.3%	17.8%

For the first nine months of 2016, operating expenses were up 6% over the same period last year, with base business operating expenses up 4%. While the overall increase in operating expenses includes expenses from our recent acquisitions, the increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses. By focusing on efficiencies and leveraging existing infrastructure, we were able to reduce operating expenses as a percentage of sales.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2016 increased $3.6 million compared to the same period last year. This increase includes $2.0 million in adjustments related to a non-operating note receivable. The remainder of the increase relates to interest expense on our borrowings. Our weighted average effective interest rate increased to 2.0% for the first nine months of 2016 from 1.8% for the same period of 2015 on higher average outstanding debt of $437.3 million versus $394.1 million for the respective periods.

Income Taxes

Our effective income tax rate was 38.2% for the nine months ended September 30, 2016 compared to 38.5% for the nine months ended September 30, 2015. The decline in our effective income tax rate is primarily the result of improved performance by our international entities and a lower impact from permanent items on the estimated higher pre-tax income base for 2016.

Net Income and Earnings Per Share

Earnings per share for the first nine months of 2016 increased to $3.39 per diluted share on Net income attributable to Pool Corporation of $146.3 million, compared to $2.83 per diluted share on Net income attributable to Pool Corporation of $125.8 million in the comparable 2015 period.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2016, the four quarters of 2015, and the fourth quarter of 2014.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2016			2015				2014
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income (Loss) Data
Net sales	$691,429	$918,889	$515,250	$415,075	$645,779	$851,855	$450,430	$376,442
Gross profit	199,551	270,736	143,023	118,295	184,288	248,260	124,801	106,020
Operating income (loss)	74,166	142,420	29,530	5,979	65,512	129,132	15,599	(732)
Net income (loss)	44,421	85,247	16,363	2,579	39,403	77,809	8,433	(1,979)

Balance Sheet Data
Total receivables, net	$233,405	$351,012	283,758	$156,756	$219,774	$318,498	$238,727	$140,645
Product inventories, net	455,156	493,254	595,393	474,275	412,587	473,362	559,260	466,962
Accounts payable	199,922	265,349	438,705	246,554	170,582	236,868	375,995	236,294
Total debt (1)	390,189	500,606	450,457	328,045	393,370	493,580	392,749	318,872

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2016 and 2015 Results

Similar to last quarter, weather conditions in the third quarter of 2016 varied throughout the United States creating a neutral overall impact on our results. The eastern half of the country experienced above average temperatures in the third quarter of 2016, including record high temperatures in the Northeast and parts of the Midwest. The western half of the United States experienced mostly normal temperatures in the third quarter of 2016, while Texas experienced above average precipitation. The conditions in Texas in the third quarter were in direct contrast to the weather in the same period last year when Texas was drying out from heavy precipitation, which lifted third quarter 2015 sales. California and the Northwest logged drier than normal conditions in the third quarter of 2016 compared to average precipitation last year.

In the second quarter of 2016, the Midwest and Northeast experienced more favorable conditions compared to 2015, with above average temperatures and much drier weather in June 2016 compared to June 2015. Although the extreme rainfall experienced in Texas and adjacent states was not as prevalent in the second quarter of 2016 as compared to 2015, Texas experienced above average precipitation yet another year. Florida and the Southeast experienced cooler temperatures compared to above average and record heat in certain areas last year. California and the Northwest experienced warm temperatures and normal levels of precipitation in the second quarter of both years.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2016	2015
Operating activities	$143,170	$77,983
Investing activities	(50,233)	(23,569)
Financing activities	(75,697)	(32,464)

Cash provided by operating activities of $143.2 million improved during the first nine months of 2016 compared to the first nine months of 2015 primarily due to our net income growth and the deferral of our third quarter estimated tax payments as allowed for areas affected by severe storms and flooding in Louisiana.

Cash used in investing activities for the first nine months of 2016 increased compared to the first nine months of 2015 mostly due to our second quarter 2016 acquisition of Metro Irrigation Supply Company Ltd. as well as higher capital expenditures for vehicle additions in the first nine months of this year.
Cash used in financing activities increased between periods, which reflects a $27.6 million increase in amounts used for share repurchases and a $5.0 million increase in dividends paid to shareholders during the first nine months of 2016 compared to the first nine months of 2015.

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
At September 30, 2016, there was $280.1 million outstanding, $180.9 million available for borrowing and a $4.0 million standby letter of credit outstanding under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of September 30, 2016, we had five interest rate swap contracts in place. These swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 1.185% on two separate notional amounts of $25.0 million each, totaling $50.0 million, 1.100% on a notional amount of $50.0 million, 1.050% on a notional amount of $25.0 million and 0.990% on a notional amount of $25.0 million.  Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility.  All five swap contracts terminated on October 19, 2016.
We also have three forward-starting interest rate swap contracts in place that were amended in October 2015. These swaps were amended to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these new swap contracts will convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Each of these forward-starting interest rate swap contracts became effective on October 19, 2016 and will terminate on November 20, 2019. In July 2016 we entered into a forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date. This swap contract will convert the Credit Facility’s variable interest rate to a fixed rate of 1.1425% on a notional amount of $150.0 million. The contract becomes effective on November 20, 2019 and terminates on November 20, 2020.
The weighted average effective interest rate for the Credit Facility as of September 30, 2016 was approximately 2.1%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2016, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2016, our average total leverage ratio equaled 1.51 (compared to 1.54 as of June 30, 2016) and the TTM average total debt amount used in this calculation was $423.3 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2016, our fixed charge ratio equaled 5.50 (compared to 5.43 as of June 30, 2016) and TTM Rental Expense was $52.0 million.

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

Our two-year Receivables Facility offers us a lower cost form of financing, with a peak funding capacity of up to $200.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $55.0 million to $135.0 million throughout the remaining months of the year. We expect to amend this facility in the fourth quarter of 2016 to increase the funding capacity and extend the October 16, 2017 maturity date by one year.
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
At September 30, 2016, there was $110.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.3%, excluding commitment fees.
As of September 30, 2016, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2015 Annual Report on Form 10-K.
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
As of October 24, 2016, $71.6 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires all excess tax benefits or deficiencies to be recognized as income tax expense or benefit in the income statement, and all excess tax benefits to be classified with other income tax cash flows as operating activities. This portion of the amendment should be applied prospectively. The guidance also changes the timing of when excess tax benefits are recognized and the methods available to an entity to estimate the impact of forfeitures related to share-based awards. These two amendment topics should be applied using a modified retrospective transition method, and would require recognition of cumulative-effect adjustments to equity as of the beginning of the period in which the guidance is adopted. The guidance also classifies cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows. This portion of the amendment should be applied retrospectively. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, but we are not early adopting this guidance. The adoption of this guidance may have a material positive impact on our income tax provision, net income and operating cash flows in periods in which employees elect to exercise their vested stock options or restrictions on share-based awards lapse (based on our comparison of our deferred tax assets for share-based compensation to the current intrinsic value of the underlying awards).

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments, which changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. ASU 2016-13 will be effective for annual periods beginning after December 15, 2019. Early adoption is permitted for all entities for annual periods beginning after December 15, 2018. We have not elected to early adopt this guidance. The guidance must be applied using a cumulative-effect transition method. We are currently evaluating the effect that ASU 2016-13 will have on our financial position, results of operations and related disclosures.

In September 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which may change the classification of certain cash receipts and cash payments on an entity’s statement of cash flows. The new guidance specifies how cash flows should be classified for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds for the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions from equity method investees and beneficial interests in securitization transactions. Current guidance for these topics is principles-based, requiring judgment in application and creating diversity in practice. ASU 2016-15 will be effective for annual periods beginning after December 15, 2017 and must be applied retrospectively. Early adoption is permitted for all entities. We have not elected to early adopt this guidance. We are currently evaluating the effect that ASU 2016-15 will have on our financial position and related disclosures.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2016, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
As previously disclosed, including in our Annual Report on Form 10-K for the year ended December 31, 2015, a number of purported anti-trust class action suits were filed against us in various United States District Courts in 2012.  The cases were transferred and consolidated before the Judicial Panel for Multidistrict Litigation, MDL Docket No. 2328, in the Eastern District of Louisiana.  The plaintiffs included indirect purchaser plaintiffs, purporting to represent indirect purchasers of swimming pool products in Arizona, California, Florida and Missouri, and direct purchaser plaintiffs, who are current or former customers.  On January 27, 2016, the Court granted summary judgment in our favor on the direct purchasers’ horizontal conspiracy claim. On April 29, 2016, the Court granted summary judgment in our favor on the direct purchasers’ and indirect purchasers’ vertical conspiracy claims. On July 1, 2016, the Court granted our motion for summary judgment on the remaining claims. Other than some minor administrative matters, this litigation is now concluded.
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2016:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1-31, 2016	1,383	$89.02	1,383	$144,210,398
August 1-31, 2016	23,500	$99.82	23,500	$141,864,678
September 1-30, 2016	369,200	$94.68	369,200	$106,910,315
Total	394,083	$94.96	394,083

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the third quarter of 2016.

(2)
In February 2016, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 24, 2016, $71.6 million of the authorized amount remained available under our current share repurchase program.
Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 30.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2016.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2016 and September 30, 2015;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2016 and September 30, 2015;

3.	Consolidated Balance Sheets at September 30, 2016, December 31, 2015 and September 30, 2015;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and
September 30, 2015; and

5.	Notes to Consolidated Financial Statements.