Form 10-K
period 2016-12-31
POOL CORP
filed 2017-02-24
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2016 was $3,780,739,528.
As of February 20, 2017, there were 41,156,023 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 29, 2017 for the
Annual Meeting to be held on May 2, 2017, are incorporated by reference in Part III of this Form 10-K.

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

As of December 31, 2016, we operated 344 sales centers in North America, Europe, South America and Australia through our four distribution networks:

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

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from the increased penetration of new pools. Of the approximately 80 million homes in the United States that have the economic capacity and the yard space to have a swimming pool, approximately 11% currently have a pool. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient products. The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize long-term growth rates similar to the pool industry. As irrigation system installations and landscaping often occur in tandem with new single-family home construction, we believe the continued trend in increased housing starts also offers significant opportunities for the irrigation and landscape industry.

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

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2014 P.K. Data, Inc. reports):

The replacement and refurbishment market currently accounts for close to 30% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling, is driven by the aging of the installed base of pools. The timing of these types of expenditures is more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.

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

The irrigation and landscape distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Irrigation activities account for approximately 50% of total spending in the irrigation industry, with the remaining 50% of spending related to power equipment, landscape and specialty outdoor products and accessories.  As such, our irrigation business is more heavily weighted toward new home construction activities compared to our pool business. Over the last five years, our irrigation and landscape business has benefited from the continued slow recovery of single-family home construction as irrigation system installations and landscaping projects typically correlate with, but lag, new home construction.

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments and equipment replacement.  We believe that over the long term, single-family housing turnover and home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment.

While we estimate that new pool construction has increased to approximately 65,000 - 70,000 new units in 2016 from the historically low levels experienced during the economic downturn, construction levels are still down approximately 65% - 70% compared to peak historical levels and down approximately 55% - 60% from what we consider normal levels.

Over the past five years, the pool industry has continued to show signs of recovery, mostly due to the gradual improvement in remodeling and replacement activity. Our consistent base business sales growth reflects increased consumer discretionary spending and higher replacement activities. Improvements in general external market factors in the United States including consumer confidence, employment, housing, access to consumer credit and economic expansion, largely support our base business growth. Over the last five years, we estimate the pool industry grew from 2% to 4% per year, with favorable weather accelerating growth in any given year and unfavorable weather impeding growth. In 2015 specifically, excessive precipitation impacted our industry in the second quarter; however a mild fall and delayed winter alleviated any contraction in industry growth rates. In 2016, an earlier start to the pool season due to warmer than usual temperatures and overall favorable weather throughout the rest of the year benefited the industry as a whole.

We believe there is potential for continued sales recovery due to the build-up of deferred replacement and remodeling activity over the next several years and our expectation is that new pool and irrigation construction levels will gradually normalize. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential investment, especially in outdoor lifestyle products. We expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 3% to 6% over this time period. As economic trends indicate that consumer spending has been slowly recovering and that residential construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

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

With our 2008 acquisition of National Pool Tile Group, Inc., we added a market leading brand of pool tile and composite pool finish products, and gained a position in a wider market. To increase operating efficiency and improve market reach, we have consolidated and repositioned NPT standalone sales centers and established NPT showrooms within certain existing sales centers. In addition to our 17 standalone NPT sales centers, we currently have over 80 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products.

We feel the growth opportunities for the NPT network closely align with those of our other networks, as we see continued opportunity to expand under the NPT brand. We also expect potential expansion of the network by broadening our product range and sourcing capabilities. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation/landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. While we are currently enjoying an expanding economy and improving housing market, which help fuel demand for these products, this business is more sensitive to these external market factors compared to our business overall.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers.  Given the more stabilized external environment, we have increased our focus on new sales center openings complemented by strategic acquisitions and consolidations, depending on our market presence. Since the beginning of 2014, we have opened 13 new sales centers, with 6 new sales centers in 2016. We expect to open between 6 and 8 new sales centers in 2017. Since the beginning of 2014, we have completed 8 acquisitions consisting of 21 sales centers (net of sales center consolidations within one year of acquisition).  The acquired locations in 2016 include 8 sales centers added to our Horizon network. Our locations that were consolidated in 2016 include 3 sales centers from our SCP network, 2 from our Horizon network and 1 from our SPP network, which represents a location that was acquired in 2015 and consolidated within one year of acquisition.  We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically. Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  We estimate that annual price inflation between 2014 and 2016 was consistent with the ten-year average. We anticipate price inflation will vary some by product lines, but will approximate the ten-year average overall in 2017.

Customers and Products

We serve over 100,000 customers. In 2016, sales to our largest 100 customers collectively accounted for just under 10% of our total sales. We estimate that sales to our largest 1,000 customers represented approximately 25% of our total sales in 2016. Notably, 98% of our customers are small, family-owned businesses with relatively limited capital resources. These core customers generated a large majority of our sales in 2016. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores, and specialty and internet retailers.

We sell our products primarily to the following types of customers:

•	swimming pool remodelers and builders;

•	specialty retailers that sell swimming pool supplies;

•	swimming pool repair and service businesses;

•	irrigation construction and landscape maintenance contractors; and

•	golf courses and other commercial customers.

We conduct our operations through 344 sales centers in North America, Europe, South America and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 52% of our 2016 net sales.  In 2016, we generated approximately 95% of our sales in North America, 5% in Europe and less than 1% in South America and Australia combined. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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

We offer our customers more than 160,000 manufacturer and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and landscape products and other pool construction and recreational products is the most comprehensive in the industry.  The types of products we sell are as follows:

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

We currently have over 500 product lines and over 50 product categories. Based on our 2016 product classifications, sales for our pool and spa chemicals product category as a percentage of total net sales was 13% in 2016, 2015 and 2014. In 2016 and 2015 chemical sales increased by 6% and 5%, respectively, with little benefit from pricing inflation. No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

Our maintenance, repair and replacement products are generally described as follows:

•	maintenance and minor repair (non-discretionary); and

•	major refurbishment and replacement (partially discretionary).

In 2016, the sale of maintenance and minor repair products accounted for approximately 60% of our sales and gross profits while approximately 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. As recently as five years ago, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction. This trend reflects a shift back toward a greater percentage of our sales coming from major refurbishment and replacement products due to an ongoing recovery of these activities since levels reached their historic low point in 2009.

Discretionary demand for products related to pool construction and remodeling has been an important factor in our historical base business sales growth.  We have realized sales growth over the past five years due to our ongoing expansion of these product offerings and the steady improvement in new construction, remodeling and economic trends. However, new pool construction remains approximately 65% - 70% below peak historic levels and approximately 55% - 60% below what we believe to be normal levels. We continue to identify new related product categories and we typically introduce new categories each year in select markets.  We then evaluate the performance in these test markets and focus on those product categories that we believe exhibit the best long-term growth potential.  We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

In recent years we have experienced product and customer mix changes, including a shift in consumer spending to higher value, lower margin products such as variable speed pumps, high efficiency heaters, LED lighting and irrigation and landscape equipment, which positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives and our expansion of building materials product offerings will help offset these gross margin declines and lead to somewhat flat gross margin trends over the next few years.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We distribute irrigation and landscape products through our Horizon network and tile, decking materials and interior pool finish products through our NPT network.  We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily for two reasons:

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

Our sales centers maintain well-stocked inventories to meet our customers’ immediate needs.  We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions. For additional information regarding our inventory management, see Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Inventory Obsolescence,” of this Form 10-K.

We also operate four centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to manage their shipments by offering seasonal terms to qualifying purchasers such as Pool Corporation.  These terms typically allow us to place orders in the fall at a modest discount, take delivery of product during the off-season months and pay for these purchases in the spring or early summer.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 8%, respectively, of the cost of products we sold in 2016.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and the only truly national wholesale distributor focused on the swimming pool industry in the United States.  We are also one of the top three distributors of irrigation and landscape products in the United States.  We face intense competition from many regional and local distributors in our markets and from one national wholesale distributor of irrigation and landscape products.  We also face competition, both directly and indirectly, from mass-market retailers and large pool supply retailers (both store-based and internet) who buy directly from manufacturers.

Some geographic markets we serve, particularly the four largest and higher pool density markets of California, Texas, Florida and Arizona, have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and landscape supply distribution are:

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

Employees

We employed approximately 3,900 people at December 31, 2016. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

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

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates for the past three fiscal years (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$2,354,726	$2,168,802	$2,037,001
International	216,077	194,337	209,561
	$2,570,803	$2,363,139	$2,246,562

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates for the past three fiscal years (in thousands):

	December 31,
	2016	2015	2014
United States	$79,064	$65,885	$51,027
International	4,226	3,969	5,448
	$83,290	$69,854	$56,475

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

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statements include the following:

The demand for our swimming pool, irrigation and related outdoor lifestyle products may be adversely affected by unfavorable economic conditions.

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

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools and irrigation systems. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Although we have seen improvement since 2010, tightening consumer credit could cause consumers to not be able to obtain financing for pool, irrigation and related outdoor projects, which could negatively impact our sales of construction-related products.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as irrigation installations and landscape maintenance. These weather conditions adversely affect sales of our products. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions, which could result in decreased pool and irrigation system installations and negatively impact our sales. For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Our distribution business is highly dependent on our ability to maintain favorable relationships with suppliers.

As a distribution company, maintaining favorable relationships with our suppliers is critical to our success. We believe that we add considerable value to the swimming pool and irrigation and landscape supply chains by purchasing products from a large number of manufacturers and distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own. We believe that we currently enjoy good relationships with our suppliers, who generally offer us competitive pricing, return policies and promotional allowances. However, any failure to maintain favorable relationships with our suppliers could have an adverse effect on our business.

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 8%, respectively, of the costs of products we sold in 2016. A decision by several suppliers, acting in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers could also adversely affect our business.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors and indirectly, against mass market retailers, large pool or landscape supply retailers and internet retailers as they compete against our customers for the business of pool owners and other end-use customers. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 52% of our net sales in 2016.

More aggressive competition by store- and internet-based mass merchants and large pool or landscape supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and irrigation and landscape related products has remained relatively constant. Should store- and internet-based mass market retailers increase their focus on the pool or irrigation and landscape industries, or increase the breadth of their pool and irrigation and landscape related product offerings, they may become a more significant competitor for our direct customers and end-use consumers which could have an adverse impact on our business. We may face additional competitive pressures if large pool or landscape supply retailers look to expand their customer base to compete more directly within the distribution channel.

We depend on our ability to attract, develop and retain highly qualified personnel.

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

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Since the beginning of 2014, we have opened 13 new sales centers (net of sales center consolidations) and we have completed 8 acquisitions consisting of 21 sales centers (net of sales center consolidations within one year of acquisition). While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2016, we generated approximately 63% of our net sales and 85% of our operating income in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and landscape installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

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

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemicals. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. We will attempt to anticipate future regulatory requirements that might be imposed and we will plan accordingly to remain in compliance with changing regulations and to minimize the costs of such compliance.

We store chemicals, fertilizers and other combustible materials that involve fire, safety and casualty risks.

We store chemicals and fertilizers, including certain combustibles and oxidizing compounds, at our sales centers. A fire, explosion or flood affecting one of our facilities could give rise to fire, safety and casualty losses and related liability claims. We maintain what we believe is prudent insurance protection. However, we cannot guarantee that our insurance coverage will be adequate to cover future claims that may arise or that we will be able to maintain adequate insurance in the future at rates we consider reasonable. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

We conduct business internationally, which exposes us to additional risks.

Our international operations, which accounted for 8% of our total net sales in 2016, expose us to certain additional risks, including:

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

We have designed numerous procedures and protocols to mitigate cybersecurity risks. We continually invest in information technology security and update our business continuity plan. However, the failure to maintain security over and prevent unauthorized access to our data, our customers’ personal information, including credit card information, or data belonging to our suppliers, could put us at a competitive disadvantage, result in damage to our reputation and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

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

As of December 31, 2016, we had 10 leases with remaining terms longer than seven years that expire between 2024 and 2027. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2016:

Network	12/31/15	New Locations	Consolidated Locations (2)(3)	Acquired Locations	12/31/16
SCP	161	2	(1)	—	162
Superior	65	1	(1)	—	65
Horizon	60	—	(2)	8	66
NPT (1)	15	2	—	—	17
Total Domestic	301	5	(4)	8	310
SCP International	35	1	(2)	—	34
Total	336	6	(6)	8	344

(1)
In 2014, we identified NPT as a separate network. In addition to the stand-alone NPT sales centers, there are over 80 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

(2)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.

(3)	We consolidated two of these locations near the end of 2016. While these are not in our sales center count at year end, the sales for 2016 are included in our consolidated net sales for the year.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2016:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	25	21	17	6	69
Texas	20	5	17	5	47
Florida	33	6	4	1	44
Arizona	6	6	10	2	24
Georgia	6	2	—	1	9
Nevada	2	3	3	—	8
Tennessee	5	3	—	—	8
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
New York	6	—	—	—	6
Louisiana	5	—	—	—	5
Missouri	3	1	—	1	5
New Jersey	3	2	—	—	5
Pennsylvania	3	1	—	1	5
Colorado	1	1	2	—	4
Illinois	3	1	—	—	4
Indiana	2	2	—	—	4
North Carolina	3	1	—	—	4
Ohio	2	2	—	—	4
Oregon	1	—	3	—	4
South Carolina	3	1	—	—	4
Virginia	2	1	1	—	4
Idaho	1	—	2	—	3
Oklahoma	2	1	—	—	3
Arkansas	2	—	—	—	2
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Maryland	1	—	1	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	162	65	66	17	310
International
Canada	13	—	—	—	13
France	5	—	—	—	5
Australia	4	—	—	—	4
Mexico	3	—	—	—	3
Portugal	2	—	—	—	2
United Kingdom	2	—	—	—	2
Belgium	1	—	—	—	1
Colombia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
Spain	1	—	—	—	1
Total International	34	—	—	—	34
Total	196	65	66	17	344

Item 3.  Legal Proceedings

From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. While the outcome of any litigation is inherently unpredictable, based on currently available facts we do not believe that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL.”  On February 8, 2017, there were approximately 37,614 holders of record of our common stock.  The table below sets forth the high and low closing sales prices of our common stock as well as dividends declared per common share for each quarter during the last two fiscal years.

	High	Low	Dividends Declared
Fiscal 2016
First Quarter	$87.96	$74.37	$0.26
Second Quarter	94.03	86.68	0.31
Third Quarter	102.51	93.02	0.31
Fourth Quarter	107.49	90.59	0.31

Fiscal 2015
First Quarter	$70.43	$62.21	$0.22
Second Quarter	71.80	64.89	0.26
Third Quarter	72.80	66.14	0.26
Fourth Quarter	84.16	72.63	0.26

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount eleven times including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2016.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total stockholder return on our common stock for the last five fiscal years with the total return on the S&P MidCap 400 Index and the NASDAQ Index for the same period, in each case assuming the investment of $100 on December 31, 2011 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalizations comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

Comparison of Cumulative Total Return
Pool Corporation,
S&P MidCap 400 Index and NASDAQ Index
400
300
200
100
0
2011
2012
2013
2014
2015
2016
Pool Corporation
S&P MidCap 400 Index
NASDAQ Index

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Pool Corporation	$100.00	$142.85	$199.03	$220.34	$284.51	$372.10
S&P MidCap 400 Index	100.00	117.88	157.37	172.74	168.98	204.03
NASDAQ Index	100.00	117.45	164.57	188.84	201.98	219.89

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2016.

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2016	449,600	$93.96	449,600	$64,667,024
November 1 – November 30, 2016	196,400	$92.12	196,400	$46,574,308
December 1 – December 31, 2016	1,700	$104.34	—	$46,574,308
Total	647,700	$93.43	646,000

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options and/or the exercise price of such options granted under our share-based compensation plans. There were 1,700 shares surrendered for this purpose in the fourth quarter of 2016.

(2)
In February 2016, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)
In 2016, we purchased a total of $175.6 million, or 2,028,517 shares, in the open market at an average price of $86.56 per share. As of February 20, 2017, our total authorization remaining was $46.6 million.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
	2016	2015	2014	2013	2012 (1)
Statement of Income Data
Net sales	$2,570,803	$2,363,139	$2,246,562	$2,079,700	$1,953,974
Operating income	255,859	216,222	188,870	165,486	144,869
Net income	148,603	128,224	111,030	97,330	81,972
Net income attributable to Pool Corporation	148,955	128,275	110,692	97,330	81,972
Earnings per share:
Basic	$3.56	$2.98	$2.50	$2.10	$1.75
Diluted	$3.47	$2.90	$2.44	$2.05	$1.71
Cash dividends declared per common share	$1.19	$1.00	$0.85	$0.73	$0.62

Balance Sheet Data
Working capital	$399,337	$356,899	$345,305	$313,843	$295,100
Total assets (2)	994,095	934,361	890,971	821,647	779,094
Total long-term debt, net, including current portion (2)	438,042	328,045	318,872	244,304	229,400
Stockholders’ equity	205,210	255,743	244,352	286,182	281,623

Other
Base business sales growth (3)	7%	5%	7%	6%	7%
Number of sales centers	344	336	328	321	312

(1)
In 2012, operating income, net income attributable to Pool Corporation and earnings per share amounts were significantly impacted by a $6.9 million non-cash goodwill impairment charge related to our United Kingdom reporting unit. The impact of this impairment charge on earnings was $0.14 per diluted share.

(2)
Upon adoption of Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, we now include financing costs, net of accumulated amortization as a component of long-term debt. For comparability across all periods presented on our Consolidated Balance Sheets, we reclassified certain amounts from Other assets, net in prior periods to Long-term debt, net to conform to our 2016 presentation.

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

2016 FINANCIAL OVERVIEW

Financial Results

2016 proved to be a year of excellent results. We attribute solid sales growth and even stronger profit growth to a combination of favorable weather and strong execution.

Net sales for the year ended December 31, 2016 increased 9% compared to 2015. Base business sales of 7% accounted for much of this increase. Warmer than average temperatures, especially in the beginning and end of the year, lengthened the 2016 season and benefited sales. Sales were also bolstered by growth in pool remodeling, equipment replacement, commercial products and swimming pool construction.

Gross profit for the year ended December 31, 2016 increased 10% over 2015. Gross profit as a percentage of net sales (gross margin) grew 20 basis points to 28.8% for 2016 compared to 28.6% in 2015. Gross margin for the year benefited from continued improvements in supply chain management and disciplined execution.

Selling and administrative expenses (operating expenses) for 2016 increased 6% from 2015, with base business operating expenses up approximately 4% over last year. The increase in base business operating expenses was primarily due to higher growth-driven labor costs, building rent and freight.

Operating income for the year improved 18% over 2015. Operating income as a percentage of net sales (operating margin) increased to 10.0% in 2016 compared to 9.1% in 2015.

Net income attributable to Pool Corporation increased 16% compared to 2015, while earnings per share was up 20% to $3.47 per diluted share.

Financial Position and Liquidity

Cash provided by operations was $165.4 million in 2016 and exceeded Net income by $16.8 million. Combined with $109.4 million in net proceeds from borrowings, cash from operating activities helped fund the following initiatives:

•	share repurchases in the open market of $175.6 million;

•	quarterly cash dividend payments to shareholders, totaling $49.7 million for the year;

•	net capital expenditures of $34.4 million; and

•	payments of $19.7 million for acquisitions.

Total net receivables, including pledged receivables, increased 6% compared to December 31, 2015, consistent with sales growth. Our allowance for doubtful accounts was $4.1 million at December 31, 2016 and $4.2 million at December 31, 2015.

Inventory levels grew 2% to $486.1 million at December 31, 2016 compared to $474.3 million at December 31, 2015. Our reserve for inventory obsolescence was $6.5 million at December 31, 2016 compared to $7.0 million at December 31, 2015. Our inventory turns, as calculated on a trailing four quarters basis, were 3.6 times at December 31, 2016 and 3.5 times at December 31, 2015.

Total debt outstanding of $438.0 million at December 31, 2016 increased $110.0 million or 34% compared to December 31, 2015 primarily due to increased share repurchases in 2016.

Current Trends and Outlook

Over the past five years, we estimate the pool industry grew from 2% to 4% per year due to the gradual improvement in remodeling and replacement activity. Improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion, largely support our base business growth. We feel these positive external trends have promoted increased consumer spending on higher value products that enhance swimming pools and outdoor living spaces. Our consistent base business sales growth reflects industry growth plus market share gains from existing customers expanding their businesses and our success in newer market initiatives such as hardscapes and commercial pools.

While we estimate that new pool construction has increased to approximately 65,000 - 70,000 new units in 2016 from the historically low levels experienced during the economic downturn, construction levels are still down approximately 65% - 70% compared to peak historical levels and down approximately 55% - 60% from what we consider normal levels. Favorable weather plays a role in industry growth by accelerating growth in any given year, while unfavorable weather impedes growth. In 2015 specifically, excessive precipitation impacted our industry in the second quarter; however a mild fall and delayed winter alleviated any contraction in industry growth rates. In 2016, an earlier start to the pool season due to warmer than usual temperatures and overall favorable weather throughout the rest of the year benefited the industry as a whole.

We believe there is potential for continued sales recovery due to the build-up of deferred replacement and remodeling activity over the next several years and our expectation is that the new pool and irrigation construction levels will gradually normalize. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential investment, especially in outdoor lifestyle products. We expect that market conditions in the United States will continue to improve, enabling further recovery of replacement, remodeling and new construction activity to normalized levels over the next 4 to 7 years. We expect that the industry will realize an annual growth rate of approximately 3% to 6% over this time period. As economic trends indicate that consumer spending has been slowly recovering and that residential construction activities will likely continue to gradually improve, we believe that we are well positioned to take advantage of both the eventual market recovery and the inherent long-term growth opportunities in our industry.

We established our initial outlook for 2017 based on reasonable expectations of organic market share growth, ongoing leverage of infrastructure and continuous process improvements. For 2017, we expect the macroeconomic environment in the United States will be quite similar to 2016. We expect to continue to gain market share through our comprehensive service and product offerings, which we continually diversify through internal sourcing initiatives and expansion into new markets. We also plan to broaden our geographic presence by opening 6 to 8 new sales centers in 2017 and by making selective acquisitions when appropriate opportunities arise.

The following section summarizes our outlook for 2017:

•	We project base business sales growth of 5% to 7%, impacted by the following factors and assumptions:

◦	assumed normal weather patterns for 2017, which contrasts with the favorable weather experienced in 2016, particularly in the first and fourth quarters;

◦	anticipated continued growth from replacement, remodeling and construction activity;

◦
an overall decrease in customer early buy shipments for the full year, mostly impacting the first quarter of 2017 (projected to bring down sales by 2% to 4% compared to the first quarter of 2016 and shift those sales into the remainder of the year);

◦	one less selling day for the full year for 2017 compared to 2016 due to one less selling day in the third quarter of 2017 (neutral selling days for all other quarters); and

◦	inflationary product cost increases of approximately 1% to 2%.

•
We expect relatively neutral gross margin trends for the full year, as we believe our sales growth will continue to be weighted toward sales of lower margin discretionary products. Adverse margin impacts should be offset by benefits from our efforts in supply chain management and internal pricing initiatives.

•	We project operating expenses will grow at approximately half the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations.

•
Excluding the impact from the adoption of new accounting standards, we expect our effective tax rate will be consistent with 2016. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Upon adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our comparison of our deferred tax assets for share‑based compensation to the current intrinsic value of the underlying awards, we expect to recognize material income tax benefits in periods when these transactions occur. We recorded excess tax benefits of $7.4 million in stockholders’ equity in 2016. However we expect the income tax benefit in 2017 will be higher based on the closing price of our common stock at December 31, 2016. The adoption of this guidance will also increase our diluted weighted average shares outstanding.

We project that 2017 earnings will range from $3.80 to $4.00 per diluted share, which does not include the expected favorable impact from the adoption of ASU 2016-09. We expect cash provided by operations will approximate net income for fiscal 2017, and subject to additional authorization by our Board of Directors, we anticipate that we will use $100.0 million to $150.0 million in cash for share repurchases.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.07% of net sales annually.  Write-offs as a percentage of net sales approximated 0.07% in 2016, 0.05% in 2015 and 0.10% in 2014. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2017.

At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end allowance for doubtful accounts balance to (i) current year write-offs and (ii) any significantly aged outstanding receivable balances. Based on our hindsight analysis, we concluded that the prior year allowance was within a range of acceptable estimates, but conservative overall as 2016 write-offs came in consistent with our five-year average but lower than previous historical trends. While we slightly lowered our general reserve percentage to account for declining write-offs in recent years, our overall reserve methodology and process for estimating specific reserves remains unchanged.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2016, pretax income would change by approximately $0.8 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2016).

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

We classify products into 13 classes at the sales center level based on sales at each location over the past 12 months (or 36 months for tile and 48 months for parts products). All inventory is included in these classes, except for special order non-stock items that lack a SKU in our system and products with less than 12 months of usage. The table below presents a description of these inventory classes:

Class 0	new products with less than 12 months usage (or 36 months for tile and 48 months for parts products)

Classes 1-4	highest sales value items, which represent approximately 80% of net sales at the sales center

Classes 5-12	lower sales value items, which we keep in stock to provide a high level of customer service

Class 13	products with no sales for the past 12 months at the local sales center level, excluding special order products not yet delivered to the customer

Null class	non-stock special order items

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2016, pretax income would change by approximately $1.3 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2016).

Vendor Programs

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve any of a number of measures.  These measures generally relate to the volume level of purchases from our vendors and may include negotiated pricing arrangements.  We account for vendor programs as vendor incentives, and accordingly as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time we recognize such incentives as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward the attainment of various levels within certain vendor programs. We accrue vendor incentives on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases, future inventory levels and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions.  Changes in our purchasing mix also impact our estimates, as program rates can vary depending on our volume of purchases from specific vendors.

We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor incentive accruals may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments tend to have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor arrangements are based on calendar year periods. We update our estimates for these arrangements at year end to reflect actual annual purchase levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor credits received to the prior year vendor receivable balances. Based on our hindsight analysis, we concluded that our vendor program estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

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

As of December 31, 2016, we have not provided for United States income taxes on undistributed earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If these earnings are repatriated to the United States in the future, or if we determine that the earnings will be remitted in the foreseeable future, additional tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

Each year, we prepare a return to provision analysis upon filing our income tax returns. Based on this hindsight analysis, we concluded that our prior year income tax provision was within a range of acceptable estimates and that our provision calculation methodology is appropriate. Differences between our effective income tax rate and federal and state statutory tax rates are primarily due to valuation allowances recorded for certain of our international subsidiaries with tax losses.

Performance-Based Compensation Accrual

The Compensation Committee of our Board (Compensation Committee) annually reviews our compensation structure to oversee management’s implementation of maintaining a program that attracts, retains, develops and motivates employees without leading to unnecessary risk taking. Our compensation packages include bonus plans that are specific to each group of eligible participants and their levels and areas of responsibility. The majority of our bonus plans have annual cash payments that are based primarily on objective performance criteria. We calculate bonuses based on the achievement of certain key measurable financial and operational results, including operating income and diluted earnings per share (EPS).

We use an annual cash performance award (annual bonus) to focus corporate behavior on short-term goals for growth, financial performance and other specific financial and business improvement metrics. Management sets the Company’s annual bonus objectives at the beginning of the bonus plan year using both historical information and forecasted results of operations for the current plan year. Management also establishes specific business improvement objectives for both our operating units and corporate employees. The Compensation Committee approves objectives for bonus plans involving executive management.

We also utilize our medium-term (three-year) Strategic Plan Incentive Program (SPIP) to provide senior management with an additional cash-based, pay-for-performance award based upon the achievement of specified earnings growth objectives. Payouts through the SPIP are based on three-year compounded annual growth rates (CAGRs) of our diluted EPS.

We record annual performance-based compensation accruals based on positive operating income achieved in a quarter as a percentage of total expected operating income for the year. We estimate total expected operating income for the current plan year using management’s estimate of the total overall incentives earned per the stated bonus plan objectives. Starting in June, and continuing each quarter through our fiscal year end, we adjust our estimated performance-based compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific objectives and management’s estimates related to the discretionary components of the bonus plans, if any.

We record SPIP accruals based on our total expected EPS for the current fiscal year and CAGR estimates for the succeeding two years. We base our current fiscal year estimates on the same assumptions used for our annual bonus calculation and our CAGR estimates on historical growth rates and projections for the remainder of the three-year performance periods.

Our quarterly performance-based compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts due to the following:

•	differences between estimated and actual performance;

•	our projections related to achievement of multiple-year performance objectives for our SPIP; and

•	the discretionary components of the bonus plans.

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year end to determine the accuracy of our performance-based compensation estimates. Based on our hindsight analysis, we concluded that our performance-based compensation accrual balances were within a reasonable range of acceptable estimates and that our estimation methodologies are appropriate.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2016, our goodwill balance was $184.8 million, representing approximately 19% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

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

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2016, we had 222 reporting units with allocated goodwill balances. The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million. In October 2016, 2015 and 2014, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. In the third quarter of 2016, we recorded a $0.6 million goodwill impairment charge related to an at-risk reporting unit in Quebec, Canada. We have been monitoring this location’s results, which came in below expectations at the end of the 2016 pool season. As of December 31, 2016, the remaining goodwill balance for this reporting unit was $1.7 million.

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

Based on the magnitude of its goodwill balance and the continued economic challenges in Italy, we currently consider our Italy reporting unit as at risk for goodwill impairment. Our most sensitive estimates pertain to this reporting unit’s product mix and the related impact on our gross margin projections, which are incorporated into our discounted cash flow assumptions. As of December 31, 2016, our at-risk reporting unit in Italy had a goodwill balance of $3.3 million. We also consider our reporting units in Quebec, Canada, as at risk for goodwill impairment. Results in Quebec began to fall below expectations in 2013, largely due to its heightened sensitivity to weather and certain execution challenges. We cannot be assured of favorable weather conditions in any given year, which strongly impact results for our Quebec reporting units. As of December 31, 2016, we have three reporting units in Quebec, with an aggregate goodwill balance of $2.6 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2014-09, Revenue from Contracts with Customers (ASU 2014-09). The FASB also issued subsequent amendments to ASU 2014-09 to provide clarification on the guidance. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, which for us will be in the period beginning January 1, 2018. We are continuing to perform our detailed evaluation, using a five-step model specified in the guidance, to assess the impacts of the new standard.

•
Under the new standard, revenue will be recognized when we satisfy our performance obligation by transferring promised goods or services to our customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics. Since our individual sales transactions are very similar in nature, we anticipate applying the guidance to all transactions as a portfolio. We expect that the effects of applying this guidance to the portfolio would not differ materially from applying the guidance to individual performance obligations within that portfolio.

•
Our revenue recognition will be achieved upon delivery of goods as there are no other promised services as part of our contracts with customers. Because shipping and handling activities are performed before the customer obtains control of the goods, we do not consider these activities to be a promised service to the customer. Rather shipping and handling are activities to fulfill our promise to transfer the goods. Product warranties do not constitute a performance obligation for us, as products are warrantied directly by the manufacturer.

•
To determine the amount of consideration which we expect to be entitled in exchange for transferring promised goods, we will consider if variable consideration exists. We will consider the terms of the contract and our customary business practices to determine the transaction price. We have reviewed our pricing policies and strategies including marketing, loyalty and incentive programs for the purpose of determining whether we have any variable or non-cash consideration. No material items were noted. In addition, we will review our current accounting policies related to returns, price concessions and volume discounts. We will continue our accounting policy election to exclude from revenue all amounts we collect and remit to governmental authorities.

•
The majority of our sales transactions do not require any additional performance obligation after delivery, therefore we do not have multiple performance obligations for which we will have to allocate the transaction price.

•	We expect to recognize revenue upon delivery to the customer as our performance obligation will be satisfied at that point in time.

We expect to apply the guidance using the cumulative-effect transition method. Based on our analysis performed to date, we do not expect the adoption of ASU 2014-09 will have a material impact on our financial position or results of operations but will result in additional disclosures regarding our revenue recognition policies.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This guidance requires all excess tax benefits or deficiencies to be recognized as income tax benefit or expense in the income statement, and all excess tax benefits to be classified with other income tax cash flows as operating activities. This portion of the amendment should be applied prospectively. The guidance also changes the timing of when excess tax benefits are recognized and the methods available to an entity to estimate the impact of forfeitures related to share-based awards. These two amendment topics should be applied using a modified retrospective transition method, and would require recognition of cumulative-effect adjustments to equity as of the beginning of the period in which the guidance is adopted. The guidance also classifies cash paid by an employer when directly withholding shares for tax-withholding purposes as a financing activity on the statement of cash flows. This portion of the amendment should be applied retrospectively. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016. Early adoption is permitted in any interim or annual period, but we are not early adopting this guidance. The adoption of this guidance will likely have a material positive impact on our income tax provision, net income and operating cash flows in periods in which employees elect to exercise their vested stock options or when restrictions on share-based awards lapse (based on our comparison of our deferred tax assets for share-based compensation to the current intrinsic value of the underlying awards).

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

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which may change the classification of certain cash receipts and cash payments on an entity’s statement of cash flows. The new guidance specifies how cash flows should be classified for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds for the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions from equity method investees and beneficial interests in securitization transactions. Current guidance for these topics is principles-based, requiring judgment in application and creating diversity in practice. ASU 2016-15 will be effective for annual periods beginning after December 15, 2017 and must be applied retrospectively. Early adoption is permitted for all entities. We have not elected to early adopt this guidance. We are currently evaluating the effect that ASU 2016-15 will have on our financial position and related disclosures.

In January 2017, the FASB issued ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment, which eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). ASU 2017-04 will be effective for annual and interim impairment tests performed in periods beginning after December 15, 2019 and should be applied prospectively. Early adoption is permitted for annual and interim goodwill impairment tests beginning after January 1, 2017. We are currently evaluating the effect that ASU 2017-04 will have on our financial position, results of operations and related disclosures.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2016	2015	2014
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.2	71.4	71.4
Gross profit	28.8	28.6	28.6
Operating expenses	18.9	19.4	20.2
Operating income	10.0	9.1	8.4
Interest and other non-operating expenses, net	0.6	0.3	0.3
Income before income taxes and equity earnings	9.4%	8.8%	8.1%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2016, 2015 and 2014.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2016 compared to Fiscal Year 2015

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2016	2015	2016	2015	2016	2015
Net sales	$2,525,164	$2,361,134	$45,639	$2,005	$2,570,803	$2,363,139

Gross profit	727,469	675,262	13,618	382	741,087	675,644
Gross margin	28.8%	28.6%	29.8%	19.1%	28.8%	28.6%

Operating expenses	475,048	458,599	10,180	823	485,228	459,422
Expenses as a % of net sales	18.8%	19.4%	22.3%	41.0%	18.9%	19.4%

Operating income (loss)	252,421	216,663	3,438	(441)	255,859	216,222
Operating margin	10.0%	9.2%	7.5%	(22.0)%	10.0%	9.1%

We have excluded the following acquisitions from base business for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	April - December 2016
The Melton Corporation	November 2015	2	January - December 2016 and November - December 2015
Seaboard Industries, Inc.	October 2015	3	January - December 2016 and November - December 2015
Poolwerx Development LLC	April 2015	1	January - June 2016 and April - June 2015
St. Louis Hardscape Material & Supply, LLC	December 2014	1	January - March 2016 and January - March 2015

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales centers during 2016:

December 31, 2015	336
Acquired	8
New locations	6
Consolidated locations	(6)
December 31, 2016	344

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2016	2015	Change
Net sales	$2,570.8	$2,363.1	$207.7	9%

Net sales increased 9% compared to 2015, with the 7% improvement in base business sales contributing much of this increase. Strong execution, combined with overall favorable weather conditions and generally favorable economic and industry conditions supported our sales growth.

The following factors benefited our sales growth (listed in order of estimated magnitude):

•	very favorable weather conditions, including the second warmest year on record in the continental United States;

•
continued consumer investments in enhancing outdoor living spaces, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	pool and spa chemical sales, our largest product category at 13% of total net sales, increased 6% over last year; and

•	inflationary (estimated at 1% to 2%) product cost increases.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, support our assertion that there continues to be increased spending in traditionally discretionary areas including pool construction, pool remodeling, as well as equipment upgrades. Sales of equipment such as swimming pool heaters, pumps, and lights, which represented 8%, 7%, and 7% of our total net sales, respectively, increased collectively by 9% compared to 2015. This increase reflects both the gradual recovery of replacement activity and increased demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, represent just over 9% of net sales for 2016 and grew by 14% compared to 2015.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories and growth in this area is reflected in the numbers above. These sales represented 4% of our consolidated net sales for 2016 and increased 16% compared to 2015 due primarily to our increased focus on the commercial market, as well as greater resources assigned to this area, including designated warehouse space, increased staffing and additional vendor relationships.

In terms of quarterly performance, base business sales increased 13% in the first quarter of 2016, as warmer than normal weather across our seasonal markets kicked off 2016, allowing for accelerated pool openings and increased ability for customers to perform remodel, replacement and new construction activity earlier in the year. As we have disclosed in recent years, 2016 customer early buy shipments again caused some second quarter sales to shift into the first quarter and accounted for approximately 3% of our first quarter 2016 sales growth. Neutral weather conditions in the second and third quarters coupled with strong execution contributed to our 6% and 5% base business sales growth in the second and third quarter of 2016, respectively. For our seasonally slow fourth quarter, base business sales increased 5% in 2016 over very strong fourth quarter 2015 results, as our sales benefited from warmer than average temperatures during this time period. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2016	2015	Change
Gross profit	$741.1	$675.6	$65.5	10%
Gross margin	28.8%	28.6%

Gross margin for 2016 increased approximately 20 basis points over 2015, and benefited from improvements in supply chain management and internal initiatives, as well as favorable product mix from pool openings earlier in the year. These favorable impacts were partially offset by an increase in customer early buy deliveries as these sales include applicable discounts. Quarterly gross margin comparisons varied throughout the year, with an increase of 10 basis points in the first quarter, which reflects the impact of customer early buy shipments. Gross margin increased 40 basis points in both the second and third quarters and increased 20 basis points in the seasonally slower fourth quarter.

Operating Expenses

(in millions)	Year Ended December 31,
	2016	2015	Change
Operating expenses	$485.2	$459.4	$25.8	6%
Operating expenses as a percentage of net sales	18.9%	19.4%

Operating expenses increased 6% compared to 2015, with base business operating expenses up 4%. While the increase in total operating expenses includes expenses from our more recent acquisitions, the increase in base business operating expenses was due primarily to higher growth-driven labor, building rent and freight expenses. Focusing on efficiencies and leveraging existing infrastructure enabled us to reduce operating expenses as a percentage of sales.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased $6.4 million compared to 2015. This increase includes $3.5 million related to a non-operating note receivable. The remaining component is primarily interest expense on debt, which increased $3.2 million over last year. Average outstanding debt was $424.6 million for 2016 versus $379.2 million for 2015. Our 2016 average outstanding debt balance reflects greater share repurchases than in 2015. Our weighted average effective interest rate increased to 2.2% for 2016 compared to 1.9% for 2015.

Income Taxes

Our effective income tax rate was 38.5% at both December 31, 2016 and December 31, 2015.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 16% to $149.0 million in 2016 compared to $128.3 million in 2015, while earnings per share increased 20% to $3.47 per diluted share compared to $2.90 per diluted share in 2015.

Fiscal Year 2015 compared to Fiscal Year 2014

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2015	2014	2015	2014	2015	2014
Net sales	$2,344,410	$2,238,929	$18,729	$7,633	$2,363,139	$2,246,562

Gross profit	669,037	640,259	6,607	3,081	675,644	643,340
Gross margin	28.5%	28.6%	35.3%	40.4%	28.6%	28.6%

Operating expenses	451,383	451,882	8,039	2,588	459,422	454,470
Expenses as a % of net sales	19.3%	20.2%	42.9%	33.9%	19.4%	20.2%

Operating income (loss)	217,654	188,377	(1,432)	493	216,222	188,870
Operating margin	9.3%	8.4%	(7.6)%	6.5%	9.1%	8.4%

For an explanation of how we calculate base business, please refer to the discussion of base business above under the heading “Fiscal Year 2016 compared to Fiscal Year 2015.”

For purposes of comparing operating results for the year ended December 31, 2015 to the year ended December 31, 2014, we excluded acquired sales centers from base business for the periods identified in the table below.

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

The following factors benefited our sales growth in 2015 (listed in order of estimated magnitude):

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

In terms of quarterly performance, base business sales increased 10% in the first quarter of 2015. Similar to 2014, our 2015 customer early buy shipments caused some second quarter sales to shift into the first quarter and accounted for approximately 3% of our first quarter 2015 sales growth. As discussed above, adverse weather conditions in the second quarter led to flat base business sales growth trends in the second quarter of 2015 compared to 2014. Normalized weather trends allowed us to generate 5% base business sales growth in the third quarter of 2015. For our seasonally slow fourth quarter, base business sales increased 10% in 2015, as our sales benefited from record warm temperatures during this time period. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

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

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased 8% compared to 2014. The primary component is interest expense on debt, which increased 6% over 2014. Average outstanding debt was $379.2 million for 2015 versus $342.9 million for 2014. Our weighted average effective interest rate was 1.9% for both 2015 and 2014.

Income Taxes

Our effective income tax rate was 38.5% at December 31, 2015 compared to 38.9% at December 31, 2014. The decline in our effective income tax rate was primarily a result of improved performance by our international entities in 2015.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 16% to $128.3 million in 2015 compared to $110.7 million in 2014, while earnings per share increased 19% to $2.90 per diluted share compared to $2.44 per diluted share in 2014.

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2016, we generated approximately 63% of our net sales and 85% of our operating income in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2016 and 2015. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$515,250	$918,889	$691,429	$445,235	$450,430	$851,855	$645,779	$415,075
Gross profit	143,023	270,736	199,551	127,777	124,801	248,260	184,288	118,295
Operating income	29,530	142,420	74,166	9,743	15,599	129,132	65,512	5,979
Net income	16,363	85,247	44,421	2,572	8,433	77,809	39,403	2,579

Net sales as a % of annual net sales	20%	36%	27%	17%	19%	36%	27%	18%
Gross profit as a % of annual gross profit	19%	37%	27%	17%	18%	37%	27%	18%
Operating income as a % of annual operating income	12%	56%	29%	4%	7%	60%	30%	3%

Balance Sheet Data
Total receivables, net	$283,758	$351,012	$233,405	$166,151	$238,727	$318,498	$219,774	$156,756
Product inventories, net	595,393	493,254	455,156	486,116	559,260	473,362	412,587	474,275
Accounts payable	438,705	265,349	199,922	230,728	375,995	236,868	170,582	246,554
Total debt (1)	450,457	500,606	390,189	438,042	392,749	493,580	393,370	328,045

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation products

Unseasonably cool weather or	•	Fewer pool and irrigation installations
extraordinary amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus positively impacting our sales
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on Fiscal Year 2016 to Fiscal Year 2015 Comparisons

Warmer than normal weather across nearly all markets in the United States benefited our first quarter of 2016 sales growth. Warmer weather early in the season accelerates pool openings and allows for increased purchases of chemicals and maintenance supplies for existing pools. By comparison, our year-round markets experienced similar favorable weather conditions in the first quarter of 2015, while our seasonal markets, particularly in the northeast United States and eastern Canada, experienced cooler than normal temperatures. The unusually early warm weather in the first quarter of 2016 in our seasonal markets benefited our first quarter sales. Growth in our California markets in the first quarter of 2016 was impacted by unfavorable weather comparisons to the same period of 2015 due to higher winter precipitation and average temperatures in 2016 versus record warm temperatures in 2015.

In the second quarter of 2016, the Midwest and Northeast experienced more favorable conditions compared to 2015, with above average temperatures and much drier weather in June 2016 compared to June 2015. Although the extreme rainfall experienced in Texas and adjacent states was not as prevalent in the second quarter of 2016 as compared to 2015, Texas experienced above average precipitation yet another year. Florida and the Southeast experienced cooler temperatures compared to above average and record heat in certain areas in 2015. California and the Northwest experienced warm temperatures and normal levels of precipitation in the second quarter of both years.

Weather conditions in the third quarter of 2016 varied throughout the United States creating a neutral overall impact on our results. The eastern half of the country experienced above average temperatures, including record high temperatures in the Northeast and parts of the Midwest. The western half of the United States experienced mostly normal temperatures, while Texas experienced above average precipitation. The conditions in Texas in the third quarter of 2016 were in direct contrast to the weather in the same period of 2015 when Texas was drying out from heavy precipitation, lifting third quarter 2015 sales. California and the Northwest logged drier than normal conditions in the third quarter of 2016 compared to average precipitation last year. Most of the United States experienced warm temperatures during the fourth quarter of 2016, allowing projects to continue through the remainder of the year and contributing to sales growth over the prior year.

Weather Impacts on Fiscal Year 2015 to Fiscal Year 2014 Comparisons

In the first quarter of 2015, we benefited from favorable weather in most of our year-round markets, which experienced warmer than normal temperatures for this time of year. These warmer temperatures contributed to sales growth in maintenance products, such as chemicals, in these markets. Our seasonal markets experienced cooler than normal temperatures, particularly in the Northeast United States and eastern Canada, which experienced another year of near record cold temperatures and substantial snowfall, inhibiting sales growth in these areas. After our strong start, adverse weather conditions in the second quarter of 2015 negatively impacted sales in several important markets.

The second quarter of 2015 marked the wettest on record for much of Texas and Oklahoma and reflected significant precipitation for most states in the South and Central United States. This excessive precipitation significantly impacted our second quarter sales, delaying construction projects and reducing spending on related discretionary products. Cooler than normal temperatures in the Midwest and the Northeast in June of 2015, coupled with substantial rainfall, also delayed pool openings and hampered sales growth in these seasonal markets.

Weather conditions improved in the back half of the year as our third quarter 2015 sales benefited from a return to more normalized weather. The warmer than average temperatures and drier than normal conditions experienced throughout much of the United States later in the third quarter contributed to our sales growth. A mild September in the Northeast, which continued well into the fourth quarter of 2015, also extended the season in these markets. As reflected in our fourth quarter of 2015 sales growth, most areas east of the Mississippi River experienced the warmest temperatures on record through November and December.

Our largest, year-round markets experienced quite different weather conditions in 2014 as temperatures in Florida were normal to above average, and the West experienced warmer than average to record high temperatures almost all year, especially California and Arizona. However, severe drought conditions persisted in parts of California and Arizona through the second quarter of 2014, which limited second quarter sales growth in these markets. Temperatures and rainfall were closer to normal in Texas and the Southeast United States during the second quarter, which provided some relief from the difficult conditions we faced in other areas. Despite rainfall during the third and fourth quarters of 2014, severe drought conditions continued to afflict California. Drought conditions also developed in Texas, while the Southwest accumulated significant rainfall during the third quarter of 2014. In our seasonally slow fourth quarter, temperatures and precipitation levels ranged from normal to above average for most of the United States.

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

Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.4% of net sales in 2016, 1.0% of net sales in 2015 and 0.8% of net sales in 2014. Going forward, we project capital expenditures will be 1.0% to 1.5% of net sales as we expand facilities and purchase delivery vehicles to address growth opportunities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Operating activities	$165,378	$146,050	$121,815
Investing activities	(55,643)	(37,793)	(27,811)
Financing activities	(99,672)	(107,804)	(81,983)

Cash provided by operations of $165.4 million in 2016 exceeded net income by $16.8 million.  Compared to 2015, cash provided by operations increased primarily due to higher net income. In 2015, cash provided by operations exceeded net income by $17.8 million and improved compared to 2014 due to our net income growth and working capital management.

Cash used in investing activities increased in 2016 due to an increase of $15.2 million in payments for acquisitions compared to 2015. Our 2015 cash used in investing activities reflects $4.5 million in net payments to fund three acquisitions. Our 2014 cash used in investing activities includes $10.6 million in net payments to fund four acquisitions. An additional $5.3 million of net capital expenditures in 2016 compared to 2015 funded our continued investment in new vehicles, equipment and technology. Cash used in investing activities for 2016 also includes $1.6 million in net payments to fund a revolving note under a credit agreement, which we entered into as a lender in 2015. For additional information regarding the revolving note, see Note 1 of our “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Cash used in financing activities decreased in 2016, primarily due to higher net borrowings on our debt arrangements. We had $109.4 million of net proceeds from our debt arrangements in 2016 compared to $8.9 million in 2015. We repurchased $175.6 million of shares in the open market in 2016, up $83.2 million compared to 2015. Cash used in financing activities in 2015 increased over 2014, reflecting lower net borrowings on our debt arrangements due to the increase in cash provided by operating activities and the decrease in share repurchases compared to 2014. We had net proceeds from our debt arrangements of $73.4 million in 2014, while we repurchased $132.3 million of shares in the open market.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we will continue to utilize our two major credit facilities; our Revolving Credit Facility (the Credit Facility) and our Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see Note 5 of our “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Revolving Credit Facility

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
At December 31, 2016, there was $354.5 million outstanding and $110.5 million available for borrowing, subject to a $4.0 million standby letter of credit outstanding under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  In 2016, we had five interest rate swap contracts in place that terminated on October 19, 2016.  We currently have three interest rate swap contracts that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per the contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million.  Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility.  These interest rate swap contracts will terminate on November 20, 2019.

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
The weighted average effective interest rate for the Credit Facility as of December 31, 2016 was approximately 2.6%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2016, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2016, our average total leverage ratio equaled 1.56 (compared to 1.61 as of December 31, 2015) and the TTM average total debt amount used in this calculation was $442.8 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2016, our fixed charge ratio equaled 5.41 (compared to 5.18 as of December 31, 2015) and TTM Rental Expense was $52.4 million.

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

Receivables Securitization Facility

As amended on October 28, 2016, our two-year Receivables Facility offers us a lower cost form of financing, with a peak funding capacity of up to $220.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $65.0 million to $150.0 million throughout the remaining months of the year.
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
At December 31, 2016, there was $83.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.5%, excluding commitment fees.

As of December 31, 2016, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2017.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 20, 2017, $46.6 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Contractual Obligations

At December 31, 2016, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$439,154	$1,105	$83,500	$354,549	$—
Operating leases	182,376	47,324	72,996	42,166	19,890
	$621,530	$48,429	$156,496	$396,715	$19,890

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments (in thousands) related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2016 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2016 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Note 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for more information related to our unrecognized tax benefits.

		Estimated Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$34,207	$9,482	$17,515	$7,210	$—

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

In 2016, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portions of our outstanding balances under the Credit Facility and the Receivables Facility that were not covered by our interest rate swap contracts were both subject to variable interest rates. To calculate the potential impact in 2016 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $4.4 million and earnings per share would have decreased by approximately $0.06 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2016). The maximum amount available under the Credit Facility is $465.0 million excluding the $75.0 million accordion feature and the maximum amount available under the Receivables Facility is $180.0 million excluding the $40.0 million seasonal increase in capacity available from March 1 to July 31.

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

Currency Risk

We have subsidiaries in Canada, the United Kingdom, Belgium, France, Germany, Italy, Portugal, Spain, Mexico, Colombia and Australia. Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 8% of total net sales in 2016, our exposure to currency rate fluctuations could be material in 2017 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Colombia	Colombian Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited the accompanying consolidated balance sheets of Pool Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Pool Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pool Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework), and our report dated February 24, 2017 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 24, 2017

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2016	2015	2014
Net sales	$2,570,803	$2,363,139	$2,246,562
Cost of sales	1,829,716	1,687,495	1,603,222
Gross profit	741,087	675,644	643,340
Selling and administrative expenses	485,228	459,422	454,470
Operating income	255,859	216,222	188,870
Interest and other non-operating expenses, net	14,481	8,072	7,485
Income before income taxes and equity earnings	241,378	208,150	181,385
Provision for income taxes	92,931	80,137	70,559
Equity earnings in unconsolidated investments, net	156	211	204
Net income	148,603	128,224	111,030
Net (income) loss attributable to noncontrolling interest	352	51	(338)
Net income attributable to Pool Corporation	$148,955	$128,275	$110,692

Earnings per share:
Basic	$3.56	$2.98	$2.50
Diluted	$3.47	$2.90	$2.44
Weighted average shares outstanding:
Basic	41,872	43,105	44,281
Diluted	42,984	44,254	45,441

Cash dividends declared per common share	$1.19	$1.00	$0.85

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Net income	$148,603	$128,224	$111,030
Other comprehensive income (loss):
Foreign currency translation adjustments	(1,661)	(9,046)	(6,271)
Change in unrealized gains and losses on interest rate swaps, net of the change in taxes of $(839), $653 and $194	1,312	(1,021)	(303)
Total other comprehensive income (loss)	(349)	(10,067)	(6,574)
Comprehensive income	148,254	118,157	104,456
Comprehensive loss attributable to noncontrolling interest	378	448	18
Comprehensive income attributable to Pool Corporation	$148,632	$118,605	$104,474

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2016	2015
Assets
Current assets:
Cash and cash equivalents	$21,956	$13,237
Receivables, net	61,437	54,173
Receivables pledged under receivables facility	104,714	102,583
Product inventories, net	486,116	474,275
Prepaid expenses and other current assets	15,318	11,946
Deferred income taxes	6,016	5,530
Total current assets	695,557	661,744

Property and equipment, net	83,290	69,854
Goodwill	184,795	172,761
Other intangible assets, net	13,326	11,845
Equity interest investments	1,172	1,231
Other assets	15,955	16,926
Total assets	$994,095	$934,361

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$230,728	$246,554
Accrued expenses and other current liabilities	64,387	56,591
Short-term borrowings and current portion of long-term debt and other long-term liabilities	1,105	1,700
Total current liabilities	296,220	304,845

Deferred income taxes	34,475	29,808
Long-term debt, net	436,937	326,345
Other long-term liabilities	18,966	14,955
Total liabilities	786,598	675,953

Redeemable noncontrolling interest	2,287	2,665

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 41,089,720 shares issued and outstanding at December 31, 2016 and 42,711,016 shares issued and outstanding at December 31, 2015	41	43
Additional paid-in capital	403,162	374,138
Retained deficit	(183,915)	(104,709)
Accumulated other comprehensive loss	(14,078)	(13,729)
Total stockholders’ equity	205,210	255,743
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$994,095	$934,361

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2016	2015	2014
Operating activities
Net income	$148,603	$128,224	$111,030
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,338	16,373	14,495
Amortization	1,639	1,015	1,387
Share-based compensation	9,902	9,543	9,065
Excess tax benefits from share-based compensation	(7,370)	(7,706)	(5,524)
Provision for doubtful accounts receivable, net of write-offs	(155)	197	(539)
Provision for inventory obsolescence, net of write-offs	(448)	576	(687)
Provision for deferred income taxes	3,749	4,198	6,986
(Gains) losses on sales of property and equipment	(320)	230	179
Equity earnings in unconsolidated investments, net	(156)	(211)	(204)
Net losses on foreign currency transactions	679	774	277
Impairments of goodwill and other non-operating assets	4,113	500	—
Other	923	(869)	206
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(5,666)	(16,656)	(12,751)
Product inventories	(8,050)	(10,848)	(30,409)
Prepaid expenses and other assets	(3,077)	(434)	(2,265)
Accounts payable	(17,896)	9,956	20,090
Accrued expenses and other current liabilities	18,570	11,188	10,479
Net cash provided by operating activities	165,378	146,050	121,815

Investing activities
Acquisition of businesses, net of cash acquired	(19,730)	(4,483)	(10,648)
Purchases of property and equipment, net of sale proceeds	(34,352)	(29,095)	(17,328)
Payments to fund credit agreement	(5,322)	(8,860)	—
Collections from credit agreement	3,737	4,557	—
Other investments, net	24	88	165
Net cash used in investing activities	(55,643)	(37,793)	(27,811)

Financing activities
Proceeds from revolving line of credit	1,154,090	911,712	820,720
Payments on revolving line of credit	(1,072,557)	(890,406)	(763,429)
Proceeds from asset-backed financing	155,000	143,400	121,600
Payments on asset-backed financing	(126,500)	(156,000)	(106,000)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	18,442	8,119	3,607
Payments on short-term borrowings, long-term debt and other long-term liabilities	(19,037)	(7,948)	(3,075)
Payments of deferred financing costs	(69)	(320)	(394)
Excess tax benefits from share-based compensation	7,370	7,706	5,524
Proceeds from stock issued under share-based compensation plans	11,752	18,269	13,530
Payments of cash dividends	(49,749)	(43,117)	(37,600)
Purchases of treasury stock	(178,414)	(99,219)	(136,466)
Net cash used in financing activities	(99,672)	(107,804)	(81,983)
Effect of exchange rate changes on cash and cash equivalents	(1,344)	(2,046)	(5,197)
Change in cash and cash equivalents	8,719	(1,593)	6,824
Cash and cash equivalents at beginning of year	13,237	14,830	8,006
Cash and cash equivalents at end of year	$21,956	$13,237	$14,830

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Income (Loss)	Total
Balance at December 31, 2013	45,379	$45	$310,503	$(27,278)	$2,912	$286,182
Net income attributable to Pool Corporation	—	—	—	110,692	—	110,692
Foreign currency translation	—	—	—	—	(6,271)	(6,271)
Interest rate swaps, net of the change in taxes of $194	—	—	—	—	(303)	(303)
Repurchases of common stock, net of retirements	(2,421)	(2)	—	(136,464)	—	(136,466)
Share-based compensation	—	—	9,065	—	—	9,065
Issuance of shares under incentive stock plans, including tax benefit of $5,524	553	1	19,052	—	—	19,053
Declaration of cash dividends	—	—	—	(37,600)	—	(37,600)
Balance at December 31, 2014	43,511	44	338,620	(90,650)	(3,662)	244,352
Net income attributable to Pool Corporation	—	—	—	128,275	—	128,275
Foreign currency translation	—	—	—	—	(9,046)	(9,046)
Interest rate swaps, net of the change in taxes of $653	—	—	—	—	(1,021)	(1,021)
Repurchases of common stock, net of retirements	(1,448)	(2)	—	(99,217)	—	(99,219)
Share-based compensation	—	—	9,543	—	—	9,543
Issuance of shares under incentive stock plans, including tax benefit of $7,706	648	1	25,975	—	—	25,976
Declaration of cash dividends	—	—	—	(43,117)	—	(43,117)
Balance at December 31, 2015	42,711	43	374,138	(104,709)	(13,729)	255,743
Net income attributable to Pool Corporation	—	—	—	148,955	—	148,955
Foreign currency translation	—	—	—	—	(1,661)	(1,661)
Interest rate swaps, net of the change in taxes of $(839)	—	—	—	—	1,312	1,312
Repurchases of common stock, net of retirements	(2,064)	(2)	—	(178,412)	—	(178,414)
Share-based compensation	—	—	9,902	—	—	9,902
Issuance of shares under incentive stock plans, including tax benefit of $7,370	443	—	19,122	—	—	19,122
Declaration of cash dividends	—	—	—	(49,749)	—	(49,749)
Balance at December 31, 2016	41,090	$41	$403,162	$(183,915)	$(14,078)	$205,210

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2016, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our), operated 344 sales centers in North America, Europe, South America and Australia from which we sell swimming pool equipment, parts and supplies, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

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

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $8.4 million was owed as of December 31, 2016. Amounts funded under the credit agreement are recorded within Other assets on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

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

Newly Adopted Accounting Pronouncements

Upon adoption of Accounting Standards Update (ASU) 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs (ASU 2015-03), we now include financing costs, net of accumulated amortization as a component of long-term debt. For comparability across all periods presented on our Consolidated Balance Sheets, we reclassified certain amounts from Other assets, net in 2015 to Long-term debt, net to conform to our 2016 presentation. For additional information related to our deferred financing costs and amounts reclassified, see Note 5.

As required, we adopted ASU 2014-15, Presentation of Financial Statements - Going Concern (ASU 2014-15), as of December 31, 2016. Based on management’s evaluation, which included forecasting results covering the one-year period following our 2016 Form 10-K filing date, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern. Accordingly the adoption of this guidance did not have an impact on our financial position, results of operations and related disclosures.

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

We offer volume incentives to some of our customers and we account for these incentives as an adjustment to sales. We estimate the amount of volume incentives earned based on our estimate of cumulative sales for the fiscal year relative to our customers’ progress toward achieving minimum purchase requirements. We record customer returns, including those associated with early buy programs, as an adjustment to sales. Based on available information related to our customers’ returns, we record an allowance for estimated returns, which historically has not been material. Other items that we record as adjustments to sales include cash discounts, pricing adjustments and credit card fees related to customer payments.

We also report sales net of tax amounts that we collect from our customers and remit to governmental authorities. These tax amounts may include, but are not limited to, sales, use, value added and some excise taxes.

We are currently evaluating the impact of adopting ASU 2014-09, Revenue from Contracts with Customers (ASU 2014-09) and subsequent amendments issued to provide clarifications on the new guidance. We expect to apply the guidance using the cumulative-effect transition method. Based on our analysis performed to date, we do not expect the adoption of ASU 2014-09 will have a material impact on our financial position or results of operations but will result in additional disclosures regarding our revenue recognition policies. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, which for us will be in the period beginning January 1, 2018.

Vendor Programs

Many of our arrangements with our vendors provide for us to receive specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for vendor programs as vendor incentives, and accordingly as a reduction of the prices of the vendors’ products and therefore as a reduction of inventory until we sell the products, at which time such incentives are recognized as a reduction of Cost of sales on our Consolidated Statements of Income.

Throughout the year, we estimate the amount earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning each program. We accrue vendor incentives on a monthly basis using these estimates, provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual credits earned based on actual purchase levels and trends related to sales and purchasing mix. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor incentives that are deferred in inventory. We recognize changes in our estimates as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2016	2015	2014
$39,879	$36,783	$38,674

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2016	2015	2014
$7,011	$7,127	$6,894

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.7 million in 2016, $0.8 million in 2015 and $0.3 million in 2014.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contract and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2016	2015
Level 2
Unrealized gains on interest rate swaps	$1,521	$—
Unrealized losses on interest rate swaps	3,138	3,295

Level 3
Contingent consideration liabilities	$1,611	$806

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

As of December 31, 2016, our Consolidated Balance Sheets reflect $0.2 million in Accrued expenses and other current liabilities and $1.4 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation and Metro Irrigation Supply Company Ltd. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for The Melton Corporation and a multiple of gross profit for Metro Irrigation Supply Company Ltd., we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). The maximum total payout for Metro Irrigation Supply Company Ltd. over this time period is $1.0 million. Since the acquisition dates, we have recorded minimal adjustments to our original estimates based on the calculated 2017 payouts related to the fiscal year ended December 31, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. We have determined that the contingent consideration liability was in a range of acceptable estimates as of December 31, 2016.

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments (Level 1 inputs). For the note receivable with our variable interest entity, our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to collectibility (Level 3 inputs). In 2016, we recorded $3.5 million of fair value adjustments to reduce the note receivable to an amount that was based on the results of our discounted cash flow model for expected payments under the note receivable. The carrying value of this note receivable, including adjustments, approximates fair value. The carrying value of long-term debt approximates fair value.  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

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

For our interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in 2016, 2015 or 2014. In October 2016 we began reclassifying the fair values related to our original forward-starting swaps from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net. These unrealized losses will be amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. For additional discussion of our interest rate swaps, see Note 5.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2016	2015	2014
Balance at beginning of year	$4,205	$4,008	$4,547
Bad debt expense	1,199	1,110	1,167
Write-offs, net of recoveries	(1,354)	(913)	(1,706)
Balance at end of year	$4,050	$4,205	$4,008

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the average cost method, or market. We establish our reserve for inventory obsolescence based on inventory turns by class with particular emphasis on stock keeping units with the weakest sales over the previous 12 months (or 36 months for tile and 48 months for parts products). The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2016	2015	2014
Balance at beginning of year	$6,979	$6,403	$7,103
Provision for inventory write-downs	2,036	3,043	1,535
Deduction for inventory write-offs	(2,484)	(2,467)	(2,235)
Balance at end of year	$6,531	$6,979	$6,403

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2016	2015	2014
$20,338	$16,373	$14,495

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment in 2016, 2015 or 2014.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	2016	2015	2014
Redeemable noncontrolling interest, beginning of period	$2,665	$3,113	$—
Acquisition date value	—	—	3,131
Net income (loss) attributable to noncontrolling interest	(352)	(51)	338
Other comprehensive loss attributable to noncontrolling interest	(26)	(397)	(356)
Redeemable noncontrolling interest, end of period	$2,287	$2,665	$3,113

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2016	2015
Foreign currency translation adjustments	$(13,024)	$(11,362)
Unrealized losses on interest rate swaps, net of tax	(1,054)	(2,367)
Accumulated other comprehensive loss	$(14,078)	$(13,729)

Retained Deficit

We account for the retirement of treasury share repurchases as an increase of our Retained deficit on our Consolidated Balance Sheets.  As of December 31, 2016, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,093.3 million and cumulative dividends declared of $367.7 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2016	2015	2014
Cash paid during the year for:
Interest	$8,052	$6,316	$6,481
Income taxes, net of refunds	80,378	65,668	58,405

Note 2 - Acquisitions

2016 Acquisitions

In April 2016, we acquired the distribution assets of Metro Irrigation Supply Company Ltd., an irrigation and landscape supply company with eight locations in Texas.

We have completed our acquisition accounting for this acquisition, subject to adjustments for standard holdback provisions per the terms of the purchase agreement, which are not material. This acquisition did not have a material impact on our financial position or results of operations.

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

In 2016, we completed the acquisition accounting for each of our 2015 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate

2014 Acquisitions

In February 2014, we acquired certain distribution assets of Atlantic Chemical & Aquatics Inc., a regional swimming pool products distributor based in Nova Scotia with two sales center locations serving the Maritime Provinces of Canada. In March 2014, we acquired certain distribution assets of DFW Stone Supply, LLC, a distributor of natural stone and rock products and masonry supplies with two sales center locations in the Dallas, Texas metropolitan area. In July 2014, we purchased a 60% controlling interest in PSL, a distributor of swimming pool and spa equipment, accessories and leisure products, with one sales center located in Brisbane, Australia. As part of this transaction, PSL acquired Niagara Pool Supplies (Niagara), a distributor of pool products, with two sales centers in New South Wales, Australia. In December 2014, we acquired certain distribution assets of St. Louis Hardscape Material & Supply, LLC, a hardscape and landscaping materials supplier with one location in St. Louis, Missouri. Because this acquisition was completed on December 31, 2014, we have included the results of this acquired company beginning January 1, 2015.

In 2015, we completed the acquisition accounting for each of our 2014 acquisitions. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2014	$183,190
Acquired goodwill	1,149
Foreign currency translation adjustments	(2,312)
Goodwill (gross) at December 31, 2015	182,027

Accumulated impairment losses at December 31, 2014	(9,266)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2015	(9,266)

Goodwill (net) at December 31, 2015	$172,761

Goodwill (gross) at December 31, 2015	$182,027
Acquired goodwill	12,696
Foreign currency translation adjustments	(49)
Goodwill (gross) at December 31, 2016	194,674

Accumulated impairment losses at December 31, 2015	(9,266)
Goodwill impairment	(613)
Accumulated impairment losses at December 31, 2016	(9,879)

Goodwill (net) at December 31, 2016	$184,795

In the third quarter of 2016, we performed an interim goodwill impairment analysis for an at-risk reporting unit in Quebec, Canada. We have been monitoring this location’s results, which came in below expectations at the end of the 2016 pool season. Due to this impairment indicator, we performed an interim goodwill impairment analysis. We estimated the fair value of this reporting unit based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We projected future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. Because the carrying value of this reporting unit’s goodwill exceeded its estimated fair value, we recorded a non-cash goodwill impairment charge in Selling and administrative expenses on the Consolidated Statements of Income.

In October 2016 and October 2015, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. As of October 1, 2016, we had 222 reporting units with allocated goodwill balances.  The highest goodwill balance was $5.7 million and the average goodwill balance was $0.8 million.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2016	2015
Horizon tradename (indefinite life)	$8,400	$8,400
Pool Systems tradename and trademarks (indefinite lives)	1,023	1,040
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	4,396	1,953
Patents (5 year weighted average useful life)	483	492
Other intangible assets	15,802	13,385
Less: Accumulated amortization	(2,476)	(1,540)
Other intangible assets, net	$13,326	$11,845

The Horizon and Pool Systems tradenames and trademarks have indefinite useful lives and are not subject to amortization.  However, we evaluate the useful lives of these intangible assets and test for impairment annually.  The NPT tradename, our non-compete agreements and our patents have finite useful lives and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives. We have not identified any indicators of impairment related to these assets. The useful lives for our non-compete agreements are based on their contractual terms, and the useful lives for our patents are based on expected future cash flows. We recognize expenses related to patent renewal costs as incurred.

Other intangible amortization expense was $1.0 million in 2016, $0.4 million in 2015 and $0.8 million in 2014.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2017	$888
2018	886
2019	747
2020	700
2021	219

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2016	2015
Receivables, net:
Trade accounts	$18,533	$17,835
Vendor programs	44,842	38,444
Other, net	2,112	2,099
Total receivables	65,487	58,378
Less: Allowance for doubtful accounts	(4,050)	(4,205)
Receivables, net	$61,437	$54,173

Prepaid expenses and other current assets:
Prepaid expenses	$13,584	$11,919
Other current assets	1,734	27
Prepaid expenses and other current assets	$15,318	$11,946

Property and equipment, net:
Land	$1,685	$1,925
Buildings	2,465	2,465
Leasehold improvements	38,348	33,518
Autos and trucks	53,371	35,832
Machinery and equipment	45,535	39,518
Computer equipment	39,251	39,271
Furniture and fixtures	9,951	9,164
Fixed assets in progress	2,065	6,173
Total property and equipment	192,671	167,866
Less: Accumulated depreciation	(109,381)	(98,012)
Property and equipment, net	$83,290	$69,854

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$8,878	$6,433
Performance-based compensation	32,226	29,090
Taxes payable	8,424	8,889
Other current liabilities	14,859	12,179
Accrued expenses and other current liabilities	$64,387	$56,591

Note 5 - Debt

The table below presents the components of our debt as of December 31, 2016 and December 31, 2015 (in thousands):

	December 31,
	2016	2015
Variable rate debt
Current portion of long-term debt:
Australian Seasonal Credit Facility (described below)	$1,105	$1,700

Long-term portion:
Revolving Credit Facility (described below)	354,549	273,015
Receivables Securitization Facility (described below)	83,500	55,000
Less: financing costs, net	1,112	1,670
Long-term debt, net	$436,937	$326,345
Total debt	$438,042	$328,045

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

At December 31, 2016, there was $354.5 million outstanding and $110.5 million available for borrowing, subject to a $4.0 million standby letter of credit outstanding under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2016 was approximately 2.6%, excluding commitment fees.

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

Receivables Securitization Facility

On October 28, 2016, we and certain of our subsidiaries entered into an amendment of our two-year accounts receivable securitization facility (the Receivables Facility). As amended, the Receivables Facility has a peak seasonal funding capacity of up to $220.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $65.0 million to $150.0 million throughout the remaining months of the year.

The Receivables Facility provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due to the financial institutions.

The Receivables Facility is subject to terms and conditions (including representations, covenants and conditions precedent) customary for transactions of this type. Failure to maintain certain ratios or meet certain of these covenants could trigger an amortization event.

At December 31, 2016, there was $83.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.5%, excluding commitment fees.

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

Cash Pooling Arrangement

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. We also pay a commitment fee on the borrowing capacity of €10.0 million. This fee is paid annually in advance. As of December 31, 2016, there were no amounts outstanding under the overdraft facility.

Interest Rate Swaps

In 2016, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on the Credit Facility.  Each of these swap contracts terminated on October 19, 2016.  These swaps converted the variable interest rates to fixed interest rates on borrowings under the Credit Facility. For these interest rate swaps, we recognized no gains or losses through income, nor was there any effect on income from hedge ineffectiveness over the term of these swap contracts. The following table provides additional details related to each of these swap contracts:

Derivative	Effective Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	November 21, 2011	$25.0	1.185%
Interest rate swap 2	November 21, 2011	25.0	1.185%
Interest rate swap 3	December 21, 2011	50.0	1.100%
Interest rate swap 4	January 17, 2012	25.0	1.050%
Interest rate swap 5	January 19, 2012	25.0	0.990%

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015. These swaps were amended to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility following the October 19, 2016 termination date of the swap contracts described above. Concurrent with this amendment of these contracts, we de-designated the original hedge arrangements and designated the amended forward-starting interest rate swap contracts as cash flow hedges. As amended, these swap contracts terminate on November 20, 2019.

In 2015, we recognized a benefit as a result of our determination of ineffectiveness for the period. In the first quarter of 2016, these forward-starting interest rate swaps were deemed highly effective, and the benefit previously recognized was reversed, resulting in $0.6 million in expense. There was no benefit or expense recognized in the second and third quarters of 2016 as these swaps continued to be highly effective for the periods. In the fourth quarter of 2016, we recognized a benefit of $0.5 million as a result of minimal ineffectiveness for that period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 6	October 1, 2015	$75.0	2.273%
Interest rate swap 7	October 1, 2015	25.0	2.111%
Interest rate swap 8	October 1, 2015	50.0	2.111%

To account for the de-designation of the original forward-starting swaps, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive income (loss). These unrealized losses, which total $3.7 million, are being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. In the fourth quarter of 2016, we recorded expense of $0.4 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

In July 2016 we entered into a new forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date. This swap contract will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. This contract becomes effective on November 20, 2019 and terminates on November 20, 2020. The following table provides additional details related to this new swap contract:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap	July 6, 2016	$150.0	1.1425%

The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $1.3 million in 2016, $1.4 million in 2015 and $1.4 million in 2014.

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

As of December 31, 2016, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. Upon adoption of ASU 2015-03, we now record these costs as a component of Long-term debt, net on our Consolidated Balance Sheets and continue to amortize them over the contractual life of the related debt arrangement. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2016	2015
Deferred financing costs:
Balance at beginning of year	$4,814	$4,494
Financing costs deferred	69	320
Balance at end of year	4,883	4,814

Accumulated amortization of deferred financing costs	(3,771)	(3,144)
Deferred financing costs, net of accumulated amortization	$1,112	$1,670

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  The 2007 LTIP replaced the 2002 Long-Term Incentive Plan, which is discussed below, and the SCP Pool Non-Employee Directors Equity Incentive Plan, which was terminated in 2006 and had no stock options outstanding at December 31, 2016. In May 2016, our stockholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2016, we had 4,808,577 shares available for future issuance including 1,278,350 shares that may be issued as restricted stock.

Stock options granted under the Amended 2007 LTIP have an exercise price equal to our stock’s closing market price on the grant date and expire ten years from the grant date. Restricted stock awards granted under the Amended 2007 LTIP are issued at no cost to the grantee.  Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the Company.  Share-based awards to our employees generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date. Share‑based awards to the chairman of the Board and our non-employee directors vest one year from the grant date.

Beginning with 2016 grants, certain restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria discussed above. The award provides for a three-year performance period, and the performance metric may be achieved during any consecutive three-year period beginning January 1, 2016 through December 31, 2020. If the performance metric fails to be met by the end of the performance period ending December 31, 2020, then all shares of performance-based restricted stock will be immediately forfeited and canceled. We have concluded attainment of these performance conditions to be probable since the grant date.

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

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2016:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2015	2,741,745	$31.50
Granted	155,225	80.95
Less: Exercised	343,237	30.12
Forfeited	2,850	28.47
Balance at December 31, 2016	2,550,883	$34.70	4.22	$177,637,707

Exercisable at December 31, 2016	1,800,183	$24.19	2.94	$144,276,703

The following table presents information about stock options outstanding and exercisable at December 31, 2016:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 18.00 to $ 20.34	1,100,811	2.22	$19.65	1,100,811	$19.65
$ 20.35 to $ 45.61	947,497	4.48	33.83	696,372	31.22
$ 45.62 to $ 102.41	502,575	8.13	69.30	3,000	59.23
	2,550,883	4.22	$34.70	1,800,183	$24.19

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2016	2015	2014
Options exercised	343,237	543,028	441,833
Cash proceeds	$10,340	$17,137	$12,451
Intrinsic value of options exercised	$21,094	$22,676	$13,132
Tax benefits realized	$7,891	$8,326	$5,018

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2016		2015		2014
Expected volatility	29.7%		33.8%		37.7%
Expected term	7.1	years	7.2	years	7.2	years
Risk-free interest rate	1.75%		1.95%		2.26%
Expected dividend yield	1.5%		1.5%		1.5%
Grant date fair value	$22.86		$22.57		$21.07

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

The following table presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2016	2015	2014
Share-based compensation expense	$3,735	$3,688	$3,632
Recognized tax benefits	1,409	1,331	1,388

At December 31, 2016, the unamortized compensation expense related to stock option awards totaled $3.5 million.  We anticipate that this expense will be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

The table below presents restricted stock awards activity under our share-based plans for the year ended December 31, 2016:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2015	301,760	$51.18
Granted (at market price)(1)	80,579	83.34
Less: Vested	95,420	38.70
Forfeited	1,900	69.55
Balance unvested at December 31, 2016	285,019	$64.33

(1) The majority of these shares contain performance-based vesting conditions.

At December 31, 2016, the unamortized compensation expense related to the restricted stock awards totaled $3.8 million.  We anticipate that this expense will be recognized over a weighted average period of 1.5 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2016	2015	2014
Shares vested	95,420	147,619	212,794
Fair value of restricted stock awards vested	$7,960	$10,182	$12,354

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2016	2015	2014
Share-based compensation expense	$5,993	$5,513	$5,203

Employee Stock Purchase Plan

In March 1998, the Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

a.
as amended in May 2016, the closing price of our common stock at the end of a six month plan period ending either July 31 or January 31 (prior to the amendment, the six month plan period ended on June 30 or December 31); or

b.	the average of the beginning and ending closing prices of our common stock for such six month period.

No more than 956,250 shares of our common stock may be issued under the ESPP. For the one six month offering period in 2016 and the two six month offering periods in 2015 and 2014, our employees purchased the following aggregate number of shares:

2016	2015	2014
8,649	22,555	22,508

The grant date fair value for the most recent ESPP purchase period ended June 30, 2016 was $20.42 per share.  Share-based compensation expense related to our ESPP was $0.2 million in 2016, $0.3 million in 2015 and $0.2 million in 2014.

Note 7 - Income Taxes

Income before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2016	2015	2014
United States	$234,646	$203,269	$178,497
Foreign	6,732	4,881	2,888
Total	$241,378	$208,150	$181,385

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2016	2015	2014
Current:
Federal	$77,000	$65,676	$54,447
State and other	12,182	10,263	9,126
Total current provision for income taxes	89,182	75,939	63,573

Deferred:
Federal	4,079	4,568	6,942
State and other	(330)	(370)	44
Total deferred provision for income taxes	3,749	4,198	6,986
Provision for income taxes	$92,931	$80,137	$70,559

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2016	2015	2014
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	0.10	0.20	0.43
Other, primarily state income tax rate	3.40	3.30	3.47
Total effective tax rate	38.50%	38.50%	38.90%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Product inventories	$7,010	$7,101
Accrued expenses	3,978	3,303
Allowance for doubtful accounts	396	606
Total current	11,384	11,010
Component reclassified for net presentation	(5,368)	(5,480)
Total current, net	6,016	5,530

Leases	1,920	1,786
Share-based compensation	13,778	13,422
Uncertain tax positions	2,746	2,092
Net operating losses	5,735	5,485
Interest rate swaps	674	1,513
Other	2,465	1,159
Total non-current	27,318	25,457
Less: Valuation allowance	(5,735)	(5,485)
Component reclassified for net presentation	(20,781)	(18,755)
Total non-current, net	802	1,217

Total deferred tax assets	6,818	6,747

Deferred tax liabilities:
Trade discounts on purchases	2,698	3,001
Prepaid expenses	2,670	2,479
Total current	5,368	5,480
Component reclassified for net presentation	(5,368)	(5,480)
Total current, net	—	—

Intangible assets, primarily goodwill	42,930	40,197
Depreciation	12,326	8,366
Total non-current	55,256	48,563
Component reclassified for net presentation	(20,781)	(18,755)
Total non-current, net	34,475	29,808

Total deferred tax liabilities	34,475	29,808

Net deferred tax liability	$27,657	$23,061

At December 31, 2016, certain of our international subsidiaries had tax loss carryforwards totaling approximately $22.2 million, which expire in various years after 2017.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $5.7 million as of December 31, 2016 and $5.5 million as of December 31, 2015.  We have recorded a corresponding valuation allowance of $5.7 million and $5.5 million in the respective years.

Upon adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, we will classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separately presenting net deferred tax assets or liabilities as current or noncurrent. Also, we will no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances will also be required to be classified as noncurrent. ASU 2015-17 will be effective for annual periods beginning after December 15, 2016, which for us will be in the period beginning January 1, 2017. We do not expect the adoption of ASU 2015-17 will have an impact on our results of operations, but it will change the presentation of our financial position and disclosures related to deferred tax assets and liabilities.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards.  To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit in stockholders’ equity. We recorded excess tax benefits of $7.4 million in 2016 and $7.7 million in 2015. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, we will be required to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. The adoption of this guidance will likely have a material positive impact on our income tax provision in periods in which employees elect to exercise their vested stock options or restrictions on share-based awards lapse. ASU 2016-09 will be effective for annual periods beginning after December 15, 2016, which for us will be in the period beginning January 1, 2017.

As of December 31, 2016, United States income taxes were not provided on earnings of our foreign subsidiaries, as we have invested or expect to invest the undistributed earnings indefinitely.  If in the future these earnings are repatriated to the United States, or if we determine that the earnings will be remitted in the foreseeable future, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We hold, through our affiliates, cash balances in the countries in which we operate, including amounts held outside the United States. Most of the amounts held outside the United States could be repatriated to the United States, but, under current law, may be subject to United States federal income taxes, less applicable foreign tax credits.  Repatriation of some foreign balances is restricted by local laws including the imposition of withholding taxes in some jurisdictions. We have not provided for the United States federal tax liability on these amounts, and for financial statement purposes, these foreign cash balances are considered indefinitely reinvested as of December 31, 2016 and are intended to be used to fund current cash flow needs in the countries where held.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2016	2015	2014
Balance at beginning of year	$5,978	$4,690	$3,837
Increases for tax positions taken during a prior period	10	410	—
Increases for tax positions taken during the current period	2,819	1,782	1,664
Decreases resulting from the expiration of the statute of limitations	961	904	811
Decreases relating to settlements	—	—	—
Balance at end of year	$7,846	$5,978	$4,690

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $5.1 million at December 31, 2016 and $3.9 million at December 31, 2015.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.2 million in 2016, interest expense $0.1 million in 2015 and minimal interest expense in 2014.  Accrued interest related to unrecognized tax benefits was approximately $0.7 million at December 31, 2016 and $0.5 million at December 31, 2015.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014
Net income	$148,603	$128,224	$111,030
Net (income) loss attributable to noncontrolling interest	352	51	(338)
Net income attributable to Pool Corporation	$148,955	$128,275	$110,692
Weighted average shares outstanding:
Basic	41,872	43,105	44,281
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,112	1,149	1,160
Diluted	42,984	44,254	45,441

Earnings per share:
Basic	$3.56	$2.98	$2.50
Diluted	$3.47	$2.90	$2.44

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	1	—	169

(1)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

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

2016	2015	2014
$63,940	$60,129	$60,214

The table below sets forth the approximate future minimum lease payments as of December 31, 2016 related to non-cancelable facility operating leases and the non-cancelable portion of certain equipment operating leases with initial terms of one year or more (in thousands):

2017	$47,324
2018	39,908
2019	33,088
2020	26,211
2021	15,955
Thereafter	19,890

Upon adoption of ASU 2016-02, Leases, we will be required to record most leases on our balance sheets and recognize expenses in a manner similar to current guidance. We will also be required to provide enhanced disclosures related to our lease agreements. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. We are currently evaluating the effect that ASU 2016-02 will have on our financial position, results of operations and related disclosures.

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 54,800 square feet of office space.  In May 2005 we amended the lease agreement, which had a ten year term. In June 2013, we exercised an option to extend the term of a portion of the lease agreement through May 2020. In March 2015 we exercised a second option to extend the term of the lease agreement through May 2025.  As of December 31, 2016, we pay rent of $86,767 per month.

In January 2002, we entered into a lease agreement with S&C Development, LLC (S&C) for additional warehouse space adjacent to our Mandeville, Louisiana sales center.  The sole owner of S&C is A. David Cook, a Pool Corporation executive officer.  This lease expired in November 2014 and we relocated this sales center to a new facility leased from an unrelated third party.

The table below presents rent expense associated with these leases for the past three years (in thousands):

	2016	2015	2014
NCC	$1,035	$1,016	$989
Other	—	—	64
Total	$1,035	$1,016	$1,053

Note 11 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which is a defined contribution plan and provides benefits for substantially all employees who meet length of service requirements. Eligible employees are able to contribute up to 75% of their compensation, subject to the federal dollar limit. For plan participants, we provide a matching contribution. We contribute a total maximum match on employee contributions of up to 4% of their compensation, with a 100% match on the first 3% of compensation deferred and a 50% match on deferrals between 3% and 5% of compensation. We also offer defined contribution plans for certain of our international entities. The plan funding is calculated as a percentage of the employee’s earnings and in compliance with local laws and practices. The related expense is not material and is included in the matching contributions - defined contribution plans line item in the table below.

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

The table below sets forth our matching contributions for the past three years (in thousands):

	2016	2015	2014
Matching contributions - defined contribution plans	$5,817	$5,583	$5,235
Matching contributions - deferred compensation plan	194	218	233

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2016				2015
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$515,250	$918,889	$691,429	$445,235	$450,430	$851,855	$645,779	$415,075
Gross profit	143,023	270,736	199,551	127,777	124,801	248,260	184,288	118,295
Net income	16,363	85,247	44,421	2,572	8,433	77,809	39,403	2,579
Net income attributable to Pool Corporation	16,371	85,435	44,534	2,615	8,419	77,924	39,447	2,486
Earnings per share:
Basic	$0.39	$2.03	$1.06	$0.06	$0.19	$1.80	$0.92	$0.06
Diluted	$0.38	$1.98	$1.03	$0.06	$0.19	$1.75	$0.90	$0.06

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2016, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2016, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2016, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Pool Corporation

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in the Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). Pool Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Pool Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pool Corporation as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows of Pool Corporation for each of the three years in the period ended December 31, 2016, and our report dated February 24, 2017 expressed an unqualified opinion thereon.

New Orleans, Louisiana
February 24, 2017

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2017 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2017 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2017 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2017 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2017 Proxy Statement to be filed with the SEC.

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

Item 16.  Form 10-K Summary

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2017.

POOL CORPORATION

By:	/s/ WILSON B. SEXTON
Wilson B. Sexton, Chairman of the Board
and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2017.

Signature:	Title:

/s/ WILSON B. SEXTON
Wilson B. Sexton	Chairman of the Board and Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Senior Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ JOHN E. STOKELY
John E. Stokely	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Amended and Restated SCP Pool Corporation 2002 Long-Term Incentive Plan.		10-K	000-26640	03/01/2005
10.3	*	Form of Stock Option Agreement under 2002 Long‑Term Incentive Plan.		10-K	000-26640	03/01/2005
10.4	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2016
10.5	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.6	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan		10-K	000-26640	02/26/2016
10.7	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.8	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.9	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.10	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.11	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.12	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.	X	10-K	000-26640	02/24/2017
10.13	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.14	*	Form of Indemnity Agreement for Directors and Officers.		10-Q	000-26640	10/29/2004
10.15
Lease Agreement (Mandeville Warehouse) entered into as of January 16, 2002, by and between S&C Development Company, LLC and SCP Distributors, LLC, as amended by First Amendment entered into as of February 11, 2002 by and between S&C Development Company, LLC and SCP Distributors, LLC,
				10-Q	000-26640	07/30/2004
10.16		as amended by Second Amendment entered into as of January 16, 2007 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	03/01/2007
10.17		as amended by Third Amendment entered into as of October 7, 2013 by and between S&C Development Company, LLC and SCP Distributors, LLC.		10-K	000-26640	02/27/2014
10.18	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.19	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.20		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.21	*	Pool Corporation Executive Officer Annual Incentive Plan		8-K	000-26640	05/06/2016
10.22
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
				10-Q	000-26640	10/31/2011
10.23		as amended by Second Amendment entered into as of April 1, 2013.		10-Q	000-26640	07/31/2013
10.24		as amended by Third Amendment entered into as of June 14, 2013.		10-Q	000-26640	07/31/2013
10.25		as amended by Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement entered into as of September 20, 2013.		8-K	000-26640	09/24/2013
10.26		as amended by Fifth Amendment to Credit Agreement entered into as of July 25, 2014.		10-Q	000-26640	10/30/2014
10.27		as amended by Sixth Amendment to Credit Agreement entered into as of November 20, 2014.		8-K	000-26640	11/25/2014
10.28		Consent to Extension of the Amended and Restated Credit Agreement entered into as of November 20, 2015.		8-K	000-26640	11/20/2015
10.29	*	Pool Corporation Strategic Plan Incentive Program.		8-K	000-26640	05/06/2016
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
				8-K	000-26640	10/17/2013
10.32		as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.33		as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.34		as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.35		as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.36		as amended by Sixth Amendment to the Receivables Purchase Agreement dated as of October 28, 2016.		8-K	000-26640	10/31/2016
10.37		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2016, December 31, 2015 and December 31, 2014;

3.	Consolidated Balance Sheets at December 31, 2016 and December 31, 2015;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2016, December 31, 2015 and December 31, 2014;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2016, December 31, 2015 and December 31, 2014; and

6.	Notes to Consolidated Financial Statements.