Form 10-Q
period 2017-03-31
POOL CORP
filed 2017-04-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer” “accelerated filer” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     YES ☐    NO ☒

As of April 24, 2017, there were 41,339,255 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2017

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2017	2016
Net sales	$546,441	$515,250
Cost of sales	392,820	372,227
Gross profit	153,621	143,023
Selling and administrative expenses	122,623	113,493
Operating income	30,998	29,530
Interest and other non-operating expenses, net	3,647	2,964
Income before income taxes and equity earnings	27,351	26,566
Provision for income taxes	5,119	10,228
Equity earnings in unconsolidated investments, net	38	25
Net income	22,270	16,363
Net loss attributable to noncontrolling interest	11	8
Net income attributable to Pool Corporation	$22,281	$16,371

Earnings per share:
Basic	$0.54	$0.39
Diluted	$0.52	$0.38
Weighted average shares outstanding:
Basic	41,192	42,226
Diluted	42,877	43,317

Cash dividends declared per common share	$0.31	$0.26

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Net income	$22,270	$16,363
Other comprehensive income:
Foreign currency translation adjustments	1,396	2,453
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(183) and $913	285	(1,428)
Total other comprehensive income	1,681	1,025
Comprehensive income	23,951	17,388
Comprehensive income attributable to noncontrolling interest	(137)	(104)
Comprehensive income attributable to Pool Corporation	$23,814	$17,284

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2017	2016	2016 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$13,409	$9,965	$21,956
Receivables, net	61,264	67,802	61,437
Receivables pledged under receivables facility	228,755	215,956	104,714
Product inventories, net	647,884	595,393	486,116
Prepaid expenses and other current assets	15,740	13,022	15,318
Deferred income taxes	—	5,536	6,016
Total current assets	967,052	907,674	695,557

Property and equipment, net	97,140	78,210	83,290
Goodwill	185,062	173,605	184,795
Other intangible assets, net	13,172	11,835	13,326
Equity interest investments	1,174	1,271	1,172
Other assets	17,269	20,646	15,955
Total assets	$1,280,869	$1,193,241	$994,095

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$465,928	$438,705	$230,728
Accrued expenses and other current liabilities	48,982	49,370	64,387
Short-term borrowings and current portion of long-term debt and other long-term liabilities	9,775	5,996	1,105
Total current liabilities	524,685	494,071	296,220

Deferred income taxes	29,234	29,267	34,475
Long-term debt, net	480,442	444,461	436,937
Other long-term liabilities	21,430	16,438	18,966
Total liabilities	1,055,791	984,237	786,598

Redeemable noncontrolling interest	2,424	2,769	2,287

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,328,565, 42,059,318 and 41,089,720 shares issued and outstanding at March 31, 2017, March 31, 2016 and December 31, 2016, respectively	41	42	41
Additional paid-in capital	412,314	384,132	403,162
Retained deficit	(177,157)	(165,123)	(183,915)
Accumulated other comprehensive loss	(12,544)	(12,816)	(14,078)
Total stockholders’ equity	222,654	206,235	205,210
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,280,869	$1,193,241	$994,095
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2017	2016
Operating activities
Net income	$22,270	$16,363
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	5,557	4,736
Amortization	365	339
Share-based compensation	3,003	2,280
Excess tax benefits from share-based compensation	—	(2,780)
Equity earnings in unconsolidated investments, net	(38)	(25)
Other	1,847	2,334
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(123,515)	(125,331)
Product inventories	(161,668)	(119,300)
Prepaid expenses and other assets	(2,617)	(2,477)
Accounts payable	234,581	189,915
Accrued expenses and other current liabilities	(12,209)	(5,807)
Net cash used in operating activities	(32,424)	(39,753)

Investing activities
Acquisition of businesses, net of cash acquired	—	(100)
Purchase of property and equipment, net of sale proceeds	(19,121)	(13,405)
Payments to fund credit agreement	—	(2,315)
Other investments, net	2	11
Net cash used in investing activities	(19,119)	(15,809)

Financing activities
Proceeds from revolving line of credit	213,189	286,845
Payments on revolving line of credit	(206,319)	(233,952)
Proceeds from asset-backed financing	55,000	65,000
Payments on asset-backed financing	(18,500)	—
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	11,441	5,995
Payments on short-term borrowings, long-term debt and other long-term liabilities	(2,771)	(1,700)
Payments of deferred and contingent acquisition consideration	(199)	—
Excess tax benefits from share-based compensation	—	2,780
Proceeds from stock issued under share-based compensation plans	6,149	4,934
Payments of cash dividends	(12,799)	(10,927)
Purchases of treasury stock	(2,725)	(65,860)
Net cash provided by financing activities	42,466	53,115
Effect of exchange rate changes on cash and cash equivalents	530	(825)
Change in cash and cash equivalents	(8,547)	(3,272)
Cash and cash equivalents at beginning of period	21,956	13,237
Cash and cash equivalents at end of period	$13,409	$9,965

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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three month period ended March 31, 2017 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2017.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, of which $8.4 million is owed as of March 31, 2017. Amounts funded under the credit agreement are recorded within Other assets on our Consolidated Balance Sheets and are collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of March 31, 2017, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,096.0 million and cumulative dividends of $380.5 million.

Newly Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis and as such, our prior year presentation has not changed. The provisions of this update simplify many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements. In accordance with the new guidance, we now record all excess tax benefits or tax deficiencies as a component of our Provision for income taxes on our Consolidated Statements of Income. As a result of the adoption, we recognized $5.5 million of excess tax benefits in the first quarter of 2017, which reduced our Provision for income taxes and positively impacted our Net income. Historically, these amounts were recorded as Additional paid in capital in stockholders’ equity on our Consolidated Balance Sheets. Additionally, we now present excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities on the Condensed Consolidated Statements of Cash Flows.

Additional amendments from this guidance related to forfeitures and minimum statutory withholding tax requirements had no impact to our financial position, results of operations or cash flows. As permitted, we continue to estimate forfeitures to determine the amount of compensation cost to be recognized each period rather than electing to account for forfeitures as they occur, and we continue to present the value of shares withheld for minimum statutory tax withholding requirements on the Condensed Consolidated Statements of Cash Flows as a financing activity. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding of approximately 500,000 shares for the period ended March 31, 2017.

Effective January 1, 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires we classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separately presenting net deferred tax assets or liabilities as current or noncurrent. Additionally, we no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances are also now classified as noncurrent. As permitted, we elected to adopt this guidance on a prospective basis and as such, our prior year presentation has not changed. The adoption of ASU 2015-17 did not have a material impact on our financial position, results of operations and related disclosures.

In January 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires that we measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of ASU 2015-11 did not have a material impact on our financial position, results of operations and related disclosures.

In January 2017, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of ASU 2015-16 did not have a material impact on our financial position, results of operations and related disclosures.

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income attributable to Pool Corporation by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and shares to be purchased under our employee stock purchase plan. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. As discussed in Note 1, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding for the period ended March 31, 2017.

Stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2017	2016
Net income	$22,270	$16,363
Net loss attributable to noncontrolling interest	11	8
Net income attributable to Pool Corporation	$22,281	$16,371

Weighted average shares outstanding:
Basic	41,192	42,226
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,685	1,091
Diluted	42,877	43,317

Earnings per share:
Basic	$0.54	$0.39
Diluted	$0.52	$0.38

Anti-dilutive stock options excluded from diluted earnings per share computations	108	153

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2017	2016
Level 2
Unrealized gains on interest rate swaps	$1,519	$—
Unrealized losses on interest rate swaps	2,324	6,222

Level 3
Contingent consideration liabilities	$1,453	$838

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

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015. These swaps were amended to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Concurrent with the amendment of these contracts, we de-designated the original hedge arrangements and designated the amended forward-starting interest rate swap contracts as cash flow hedges. As amended, these swap contracts terminate on November 20, 2019.

In the first quarter of 2017, we recognized a benefit of $0.8 million as a result of our determination of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

To account for the de-designation of the original forward-starting swaps, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive loss. The balance of the unrealized losses was $2.8 million at March 31, 2017, and is being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. In the first quarter of 2017, we recorded expense of $0.5 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

For the three interest rate swap contracts in effect at March 31, 2017, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the first three months of 2017 or 2016.

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

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	July 6, 2016	$150.0	1.1425%

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

Contingent Consideration Liabilities

As of March 31, 2017, our Consolidated Balance Sheets reflected $0.3 million in Accrued expenses and other current liabilities and $1.2 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation and Metro Irrigation Supply Company Ltd. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for The Melton Corporation and a multiple of gross profit for Metro Irrigation Supply Company Ltd., we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). The maximum total payout for Metro Irrigation Supply Company Ltd. over this time period is $1.0 million.

In the first quarter of 2017, we paid approximately $0.2 million in contingent consideration to The Melton Corporation based on 2016 results. Since the acquisition dates, we have recorded minimal adjustments to our original estimates based on the calculated 2017 payouts related to the fiscal year ended December 31, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. We have determined that the contingent consideration liability was in a range of acceptable estimates as of March 31, 2017.

Other

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments (Level 1 inputs). For the note receivable with our variable interest entity, our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to collectibility (Level 3 inputs). In the first quarter of 2017, we recorded an additional $1.0 million fair value adjustment to reduce the note receivable to an amount based on the results of our discounted cash flow model for expected collections on the note receivable. The carrying value of this note receivable, including adjustments, approximates fair value. The carrying value of long-term debt approximates fair value.  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Note 5 – Debt

The table below presents the components of our debt as of March 31, 2017 and March 31, 2016 (in thousands):

	March 31,
	2017	2016
Variable rate debt
Short-term borrowings	$9,404	$5,996
Current portion of long-term debt:
Australian Seasonal Credit Facility	371	—
Short-term borrowings and current portion of long-term debt and other long-term liabilities	9,775	5,996

Long-term portion:
Revolving Credit Facility	361,418	325,908
Receivables Securitization Facility	120,000	120,000
Less: financing costs, net	976	1,447
Long-term debt, net	480,442	444,461
Total debt	$490,217	$450,457

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. The facility has a seasonal maximum borrowing capacity of €12.0 million. We are required to pay a commitment fee, which is based on the borrowing capacity schedule. We pay this fee annually, in advance.

PSL utilizes the Australian Seasonal Credit Facility, which provides a borrowing capacity of AU$3.0 million, to supplement working capital needs.

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

At the end of each period, we record the portion of comprehensive income or loss attributable to the noncontrolling interest to Redeemable noncontrolling interest to determine the carrying amount. We are required to compare the carrying amount to our estimated redemption value at the end of each reporting period. The redemption value is based on a multiple of a PSL earnings measure for a specified time period or the value of net assets. To the extent that the estimated redemption value exceeds the carrying amount, we would record an adjustment to Redeemable noncontrolling interest. We did not record such an adjustment at March 31, 2017 or at March 31, 2016.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Redeemable noncontrolling interest, beginning of period	$2,287	$2,665
Net loss attributable to noncontrolling interest	(11)	(8)
Other comprehensive income attributable to noncontrolling interest	148	112
Redeemable noncontrolling interest, end of period	$2,424	$2,769

The holder of the non-controlling interest has informed us that he intends to exercise the put option described above, as of June 30, 2017. This transaction will require us to purchase his shares and will result in our 100% ownership of PSL.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2016 Annual Report on Form 10-K.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in our 2016 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

Building on strong momentum from last year, we had a solid start to 2017. Net sales for the first quarter of 2017 increased 6% to $546.4 million compared to $515.3 million in the first quarter of 2016. We realized base business sales growth of 5% for the period despite a 2% unfavorable impact on first quarter sales related to customer early buy purchases. Overall, weather was not quite as beneficial in the first quarter of 2017 as it was in the same period last year, but better-than-normal weather for the 2017 period helped drive our sales growth.
Gross profit for the first quarter of 2017 increased 7% compared to the same period last year. Base business gross profit improved 6% over the first quarter of last year. Gross profit as a percentage of net sales (gross margin) increased just above 30 basis points to 28.1% compared to the first quarter of 2016, primarily due to changes in customer and product mix for the quarter, including the impact of the timing of customer early buy purchases, which generally contribute lower margins due to applicable discounts.
Selling and administrative expenses (operating expenses) increased 8% compared to the first quarter of 2016, with base business operating expenses up 7% over the comparable 2016 period. The increase in operating expenses was primarily due to higher growth-driven labor and freight expenses, the timing of certain employee related expenses and the ramp up of support costs in anticipation of our peak selling season.
Operating income for the first quarter increased 5% compared to the same period in 2016. Operating income as a percentage of net sales (operating margin) was 5.7% for both the first quarter of 2017 and the first quarter of 2016.
During the first quarter of 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis. This adoption resulted in a tax benefit recorded in our Provision for income taxes, a positive impact on our Net income and our earnings per share and an increase of approximately 500,000 diluted weighted average shares outstanding used to calculate our earnings per diluted share. Net income attributable to Pool Corporation, including the tax benefit of $5.5 million from the impact of adopting ASU 2016-09, was $22.3 million in the first quarter of 2017 compared to $16.4 million for the first quarter of 2016. Earnings per share, including a favorable $0.12 per diluted share impact from the adoption of this accounting pronouncement, increased to a record $0.52 per diluted share for the three months ended March 31, 2017 versus $0.38 per diluted share for the same period in 2016.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 2% from March 31, 2016. Our allowance for doubtful accounts balance was $4.2 million at March 31, 2017 and $4.3 million at March 31, 2016. Net inventory levels grew 9% compared to levels at March 31, 2016.  The inventory reserve was $7.3 million at March 31, 2017 and $8.3 million at March 31, 2016. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at both March 31, 2017 and March 31, 2016.

Total debt outstanding at March 31, 2017 was $490.2 million, a $39.8 million, or 9% increase compared to total debt at March 31, 2016.

Current Trends and Outlook

For a detailed discussion of trends through 2016, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2016 Annual Report on Form 10-K.

We updated our 2017 earnings guidance to a range of $4.12 to $4.32 per diluted share, which reflects both an estimated benefit of $0.30 per diluted share due to the adoption of ASU 2016-09 and $0.02 from our first quarter 2017 operating results. Aside from the estimated impact of ASU 2016-09, our expectations for the full year 2017 remain consistent with those disclosed in our 2016 Annual Report on Form 10-K.

We continue to project base business sales growth of 5% to 7% for the full year and expect gross margin to be similar to 2016. As discussed above, the gross margin improvement in the first quarter of 2017 reflects the impact of the timing of customer early buy purchases and is expected to neutralize throughout the remainder of the year. For the year, we expect operating expenses to grow at approximately half the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations.

Excluding the impact from the adoption of ASU 2016-09, we expect our effective tax rate will be consistent with 2016. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to the adoption of the new accounting standard, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our comparison of our deferred tax assets for share‑based compensation to the current intrinsic value of the underlying awards, we expect to recognize material income tax benefits in periods when these transactions occur, as reflected in our updated earnings guidance range.

We expect cash provided by operations will exceed net income for the 2017 fiscal year. Subject to additional authorization by our Board of Directors, we anticipate that we may use approximately $100.00 million to $150.0 million in cash to fund share repurchases in 2017.

RESULTS OF OPERATIONS
As of March 31, 2017, we conducted operations through 344 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2017	2016
Net sales	100.0%	100.0%
Cost of sales	71.9	72.2
Gross profit	28.1	27.8
Operating expenses	22.4	22.0
Operating income	5.7	5.7
Interest and other non-operating expenses, net	0.7	0.6
Income before income taxes and equity earnings	5.0%	5.2%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from the acquisition in 2016 in our consolidated results since the acquisition date.

Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2017	2016	2017	2016	2017	2016
Net sales	$538,284	$514,124	$8,157	$1,126	$546,441	$515,250

Gross profit	151,095	142,776	2,526	247	153,621	143,023
Gross margin	28.1%	27.8%	31.0%	21.9%	28.1%	27.8%

Operating expenses	120,684	113,146	1,939	347	122,623	113,493
Expenses as a % of net sales	22.4%	22.0%	23.8%	30.8%	22.4%	22.0%

Operating income (loss)	30,411	29,630	587	(100)	30,998	29,530
Operating margin	5.6%	5.8%	7.2%	(8.9)%	5.7%	5.7%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	January - March 2017
The Melton Corporation	November 2015	2	January 2017 and January 2016
Seaboard Industries, Inc.	October 2015	3	January 2017 and January 2016

(1)	We acquired certain distribution assets of each of these companies.

When calculating our base business results, we exclude sales centers that are acquired, closed, or opened in new markets for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that are consolidated with acquired sales centers.

We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales.  After 15 months of operations, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.

The table below summarizes the changes in our sales center count during the first three months of 2017:

December 31, 2016	344
New location	1
Closed location	(1)
March 31, 2017	344

Net Sales

	Three Months Ended
	March 31,
(in millions)	2017	2016	Change
Net sales	$546.4	$515.3	$31.1	6%

Net sales for the first quarter of 2017 increased 6% compared to the first quarter of 2016, with base business sales up 5% for the period despite a 2% decline in sales related to customer early buy purchases. The following factors benefited our sales growth (listed in order of estimated magnitude):

•
continued consumer investments in enhancing outdoor living spaces, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	the impact of better-than-normal weather conditions, which is amplified due to seasonality;

•	pool and spa chemical sales, our largest product category at 11% of total net sales, increased 3% over last year; and

•	inflationary (estimated at 1% to 2%) product cost increases.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, support our assertion that there continues to be increased spending in traditionally discretionary areas including pool construction, pool remodeling, as well as equipment upgrades. Sales of equipment such as swimming pool heaters, pumps, lights and filters, which represented 9%, 9%, 8% and 4% of our total net sales for the first quarter of 2017, respectively, increased collectively by 8% compared to the first quarter of 2016. This increase reflects both the ongoing recovery of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, represent 11% of net sales for the first quarter of 2017 and grew by 16% compared to the first quarter of 2016. References to product line and product category data throughout this Form 10-Q generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories and growth in this area is reflected in the numbers above. These sales represented 4% of our consolidated net sales for the first quarter of 2017 and increased 12% compared to the first quarter of 2016. We continue to increase not only our focus on the commercial market, but also the resources assigned to this area, including designated warehouse space, increased staffing and additional vendor relationships.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2017	2016	Change
Gross profit	$153.6	$143.0	$10.6	7%
Gross margin	28.1%	27.8%

Gross margin for the first quarter of 2017 increased just over 30 basis points compared to the first quarter of 2016, due mostly to product and customer mix differences in the quarter, including the impact of the timing of customer early buy purchases, which generally contribute lower margins due to applicable discounts.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2017	2016	Change
Operating expenses	$122.6	$113.5	$9.1	8%
Operating expenses as a % of net sales	22.4%	22.0%

Operating expenses increased 8% in the first quarter of 2017 compared to the first quarter of 2016, with base business operating expenses up 7% compared to the same period last year. This increase reflects investments we have made in our business as we prepare for our busy selling season. We also incurred inflationary cost increases and an increase in freight expenses of $0.8 million. Also of note, share-based compensation expense increased roughly $0.7 million, driven primarily by our higher share price.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net increased $0.7 million compared to the first quarter of 2016, primarily as a result of higher interest expense on our borrowings, due to higher average debt levels and an increase in our effective interest rates. Our weighted average effective interest rate increased to 2.6% for the first quarter of 2017 from 2.0% for the first quarter of 2016 on higher average outstanding debt of $446.3 million versus $390.1 million for the respective periods.

Income Taxes

Our effective income tax rate was 18.7% for the three months ended March 31, 2017 and 38.5% for the three months ended March 31, 2016. The decline in our effective income tax rate is primarily due to the $5.5 million tax benefit recorded in our provision for income taxes, which reflects the impact of the adoption of ASU 2016-09.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the first quarter of 2017, including the tax benefit of $5.5 million from the impact of adopting ASU 2016-09, increased 36% to $22.3 million compared to the first quarter of 2016. Earnings per diluted share, including a favorable $0.12 per diluted share impact from the adoption of this accounting pronouncement, increased to $0.52 for the first quarter of 2017 versus $0.38 per diluted share for the comparable period in 2016.

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

The following table presents certain unaudited quarterly data for the first quarter of 2017, the four quarters of 2016 and the fourth, third and second quarters of 2015.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2017	2016				2015
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$546,441	$445,235	$691,429	$918,889	$515,250	$415,075	$645,779	$851,855
Gross profit	153,621	127,777	199,551	270,736	143,023	118,295	184,288	248,260
Operating income	30,998	9,743	74,166	142,420	29,530	5,979	65,512	129,132
Net income	22,270	2,572	44,421	85,247	16,363	2,579	39,403	77,809

Balance Sheet Data
Total receivables, net	$290,019	$166,151	$233,405	$351,012	283,758	$156,756	$219,774	$318,498
Product inventories, net	647,884	486,116	455,156	493,254	595,393	474,275	412,587	473,362
Accounts payable	465,928	230,728	199,922	265,349	438,705	246,554	170,582	236,868
Total debt	490,217	438,042	390,189	500,606	450,457	328,045	393,370	493,580

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2017 and 2016 Results

Unseasonably mild weather benefitted sales in the first quarter of 2017. However, while favorable weather trends early in the year normally have a seasonally larger impact, the comparison to the first quarter of 2016 was especially tough given the weather benefit of the warmer-than-normal weather across nearly all markets in the United States in the first quarter of 2016. For the first quarter of 2017, Texas and surrounding markets experienced record warm temperatures, which when coupled with below-average precipitation for that area, spurred higher sales growth. In two of the more seasonal regions where we operate, below-average temperatures in the North and above-average precipitation in the West negatively impacted our first quarter 2017 sales growth.

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

Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.4% of net sales in 2016, 1.0% of net sales in 2015 and 0.8% of sales in 2014. For 2017, we project capital expenditures will be approximately 1.5% of net sales as we expand facilities and purchase delivery vehicles to address growth opportunities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Operating activities	$(32,424)	$(39,753)
Investing activities	(19,119)	(15,809)
Financing activities	42,466	53,115

Cash used in operating activities of $32.4 million improved during the first three months of 2017 compared to the first three months of 2016 primarily due to our net income growth and the favorable impact of the adoption of ASU 2016-09.

Cash used in investing activities for the first three months of 2017 increased compared to the first three months of 2016 mostly due to our increased investment in capital expenditures for vehicle additions in the first three months of 2017.
Cash provided by financing activities decreased for the first three months of 2017 compared to the first three months of 2016, which reflects a $70.1 million decrease in net borrowings, offset by a $63.1 million decline in amounts used for share repurchases. Dividends paid to shareholders increased by $1.9 million in the first three months of 2017 compared to the first three months of 2016.

Future Sources and Uses of Cash
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
At March 31, 2017, there was $361.4 million outstanding, $99.6 million available for borrowing and a $4.0 million standby letter of credit outstanding under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of March 31, 2017, we have three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of March 31, 2017 was approximately 2.7%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2017, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2017, our average total leverage ratio equaled 1.59 (compared to 1.56 as of December 31, 2016) and the TTM average total debt amount used in this calculation was $454.3 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2017, our fixed charge ratio equaled 5.41 (consistent with our December 31, 2016 fixed charge ratio) and TTM Rental Expense was $53.0 million.

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
At March 31, 2017, there was $120.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.7%, excluding commitment fees.
As of March 31, 2017, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2016 Annual Report on Form 10-K.
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
As of April 24, 2017, $46.6 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.
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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2016 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.
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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. The adoption of ASU 2016-02 will have a significant impact on our Consolidated Balance Sheets as we will be recording a right-of-use asset and corresponding liability for our current operating leases. We are still in the process of evaluating the effect that ASU 2016-02 will have on our results of operations and related disclosures.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2016 that affect fiscal 2017.
Currency Risk
There have been no material changes from what we reported in our Annual Report on Form 10-K for the year ended December 31, 2016 that affect fiscal 2017.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2017, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1 - 31, 2017	—	$—	—	$46,574,308
February 1 - 28, 2017	23,798	$114.50	—	$46,574,308
March 1 - 31, 2017	—	$—	—	$46,574,308
Total	23,798	$114.50	—

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 23,798 shares surrendered for this purpose in the first quarter of 2017.

(2)
In February 2016, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 24, 2017, $46.6 million of the authorized amount remained available under our current share repurchase program.
Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 27.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2017.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2017 and March 31, 2016;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2017 and March 31, 2016;

3.	Consolidated Balance Sheets at March 31, 2017, December 31, 2016 and March 31, 2016;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2017 and
March 31, 2016; and

5.	Notes to Consolidated Financial Statements.