Form 10-Q
period 2017-06-30
POOL CORP
filed 2017-07-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

As of July 27, 2017, there were 41,223,390 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2017

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	$988,163	$918,889	$1,534,603	$1,434,139
Cost of sales	698,499	648,153	1,091,318	1,020,380
Gross profit	289,664	270,736	443,285	413,759
Selling and administrative expenses	135,478	128,316	258,101	241,809
Operating income	154,186	142,420	185,184	171,950
Interest and other non-operating expenses, net	3,952	4,001	7,599	6,965
Income before income taxes and equity earnings	150,234	138,419	177,585	164,985
Provision for income taxes	55,654	53,209	60,772	63,437
Equity earnings in unconsolidated investments, net	40	37	78	62
Net income	94,620	85,247	116,891	101,610
Net loss attributable to noncontrolling interest	283	188	294	196
Net income attributable to Pool Corporation	$94,903	$85,435	$117,185	$101,806

Earnings per share:
Basic	$2.30	$2.03	$2.84	$2.42
Diluted	$2.21	$1.98	$2.73	$2.35
Weighted average shares outstanding:
Basic	41,349	42,030	41,271	42,128
Diluted	42,985	43,152	42,937	43,230

Cash dividends declared per common share	$0.37	$0.31	$0.68	$0.57

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$94,620	$85,247	$116,891	$101,610
Other comprehensive income (loss):
Foreign currency translation adjustments	3,194	(1,182)	4,590	1,271
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(69), $369, $(251) and $1,282	106	(576)	392	(2,004)
Total other comprehensive income (loss)	3,300	(1,758)	4,982	(733)
Comprehensive income	97,920	83,489	121,873	100,877
Comprehensive loss attributable to noncontrolling interest	211	258	74	154
Comprehensive income attributable to Pool Corporation	$98,131	$83,747	$121,947	$101,031

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2017	2016	2016 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$26,666	$30,551	$21,956
Receivables, net	112,802	119,113	61,437
Receivables pledged under receivables facility	257,483	231,899	104,714
Product inventories, net	542,805	493,254	486,116
Prepaid expenses and other current assets	15,514	13,044	15,318
Deferred income taxes	—	5,533	6,016
Total current assets	955,270	893,394	695,557

Property and equipment, net	106,787	85,387	83,290
Goodwill	186,124	186,092	184,795
Other intangible assets, net	13,430	14,058	13,326
Equity interest investments	1,158	1,119	1,172
Other assets	16,367	15,613	15,955
Total assets	$1,279,136	$1,195,663	$994,095

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$273,309	$265,349	$230,728
Accrued expenses and other current liabilities	98,225	114,993	64,387
Short-term borrowings and current portion of long-term debt and other long-term liabilities	14,901	6,823	1,105
Total current liabilities	386,435	387,165	296,220

Deferred income taxes	28,445	28,239	34,475
Long-term debt, net	538,579	493,783	436,937
Other long-term liabilities	22,418	17,875	18,966
Total liabilities	975,877	927,062	786,598

Redeemable noncontrolling interest	—	2,511	2,287

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 41,340,281, 41,942,593 and 41,089,720 shares issued and outstanding at June 30, 2017, June 30, 2016 and December 31, 2016, respectively	41	42	41
Additional paid-in capital	416,603	387,890	403,162
Retained deficit	(103,511)	(107,337)	(183,915)
Accumulated other comprehensive loss	(9,874)	(14,505)	(14,078)
Total stockholders’ equity	303,259	266,090	205,210
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,279,136	$1,195,663	$994,095
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2017	2016
Operating activities
Net income	$116,891	$101,610
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	11,617	9,743
Amortization	743	735
Share-based compensation	6,299	4,850
Excess tax benefits from share-based compensation	—	(3,203)
Equity earnings in unconsolidated investments, net	(78)	(62)
Other	2,122	2,270
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(199,055)	(187,526)
Product inventories	(53,546)	(14,481)
Prepaid expenses and other assets	(2,389)	(1,729)
Accounts payable	38,673	15,041
Accrued expenses and other current liabilities	37,378	58,995
Net cash used in operating activities	(41,345)	(13,757)

Investing activities
Acquisition of businesses, net of cash acquired	(3,296)	(19,211)
Purchase of property and equipment, net of sale proceeds	(34,495)	(25,779)
Payments to fund credit agreement	—	(2,232)
Collections from credit agreement	—	2,475
Other investments, net	3	17
Net cash used in investing activities	(37,788)	(44,730)

Financing activities
Proceeds from revolving line of credit	606,623	629,351
Payments on revolving line of credit	(641,752)	(604,470)
Proceeds from asset-backed financing	156,600	145,000
Payments on asset-backed financing	(20,100)	(2,800)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	22,609	12,110
Payments on short-term borrowings, long-term debt and other long-term liabilities	(8,813)	(6,987)
Payments of deferred and contingent acquisition consideration	(199)	—
Purchase of redeemable noncontrolling interest	(2,573)	—
Excess tax benefits from share-based compensation	—	3,203
Proceeds from stock issued under share-based compensation plans	7,502	5,699
Payments of cash dividends	(28,108)	(23,957)
Purchases of treasury stock	(8,672)	(80,478)
Net cash provided by financing activities	83,117	76,671
Effect of exchange rate changes on cash and cash equivalents	726	(870)
Change in cash and cash equivalents	4,710	17,314
Cash and cash equivalents at beginning of period	21,956	13,237
Cash and cash equivalents at end of period	$26,666	$30,551
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

Through June 29, 2017, we owned a 60% interest in Pool Systems Pty. Ltd. (PSL), an Australian company. Our ownership percentage constituted a controlling interest in the acquired company, which required us to consolidate PSL’s financial position and results of operations from the date of acquisition. On June 29, 2017, we purchased the remaining 40% interest in PSL. Thus, we will continue to consolidate PSL, but there will no longer be a separate noncontrolling interest reported on our Consolidated Statements of Income, nor Redeemable noncontrolling interest reported on our Consolidated Balance Sheets. Please see Note 6 - Redeemable Noncontrolling Interest for additional information regarding this transaction.

The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. All significant intercompany accounts and intercompany transactions have been eliminated.

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and six month periods ended June 30, 2017 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2017.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, which is fully funded. As of June 30, 2017, the estimated realizable amount under the credit agreement is recorded within Other assets on our Consolidated Balance Sheets and is collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of June 30, 2017, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,102.0 million and cumulative dividends of $395.9 million.

Newly Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis and as such, our prior year presentation has not changed. The provisions of this update simplify many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements. In accordance with the new guidance, we now record all excess tax benefits or tax deficiencies as a component of our Provision for income taxes on our Consolidated Statements of Income. As a result of the adoption, we recognized $7.4 million of excess tax benefits in the first half of 2017, which reduced our Provision for income taxes and positively impacted our Net income. Historically, these amounts were recorded as Additional paid in capital in stockholders’ equity on our Consolidated Balance Sheets. Additionally, we now present excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities on the Condensed Consolidated Statements of Cash Flows.

Additional amendments from this guidance related to forfeitures and minimum statutory withholding tax requirements had no impact to our financial position, results of operations or cash flows. As permitted, we continue to estimate forfeitures to determine the amount of compensation cost to be recognized each period rather than electing to account for forfeitures as they occur, and we continue to present the value of shares withheld for minimum statutory tax withholding requirements on the Condensed Consolidated Statements of Cash Flows as a financing activity. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding of approximately 550,000 shares for the three and six month periods ended June 30, 2017.

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

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income attributable to Pool Corporation by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and shares to be purchased under our employee stock purchase plan. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. As discussed in Note 1, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding for the three and six months ended June 30, 2017.

Stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net income	$94,620	$85,247	$116,891	$101,610
Net loss attributable to noncontrolling interest	283	188	294	196
Net income attributable to Pool Corporation	$94,903	$85,435	$117,185	$101,806

Weighted average shares outstanding:
Basic	41,349	42,030	41,271	42,128
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,636	1,122	1,666	1,102
Diluted	42,985	43,152	42,937	43,230

Earnings per share:
Basic	$2.30	$2.03	$2.84	$2.42
Diluted	$2.21	$1.98	$2.73	$2.35

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	108	1
Note 3 – Acquisitions

On April 28, 2017, we acquired the distribution assets of Lincoln Equipment, Inc. (Lincoln Aquatics), a national distributor of equipment and supplies to commercial and institutional swimming pool customers, with two locations in California.

We have completed our acquisition accounting for this acquisition, subject to adjustments for standard holdback provisions per the terms of the purchase agreement, which are not material. This acquisition did not have a material impact on our financial position or results of operations.

On April 1, 2016, we acquired the distribution assets of Metro Irrigation Supply Company Ltd., an irrigation and landscape supply company with eight locations in Texas.

We have completed our acquisition accounting for this acquisition. This acquisition did not have a material impact on our financial position or results of operations.

Subsequent to the end of the second quarter, on July 3, 2017, we acquired Bundalo Pty Ltd (operating as Newline Pool Products), a wholesale swimming pool supply distributor with one location in Queensland, Australia.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2017	2016
Level 2
Unrealized gains on interest rate swaps	$1,217	$—
Unrealized losses on interest rate swaps	2,212	7,169

Level 3
Contingent consideration liabilities	$1,493	$1,581

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

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.  We designated these swaps as cash flow hedges, and to the extent effective we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive loss on our Consolidated Balance Sheets.  To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of our swaps in earnings.

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the second quarter of 2017, we recognized a benefit of $0.1 million as a result of our determination of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive loss. At June 30, 2017, the remaining balance of the unrealized losses was $2.3 million and is being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. In the second quarter of 2017, we recorded expense of $0.5 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

For the three interest rate swap contracts in effect at June 30, 2017, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and six month periods ended June 30, 2017 nor June 30, 2016.

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

Contingent Consideration Liabilities

As of June 30, 2017, our Consolidated Balance Sheets reflected $0.3 million in Accrued expenses and other current liabilities and $1.2 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation and Metro Irrigation Supply Company Ltd. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for The Melton Corporation and a multiple of gross profit for Metro Irrigation Supply Company Ltd., we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020 (Level 3 inputs as defined in the accounting guidance). The maximum total payout for Metro Irrigation Supply Company Ltd. over this time period is $1.0 million.

In the first six months of 2017, we paid approximately $0.2 million in contingent consideration to The Melton Corporation based on 2016 results. Since the acquisition dates, we have recorded minimal adjustments to our original estimates based on the calculated 2017 payouts related to the fiscal year ended December 31, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. As of June 30, 2017, we have determined that the contingent consideration liability was in a range of acceptable estimates for all applicable fiscal periods.

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

Note 5 – Debt

The table below presents the components of our debt as of June 30, 2017 and June 30, 2016 (in thousands):

	June 30,
	2017	2016
Variable rate debt
Short-term borrowings	$8,445	$6,823
Current portion of long-term debt:
Australian Credit Facility	6,456	—
Short-term borrowings and current portion of long-term debt and other long-term liabilities	14,901	6,823

Long-term portion:
Revolving Credit Facility	319,419	297,896
Receivables Securitization Facility	220,000	197,200
Less: financing costs, net	840	1,313
Long-term debt, net	538,579	493,783
Total debt	$553,480	$500,606

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

In the second quarter of 2017, PSL entered into a new credit facility, which provides a borrowing capacity of AU$20.0 million, to fund expansion and supplement working capital needs. The facility balance at June 30, 2017 includes borrowings to fund an acquisition and the purchase of the noncontrolling interest.

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

Note 6 – Redeemable Noncontrolling Interest

As discussed in Note 1 - Summary of Significant Accounting Policies, in July 2014, we purchased a controlling interest in PSL. Included in the transaction documents was a put/call option deed that granted us an option to purchase the shares held by the noncontrolling interest, and granted the holder of the noncontrolling interest an option to require us to purchase its shares in one or two transactions. The put/call option deed in this transaction was considered an equity contract and therefore a financial instrument under the accounting guidance. In applying the guidance for this transaction, we determined that the financial instrument was embedded in the noncontrolling interest. As a public company, we were required to classify the noncontrolling interest and the embedded financial instrument as redeemable noncontrolling interest in a separate section of our Consolidated Balance Sheets, between liabilities and equity.

On June 29, 2017, we purchased the remaining 40% interest in PSL. The actual redemption value exceeded the carrying amount, and we recorded an adjustment to Additional paid in capital as there were no retained earnings attributable to the noncontrolling interest.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	June 30,
	2017	2016
Redeemable noncontrolling interest, beginning of period	$2,287	$2,665
Redemption value adjustment of noncontrolling interest	360	—
Net loss attributable to noncontrolling interest	(294)	(196)
Other comprehensive income attributable to noncontrolling interest	220	42
Less: purchase of redeemable noncontrolling interest	2,573	—
Redeemable noncontrolling interest, end of period	$—	$2,511

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

OVERVIEW

Financial Results

Our second quarter results show solid sales and earnings growth, founded on strong execution, with value created by our focus on improving operational leverage. Net sales for the second quarter of 2017 increased 8% to $988.2 million compared to $918.9 million in the second quarter of 2016. We realized base business sales growth of 7% with increases in swimming pool repair and remodel activities, including major pool refurbishment and replacement of key pool equipment.
Gross profit for the second quarter of 2017 increased 7% compared to the same period last year. Base business gross profit improved 6% over the second quarter of last year. Gross profit as a percentage of net sales (gross margin) decreased approximately 15 basis points to 29.3% compared to the second quarter of 2016, which comes on top of a 30 basis point increase in the first quarter of 2017. The shift in timing of customer early buy purchases into the second quarter of 2017 contributed to lower margins during the period due to applicable discounts.
Selling and administrative expenses (operating expenses) increased 6% compared to the second quarter of 2016, with base business operating expenses up 5% over the comparable 2016 period. The increase in operating expenses was primarily due to seasonally higher growth-driven labor and freight expenses, as well as higher employee-related insurance costs.
Operating income for the second quarter increased 8% compared to the same period in 2016. Operating income as a percentage of net sales (operating margin) was 15.6% for the second quarter of 2017 compared to 15.5% for the second quarter of 2016.
During the first quarter of 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis. This adoption resulted in a tax benefit recorded in our Provision for income taxes, a positive impact on our Net income and our Earnings per share and an increase of approximately 550,000 diluted weighted average shares outstanding used to calculate our earnings per diluted share for the second quarter of 2017. Net income attributable to Pool Corporation, including the tax benefit of $1.9 million from the impact of adopting ASU 2016-09, was $94.9 million in the second quarter of 2017 compared to $85.4 million for the second quarter of 2016. Earnings per share, including a favorable $0.02 per diluted share impact from the adoption of this accounting pronouncement, increased to a record $2.21 per diluted share for the three months ended June 30, 2017 versus $1.98 per diluted share for the same period in 2016.
References to product line and product category data throughout this Form 10-Q generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 5% from June 30, 2016. Our allowance for doubtful accounts balance was $3.6 million at June 30, 2017 and $3.3 million at June 30, 2016. Net inventory levels grew 10% compared to levels at June 30, 2016, primarily reflecting the impact of growth, a mid-season opportunity buy, the introduction of new products and inventory acquired in our recent acquisition.  The inventory reserve was $8.1 million at June 30, 2017 and $8.6 million at June 30, 2016. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at both June 30, 2017 and June 30, 2016.

Total debt outstanding at June 30, 2017 was $553.5 million, a $52.9 million, or 11% increase compared to total debt at June 30, 2016.

Current Trends and Outlook

For a detailed discussion of trends through 2016, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2016 Annual Report on Form 10-K.

In the first quarter of 2017, we updated our 2017 earnings guidance to a range of $4.12 to $4.32 per diluted share, which reflects both an estimated benefit of $0.30 per diluted share due to the adoption of ASU 2016-09 and $0.02 from our first quarter 2017 operating results. Our expectations for the full 2017 fiscal year, before considering the estimated impact of the accounting change related to the adoption of ASU 2016-09, remain consistent with the disclosure in our 2016 Annual Report on Form 10-K.  The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise shares of outstanding vested options.

We continue to project base business sales growth of 5% to 7% for the full year and expect gross margin to be similar to 2016. So far in 2017, we have incurred growth-driven expense increases related to labor, facilities expansion and delivery costs. Investments in information technology as well as the timing of recognition of employee healthcare costs also added to our expense growth in the first half of the year. We expect these cost increases to moderate in the back half of the year as we work toward our leverage goal where operating expense growth approximates half the rate of our gross profit growth.

Given our $52.9 million increase in debt as of June 30, 2017 over the prior year and the increase in 30-Day LIBOR of approximately 70 basis points over last year, we expect our interest expense on borrowings in the second half of 2017 to increase by approximately $1.0 million to $1.5 million over the same period last year, depending on borrowings to fund future share repurchases.

Excluding the impact from the adoption of ASU 2016-09, we expect our effective tax rate will be consistent with 2016. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to the adoption of the new accounting standard, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our comparison of our deferred tax assets for share-based compensation to the current intrinsic value of the underlying awards, we expect to recognize material income tax benefits in periods when these transactions occur.

We expect cash provided by operations will exceed net income for the 2017 fiscal year. We anticipate that we may use approximately $100.0 million to $150.0 million in cash to fund share repurchases in 2017.

RESULTS OF OPERATIONS
As of June 30, 2017, we conducted operations through 345 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.7	70.5	71.1	71.1
Gross profit	29.3	29.5	28.9	28.9
Operating expenses	13.7	14.0	16.8	16.9
Operating income	15.6	15.5	12.1	12.0
Interest and other non-operating expenses, net	0.4	0.4	0.5	0.5
Income before income taxes and equity earnings	15.2%	15.1%	11.6%	11.5%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from the acquisitions in 2017 and 2016 in our consolidated results since the acquisition date.

Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Net sales	$973,861	$909,899	$14,302	$8,990	$988,163	$918,889

Gross profit	285,267	267,859	4,397	2,877	289,664	270,736
Gross margin	29.3%	29.4%	30.7%	32.0%	29.3%	29.5%

Operating expenses	132,432	126,467	3,046	1,849	135,478	128,316
Expenses as a % of net sales	13.6%	13.9%	21.3%	20.6%	13.7%	14.0%

Operating income	152,835	141,392	1,351	1,028	154,186	142,420
Operating margin	15.7%	15.5%	9.4%	11.4%	15.6%	15.5%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Lincoln Aquatics	April 2017	2	May - June 2017
Metro Irrigation Supply Company Ltd.	April 2016	8	April - June 2017 and April - June 2016

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first six months of 2017:

December 31, 2016	344
Acquired location(s)	2
New location	1
Closed locations	(2)
June 30, 2017	345

Net Sales

	Three Months Ended
	June 30,
(in millions)	2017	2016	Change
Net sales	$988.2	$918.9	$69.3	8%

Net sales for the second quarter of 2017 increased 8% compared to the second quarter of 2016, with base business sales up 7% for the period. Overall, the weather impact in the quarter was neutral, with favorable weather in the earlier part of the quarter, which largely offset the adverse weather impact later in the quarter. The following factors benefited our sales growth (listed in order of estimated magnitude):

•
continued consumer investments in enhancing outdoor living spaces, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	pool and spa chemical sales, our largest product category at 13% of total net sales for the quarter, increased 3% over the second quarter of 2016; and

•	inflationary (estimated at 1% to 2%) product cost increases.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, support our assertion that there continues to be increased spending in traditionally discretionary areas including pool construction, pool remodeling, as well as equipment upgrades. In the second quarter of 2017, the sales growth rate for equipment, such as swimming pool heaters, pumps, lights and filters, collectively, was similar to the growth rate for total net sales compared to the second quarter of 2016. This increase reflects both the ongoing recovery of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, represent 10% of net sales for the second quarter of 2017 and grew by 12% compared to the second quarter of 2016.

Sales to customers who service large commercial swimming pool installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories and growth in this area is reflected in the numbers above. These sales represented approximately 3% of our consolidated net sales for the second quarter of 2017 and increased 12% compared to the second quarter of 2016, excluding the recent acquisition of Lincoln Aquatics. This acquisition furthers our efforts to increase not only our focus on the commercial market, but also the resources assigned to this area, including designated warehouse space, increased staffing and additional vendor relationships.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2017	2016	Change
Gross profit	$289.7	$270.7	$19.0	7%
Gross margin	29.3%	29.5%

Gross margin for the second quarter of 2017 decreased 15 basis points compared to the second quarter of 2016. This decline is primarily due to product mix and the shift of customer early buy purchases into the second quarter, and reflects the impact that applicable discounts on customer early buys has on our margins.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2017	2016	Change
Operating expenses	$135.5	$128.3	$7.2	6%
Operating expenses as a % of net sales	13.7%	14.0%

Operating expenses increased 6% in the second quarter of 2017 compared to the second quarter of 2016, with base business operating expenses up 5% compared to the same period last year. This increase includes seasonally higher growth-driven expenses, such as labor and delivery expenses, as well as higher employee related insurance costs and technology spending. While higher than the second quarter of last year, the operating expense increase was in line with our sales growth and reflects our ongoing investments in our business. Operating expenses as a percentage of net sales improved slightly for the second quarter of 2017 compared to the same period last year.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net decreased slightly compared to the second quarter of 2016, reflecting a decrease in other non-operating expenses in the quarter. Interest on borrowings increased as the weighted average effective interest rate increased to 2.6% for the second quarter of 2017 from 1.9% for the second quarter of 2016 on higher average outstanding debt of $521.2 million versus $495.5 million for the respective periods.

Income Taxes

Our effective income tax rate was 37.0% for the three months ended June 30, 2017 and 38.4% for the three months ended June 30, 2016. The decline in our effective income tax rate is primarily due to the $1.9 million tax benefit recorded in our provision for income taxes, which reflects the impact of the adoption of ASU 2016-09.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation for the second quarter of 2017, including the tax benefit of $1.9 million from the impact of adopting ASU 2016-09, increased 11% to $94.9 million compared to the second quarter of 2016. Earnings per diluted share, including a favorable $0.02 per diluted share impact from the adoption of this accounting pronouncement, increased to $2.21 for the second quarter of 2017 versus $1.98 per diluted share for the comparable period in 2016.

Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2017	2016	2017	2016	2017	2016
Net sales	$1,512,146	$1,424,005	$22,457	$10,134	$1,534,603	$1,434,139

Gross profit	436,361	410,642	6,924	3,117	443,285	413,759
Gross margin	28.9%	28.8%	30.8%	30.8%	28.9%	28.9%

Operating expenses	253,123	239,525	4,978	2,284	258,101	241,809
Expenses as a % of net sales	16.7%	16.8%	22.2%	22.5%	16.8%	16.9%

Operating income	183,238	171,117	1,946	833	185,184	171,950
Operating margin	12.1%	12.0%	8.7%	8.2%	12.1%	12.0%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Lincoln Aquatics	April 2017	2	May - June 2017
Metro Irrigation Supply Company Ltd.	April 2016	8	January - June 2017 and April - June 2016
The Melton Corporation	November 2015	2	January 2017 and January 2016
Seaboard Industries, Inc.	October 2015	3	January 2017 and January 2016

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2016, please refer to page 15 under the heading Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2017	2016	Change
Net sales	$1,534.6	$1,434.1	$100.5	7%

Net sales for the first six months of 2017 increased 7% compared to the same period last year, with much of this growth resulting from the 6% improvement in base business sales. Weather impacts in the first half of 2017 were not as beneficial as they were in 2016.

The following factors contributed to our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including market recovery in remodeling and replacement activity (see discussion below);

•	pool and spa chemical sales, our largest product category at 12% of total net sales for the first half of the year, increased 3% compared to the first six months of 2016;

•	market share growth, particularly in building materials and commercial product categories; and

•	inflationary (estimated at approximately 1%) product cost increases.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, support our assertion that there continues to be increased spending in traditionally discretionary areas including pool construction, pool remodeling, as well as equipment upgrades. In the first six months of 2017, the sales growth rate for equipment, such as swimming pool heaters, pumps, lights and filters, collectively, was similar to the growth rate for total net sales compared to the first six months of 2016. This increase reflects both the ongoing recovery of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, represent 10% of net sales for the first six months of 2017 and grew by 14% compared to the first half of 2016.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories and growth in this area is reflected in the numbers above. These sales represented just under 4% of our consolidated net sales for the first six months of 2017 and increased 12% compared to the same period of 2016, excluding the recent acquisition of Lincoln Aquatics.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2017	2016	Change
Gross profit	$443.3	$413.8	$29.5	7%
Gross margin	28.9%	28.9%

Gross margin for the six months ended June 30, 2017 was flat compared to the six months ended June 30, 2016. When considered on a year to date basis, the impact of the shift in timing of customer early buy purchases from the first quarter into the second quarter of 2017 was essentially neutral. While gross margin decreased approximately 15 basis points in the second quarter, it increased 30 basis points in the first quarter of 2017.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2017	2016	Change
Operating expenses	$258.1	$241.8	$16.3	7%
Operating expenses as a % of net sales	16.8%	16.9%

For the first six months of 2017, operating expenses were up 7% over the same period last year, with base business operating expenses up 6%. The increase in base business operating expenses was primarily due to higher growth-driven labor, freight expenses and higher employee-related health insurance costs, as well as ongoing investments in our business. Operating expenses as a percentage of net sales was consistent for the first six months of 2017 and 2016.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2017 increased $0.6 million compared to the same period last year. This increase reflects $1.5 million higher interest on borrowings, offset by a lower adjustment related to a non-operating note receivable. Our weighted average effective interest rate increased to 2.6% for the first six months of 2017 from 1.9% for the same period of 2016 on higher average outstanding debt of $483.6 million versus $442.9 million for the respective periods.

Income Taxes

Our effective income tax rate was 34.2% for the six months ended June 30, 2017 compared to 38.5% for the six months ended June 30, 2016. The decline in our effective income tax rate is primarily due to the $7.4 million tax benefit recorded in our provision for income taxes, which reflects the impact of the adoption of ASU 2016-09.

Net Income and Earnings Per Share

Earnings per share for the first six months of 2017, including a favorable $0.14 per diluted share impact from the adoption of ASU 2016-09, increased to $2.73 per diluted share to on Net income attributable to Pool Corporation of $117.2 million, compared to $2.35 per diluted share on Net income attributable to Pool Corporation of $101.8 million in the comparable 2016 period.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2017, the four quarters of 2016 and the third and fourth quarters of 2015.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2017		2016				2015
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$988,163	$546,441	$445,235	$691,429	$918,889	$515,250	$415,075	$645,779
Gross profit	289,664	153,621	127,777	199,551	270,736	143,023	118,295	184,288
Operating income	154,186	30,998	9,743	74,166	142,420	29,530	5,979	65,512
Net income	94,620	22,270	2,572	44,421	85,247	16,363	2,579	39,403

Balance Sheet Data
Total receivables, net	$370,285	$290,019	$166,151	$233,405	$351,012	283,758	$156,756	$219,774
Product inventories, net	542,805	647,884	486,116	455,156	493,254	595,393	474,275	412,587
Accounts payable	273,309	465,928	230,728	199,922	265,349	438,705	246,554	170,582
Total debt	553,480	490,217	438,042	390,189	500,606	450,457	328,045	393,370

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2017 and 2016 Results

Cold and wet weather throughout the Mid-South and North impacted those seasonal markets in the middle of the second quarter, while the weather impact overall for the quarter was fairly neutral. Temperatures and precipitation throughout most areas other than those described above, were normal, with only Texas benefiting from drier weather in the second quarter of 2017 compared to the above average rainfall experienced in the same period of 2016.

Unseasonably mild weather benefited sales in the first quarter of 2017. However, while favorable weather trends early in the year normally have a seasonally larger impact, the comparison to the first quarter of 2016 was especially tough given the benefit of the warmer-than-normal weather across nearly all markets in the United States in the first quarter of 2016. For the first quarter of 2017, Texas and surrounding markets experienced record warm temperatures, which when coupled with below-average precipitation for that area, spurred higher sales growth. In two of the more seasonal regions where we operate, below-average temperatures in the North and above-average precipitation in the West negatively impacted our first quarter 2017 sales growth.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2017	2016
Operating activities	$(41,345)	$(13,757)
Investing activities	(37,788)	(44,730)
Financing activities	83,117	76,671

Cash used in operating activities of $41.3 million increased during the first six months of 2017 compared to the first six months of 2016 due to a combination of growth-related increases in inventories and receivables and the payment of our normal scheduled payment of our second quarter estimated taxes. These estimated payments for the second quarter of 2016 were deferred as allowed for areas affected by severe storms and flooding in Louisiana.

Cash used in investing activities for the first six months of 2017 decreased compared to the first six months of 2016. While we had increased investment in capital expenditures for vehicle additions in the first six months of 2017, our cash used for acquisitions was considerably lower in the period.
Cash provided by financing activities increased for the first six months of 2017 compared to the first six months of 2016, which reflects a $57.0 million decrease in net borrowings, offset by a $71.8 million decline in amounts used for share repurchases. Dividends paid to shareholders increased by $4.2 million in the first six months of 2017 compared to the first six months of 2016.

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
At June 30, 2017, there was $319.4 million outstanding, $141.4 million available for borrowing and a $4.2 million standby letter of credit outstanding under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of June 30, 2017, we have three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of June 30, 2017 was approximately 2.9%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2017, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2017, our average total leverage ratio equaled 1.54 (compared to 1.59 as of March 31, 2017) and the TTM average total debt amount used in this calculation was $463.1 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2017, our fixed charge ratio equaled 5.52 (compared to 5.41 as of March 31, 2017) and TTM Rental Expense was $53.1 million.

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
At June 30, 2017, there was $220.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.9%, excluding commitment fees.
As of June 30, 2017, we were in compliance with all covenants and financial ratio requirements.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2016 Annual Report on Form 10-K.
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
As of July 27, 2017, $177.1 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.
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

•
Under the new standard, revenue will be recognized when we satisfy our performance obligation by transferring promised products or services to our customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics. Since our individual sales transactions are very similar in nature, we anticipate applying the guidance to all transactions as a portfolio. We expect that the effects of applying this guidance to the portfolio would not differ materially from applying the guidance to individual performance obligations within that portfolio.

•
Our revenue recognition will be achieved upon delivery of products as there are no other promised services as part of our contracts with customers. Because shipping and handling activities are performed before the customer obtains control of the goods, we do not consider these activities to be a promised service to the customer. Rather shipping and handling are activities to fulfill our promise to transfer the goods. Product warranties do not constitute a performance obligation for us, as products are warrantied directly by the manufacturer or the third party carrier.

•
To determine the amount of consideration which we expect to be entitled in exchange for transferring promised goods, we have considered if variable consideration exists. We have reviewed our standard terms and conditions and our customary business practices to determine the transaction price. We have reviewed our pricing policies and strategies including marketing, loyalty and incentive programs for the purpose of determining whether we have any variable or non-cash consideration. No material items were noted. In addition, we reviewed our current accounting policies related to returns, price concessions and volume discounts. We will continue our accounting policy election to exclude from revenue all amounts we collect and remit to governmental authorities.

•
The majority of our sales transactions do not require any additional performance obligation after delivery, therefore we do not have multiple performance obligations for which we will have to allocate the transaction price.

•	We expect to recognize revenue upon delivery to the customer or the freight carrier if delivered by a third party as our performance obligation will be satisfied at that point in time.

We expect to apply the guidance using the modified retrospective transition method. Based on our analysis performed to date, we do not expect the adoption of ASU 2014-09 will have a material impact on our financial position or results of operations but will result in additional disclosures regarding our revenue recognition policies. We also do not expect the adoption will require material or significant changes to our internal controls over financial reporting. We have expanded our revenue recognition inquiries to additional departments and updated our questionnaires primarily to identify matters that would signal variable consideration implications under the new guidance. We are also in the process of drafting additional pricing policies to address potential revenue recognition implications.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach. The adoption of ASU 2016-02 will have a significant impact on our Consolidated Balance Sheets as we will be recording a right-of-use asset and corresponding liability for our current operating leases. We are evaluating the effect that ASU 2016-02 will have on our results of operations and related disclosures. We are primarily focused on evaluating our internal controls over financial reporting, including information technology requirements, related to the adoption of this new accounting pronouncement.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2017, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1 - 30, 2017	—	$—	—	$46,574,308
May 1 - 31, 2017	26,492	$118.26	26,100	$193,488,917
June 1 - 30, 2017	23,570	$119.45	23,570	$190,673,561
Total	50,062	$118.82	49,670

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 392 shares surrendered for this purpose in the second quarter of 2017.

(2)
In May 2017, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 27, 2017, $177.1 million of the authorized amount remained available under our current share repurchase program.
Item 6.  Exhibits

Exhibits filed as part of this report are listed in the Index to Exhibits appearing on page 28.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2017.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2017 and June 30, 2016;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2017 and June 30, 2016;

3.	Consolidated Balance Sheets at June 30, 2017, December 31, 2016 and June 30, 2016;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2017 and
June 30, 2016; and

5.	Notes to Consolidated Financial Statements.