Form 10-Q
period 2017-09-30
POOL CORP
filed 2017-10-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    YES ☒    NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of October 26, 2017, there were 40,166,800 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2017

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	$743,401	$691,429	$2,278,005	$2,125,568
Cost of sales	526,795	491,878	1,618,114	1,512,258
Gross profit	216,606	199,551	659,891	613,310
Selling and administrative expenses	134,678	125,385	392,779	367,194
Operating income	81,928	74,166	267,112	246,116
Interest and other non-operating expenses, net	4,009	2,989	11,608	9,954
Income before income taxes and equity earnings	77,919	71,177	255,504	236,162
Provision for income taxes	29,179	26,807	89,951	90,244
Equity earnings in unconsolidated investments, net	43	51	121	113
Net income	48,783	44,421	165,674	146,031
Net loss attributable to noncontrolling interest	—	113	294	309
Net income attributable to Pool Corporation	$48,783	$44,534	$165,968	$146,340

Earnings per share:
Basic	$1.20	$1.06	$4.04	$3.48
Diluted	$1.16	$1.03	$3.89	$3.39
Weighted average shares outstanding:
Basic	40,659	42,020	41,065	42,092
Diluted	42,207	43,119	42,691	43,201

Cash dividends declared per common share	$0.37	$0.31	$1.05	$0.88

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$48,783	$44,421	$165,674	$146,031
Other comprehensive income (loss):
Foreign currency translation adjustments	1,842	96	6,432	1,367
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(181), $(400), $(432) and $882	283	625	675	(1,379)
Total other comprehensive income (loss)	2,125	721	7,107	(12)
Comprehensive income	50,908	45,142	172,781	146,019
Comprehensive loss attributable to noncontrolling interest	—	45	74	198
Comprehensive income attributable to Pool Corporation	$50,908	$45,187	$172,855	$146,217

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2017	2016	2016 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,398	$30,292	$21,956
Receivables, net	90,142	81,072	61,437
Receivables pledged under receivables facility	172,654	152,333	104,714
Product inventories, net	484,287	455,156	486,116
Prepaid expenses and other current assets	14,832	12,084	15,318
Deferred income taxes	—	5,288	6,016
Total current assets	798,313	736,225	695,557

Property and equipment, net	103,880	84,643	83,290
Goodwill	189,024	185,486	184,795
Other intangible assets, net	13,206	13,645	13,326
Equity interest investments	1,168	1,152	1,172
Other assets	16,333	16,370	15,955
Total assets	$1,121,924	$1,037,521	$994,095

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$209,062	$199,922	$230,728
Accrued expenses and other current liabilities	87,887	126,654	64,387
Short-term borrowings and current portion of long-term debt and other long-term liabilities	8,609	1,298	1,105
Total current liabilities	305,558	327,874	296,220

Deferred income taxes	27,244	28,359	34,475
Long-term debt, net	555,964	388,891	436,937
Other long-term liabilities	22,614	17,945	18,966
Total liabilities	911,380	763,069	786,598

Redeemable noncontrolling interest	—	2,467	2,287

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,122,935, 41,711,888 and 41,089,720 shares issued and outstanding at September 30, 2017, September 30, 2016 and December 31, 2016, respectively	40	42	41
Additional paid-in capital	420,946	399,071	403,162
Retained deficit	(202,693)	(113,276)	(183,915)
Accumulated other comprehensive loss	(7,749)	(13,852)	(14,078)
Total stockholders’ equity	210,544	271,985	205,210
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,121,924	$1,037,521	$994,095
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2017	2016
Operating activities
Net income	$165,674	$146,031
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation	17,947	15,020
Amortization	1,132	1,288
Share-based compensation	9,496	7,373
Excess tax benefits from share-based compensation	—	(6,582)
Equity earnings in unconsolidated investments, net	(121)	(113)
Other	1,074	3,799
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(90,204)	(71,936)
Product inventories	9,057	23,624
Prepaid expenses and other assets	(1,523)	(1,094)
Accounts payable	(27,328)	(49,479)
Accrued expenses and other current liabilities	26,816	75,239
Net cash provided by operating activities	112,020	143,170

Investing activities
Acquisition of businesses, net of cash acquired	(6,879)	(19,314)
Purchase of property and equipment, net of sale proceeds	(37,709)	(30,388)
Payments to fund credit agreement	—	(3,852)
Collections from credit agreement	—	3,300
Other investments, net	4	21
Net cash used in investing activities	(44,584)	(50,233)

Financing activities
Proceeds from revolving line of credit	918,338	873,854
Payments on revolving line of credit	(857,609)	(866,801)
Proceeds from asset-backed financing	156,600	145,000
Payments on asset-backed financing	(97,800)	(90,000)
Proceeds from short-term borrowings, long-term debt and other long-term liabilities	25,001	15,705
Payments on short-term borrowings, long-term debt and other long-term liabilities	(17,497)	(16,107)
Payments of deferred and contingent acquisition consideration	(199)	—
Payments of deferred financing costs	(909)	—
Purchase of redeemable noncontrolling interest	(2,573)	—
Excess tax benefits from share-based compensation	—	6,582
Proceeds from stock issued under share-based compensation plans	8,647	10,978
Payments of cash dividends	(43,165)	(37,007)
Purchases of treasury stock	(141,580)	(117,901)
Net cash used in financing activities	(52,746)	(75,697)
Effect of exchange rate changes on cash and cash equivalents	(248)	(185)
Change in cash and cash equivalents	14,442	17,055
Cash and cash equivalents at beginning of period	21,956	13,237
Cash and cash equivalents at end of period	$36,398	$30,292
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

A description of our significant accounting policies is included in our 2016 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our Annual Report.  The results for our three and nine month periods ended September 30, 2017 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2017.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we are the primary lender of operating funds for this entity. The total lending commitment under the credit agreement is $8.5 million, which is fully funded. As of September 30, 2017, the estimated realizable amount under the credit agreement is recorded within Other assets on our Consolidated Balance Sheets and is collateralized by essentially all of the assets of the business. We have a variable interest in this entity; however, we have no decision-making authority over its activities through voting or other rights. Additionally, we have no obligation to absorb any of its losses, nor do we have the right to receive any residual returns, should either occur. We are not considered the primary beneficiary of this variable interest entity, and therefore we are not required to consolidate this entity’s financial statements.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of September 30, 2017, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,234.9 million and cumulative dividends of $410.9 million.

Newly Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis and as such, our prior year presentation has not changed. The provisions of this update simplify many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements. In accordance with the new guidance, we now record all excess tax benefits or tax deficiencies as a component of our Provision for income taxes on our Consolidated Statements of Income. As a result of the adoption, we recognized $7.7 million of excess tax benefits in the first nine months of 2017, which reduced our Provision for income taxes and positively impacted our Net income. Historically, these amounts were recorded as Additional paid in capital in stockholders’ equity on our Consolidated Balance Sheets. Additionally, we now present excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities on the Condensed Consolidated Statements of Cash Flows.

Additional amendments from this guidance related to forfeitures and minimum statutory withholding tax requirements had no impact to our financial position, results of operations or cash flows. As permitted, we continue to estimate forfeitures to determine the amount of compensation cost to be recognized each period rather than electing to account for forfeitures as they occur, and we continue to present the value of shares withheld for minimum statutory tax withholding requirements on the Condensed Consolidated Statements of Cash Flows as a financing activity. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding of approximately 550,000 shares for the nine month period ended September 30, 2017.

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

Note 2 – Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income attributable to Pool Corporation by the weighted average number of common shares outstanding.  We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation.  Diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and shares to be purchased under our employee stock purchase plan. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. As discussed in Note 1, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding for the three and nine months ended September 30, 2017.

Stock options with exercise prices that are higher than the average market prices of our common stock for the periods presented are excluded from the diluted EPS calculation because the effect is anti-dilutive.

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net income	$48,783	$44,421	$165,674	$146,031
Net loss attributable to noncontrolling interest	—	113	294	309
Net income attributable to Pool Corporation	$48,783	$44,534	$165,968	$146,340

Weighted average shares outstanding:
Basic	40,659	42,020	41,065	42,092
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,548	1,099	1,626	1,109
Diluted	42,207	43,119	42,691	43,201

Earnings per share:
Basic	$1.20	$1.06	$4.04	$3.48
Diluted	$1.16	$1.03	$3.89	$3.39

Anti-dilutive stock options excluded from diluted earnings per share computations	108	1	108	1

Note 3 – Acquisitions

On July 4, 2017, we acquired New Star Holdings Pty. Ltd. (doing business as Newline Pool Products), a swimming pool equipment and supplies distributor with one distribution center in Brisbane, Australia.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at September 30,
	2017	2016
Level 2
Unrealized gains on interest rate swaps	$1,201	$32
Unrealized losses on interest rate swaps	1,791	6,174

Level 3
Contingent consideration liabilities	$1,924	$1,626

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

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first nine months of 2017, we recognized a benefit of $1.3 million as a result of our determination of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive loss. At September 30, 2017, the remaining balance of the unrealized losses was $1.9 million and is being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. In the first nine months of 2017, we recorded expense of $1.4 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

For the three interest rate swap contracts in effect at September 30, 2017, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and nine month periods ended September 30, 2017 and September 30, 2016.

In July 2016 we entered into an additional forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date at that time. This swap contract will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. This contract becomes effective on November 20, 2019 and terminates on November 20, 2020. The following table provides additional details related to this swap contract:

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

Contingent Consideration Liabilities

As of September 30, 2017, our Consolidated Balance Sheets reflected $0.7 million in Accrued expenses and other current liabilities and $1.2 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation, which we acquired in November 2015, Metro Irrigation Supply Company Ltd. and Newline Pool Products. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for The Melton Corporation and a multiple of gross profit for Metro Irrigation Supply Company Ltd., we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020. The payout for Newline Pool Products is based on a multiple of earnings for the first fiscal year of the acquisition. We based our estimate for the Newline payout on projected operating results for that year. All of our estimates of contingent consideration use Level 3 inputs as defined in the accounting guidance. The maximum total payouts for Metro Irrigation Supply Company Ltd. and Newline Pool Products over the related time periods are $1.0 million and AU$0.5 million, respectively.

In the first nine months of 2017, we paid approximately $0.2 million in contingent consideration to The Melton Corporation based on 2016 results. Since the acquisition dates, we have recorded minimal adjustments to our original estimates based on the calculated 2017 payouts related to the fiscal year ended December 31, 2016. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. As of September 30, 2017, we have determined that the contingent consideration liability was in a range of acceptable estimates for all applicable fiscal periods.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2017	2016
Variable rate debt
Short-term borrowings	$—	$—
Current portion of long-term debt:
Australian credit facility	8,609	1,298
Short-term borrowings and current portion of long-term debt and other long-term liabilities	8,609	1,298

Long-term portion:
Revolving credit facility	415,277	280,068
Receivables securitization facility	142,300	110,000
Less: financing costs, net	1,613	1,177
Long-term debt, net	555,964	388,891
Total debt	$564,573	$390,189

Revolving Credit Facility

On September 29, 2017, we entered into the Amended and Restated Credit Agreement (the Agreement) among us, as US Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP Pool B.V., as Dutch Borrower, Wells Fargo Bank, National Association, as Joint Lead Arranger and Administrative Agent, and certain other joint lead arrangers, syndication agents and lenders. The Agreement amends and restates our existing unsecured syndicated senior credit facility (the Credit Facility) principally in the following ways:

•	extends the maturity date to September 29, 2022;

•	increases the borrowing capacity to $750.0 million from $465.0 million; and

•	provides other changes to interest rates, fees and negative covenants as outlined below.

The Credit Facility includes sublimits for the issuance of swingline loans and standby letters of credit. Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $825.0 million.

Our obligations under the Credit Facility are guaranteed by certain of our subsidiaries. The Credit Facility also contains affirmative and negative covenants and events of default customary for transactions of this type. If we default under the Credit Facility, the lenders may terminate their commitments and may require us to repay all amounts.

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

The interest rate margins on the borrowings and letters of credit are based on our leverage ratio and will range from 1.025% to 1.425% on CDOR, LIBOR and swingline loans, and from 0.025% to 0.425% on Base Rate and Canadian Base Rate loans.   Borrowings under the swingline loans are based on the LIBOR Market Index Rate (LMIR) plus any applicable margin.  We are also required to pay an annual facility fee ranging from 0.100% to 0.200%, depending on our leverage ratio.

Receivables Securitization Facility

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

Cash Pooling Arrangement

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on the 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. The facility has a seasonal maximum borrowing capacity of €12.0 million. We are required to pay a commitment fee, which is based on the borrowing capacity schedule. We pay this fee annually, in advance.

Australian Credit Facility

In the second quarter of 2017, PSL entered into a new credit facility, which provides a borrowing capacity of AU$20.0 million, to fund expansion and supplement working capital needs. The facility balance at September 30, 2017 includes borrowings to fund the Newline Pool Products acquisition and the purchase of the noncontrolling interest.

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

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	September 30,
	2017	2016
Redeemable noncontrolling interest, beginning of period	$2,287	$2,665
Redemption value adjustment of noncontrolling interest	360	—
Net loss attributable to noncontrolling interest	(294)	(309)
Other comprehensive income attributable to noncontrolling interest	220	111
Less: purchase of redeemable noncontrolling interest	2,573	—
Redeemable noncontrolling interest, end of period	$—	$2,467

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2016 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

Our business performed very well in the third quarter of 2017, despite severe weather in Florida, Texas, Puerto Rico and Mexico from Hurricanes Irma, Harvey, Maria and Katia and despite the devastating earthquake in Mexico. While these events are disruptive in the short term, we believe they will not have a material impact on our operating results for the year.

Net sales increased 8% to $743.4 million for the third quarter of 2017 compared to $691.4 million in the third quarter of 2016. We realized base business sales growth of 6%. We had one less selling day in the third quarter of 2017 compared to the same period last year, which we believe negatively impacted base business sales growth by approximately 1%. Continued increases in in swimming pool repair and remodel activities, including major pool refurbishment and replacement of key pool equipment, led our sales growth. The recent weather events negatively impacted our third quarter 2017 net sales by an estimated $4.0 million.
Gross profit increased 9% for the third quarter of 2017 compared to the same period in 2016. Base business gross profit improved 7% over the third quarter of last year. Gross profit as a percentage of net sales (gross margin) increased approximately 20 basis points to 29.1% compared to the third quarter of 2016, reflecting product mix and benefits from sourcing initiatives.
Selling and administrative expenses (operating expenses) increased 7% compared to the third quarter of 2016, with base business operating expenses up 5% over the comparable 2016 period. As a percentage of net sales, base business operating expenses declined to 17.9% for the third quarter versus 18.1% last year.
Operating income for the third quarter increased 10% compared to the same period in 2016. Operating income as a percentage of net sales (operating margin) was 11.0% for the third quarter of 2017 compared to 10.7% for the third quarter of 2016.
During the first quarter of 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis. This adoption resulted in a benefit recorded in our Provision for income taxes of $0.3 million for the three months ended September 30, 2017 and $7.7 million for the nine months ended September 30, 2017, which positively impacted our net income and earnings per share, but was partially offset by a required increase of approximately 500,000 and 550,000 diluted weighted average shares outstanding, respectively, used to calculate our diluted earnings per share. The total first and second quarter benefit to our diluted earnings per share from the adoption of this new accounting pronouncement was $0.14, and there was no impact in the third quarter of 2017.

Net income attributable to Pool Corporation was $48.8 million in the third quarter of 2017 compared to $44.5 million for the third quarter of 2016. Earnings per share increased to a record $1.16 per diluted share for the three months ended September 30, 2017 versus $1.03 per diluted share for the same period in 2016.
References to product line and product category data throughout this Form 10-Q generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 13% from September 30, 2016, including a 2% increase from acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 29.8 days at September 30, 2017, an improvement from 30.3 days at September 30, 2016, reflecting the effectiveness of our collection efforts. Our allowance for doubtful accounts balance was $4.1 million at September 30, 2017 and $3.7 million at September 30, 2016.

Net inventory levels grew 6% compared to levels at September 30, 2016.  The inventory reserve was $7.8 million at September 30, 2017 and $8.1 million at September 30, 2016. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at both September 30, 2017 and September 30, 2016.

Total debt outstanding at September 30, 2017 was $564.6 million, an increase of $174.4 million, or 45%, compared to total debt at September 30, 2016, primarily because of share repurchases of $199.0 million over the last 12 months, as well as debt incurred to fund business driven working capital growth.

Current Trends and Outlook

For a detailed discussion of trends through 2016, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2016 Annual Report on Form 10-K.

In conjunction with the release of our first quarter 2017 results, we updated our 2017 earnings guidance from an initial range of $3.80 to $4.00 per diluted share to a range of $4.12 to $4.32 per diluted share, which reflected both an estimated benefit of $0.30 due to the adoption of ASU 2016-09 and $0.02 from better than expected first quarter 2017 operating results. We maintained this guidance following the release of our second quarter 2017 earnings results, which were largely in line with our expectations. Given changes in employee stock option exercise patterns in the third quarter of 2017, we updated our expectations for the remainder of 2017 to include only the $0.14 tax benefit from ASU 2016-09 realized in the first and second quarters of 2017. Our operating results were in line with our expectations, and we have narrowed our earnings guidance to a range of $4.01 to $4.11 per diluted share. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise shares of outstanding vested options.

We project base business sales growth of 6% to 7% for the full year and expect gross margin to be similar to 2016, including an expected decline in gross margin in the fourth quarter of 2017 due to anticipated product mix changes following major third quarter weather events as well as an unfavorable comparison to fourth quarter 2016 results, which benefited by 20 basis points from an increase in the vendor incentive accrual at year-end. For the year, we have incurred growth-driven expense increases related to labor, facilities expansion and delivery costs, although the growth in these types of operating expenses has moderated as we have moved throughout the year. We expect base business operating expenses as a percentage of net sales for 2017 to decline between 20 and 40 basis points as compared to 2016, resulting in a 20 to 40 basis points increase in base business operating income as a percentage of net sales.

Given our $174.4 million increase in debt as of September 30, 2017 over the prior year and the increase in 30-Day LIBOR of approximately 70 basis points over last year, we expect our Interest and other non-operating expenses, net for the full year 2017 to increase by approximately $1.5 million to $2.0 million over 2016, depending on fourth quarter borrowings to fund future share repurchases.

Excluding the impact from the adoption of ASU 2016-09, we expect our effective tax rate will be consistent with 2016. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to the adoption of the new accounting standard, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our comparison of our deferred tax assets for share-based compensation to the current intrinsic value of the underlying awards, we expect to recognize material income tax benefits in periods when these transactions occur. The impact related to ASU 2016-09 is subject to several variables, including our share price and the period in which our employees will exercise shares of outstanding vested options.

We expect cash provided by operations will exceed net income for the 2017 fiscal year. We anticipate that we may use approximately $140.0 million to $160.0 million in cash to fund share repurchases in 2017.

RESULTS OF OPERATIONS
As of September 30, 2017, we conducted operations through 346 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	71.1	71.0	71.1
Gross profit	29.1	28.9	29.0	28.9
Operating expenses	18.1	18.1	17.2	17.3
Operating income	11.0	10.7	11.7	11.6
Interest and other non-operating expenses, net	0.5	0.4	0.5	0.5
Income before income taxes and equity earnings	10.5%	10.3%	11.2%	11.1%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from the acquisitions in 2017 and 2016 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Net sales	$734,175	$691,204	$9,226	$225	$743,401	$691,429

Gross profit	213,788	199,455	2,818	96	216,606	199,551
Gross margin	29.1%	28.9%	30.5%	42.7%	29.1%	28.9%

Operating expenses	131,066	125,225	3,612	160	134,678	125,385
Expenses as a % of net sales	17.9%	18.1%	39.2%	71.1%	18.1%	18.1%

Operating income (loss)	82,722	74,230	(794)	(64)	81,928	74,166
Operating margin	11.3%	10.7%	(8.6)%	(28.4)%	11.0%	10.7%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
New Star Holdings Pty. Ltd.	July 2017	1	July - September 2017
Lincoln Aquatics (1)	April 2017	2	July - September 2017

(1)	We acquired certain distribution assets of this company.

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

The table below summarizes the changes in our sales center count during the first nine months of 2017:

December 31, 2016	344
Acquired locations	3
New location	1
Closed locations	(2)
September 30, 2017	346

Net Sales

	Three Months Ended
	September 30,
(in millions)	2017	2016	Change
Net sales	$743.4	$691.4	$52.0	8%

Net sales increased 8% in the third quarter of 2017 compared to the third quarter of 2016, with base business sales up 6% for the period. Severe weather events during the third quarter of this year, particularly Hurricanes Irma and Harvey, were the most disruptive impact to our sales growth. Sales in Texas largely recovered by the end of the quarter, but sales in Florida remain behind the growth levels experienced prior to Hurricane Irma. We estimate these recent weather events negatively impacted net sales by approximately $4.0 million. Our seasonal markets generated sales growth of 6% during the quarter.

The following factors positively impacted our sales growth (listed in order of estimated magnitude):

•
continued consumer investments in enhancing outdoor living spaces, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains;

•
pool and spa chemical sales, our largest product category at 14% of total net sales for the quarter, increased 2% over the third quarter of 2016 under less attractive weather conditions in 2017 and excluding the recent Lincoln Aquatics acquisition; and

•	inflationary product cost increases (estimated at close to 1%).

The following factors negatively impacted our sales growth (listed in order of estimated magnitude):

•	one less selling day in the third quarter of 2017 compared to the same period last year, affecting net sales growth approximately 1%; and

•	recent weather events (described above).

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas including pool construction and pool remodeling, as well as equipment upgrades. In the third quarter of 2017, the sales growth rate for equipment, such as swimming pool heaters, pumps, lights and filters, collectively, was similar to the 8% growth rate for total net sales compared to the third quarter of 2016. This increase reflects both the ongoing recovery of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, represent approximately 10% of net sales for the third quarter of 2017 and grew by 9% compared to the third quarter of 2016.

Sales to customers who service large commercial swimming pool installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories and growth in this area is reflected in the numbers above. These sales represented just over 4% of our consolidated net sales for the third quarter of 2017 and increased 12% compared to the third quarter of 2016, excluding the recent acquisition of Lincoln Aquatics. With Lincoln Aquatics, commercial sales represent approximately 5% of our consolidated net sales, and this acquisition furthers our efforts to increase not only our focus on the commercial market, but also the resources assigned to this area, including designated warehouse space, increased staffing and additional vendor relationships.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2017	2016	Change
Gross profit	$216.6	$199.6	$17.0	9%
Gross margin	29.1%	28.9%

Gross margin for the third quarter of 2017 increased approximately 20 basis points compared to the third quarter of 2016. This increase primarily reflects product mix and benefits from sourcing initiatives.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2017	2016	Change
Operating expenses	$134.7	$125.4	$9.3	7%
Operating expenses as a % of net sales	18.1%	18.1%

Operating expenses increased 7% in the third quarter of 2017 compared to the third quarter of 2016, with base business operating expenses up 5% compared to the same period last year. Increased growth-driven labor and freight expenses, as well as higher performance-based and equity-based compensation costs comprised the majority of our operating expense growth. As a percentage of net sales, base business operating expenses declined to 17.9% for the third quarter versus 18.1% last year.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net increased $1.0 million compared to the third quarter of 2016, primarily due to higher interest rates on our debt and an increase in borrowings. Our weighted average effective interest rate increased to 2.7% for the third quarter of 2017 from 2.0% for the third quarter of 2016 on higher average outstanding debt of $535.5 million versus $426.7 million for the respective periods.

Income Taxes

Our effective income tax rate was 37.4% for the three months ended September 30, 2017 and 37.7% for the three months ended September 30, 2016. Our third quarter effective income tax rate is typically lower compared to other quarters, primarily due to the timing of our accounting for uncertain tax positions, including the expiration of statutes of limitations. The decline also reflects a $0.3 million tax benefit recorded in our provision for income taxes from the adoption of ASU 2016-09.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 10% to $48.8 million in the third quarter of 2017 compared to the third quarter of 2016. Earnings per diluted share increased to $1.16 for the third quarter of 2017 versus $1.03 per diluted share for the comparable period in 2016. The adoption of ASU 2016-09 did not have an impact our earnings per diluted share in the third quarter of 2017.

Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2017	2016	2017	2016	2017	2016
Net sales	$2,246,446	$2,116,393	$31,559	$9,175	$2,278,005	$2,125,568

Gross profit	650,419	610,454	9,472	2,856	659,891	613,310
Gross margin	29.0%	28.8%	30.0%	31.1%	29.0%	28.9%

Operating expenses	383,636	365,287	9,143	1,907	392,779	367,194
Expenses as a % of net sales	17.1%	17.3%	29.0%	20.8%	17.2%	17.3%

Operating income	266,783	245,167	329	949	267,112	246,116
Operating margin	11.9%	11.6%	1.0%	10.3%	11.7%	11.6%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
New Star Holdings Pty. Ltd.	July 2017	1	July - September 2017
Lincoln Aquatics (1)	April 2017	2	May - September 2017
Metro Irrigation Supply Company Ltd. (1)	April 2016	8	January - June 2017 and April - June 2016
The Melton Corporation (1)	November 2015	2	January 2017 and January 2016
Seaboard Industries, Inc. (1)	October 2015	3	January 2017 and January 2016

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2016, please refer to the discussion under the heading Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2017	2016	Change
Net sales	$2,278.0	$2,125.6	$152.4	7%

Net sales for the first nine months of 2017 increased 7% compared to the same period last year, with much of this growth resulting from the 6% improvement in base business sales.

The following factors contributed to our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including market recovery in remodeling and replacement activity (see discussion below);

•	market share growth, particularly in building materials and commercial product categories;

•
pool and spa chemical sales, our largest product category at 13% of total net sales for the nine months ended September 30, 2017, increased 3% compared to the first nine months of 2016, excluding the recent Lincoln Aquatics acquisition; and

•	inflationary (estimated at close to 1%) product cost increases.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas including pool construction, pool remodeling, as well as equipment upgrades. In the first nine months of 2017, the sales growth rate for equipment, such as swimming pool heaters, pumps, lights and filters, collectively, was similar to the 7% growth rate for total net sales compared to the same period in 2016. This increase reflects both the ongoing recovery of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, represent approximately 11% of net sales for the first nine months of 2017 and grew by 12% compared to the first nine months of 2016.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories and growth in this area is reflected in the numbers above. These sales represented 4% of our consolidated net sales for the first nine months of 2017 and increased 12% compared to the same period in 2016, excluding the recent acquisition of Lincoln Aquatics.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2017	2016	Change
Gross profit	$659.9	$613.3	$46.6	8%
Gross margin	29.0%	28.9%

Gross margin for the nine months ended September 30, 2017 was in line with gross margin for the nine months ended September 30, 2016.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2017	2016	Change
Operating expenses	$392.8	$367.2	$25.6	7%
Operating expenses as a % of net sales	17.2%	17.3%

For the first nine months of 2017, operating expenses were up 7% over the same period last year, with base business operating expenses up 5%. The increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses, as well as greater employee-related health insurance costs, equity-based compensation, and technology spending as we continue to invest in our business. Operating expenses as a percentage of net sales was consistent for the first nine months of 2017 and 2016 and improved by 20 basis points on a base business basis.

Interest and Other Non-operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2017 increased $1.7 million compared to the same period last year, primarily due to higher interest rates on our debt and an increase in borrowings. Our weighted average effective interest rate increased to 2.6% for the first nine months of 2017 from 2.0% for the same period of 2016 on higher average outstanding debt of $501.0 million versus $437.3 million for the respective periods.

Income Taxes

Our effective income tax rate was 35.2% for the nine months ended September 30, 2017 compared to 38.2% for the nine months ended September 30, 2016. The decline in our effective income tax rate is primarily due to the $7.7 million tax benefit recorded in our provision for income taxes, which reflects the impact of the adoption of ASU 2016-09.

Net Income and Earnings Per Share

Earnings per share for the first nine months of 2017, including a favorable $0.14 per diluted share impact from the adoption of ASU 2016-09, increased to $3.89 per diluted share on Net income attributable to Pool Corporation of $166.0 million, compared to $3.39 per diluted share on Net income attributable to Pool Corporation of $146.3 million in the comparable 2016 period.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2017, the four quarters of 2016 and the fourth quarter of 2015.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2017			2016				2015
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$743,401	$988,163	$546,441	$445,235	$691,429	$918,889	$515,250	$415,075
Gross profit	216,606	289,664	153,621	127,777	199,551	270,736	143,023	118,295
Operating income	81,928	154,186	30,998	9,743	74,166	142,420	29,530	5,979
Net income	48,783	94,620	22,270	2,572	44,421	85,247	16,363	2,579

Balance Sheet Data
Total receivables, net	$262,796	$370,285	$290,019	$166,151	$233,405	$351,012	283,758	$156,756
Product inventories, net	484,287	542,805	647,884	486,116	455,156	493,254	595,393	474,275
Accounts payable	209,062	273,309	465,928	230,728	199,922	265,349	438,705	246,554
Total debt	564,573	553,480	490,217	438,042	390,189	500,606	450,457	328,045

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2017 and 2016 Results

Severe storms in the third quarter of 2017, particularly Hurricanes Irma and Harvey, hindered our sales growth in Florida and Texas, although Texas largely recovered by the end of September. In the Central and Midwest, temperatures were normal for this time of year, contrasting with the above-average temperatures in the third quarter of 2016. The West experienced record heat and normal rainfall in the third quarter of 2017, similar to the above average heat in the same period last year.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2017	2016
Operating activities	$112,020	$143,170
Investing activities	(44,584)	(50,233)
Financing activities	(52,746)	(75,697)

Cash provided by operating activities of $112.0 million decreased during the first nine months of 2017 compared to the first nine months of 2016 due to a combination of growth-related increases in inventories and receivables and the payment of our normal scheduled payment of our third quarter estimated taxes. These estimated payments for the third quarter of 2016 were deferred as allowed for areas affected by severe storms and flooding in Louisiana.

Cash used in investing activities for the first nine months of 2017 decreased compared to the first nine months of 2016. While we made increased investments in capital expenditures for vehicle additions in the first nine months of 2017, our cash used for acquisitions was considerably lower in the current period.

Cash used in financing activities decreased for the first nine months of 2017 compared to the first nine months of 2016, which reflects a $65.4 million increase in amounts provided by net borrowings, partially offset by a $23.7 million increase in amounts used for share repurchases. Dividends paid to shareholders increased by $6.2 million in the first nine months of 2017 compared to the first nine months of 2016.

Future Sources and Uses of Cash
Revolving Credit Facility
On September 29, 2017, we amended and restated our existing senior credit facility (the Credit Facility) principally in the following ways:

•	extends the maturity date to September 29, 2022;

•	increases the borrowing capacity to $750.0 million from $465.0 million;

•	increases sublimits for swingline loans;

•	decreases the pricing of all loans; and

•	provides additional capacity under certain negative covenants related to indebtedness, liens, investments and dispositions of assets.

Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $825.0 million. We intend to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At September 30, 2017, there was $415.3 million outstanding, a $4.2 million standby letter of credit outstanding and $330.5 million available for borrowing under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of September 30, 2017, we have three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
In July 2016 we entered into a forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date at that time. This swap contract will convert the Credit Facility’s variable interest rate to a fixed rate of 1.1425% on a notional amount of $150.0 million. The contract becomes effective on November 20, 2019 and terminates on November 20, 2020.
The weighted average effective interest rate for the Credit Facility as of September 30, 2017 was approximately 2.7%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of September 30, 2017, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2017, our average total leverage ratio equaled 1.60 (compared to 1.54 as of June 30, 2017) and the TTM average total debt amount used in this calculation was $496.5 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2017, our fixed charge ratio equaled 5.50 (compared to 5.52 as of June 30, 2017) and TTM Rental Expense was $53.5 million.

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
At September 30, 2017, there was $142.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.0%, excluding commitment fees.
As of September 30, 2017, we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2016 Annual Report on Form 10-K.
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
As of October 26, 2017, $53.4 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

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

•
Our revenue recognition will be achieved upon delivery of products as there are no other promised services as part of our contracts with customers that are material in the context of the contract. Because our shipping and handling activities are performed before the customer obtains control of the goods, we do not consider these activities to be a promised service to the customer. Rather shipping and handling are activities to fulfill our promise to transfer the goods. Product warranties do not constitute a performance obligation for us, as products are warrantied directly by the manufacturer or the third party carrier.

•
To determine the amount of consideration to which we expect to be entitled in exchange for transferring promised goods, we have considered if variable consideration exists. We have reviewed our standard terms and conditions and our customary business practices to determine the transaction price. We have reviewed our pricing policies including marketing programs, coupons and free products for the purpose of determining whether we have any variable or non-cash consideration. We do not issue future-dated coupons or free product rebates. When we process manufacturer coupons, we record the customer sales price as revenue and receive reimbursement of the coupon value from the manufacturer. In addition, we reviewed our current accounting policies related to returns and price concessions for which no material changes in policy were noted. Volume rebates is a sales incentive program where we make a cash payment or apply credit to a customer account on a quarterly or annual basis, if the customer reaches a specified level of purchases. The volume rebates are accounted for as a reduction of the transaction price, and a liability is recorded until the related payment to the customer is made. We do not offer any volume discounts. We will continue our accounting policy election to exclude from revenue all amounts we collect and remit to governmental authorities.

•
The majority of our sales transactions do not require any additional performance obligation after delivery, therefore we do not have multiple performance obligations for which we will have to allocate the transaction price. We do not offer customer loyalty programs.

•
We expect to recognize revenue when control of the product has been transferred to the customer upon delivery to the customer or the freight carrier, if delivered by a third party, as we believe our performance obligation will be satisfied at that point in time.

We expect to apply the guidance using the modified retrospective transition method. Based on our analysis performed to date, we do not expect the adoption of ASU 2014-09 will have a material impact on our financial position or results of operations, but we expect it will result in additional disclosures regarding our revenue recognition policies. We also do not expect the adoption will require material or significant changes to our internal controls over financial reporting. We have expanded our revenue recognition inquiries to additional departments and updated our questionnaires primarily to identify matters that would signal variable consideration implications under the new guidance. We are also in the process of drafting additional pricing policies to address potential revenue recognition implications.

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
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2017, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1 - 31, 2017	287,641	$109.65	287,641	$159,133,234
August 1 - 31, 2017	871,775	$107.25	871,590	$65,654,104
September 1 - 30, 2017	79,335	$99.19	79,335	$57,785,144
Total	1,238,751	$107.29	1,238,566

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 185 shares surrendered for this purpose in the third quarter of 2017.

(2)
In May 2017, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 26, 2017, $53.4 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2017 and September 30, 2016;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2017 and September 30, 2016;

3.	Consolidated Balance Sheets at September 30, 2017, December 31, 2016 and September 30, 2016;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2017 and
September 30, 2016; and

5.	Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 31, 2017.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant