Form 10-K
period 2017-12-31
POOL CORP
filed 2018-02-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2017
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    YES  ☒    NO  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    YES  ☐    NO  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.           YES  ☒    NO  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    YES ☒    NO ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  YES  ☐    NO  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2017 was $4,704,253,988.
As of February 21, 2018, there were 40,396,155 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 29, 2018 for the
Annual Meeting to be held on May 2, 2018, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may be referred to as we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the top three distributors of irrigation and related products in the United States.  The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2017, we operated 351 sales centers in North America, Europe, South America and Australia through our four distribution networks:

•	SCP Distributors (SCP);

•	Superior Pool Products (Superior);

•	Horizon Distributors (Horizon); and

•	National Pool Tile (NPT).

Our Industry

We believe that the swimming pool industry is relatively young, with room for continued growth from the increased penetration of new pools. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient and more aesthetically attractive products. Additionally, the desire for consumers to enhance their outdoor living spaces with hardscapes, lighting and outdoor kitchens also promotes growth in this market area.

The irrigation industry shares many characteristics with the pool industry, and we believe that it will realize long‑term growth rates similar to the pool industry. As irrigation system installations and landscaping often occur in tandem with new single-family home construction, we believe the continued trend in increased housing starts also offers significant growth opportunities for the irrigation industry.

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

•
consumers bundling the purchase of a swimming pool and other products, with new irrigation systems, landscaping and improvements to outdoor living spaces often being key components to both pool installations and remodels; and

•	consumers using more automation and control products, higher quality materials and other pool features that add to our sales opportunities over time.

Almost 60% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining proper chemical balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance-related goods and certain discretionary products.

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic, along with relatively consistent annual inflationary price increases of 1% to 2% on average passed on by manufacturers and distributors, has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impacted pool construction and major replacement and refurbishment activities.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2016 P.K. Data, Inc. reports):

The replacement and refurbishment market currently accounts for close to 25% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling, is driven by the aging of the installed base of pools. The timing of these types of expenditures is more sensitive to economic factors that impact consumer spending compared to the maintenance and minor repair market.

New swimming pool construction comprises just over 15% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool, outdoor living and irrigation products for aesthetic, environmental, safety or other reasons.

The irrigation distribution business is split between residential and commercial markets, with the majority of sales related to the residential market.  Irrigation activities account for approximately 50% of total spending in the irrigation industry, with the remaining 50% of spending related to power equipment, landscape and specialty outdoor products and accessories.  As such, our irrigation business is more heavily weighted toward new home construction activities compared to our pool business. Over the last five years, our irrigation business has benefited from the continued slow recovery of single-family home construction as irrigation system installations and landscape projects typically correlate with, but lag, new home construction.

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

While we estimate that new pool construction has increased to approximately 75,000 new units in 2017 from the historically low levels experienced during the economic downturn, construction levels are still down approximately 65% compared to peak historical levels and down approximately 50% to 55% from what we consider normal levels.

We believe there is potential for continued market recovery over the next several years. The economic downturn, which spanned from late 2006 to early 2010 and reached its low point in 2009 (also referred to as the Great Recession), created a build up of deferred replacement and remodeling activity, which we have largely fulfilled over the past seven years. We expect that new pool and irrigation construction levels will continue to grow incrementally, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate greater growth over the next four to seven years. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential outdoor living investment. We expect that market conditions in the United States will continue to improve, enabling further replacement, remodeling and new construction activity and that the industry will realize an annual growth rate of approximately 4% to 7% over this time period. As economic trends indicate that consumer spending has largely recovered and that residential construction activities will likely continue to improve, we believe that we are well positioned to take advantage of both the market expansion and the inherent long-term growth opportunities in our industry.

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

In 2017 specifically, our industry experienced modestly favorable weather overall, despite the severe storms that impacted our industry in Texas and Florida in September and October. Due to the repairs required following major storms, sales mostly recovered by the end of the year. In 2016, an earlier start to the pool season due to warmer than usual temperatures and overall favorable weather throughout the rest of the year benefited the industry as a whole. In 2015, excessive precipitation impacted our industry in the second quarter; however a mild fall and delayed winter alleviated any contraction in industry growth rates.

Business Strategy and Growth

Our mission is to provide exceptional value to our customers and suppliers, creating exceptional return to our shareholders, while providing exceptional opportunities to our employees.  Our three core strategies are as follows:

•	to promote the growth of our industry;

•	to promote the growth of our customers’ businesses; and

•	to continuously strive to operate more effectively.

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include media advertising, industry-oriented website development such as www.swimmingpool.com®, public relations campaigns and other online marketing initiatives, including social media.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 80 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry. We also act as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

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

With our 2008 acquisition of National Pool Tile Group, Inc., we added a market leading brand of pool tile and composite pool finish products, and gained a position in a wider market. To increase operating efficiency and improve market reach, we have consolidated and repositioned NPT standalone sales centers and established NPT showrooms within certain existing sales centers. In addition to our 16 standalone NPT sales centers, we currently have over 80 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products.

We feel the growth opportunities for the NPT network closely align with those of our other networks, as we see continued opportunity to expand under the NPT brand. We also expect potential expansion of the network by broadening our product range and sourcing capabilities. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation customer base. We feel the development of our NPT network is a natural extension of our distribution model. While we are currently enjoying an expanding economy and improving housing market, which help fuel demand for these products, this business is more sensitive to these external market factors compared to our business overall.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers.  Given the external environment, we have increased our focus on new sales center openings, complemented by strategic acquisitions and consolidations, depending on our market presence. Since the beginning of 2015, we have opened 11 new sales centers, including 1 new sales center in 2017. We expect to open between 4 and 6 new sales centers in 2018. Since the beginning of 2015, we have completed 9 acquisitions consisting of 24 sales centers (net of sales center consolidations within one year of acquisition). We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories.  For additional discussion of our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically. Going forward, we expect to realize sales growth higher than the industry average due to further increases in market share and continued expansion of our product offerings.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and make strategic volume inventory purchases ahead of vendor price increases.  We estimate that annual price inflation between 2015 and 2017 was consistent with the ten-year average. We anticipate price inflation will vary some by product lines, but will approximate the ten-year average overall in 2018.

Customers and Products

We serve roughly 120,000 customers. In 2017, sales to our largest 100 customers collectively accounted for just under 10% of our total sales. We estimate that sales to our largest 1,000 customers represented approximately 25% of our total sales in 2017. Notably, 98% of our customers are small, family-owned businesses with relatively limited capital resources and generated a large majority of our sales in 2017. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores, and certain specialty and internet retailers.

We sell our products primarily to the following types of customers:

•	swimming pool remodelers and builders;

•	specialty retailers that sell swimming pool supplies;

•	swimming pool repair and service businesses;

•	irrigation construction and landscape maintenance contractors; and

•	other commercial customers.

We conduct our operations through 351 sales centers in North America, Europe, Australia and South America. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 52% of our 2017 net sales.  In 2017, we generated approximately 94% of our sales in North America, 5% in Europe and 1% in South America and Australia combined. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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

We offer our customers more than 180,000 manufacturer and Pool Corporation branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and related products and other pool construction and recreational products is the most comprehensive in the industry. We sell the following types of products:

•	maintenance products such as chemicals, supplies and pool accessories;

•	repair and replacement parts for pool equipment, such as cleaners, filters, heaters, pumps and lights;

•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;

•	pool equipment and components for new pool construction and the remodeling of existing pools;

•	irrigation and related products, including irrigation system components and professional lawn care equipment and supplies;

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

We currently have over 500 product lines and over 50 product categories. Based on our 2017 product classifications, sales for our pool and spa chemicals product category represented approximately 12% of total net sales for 2017 and 13% of our total net sales in 2016 and 2015. No other product category accounted for 10% or more of total net sales in any of the last three fiscal years.

Our maintenance, repair and replacement products are generally described as follows:

•	maintenance and minor repair (non-discretionary); and

•	major refurbishment and replacement (partially discretionary).

In 2017, the sale of maintenance and minor repair products accounted for almost 60% of our sales and gross profits while just over 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. During the Great Recession, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction and deferred remodeling and replacement activity. The current trend reflects a shift back toward a greater percentage of our sales coming from major refurbishment and replacement products due to an ongoing recovery of these activities since levels reached their historic low point in 2009.

Discretionary demand for products related to pool construction and remodeling has been an important factor in our historical base business sales growth.  We have realized sales growth over the past five years due to our ongoing expansion of these product offerings and the steady improvement in new construction, remodeling and economic trends. However, new pool construction remains approximately 65% below peak historic levels and approximately 50% to 55% below what we believe to be normal levels. We continue to identify new related product categories and we typically introduce new categories each year in select markets.  Then we evaluate the performance in these markets and focus on those product categories that we believe exhibit the best long-term growth potential. We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

Over the last several years we have increased our product offerings and service abilities related to commercial swimming pools, including the acquisition of Lincoln Pool Products in April 2017. We consider this area to be a key growth opportunity as we focus more attention on providing to customers who service large commercial installations such as hotels, universities and community recreational facilities. However we are leveraging our existing networks and relationships to supply to this market.

Growth in the replacement and refurbishment market following the Great Recession led to product and customer mix changes, including a shift in consumer spending to higher value, lower margin products such as variable speed pumps, high efficiency heaters, and irrigation and related equipment, which positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives, including growth in our higher margin private label and exclusive products (PLEX) and our expansion of building materials product offerings, has helped offset these gross margin declines and will lead to somewhat flat gross margin trends over the next few years.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We distribute irrigation and related products through our Horizon network and tile, decking materials and interior pool finish products through our NPT network.  We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily for two reasons:

•	to offer our customers a choice of distinctive product selections, locations and service personnel; and

•	to increase the level of customer service and operational efficiency provided by the sales centers in each network by promoting healthy competition between the two networks.

We evaluate our sales centers based on their performance relative to predetermined standards that include both financial and operational measures.  Our corporate support groups provide our field operations with various services, such as developing and coordinating customer and vendor related programs, information systems support and expert resources to help them achieve their goals.  We believe our incentive programs and feedback tools, along with the competitive nature of our internal networks, stimulate and enhance employee performance.

Distribution

Our sales centers are located within population centers near customer concentrations, typically in industrial, commercial or mixed‑use zones.  Customers may pick up products at any sales center location, or we may deliver products to their premises or job sites via our trucks or third party carriers.

Our sales centers maintain well-stocked inventories to meet our customers’ immediate needs.  We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions. For additional information regarding our inventory management, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Inventory Obsolescence,” of this Form 10-K.

We also operate four centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and related construction products.

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to manage their shipments by offering seasonal terms to qualifying purchasers such as Pool Corporation, which are referred to as early buy purchases.  These early buy purchases typically allow us to place orders in the fall at a modest discount, take delivery of product during the off-season months and pay for these purchases in the spring or early summer.

Our preferred vendor program encourages our distribution networks to stock and sell products from a smaller number of vendors offering the best overall terms and service to optimize profitability and shareholder return.  We also work closely with our vendors to develop programs and services to better meet the needs of our customers and to concentrate our inventory investments.  These practices, together with a more comprehensive service offering, have positively impacted our selling margins and our returns on inventory investments.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 8%, respectively, of the cost of products we sold in 2017.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and the only truly national wholesale distributor focused on the swimming pool industry in the United States.  We are also one of the top three distributors of irrigation and related products in the United States.  We face intense competition from many regional and local distributors in our markets and from one national wholesale distributor of landscape supplies.  We also face competition, both directly and indirectly, from (both store-based and internet) mass market retailers and large pool supply retailers who primarily buy directly from manufacturers.

Some geographic markets we serve, particularly the four largest and higher pool density markets of California, Texas, Florida and Arizona, have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and irrigation supply distribution are:

•	the breadth and availability of products offered;

•	the quality and level of customer service, including ease of ordering and product delivery;

•	the breadth and depth of sales and marketing programs;

•	consistency and stability of business relationships with customers and suppliers;

•	competitive product pricing; and

•	geographic proximity to the customer.

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

Employees

We employed approximately 4,000 people at December 31, 2017. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

Intellectual Property

We maintain both domestic and foreign registered trademarks and patents, primarily for our Pool Corporation and Pool Systems Pty. Ltd. (PSL) branded products, that are important to our current and future business operations. We also own rights to numerous internet domain names.

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$2,545,270	$2,354,726	$2,168,802
International	242,918	216,077	194,337
	$2,788,188	$2,570,803	$2,363,139

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	December 31,
	2017	2016	2015
United States	$95,659	$79,064	$65,885
International	5,280	4,226	3,969
	$100,939	$83,290	$69,854

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

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties. Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives, and industry, general economic and other forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “believe,” “will likely result,” “outlook,” “project,” “should” and other words and expressions of similar meaning. No assurance can be given that the results in any forward-looking statements will be achieved and actual results could be affected by one or more factors, which could cause them to differ materially. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward‑looking statements include the following:

The demand for our swimming pool, irrigation and related outdoor lifestyle products may be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool, irrigation and related outdoor lifestyle products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance and repair products and certain replacement equipment, which are required to maintain existing swimming pools, currently account for approximately 85% of net sales and gross profits related to our swimming pool business; however the growth of this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools, irrigation systems and outdoor living products. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Although we have seen improvement since 2010, tightening consumer credit could prevent consumers from obtaining financing for pool, irrigation and related outdoor projects, which could negatively impact our sales of construction-related products.

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

As a distribution company, maintaining favorable relationships with our suppliers is critical to our success. We believe that we add considerable value to the swimming pool and irrigation supply chains by purchasing products from a large number of manufacturers and distributing the products to a highly fragmented customer base on conditions that are more favorable than these customers could obtain on their own. We believe that we currently enjoy good relationships with our suppliers, who generally offer us competitive pricing, return policies and promotional allowances. However, any failure to maintain favorable relationships with our suppliers could have an adverse effect on our business.

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 8%, respectively, of the costs of products we sold in 2017. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, the loss of a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers could also adversely affect our business.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors as they compete against our customers for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their needs directly from manufacturers, and to a lesser extent with internet retailers, as they purchase the majority of their needs from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 52% of our net sales in 2017.

More aggressive competition by store- and internet-based mass merchants and large pool or irrigation supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and irrigation related products has remained relatively constant. Should store‑ and internet-based mass market retailers increase their focus on the pool or irrigation industries, or increase the breadth of their pool and irrigation and related product offerings, they may become a more significant competitor for our direct customers and end-use consumers, which could have an adverse impact on our business. We may face additional competitive pressures if large pool or irrigation supply retailers look to expand their customer base to compete more directly within the distribution channel.

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

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Since the beginning of 2015, we have opened 11 new sales centers and we have completed 9 acquisitions consisting of 24 sales centers (net of sales center consolidations within one year of acquisition). While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

In 2017, we generated approximately 62% of our net sales and 83% of our operating income in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and irrigation installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety, and other governmental regulations.

We are subject to regulation under federal, state, local and international employment, environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. For example, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing.

Management has processes in place to facilitate and support our compliance with these requirements. However, failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly over the last 25 years and we anticipate that there will be continuing changes.

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

Our international operations, which accounted for 9% of our total net sales in 2017, expose us to certain additional risks, including:

•	difficulty in staffing international subsidiary operations;

•	different political and regulatory conditions;

•	currency fluctuations;

•	adverse tax consequences; and

•	dependence on other economies.

For foreign-sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products and there is also a greater risk that we may not be able to access products in a timely and efficient manner. Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations.

Changes in tax laws and accounting standards related to tax matters have caused, and may in the future cause, fluctuations in our effective tax rate.

Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, and changes in accounting standards and guidance related to tax matters, may cause fluctuations in our effective tax rate. The Tax Cuts and Jobs Act (TJCA or the Act), enacted in December 2017, significantly changes U.S. tax law. Our 2017 financial results include estimates regarding the effects of the Act, which are based on our current interpretation of this legislation and on reasonable estimates and may change as a result of new guidance issued by regulators or changes in our estimates. Additionally, in the first quarter of 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis. Our projections of financial statement impacts related to ASU 2016-09 are subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. Excess tax benefits or deficiencies recognized under ASU 2016-09 vary from quarter to quarter and past results may not be indicative of future results. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

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

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management.  Our ability to operate effectively on a day‑to‑day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats.  We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms, and may delay or hinder our ability to process transactions and compromise the integrity of our data, which could result in a material adverse impact on our financial condition and results of operations.

We have designed numerous procedures and protocols to mitigate cybersecurity risks. We continually invest in information technology security and update our business continuity plan. In the event a cybersecurity threat occurs, we have processes in place to timely notify the appropriate personnel for assessment and resolution. We also continue to expand our company-wide training programs as part of our efforts to prevent such attacks. However, the failure to maintain security over and prevent unauthorized access to our data, our customers’ personal information, including credit card information, or data belonging to our suppliers, could put us at a competitive disadvantage. Such a breach could result in damage to our reputation and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 59,100 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own two sales center facilities in Florida, two in Texas, one in California and one in Georgia. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2017, we had 15 leases with remaining terms longer than seven years that expire between 2025 and 2032.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2017:

Network	12/31/16	New Locations	Consolidated Locations (2)	Acquired Locations	12/31/17
SCP	162	1	—	4	167
Superior	65	—	—	2	67
Horizon	66	—	(1)	—	65
NPT (1)	17	—	(1)	—	16
Total Domestic	310	1	(2)	6	315
SCP International	34	—	(1)	3	36
Total	344	1	(3)	9	351

(1)
In addition to the stand-alone NPT sales centers, there are over 80 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

(2)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2017:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	29	23	17	6	75
Texas	21	5	17	5	48
Florida	33	6	4	1	44
Arizona	6	6	10	2	24
Georgia	6	2	—	1	9
Nevada	2	3	3	—	8
Tennessee	5	3	—	—	8
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
New York	6	—	—	—	6
Louisiana	5	—	—	—	5
New Jersey	3	2	—	—	5
Pennsylvania	3	1	—	1	5
Colorado	1	1	2	—	4
Illinois	3	1	—	—	4
Indiana	2	2	—	—	4
Missouri	3	1	—	—	4
North Carolina	3	1	—	—	4
Ohio	2	2	—	—	4
Oregon	1	—	3	—	4
South Carolina	3	1	—	—	4
Idaho	1	—	2	—	3
Oklahoma	2	1	—	—	3
Virginia	2	1	—	—	3
Arkansas	2	—	—	—	2
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Maryland	1	—	1	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	167	67	65	16	315
International
Canada	13	—	—	—	13
France	5	—	—	—	5
Australia	5	—	—	—	5
Mexico	3	—	—	—	3
Portugal	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Colombia	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	36	—	—	—	36
Total	203	67	65	16	351

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the symbol “POOL.”  On February 21, 2018, there were approximately 64,696 holders of record of our common stock.  The table below sets forth the high and low closing sales prices of our common stock as well as dividends declared per common share for each quarter during the last two fiscal years.

	High	Low	Dividends Declared
Fiscal 2017
First Quarter	$120.95	$103.93	$0.31
Second Quarter	123.76	116.43	0.37
Third Quarter	121.07	97.30	0.37
Fourth Quarter	131.17	110.26	0.37

Fiscal 2016
First Quarter	$87.96	$74.37	$0.26
Second Quarter	94.03	86.68	0.31
Third Quarter	102.51	93.02	0.31
Fourth Quarter	107.49	90.59	0.31

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount twelve times including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2017.  Future dividend payments will be at the discretion of our Board, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total stockholder return on our common stock for the last five fiscal years with the total return on the S&P MidCap 400 Index and the NASDAQ Index for the same period, in each case assuming the investment of $100 on December 31, 2012 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalizations comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Pool Corporation	$100.00	$139.32	$154.24	$199.16	$260.48	$327.68
S&P MidCap 400 Index	100.00	133.50	146.54	143.35	173.08	201.20
NASDAQ Index	100.00	140.12	160.78	171.97	187.22	242.71

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2017:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2017	40,888	$108.20	40,888	$53,361,113
November 1 – November 30, 2017	—	$—	—	$53,361,113
December 1 – December 31, 2017	—	$—	—	$53,361,113
Total	40,888	$108.20	40,888

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were no shares surrendered for this purpose in the fourth quarter of 2017.

(2)
In May 2017, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of February 21, 2018, our total authorization remaining was $53.4 million.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
	2017 (1)	2016	2015	2014	2013
Statement of Income Data
Net sales	$2,788,188	$2,570,803	$2,363,139	$2,246,562	$2,079,700
Operating income	284,371	255,859	216,222	188,870	165,486
Net income	191,339	148,603	128,224	111,030	97,330
Net income attributable to Pool Corporation	191,633	148,955	128,275	110,692	97,330
Earnings per share:
Basic	$4.69	$3.56	$2.98	$2.50	$2.10
Diluted	$4.51	$3.47	$2.90	$2.44	$2.05
Cash dividends declared per common share	$1.42	$1.19	$1.00	$0.85	$0.73

Balance Sheet Data
Working capital	$460,682	$399,337	$356,899	$345,305	$313,843
Total assets (3)	1,101,062	994,095	934,361	890,971	821,647
Total debt (3)	519,650	438,042	328,045	318,872	244,304
Stockholders’ equity	223,146	205,210	255,743	244,352	286,182

Other
Base business sales growth (2)	7%	7%	5%	7%	6%
Number of sales centers	351	344	336	328	321

(1)
Our Net income and Net income attributable to Pool Corporation in 2017 was impacted by both U.S. tax reform and Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted ASU 2016-09, which requires us to recognize all excess tax benefits or deficiencies related to share-based compensation as a component of our income tax provision on our Consolidated Statements of Income, rather than a component of stockholders’ equity on our Consolidated Balance Sheets. This adoption benefited our Net income and Net income attributable to Pool Corporation $12.6 million in 2017. As a result of U.S. tax reform, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects re‑measurement of our net deferred tax liability. No such tax benefits were applicable in prior years.

(2)
For a discussion regarding our calculation of base business sales, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.

(3)
Upon adoption of Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, we now include financing costs, net of accumulated amortization as a component of long-term debt. For comparability across all periods presented on our Consolidated Balance Sheets, we reclassified certain amounts from Other assets, net in prior periods to Long-term debt, net to conform to our 2017 and 2016 presentation.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2017 FINANCIAL OVERVIEW

Financial Results

We generated strong results in 2017, on top of excellent performance and favorable weather last year. We produced sales growth of 8% in 2017 on top of sales growth of 9% in 2016 and converted this into solid earnings growth, primarily due to executing our strategies in pursuit of our mission every day.

Net sales increased 8% for the year ended December 31, 2017 compared to 2016. Pool remodeling, equipment replacement and the expansion of building materials and commercial products were the major contributors to base business sales growth of 7% for the year. Gross profit increased 9% for the year ended December 31, 2017 compared to 2016. Gross profit as a percentage of net sales (gross margin) grew 10 basis points to 28.9% for 2017 compared to 28.8% in 2016.

Selling and administrative expenses (operating expenses) increased 7% compared to 2016, with base business operating expenses up 5% over last year. The increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses, as well as greater employee benefit costs, equity-based compensation, and technology spending. As a percentage of net sales, operating expenses declined 20 basis points.

Operating income for the year increased 11% to $284.4 million, up from $255.9 million in 2016. Operating income as a percentage of net sales (operating margin) increased to 10.2% in 2017 compared to 10.0% in 2016.

Our provision for income taxes for 2017 was impacted by both U.S. tax reform and Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. As a result of the recently enacted tax legislation, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects the re-measurement of our net deferred tax liability. In addition to the impact from tax reform, we recorded a $12.6 million benefit in our provision for income taxes for the year ended December 31, 2017 related to ASU 2016-09, which positively impacted our net income and earnings per share, but was partially offset by an increase of approximately 550,000 diluted weighted average shares outstanding. The combination of both tax reform and ASU 2016-09 resulted in a total net benefit of $0.52 to our diluted earnings per share in 2017.

Net income attributable to Pool Corporation increased 29% compared to 2016, while earnings per share was up 30% to $4.51 per diluted share. Excluding the $0.28 per diluted share impact of tax reform and the $0.24 per diluted share impact of ASU 2016-09, diluted earnings per share increased 15% over last year.

Financial Position and Liquidity

Cash provided by operations was $175.3 million in 2017. Combined with $82.1 million in net proceeds from borrowings, cash from operating activities helped fund the following initiatives:

•	share repurchases in the open market of $143.2 million;

•	quarterly cash dividend payments to shareholders, totaling $58.0 million for the year;

•	growth in net working capital of $49.9 million;

•	net capital expenditures of $39.4 million; and

•	payments of $12.8 million for acquisitions.

Total net receivables, including pledged receivables, increased 18% compared to December 31, 2016, reflective of fourth quarter sales growth and acquisitions. Our allowance for doubtful accounts was $3.9 million at December 31, 2017 and $4.1 million at December 31, 2016.

Inventory levels grew 10% to $536.5 million at December 31, 2017 compared to $486.1 million at December 31, 2016. Our reserve for inventory obsolescence was $6.3 million at December 31, 2017 compared to $6.5 million at December 31, 2016. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at December 31, 2017 and 3.6 times at December 31, 2016.

Total debt outstanding of $519.7 million at December 31, 2017 increased $81.6 million or 19% compared to December 31, 2016 primarily to fund share repurchases and working capital growth.

Current Trends and Outlook

Over the last five years, we estimate the pool industry grew from 2% to 4% per year due to growth in the installed base of pools, which helped drive pool maintenance growth, improvement in remodeling and replacement activity and annual growth in the pool construction market. Improvements in general external market factors in the United States including consumer confidence, employment, housing, consumer financing and economic expansion, largely support our base business growth. We feel these positive external trends have promoted increased consumer spending on higher value products that enhance swimming pools and outdoor living spaces. Our consistent base business sales growth reflects industry growth plus market share gains from existing customers expanding their businesses and our success in newer market initiatives such as hardscapes and commercial pools.

While we estimate that new pool construction increased to approximately 75,000 new units in 2017 from the historically low levels experienced during the economic downturn, construction levels are still down approximately 65% compared to peak historical levels and down approximately 50% to 55% from what we consider normal levels. Favorable weather plays a role in industry growth by accelerating growth in any given year, while unfavorable weather impedes growth. In 2017 specifically, our industry experienced modestly favorable weather overall, despite the severe storms that impacted our industry in Texas and Florida in September and October. Due to the repairs required following major storms, sales mostly recovered by the end of the year. In 2016, an earlier start to the pool season due to warmer than usual temperatures and overall favorable weather throughout the rest of the year benefited the industry as a whole. In 2015, excessive precipitation impacted our industry in the second quarter; however a mild fall and delayed winter alleviated any contraction in industry growth rates. In establishing our outlook each year, we base our growth assumptions on normal weather conditions and do not incorporate alternative weather predictions into our guidance.

We believe there is potential for continued market recovery over the next several years. The Great Recession created a build-up of deferred replacement and remodeling activity, which we have largely fulfilled over the past seven years. We expect that new pool and irrigation construction levels will continue to grow incrementally, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate greater growth over the next four to seven years. Additionally, we believe favorable demographics from an aging population and southern migration are ideal for increased residential outdoor living investment. We expect that market conditions in the United States will continue to improve, enabling further replacement, remodeling and new construction activity and that the industry will realize an annual growth rate of approximately 4% to 7% over this time period. As economic trends indicate that consumer spending has largely recovered and that residential construction activities will likely continue to improve, we believe that we are well positioned to take advantage of both the market expansion and the inherent long‑term growth opportunities in our industry.

We established our initial outlook for 2018 based on reasonable expectations of organic market share growth, ongoing leverage of infrastructure and continuous process improvements. For 2018, we expect the macroeconomic environment in the United States will be quite similar to 2017. We expect to continue to gain market share through our comprehensive service and product offerings, which we continually diversify through internal sourcing initiatives and expansion into new markets. We also plan to broaden our geographic presence by opening 4 to 6 new sales centers in 2018 and by making selective acquisitions when appropriate opportunities arise.

The following section summarizes our outlook for 2018:

•	We expect sales growth of 6% to 7%, impacted by the following factors and assumptions:

◦	assumed normal weather patterns for 2018;

◦	anticipated continued growth from replacement, remodeling and construction activity and market expansion through newer product offerings like hardscapes and commercial pools;

◦	estimated 1% growth from acquisitions completed throughout 2017;

◦	inflationary product cost increases of approximately 1% to 2%; and

◦	one additional selling day for the full year for 2018 compared to 2017 due to an extra selling day in the fourth quarter (neutral selling days for all other quarters).

•
We project relatively neutral gross margin trends for the full year, as we believe our sales growth will continue to be weighted toward sales of lower margin discretionary products. Adverse margin impacts should be offset by benefits from our efforts in supply chain management and internal pricing initiatives.

•
We expect operating expenses will grow at approximately 60% of the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations. The main challenges in achieving this metric include managing people and facility costs in tight labor and real estate markets. However, we continue to see significant opportunity to leverage our existing infrastructure to achieve this goal.

Our provision for income taxes for 2017 was impacted by both U.S. tax reform and ASU 2016-09. As a result of the recently enacted tax legislation, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects the re-measurement of our net deferred tax liability. In 2018, we expect our effective tax rate to approximate 25.5%, which is a reduction from our historical rate of approximately 38.5%, both of which exclude the impact of ASU 2016-09. As discussed further in Critical Accounting Estimates below, we have not finalized our accounting for the tax effects of tax reform; however, our net benefit is based on reasonable estimates for those tax effects.

Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our December 31, 2017 stock price, we estimate that we have approximately $5.4 million in unrealized excess tax benefits related to stock options that will expire in the first quarter of 2018 and restricted awards that will vest in 2018. Additional tax benefits could be recognized related to stock option exercises in 2018 from grants that expire in years after 2018, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $12.6 million benefit in our provision for income taxes for the year ended December 31, 2017 related to ASU 2016-09.

We project that 2018 earnings will be in the range of $5.36 to $5.61 per diluted share, including an estimated $0.13 favorable impact from ASU 2016-09. This range also reflects our expected 2018 income tax rate, including the impact from tax reform legislation enacted in December 2017. We expect cash provided by operations will approximate net income for fiscal 2018, and subject to additional authorization by our Board of Directors, we anticipate that we will use $100.0 million to $150.0 million in cash for share repurchases.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including changes in the economy and the housing market, the sensitivity of our business to weather conditions, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to Item 1A.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on past due accounts. As we review these past due accounts, we evaluate collectability based on a combination of factors including:

•	aging statistics and trends;

•	customer payment history;

•	independent credit reports; and

•	discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.07% of net sales annually.  Write-offs as a percentage of net sales approximated 0.05% in 2017, 0.07% in 2016 and 0.05% in 2015. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2018.

At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end allowance for doubtful accounts balance to (i) current year write-offs and (ii) any significantly aged outstanding receivable balances. Based on our hindsight analysis, we concluded that the prior year allowance was within a range of acceptable estimates, but conservative overall as 2017 write-offs came in at the low end of the expected range based on historical trends. While we slightly lowered our general reserve percentage to account for declining write-offs in recent years, our overall reserve methodology and process for estimating specific reserves remains unchanged.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2017, pretax income would change by approximately $0.8 million and earnings per share would change by approximately $0.01 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2017).

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to manage our inventory such that we minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain at each sales center an adequate inventory of stock keeping units (SKUs) with the highest sales volumes. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently turn at slower rates.

We classify products into 13 classes at the sales center level based on sales at each location over the expected sellable period, which is the previous 12 months for most products. All inventory is included in these classes, except for special order non-stock items that lack a SKU in our system and products with less than 12 months of usage. The table below presents a description of these inventory classes:

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

There is little risk of obsolescence for products in classes 1-4 because products in these classes generally turn quickly. We establish our reserve for inventory obsolescence based on inventory classes 5-13, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory at net realizable value. We provide a reserve of 5% for inventory in classes 5-13 and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess inventory in classes 5-12 and an additional 45% reserve for excess inventory in class 13. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months’ usage, on a company-wide basis.  We also evaluate whether the calculated reserve provides sufficient coverage of the total class 13 inventory.

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2017, pretax income would change by approximately $1.3 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2017).

Vendor Programs

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve any of a number of measures.  These measures generally relate to the volume level of purchases from our vendors and may include negotiated pricing arrangements.  We account for vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time we recognize such consideration as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward the attainment of various levels within certain vendor programs. We accrue vendor program benefits on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases, future inventory levels and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including weather and changes in economic conditions.  Changes in our purchasing mix also impact our estimates, as certain program rates can vary depending on our volume of purchases from specific vendors.

We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor program benefits accrual may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments tend to have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor arrangements are based on calendar year periods. We update our estimates for these arrangements at year end to reflect actual annual purchase levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor credits received to the prior year vendor receivable balances. Based on our hindsight analysis, we concluded that our vendor program estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

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
In December 2017, the Tax Cuts and Jobs Act (TJCA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with Accounting Standards Codification Topic (ASC) 740, Income Taxes, we are required to account for the new requirements in the period that includes the date of enactment. The Act reduces the overall corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadens the tax base and allows for the immediate capital expensing of certain qualified property. Due to the complexities presented by the Act, particularly for companies with multi-national operations, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) to provide guidance to companies who are not able to complete their accounting in the period of enactment prior to the reporting deadlines. Under the guidance in SAB 118, companies that have not completed their accounting for certain elements of the Act, but can determine a reasonable estimate of those effects, should include a provisional amount based on their reasonable estimate in their financial statements. This guidance resulted in us recording a provisional net benefit to our income tax provision during the period ended December 31, 2017. As of December 31, 2017, we have not completed our accounting for the tax effects of the Act but will complete our accounting before the end of the one year period allowed by SAB 118. Any revisions to our provisional amounts will be recorded in the period when the accounting is complete and will be recorded as a discrete item in our income tax provision in that period. For the Global Intangible Low Tax Income (GILTI) provisions of the Act, we have elected an accounting policy to record GILTI as period costs if and when incurred.
As of December 31, 2017, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation. We are also still evaluating whether to change our indefinite reinvestment assertion in light of U.S. tax reform.

We have operations in 39 states, 1 United States territory and 12 foreign countries. We are subject to regular audits by federal, state and foreign tax authorities, and the amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

We record annual performance-based compensation accruals based on operating income achieved in a quarter as a percentage of total expected operating income for the year. We estimate total expected operating income for the current plan year using management’s estimate of the total overall incentives earned per the stated bonus plan objectives. Starting in June, and continuing each quarter through our fiscal year end, we adjust our estimated performance-based compensation accrual based on our detailed analysis of each bonus plan, the participants’ progress toward achievement of their specific objectives and management’s estimates related to the discretionary components of the bonus plans, if any.

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

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year end to determine the accuracy of our performance‑based compensation estimates. Based on our hindsight analysis, we concluded that our performance-based compensation accrual balances were within a reasonable range of acceptable estimates and that our estimation methodologies are appropriate.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2017, our goodwill balance was $189.4 million, representing approximately 17% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

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

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center.  As of October 1, 2017, we had 221 reporting units with allocated goodwill balances. The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance was $0.8 million. In October 2017, 2016 and 2015, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. In the third quarter of 2016, we recorded a $0.6 million goodwill impairment charge related to an at-risk reporting unit in Quebec, Canada. We continue to monitor this location’s results, which came in above expectations at the end of the 2017 pool season. As of December 31, 2017, the remaining goodwill balance for this reporting unit was $1.8 million.

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

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our aggregate estimated fair values fell in line with our market capitalization, which we consider to be reasonable for the purpose of our goodwill impairment test. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate by 5% to reflect more conservative discounted cash flow assumptions. This reduction addresses the sensitivity of a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis generated a fair value estimate significantly below our market capitalization and resulted in the identification of no goodwill impairments and no additional at-risk locations.

Based on the magnitude of their goodwill balances and their heightened sensitivity to weather, we consider our reporting units in Quebec, Canada, as most at risk for goodwill impairment. Results in Quebec began to fall below expectations in 2013, largely due to an extended winter and certain execution challenges. We cannot be assured of favorable weather conditions in any given year, which strongly impact results for our Quebec reporting units. As of December 31, 2017, we have three reporting units in Quebec, with a total goodwill balance of $2.8 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (FASB) issued ASU 2014-09, Revenue from Contracts with Customers. The FASB also issued subsequent amendments to ASU 2014-09 to provide clarification on the guidance. ASU 2014-09 will be effective for annual periods beginning after December 15, 2017, which for us will be in the period beginning January 1, 2018. We are substantially complete with our detailed evaluation, using the five‑step model specified in the guidance, to determine the impact of the new standard.

•
Under the new standard, revenue will be recognized when we satisfy our performance obligation by transferring promised products or services to our customer. The standard allows for application of the guidance to a portfolio of contracts or performance obligations with similar characteristics. Since our individual sales transactions are very similar in nature, we will apply the guidance to all transactions as a portfolio. We have determined that the effects of applying this guidance to the portfolio is not materially different from applying the guidance to individual performance obligations within that portfolio.

•
Our revenue recognition is achieved upon delivery of products as there are no other promised services as part of our contracts with customers that are material in the context of the contract. Because our shipping and handling activities are performed before the customer obtains control of the goods, we do not consider these activities to be a promised service to the customer. Rather shipping and handling are activities to fulfill our promise to transfer the goods. Product warranties do not constitute a performance obligation for us, as products are warrantied directly by the manufacturer or the third party carrier.

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

•
The majority of our sales transactions do not require any additional performance obligation after delivery; therefore we do not have multiple performance obligations for which we will have to allocate the transaction price. We do not offer customer loyalty programs.

•
We expect to recognize revenue when control of the product has been transferred to the customer upon delivery to the customer or the freight carrier, if delivered by a third party, as we believe our performance obligation is satisfied at such point in time.

As allowed for under ASU 2014-09, we will apply the guidance using the modified retrospective transition method, whereby we will recognize the cumulative effect of initially applying the new standard as an adjustment to our opening balance of retained earnings (deficit). Based on our analysis, the adoption of ASU 2014-09 will not have a material impact on our financial position or results of operations. Our adoption will result in balance sheet reclassifications for recording our estimate for customer returns. Historically, our deferred revenue liability for customer returns has not been material. ASU 2014-09 requires the recognition of a current liability for the gross amount of the estimated returns, and a current asset for the cost of the related products (each less than $1.0 million at December 31, 2017).

We have determined that the adoption will not require material or significant changes to our internal controls over financial reporting.

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2016-02, Leases
Requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. The guidance is required to be applied using a modified retrospective approach.
Annual periods beginning after December 15, 2018
We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures. We are primarily focused on evaluating our internal controls over financial reporting, including information technology requirements, related to the adoption of this new accounting pronouncement. The adoption of ASU 2016-02 will have a significant impact on our Consolidated Balance Sheets as we will be recording a right-of-use asset and corresponding liability for our current operating leases.

ASU 2016-13, Financial Instruments - Credit Losses - Measurement of Credit Losses on Financial Instruments
Changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method.
		Annual periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments
May change the classification of certain cash receipts and cash payments on an entity’s statement of cash flows. The new guidance specifies how cash flows should be classified for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds for the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions from equity method investees and beneficial interests in securitization transactions. The guidance must be applied retrospectively.
		Annual periods beginning after December 15, 2017	We do not expect the adoption of this guidance will have a material impact on our cash flow statement.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment
Eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). This guidance should be applied prospectively.
		Annual and interim impairment tests performed in periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.
ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness. For qualifying cash flow and net investment hedges, the change in the fair value of the hedging instrument will be recorded in Other Comprehensive Income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item.
		Annual periods beginning after December 15, 2018	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2017	2016	2015
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1	71.2	71.4
Gross profit	28.9	28.8	28.6
Operating expenses	18.7	18.9	19.4
Operating income	10.2	10.0	9.1
Interest and other non-operating expenses, net	0.5	0.6	0.3
Income before income taxes and equity earnings	9.7%	9.4%	8.8%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2017, 2016 and 2015.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2017 compared to Fiscal Year 2016

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2017	2016	2017	2016	2017	2016
Net sales	$2,749,672	$2,558,368	$38,516	$12,435	$2,788,188	$2,570,803

Gross profit	793,866	737,335	11,423	3,752	805,289	741,087
Gross margin	28.9%	28.8%	29.7%	30.2%	28.9%	28.8%

Operating expenses	508,273	481,924	12,645	3,304	520,918	485,228
Expenses as a % of net sales	18.5%	18.8%	32.8%	26.6%	18.7%	18.9%

Operating income (loss)	285,593	255,411	(1,222)	448	284,371	255,859
Operating margin	10.4%	10.0%	(3.2)%	3.6%	10.2%	10.0%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Chem Quip, Inc. (1) (2)	December 2017	5	December 2017
Intermark	December 2017	1	December 2017
E-Grupa	October 2017	1	October - December 2017
New Star Holdings Pty. Ltd.	July 2017	1	July - December 2017
Lincoln Aquatics (1)	April 2017	1	May - December 2017
Metro Irrigation Supply Company Ltd. (1)	April 2016	8	January - June 2017 and April - June 2016
The Melton Corporation (1)	November 2015	2	January 2017 and January 2016
Seaboard Industries, Inc. (1)	October 2015	3	January 2017 and January 2016

(1)	We acquired certain distribution assets of each of these companies.

(2)
We completed this acquisition on December 29, 2017. Thus we reported no results of operations in fiscal 2017 for this acquisition due to the acquisition date; however the related sales centers are included in the sales center count below.

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

The table below summarizes the changes in our sales centers during 2017:

December 31, 2016	344
Acquired locations	9
New locations	1
Consolidated locations	(3)
December 31, 2017	351

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2017	2016	Change
Net sales	$2,788.2	$2,570.8	$217.4	8%

Net sales increased 8% compared to 2016, despite one less selling day. Our 7% increase in base business sales generated much of this growth. We experienced modestly favorable weather during the swimming pool season, which ended with severe storms in September and October in both Texas and Florida. By the end of the fourth quarter, we mostly recovered sales lost over these time periods.

The following factors benefited our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including continued growth in remodeling and replacement activity (see discussion below);

•	market share growth, particularly in building materials and commercial product categories;

•	increased pool and spa chemical sales, our largest product category at 12% of total net sales for 2017, up 4% compared to 2016, excluding the recent Lincoln Aquatics acquisition;

•	inflation driven (estimated at close to 1%) product selling price increases; and,

•	acquisitions, particularly in the commercial market (Lincoln Aquatics) and Australia (Newline Pool Products)

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas including pool construction, pool remodeling, as well as equipment upgrades. In 2017, sales for equipment such as swimming pool heaters, pumps, and lights increased 10%, and collectively represented approximately 23% of net sales. This increase reflects both the growth of replacement activity and continued demand for higher‑priced, more energy-efficient products. Sales of building materials, which includes tile, grew 13% compared to 2016 and represented approximately 10% of net sales in 2017.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. These sales increased 10% compared to 2016 and represented 5% of our consolidated net sales for 2017, excluding the recent acquisition of Lincoln Aquatics.

In terms of quarterly performance, base business sales increased 5% in the first quarter of 2017, despite a 2% decline in sales related to customer early buy purchases. Base business sales then increased 7% in the second quarter of 2017 under overall neutral weather conditions for most of the quarter. Despite the severe weather events in the third quarter of 2017, and one less selling day compared to the same period in 2016, base business sales increased 6% in the third quarter. For our seasonally slowest fourth quarter, base business sales increased 13% in 2017 reflecting strong consumer demand, excellent execution by our team, the recovery following Hurricane Irma and overall favorable weather conditions. See discussion of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2017	2016	Change
Gross profit	$805.3	$741.1	$64.2	9%
Gross margin	28.9%	28.8%

Gross margin for 2017 increased 10 basis points compared to 2016 mostly reflecting product mix coupled with benefits from sourcing initiatives.

Operating Expenses

(in millions)	Year Ended December 31,
	2017	2016	Change
Operating expenses	$520.9	$485.2	$35.7	7%
Operating expenses as a percentage of net sales	18.7%	18.9%

Operating expenses increased 7% compared to 2016, with base business operating expenses up 5%. The increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses, as well as greater facility-related expenditures, equity-based compensation, and technology spending as we continue to invest in our business. Base business operating expenses as a percentage of net sales improved 30 basis points over 2016, as we continued to leverage our existing infrastructure.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased $0.7 million compared to 2016. Average outstanding debt was $504.0 million for 2017 versus $424.6 million for 2016. Our 2017 average outstanding debt balance reflects greater borrowings, primarily to fund working capital growth. Our weighted average effective interest rate increased to 2.7% for 2017 compared to 2.2% for 2016.

Income Taxes

Our effective income tax rate was 29.0% at December 31, 2017 and 38.5% at December 31, 2016. Our provision for income taxes for 2017 was positively impacted by both U.S. tax reform and ASU 2016-09. As a result of the recently enacted tax legislation, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects the re-measurement of our net deferred tax liability. In addition to the impact from tax reform, we recorded a $12.6 million benefit in our provision for income taxes for the year ended December 31, 2017 related to our adoption of ASU 2016-09.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 29% to $191.6 million in 2017 compared to $149.0 million in 2016. Earnings per share increased 30% to $4.51 per diluted share compared to $3.47 per diluted share in 2016. Excluding the $0.28 per diluted share impact of tax reform and the $0.24 per diluted share impact of ASU 2016-09, diluted earnings per share increased 15% over last year.

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

For an explanation of how we calculate base business, please refer to the discussion of base business under the heading “Fiscal Year 2017 compared to Fiscal Year 2016.”

For purposes of comparing operating results for the year ended December 31, 2016 to the year ended December 31, 2015, we excluded acquired sales centers from base business for the periods identified in the table below.

Acquired (1)	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Metro Irrigation Supply Company Ltd.	April 2016	8	April - December 2016
The Melton Corporation	November 2015	2	January - December 2016 and November - December 2015
Seaboard Industries, Inc.	October 2015	3	January - December 2016 and November - December 2015
Poolwerx Development LLC	April 2015	1	January - June 2016 and April - June 2015
St. Louis Hardscape Material & Supply, LLC	December 2014	1	January - March 2016 and January - March 2015

(1)	We acquired certain distribution assets of each of these companies.

The table below summarizes the changes in our sales centers during 2016:

December 31, 2015	336
Acquired locations	8
New locations	6
Consolidated locations	(6)
December 31, 2016	344

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2016	2015	Change
Net sales	$2,570.8	$2,363.1	$207.7	9%

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

Seasonality and Quarterly Fluctuations

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and irrigation installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2017, we generated approximately 62% of our net sales and 83% of our operating income in the second and third quarters of the year.

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

The following table presents certain unaudited quarterly data for 2017 and 2016. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$546,441	$988,163	$743,401	$510,183	$515,250	$918,889	$691,429	$445,235
Gross profit	153,621	289,664	216,606	145,398	143,023	270,736	199,551	127,777
Operating income	30,998	154,186	81,928	17,259	29,530	142,420	74,166	9,743
Net income	22,270	94,620	48,783	25,665	16,363	85,247	44,421	2,572

Net sales as a % of annual net sales	20%	35%	27%	18%	20%	36%	27%	17%
Gross profit as a % of annual gross profit	19%	36%	27%	18%	19%	37%	27%	17%
Operating income as a % of annual operating income	11%	54%	29%	6%	12%	56%	29%	4%

Balance Sheet Data
Total receivables, net	$290,019	$370,285	$262,796	$196,265	$283,758	$351,012	$233,405	$166,151
Product inventories, net	647,884	542,805	484,287	536,474	595,393	493,254	455,156	486,116
Accounts payable	465,928	273,309	209,092	245,249	438,705	265,349	199,922	230,728
Total debt	490,217	553,480	564,573	519,650	450,457	500,606	390,189	438,042

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

Weather Impacts on Fiscal Year 2017 to Fiscal Year 2016 Comparisons

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

Cold and wet weather throughout the Mid-South and North impacted those seasonal markets in the middle of the second quarter of 2017, while the weather impact overall for the quarter was fairly neutral. Temperatures and precipitation throughout most areas other than those described above, were normal, with only Texas benefiting from drier weather in the second quarter of 2017 compared to the above-average rainfall experienced in the same period of 2016.

Severe storms in the third quarter of 2017, particularly Hurricanes Irma and Harvey, hindered our sales growth in Florida and Texas, although Texas largely recovered by the end of September. In the Central and Midwest, temperatures were normal for the third quarter, contrasting with the above-average temperatures in the third quarter of 2016. The West experienced record heat and normal rainfall in the third quarter of 2017, similar to the above-average heat in the same period of 2016. Overall, the United States experienced favorable weather in most of the fourth quarter of 2017, particularly Florida, which allowed for sales recovery following Hurricane Irma.

Weather Impacts on Fiscal Year 2016 to Fiscal Year 2015 Comparisons

Warmer-than-normal weather across nearly all markets in the United States benefited our first quarter of 2016 sales growth. Warmer weather early in the season accelerates pool openings and allows for increased purchases of chemicals and maintenance supplies for existing pools. By comparison, our year-round markets experienced similar favorable weather conditions in the first quarter of 2015, while our seasonal markets, particularly in the northeast United States and eastern Canada, experienced cooler-than‑normal temperatures. The unusually early warm weather in the first quarter of 2016 in our seasonal markets benefited our first quarter sales. Growth in our California markets in the first quarter of 2016 was impacted by unfavorable weather comparisons to the same period of 2015 due to higher winter precipitation and average temperatures in 2016 versus record warm temperatures in 2015.

In the second quarter of 2016, the Midwest and Northeast experienced more favorable conditions compared to 2015, with above‑average temperatures and much drier weather in June 2016 compared to June 2015. Although the extreme rainfall experienced in Texas and adjacent states was not as prevalent in the second quarter of 2016 as compared to 2015, Texas experienced above‑average precipitation again in 2016. Florida and the Southeast experienced cooler temperatures compared to above-average and record heat in certain areas in 2015. California and the Northwest experienced warm temperatures and normal levels of precipitation in the second quarter of 2016 and 2015.

Weather conditions in the third quarter of 2016 varied throughout the United States creating a neutral overall impact on our results. The eastern half of the country experienced above-average temperatures, including record high temperatures in the Northeast and parts of the Midwest. The western half of the United States experienced mostly normal temperatures, while Texas experienced above-average precipitation. The conditions in Texas in the third quarter of 2016 were in direct contrast to the weather in the same period of 2015 when Texas was drying out from heavy precipitation, lifting third quarter 2015 sales. California and the Northwest logged drier-than-normal conditions in the third quarter of 2016 compared to average precipitation in 2015. Most of the United States experienced warm temperatures during the fourth quarter of 2016, allowing projects to continue through the remainder of the year and contributing to sales growth over the same period in 2015.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•	cash flows generated from operating activities;

•	the adequacy of available bank lines of credit;

•	the quality of our receivables;

•	acquisitions;

•	dividend payments;

•	capital expenditures;

•	changes in income tax laws and regulations;

•	the timing and extent of share repurchases; and

•	the ability to attract long-term capital with satisfactory terms.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent capital structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

•	capital expenditures primarily for maintenance and growth of our sales center structure, technology-related investments and fleet vehicles;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by our Board of Directors (Board);

•	repayment of debt to maintain an average total leverage ratio (as defined below) between 1.5 and 2.0; and

•	repurchases of our common stock under our Board authorized share repurchase program.

Capital expenditures were 1.4% of net sales in 2017 as we expanded facilities and purchased delivery vehicles to address growth opportunities. Capital expenditures were 1.4% of net sales in 2016 and 1.0% of net sales in 2015. Over the last 5 years, capital expenditures have averaged roughly 1.0% of net sales. Going forward, we project capital expenditures will approximate this average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Operating activities	$175,311	$165,378	$146,050
Investing activities	(52,220)	(55,643)	(37,793)
Financing activities	(114,449)	(99,672)	(107,804)

Cash provided by operations of $175.3 million for 2017 increased compared to 2016 primarily due to the increase in net income, partially offset by changes in working capital. Excluding the net income benefit from tax changes, cash provided by operations approximates net income for 2017. The timing of our early buy inventory purchases can create fluctuations in inventory and accounts payable balances from year to year. A change in the timing of one of our inventory early buy programs in 2017 compared to 2016 resulted in higher inventory but lower accounts payable balances at year end, resulting in a negative impact to our 2017 operating cash flows.

In 2016, cash provided by operations improved compared to 2015 primarily due to our net income growth.

Cash used in investing activities decreased in 2017 due to a decrease of $6.9 million in payments for acquisitions compared to 2016. This was offset by an additional $5.0 million of net capital expenditures in 2017 compared to 2016 to fund our continued investment in new vehicles, equipment and technology. Related to the increase from 2015 to 2016, our 2016 cash used in investing activities reflects $19.7 million in net payments to fund acquisitions compared to $4.5 million in net payments to fund acquisitions in 2015.

Cash used in financing activities increased in 2017, primarily due to lower net borrowings on our debt arrangements. We had $82.1 million of net proceeds from our debt arrangements in 2017 compared to $109.4 million in 2016, primarily as a result of lower share repurchases. We repurchased $143.2 million of shares in the open market in 2017 compared to $175.6 million in 2016. In 2015, we had net proceeds from our debt arrangements of $8.9 million, while we repurchased $92.4 million of shares in the open market.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we will continue to utilize our two major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Revolving Credit Facility

On September 29, 2017, we amended and restated our revolving credit facility. The Credit Facility provides for $750.0 million in borrowing capacity under a five-year unsecured revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $825.0 million.  The Credit Facility matures on September 29, 2022. We intend to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At December 31, 2017, there was $410.4 million outstanding, a $4.2 million standby letter of credit outstanding and $335.4 million available for borrowing under the Credit Facility. We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of December 31, 2017, we have three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.

In July 2016, we entered into a forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date at that time. This swap contract will convert the Credit Facility’s variable interest rate to a fixed rate of 1.1425% on a notional amount of $150.0 million. The contract becomes effective on November 20, 2019 and terminates on November 20, 2020.
The weighted average effective interest rate for the Credit Facility as of December 31, 2017 was approximately 2.9%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2017, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2017, our average total leverage ratio equaled 1.63 (compared to 1.56 as of December 31, 2016) and the TTM average total debt amount used in this calculation was $524.3 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2017, our fixed charge ratio equaled 5.53 (compared to 5.41 as of December 31, 2016) and TTM Rental Expense was $54.3 million.

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

Under the Credit Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 2.50 to 1.00.  Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of the Credit Facility could result in higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

Receivables Securitization Facility

As amended on November 28, 2017, our two-year Receivables Facility offers us a lower cost form of financing, with a peak funding capacity of up to $255.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $80.0 million to $220.0 million throughout the remaining months of the year.
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
At December 31, 2017, there was $100.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.3%, excluding commitment fees.

As of December 31, 2017, we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2018.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

As of February 21, 2018, $53.4 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Contractual Obligations

At December 31, 2017, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$519,337	$8,898	$100,000	$410,439	$—
Operating leases	221,729	55,874	92,064	52,368	21,423
	$741,066	$64,772	$192,064	$462,807	$21,423

For additional discussion related to our debt, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.  The table below contains estimated interest payments (in thousands) related to our long-term debt obligations listed in the table above.  Our estimates of future interest payments are calculated based on the December 31, 2017 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2017 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we have projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Note 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for more information related to our unrecognized tax benefits.

		Estimated Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$60,405	$14,076	$25,684	$20,645	$—

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

In 2017, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portions of our outstanding balances under the Credit Facility and the Receivables Facility that were not covered by our interest rate swap contracts were both subject to variable interest rates. To calculate the potential impact in 2017 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $7.5 million and earnings per share would have decreased by approximately $0.13 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2017). The maximum amount available under the Credit Facility is $750.0 million, excluding the $75.0 million accordion feature and the maximum amount available under the Receivables Facility is $215.0 million, excluding the $40.0 million seasonal increase in capacity available from March 1 to July 31.

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

Currency Risk

We have subsidiaries in Canada, the United Kingdom, Belgium, Croatia, France, Germany, Italy, Portugal, Spain, Mexico, Colombia and Australia. Based on the functional currencies for these international subsidiaries as shown in the table below, changes in exchange rates for these currencies may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9% of total net sales in 2017, our exposure to currency rate fluctuations could be material in 2018 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Kuna
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Colombia	Colombian Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows, for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 1994.

New Orleans, Louisiana
February 28, 2018

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2017	2016	2015
Net sales	$2,788,188	$2,570,803	$2,363,139
Cost of sales	1,982,899	1,829,716	1,687,495
Gross profit	805,289	741,087	675,644
Selling and administrative expenses	520,918	485,228	459,422
Operating income	284,371	255,859	216,222
Interest and other non-operating expenses, net	15,189	14,481	8,072
Income before income taxes and equity earnings	269,182	241,378	208,150
Provision for income taxes	77,982	92,931	80,137
Equity earnings in unconsolidated investments, net	139	156	211
Net income	191,339	148,603	128,224
Net loss attributable to noncontrolling interest	294	352	51
Net income attributable to Pool Corporation	$191,633	$148,955	$128,275

Earnings per share:
Basic	$4.69	$3.56	$2.98
Diluted	$4.51	$3.47	$2.90
Weighted average shares outstanding:
Basic	40,838	41,872	43,105
Diluted	42,449	42,984	44,254

Cash dividends declared per common share	$1.42	$1.19	$1.00

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Net income	$191,339	$148,603	$128,224
Other comprehensive income (loss):
Foreign currency translation adjustments	5,545	(1,661)	(9,046)
Change in unrealized gains and losses on interest rate swaps, net of the change in taxes of $(769), $(839) and $653	1,205	1,312	(1,021)
Total other comprehensive income (loss)	6,750	(349)	(10,067)
Comprehensive income	198,089	148,254	118,157
Comprehensive loss attributable to noncontrolling interest	74	378	448
Comprehensive income attributable to Pool Corporation	$198,163	$148,632	$118,605

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2017	2016
Assets
Current assets:
Cash and cash equivalents	$29,940	$21,956
Receivables, net	76,597	61,437
Receivables pledged under receivables facility	119,668	104,714
Product inventories, net	536,474	486,116
Prepaid expenses and other current assets	19,569	15,318
Deferred income taxes	—	6,016
Total current assets	782,248	695,557

Property and equipment, net	100,939	83,290
Goodwill	189,435	184,795
Other intangible assets, net	13,223	13,326
Equity interest investments	1,127	1,172
Other assets	14,090	15,955
Total assets	$1,101,062	$994,095

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$245,249	$230,728
Accrued expenses and other current liabilities	65,482	64,387
Short-term borrowings and current portion of long-term debt	10,835	1,105
Total current liabilities	321,566	296,220

Deferred income taxes	24,585	34,475
Long-term debt, net	508,815	436,937
Other long-term liabilities	22,950	18,966
Total liabilities	877,916	786,598

Redeemable noncontrolling interest	—	2,287

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 40,212,477 shares issued and outstanding at December 31, 2017 and 41,089,720 shares issued and outstanding at December 31, 2016	40	41
Additional paid-in capital	426,750	403,162
Retained deficit	(196,316)	(183,915)
Accumulated other comprehensive loss	(7,328)	(14,078)
Total stockholders’ equity	223,146	205,210
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,101,062	$994,095

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income	$191,339	$148,603	$128,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	24,157	20,338	16,373
Amortization	1,568	1,639	1,015
Share-based compensation	12,482	9,902	9,543
Excess tax benefits from share-based compensation	—	(7,370)	(7,706)
Provision for doubtful accounts receivable, net of write-offs	(154)	(155)	197
Provision for inventory obsolescence, net of write-offs	(267)	(448)	576
Provision (benefit) for deferred income taxes	(4,636)	3,749	4,198
(Gains) losses on sales of property and equipment	(285)	(320)	230
Equity earnings in unconsolidated investments, net	(139)	(156)	(211)
Net (gains) losses on foreign currency transactions	(171)	679	774
Impairments of goodwill and other non-operating assets	1,200	4,113	500
Other	166	923	(869)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(21,903)	(5,666)	(16,656)
Product inventories	(35,783)	(8,050)	(10,848)
Prepaid expenses and other assets	(4,096)	(3,077)	(434)
Accounts payable	5,077	(17,896)	9,956
Accrued expenses and other current liabilities	6,756	18,570	11,188
Net cash provided by operating activities	175,311	165,378	146,050

Investing activities
Acquisition of businesses, net of cash acquired	(12,834)	(19,730)	(4,483)
Purchases of property and equipment, net of sale proceeds	(39,390)	(34,352)	(29,095)
Payments to fund credit agreement	—	(5,322)	(8,860)
Collections from credit agreement	—	3,737	4,557
Other investments, net	4	24	88
Net cash used in investing activities	(52,220)	(55,643)	(37,793)

Financing activities
Proceeds from revolving line of credit	1,067,868	1,154,090	911,712
Payments on revolving line of credit	(1,011,977)	(1,072,557)	(890,406)
Proceeds from asset-backed financing	161,600	155,000	143,400
Payments on asset-backed financing	(145,100)	(126,500)	(156,000)
Proceeds from short-term borrowings and current portion of long-term debt	27,333	18,442	8,119
Payments on short-term borrowings and current portion of long-term debt	(17,603)	(19,037)	(7,948)
Payments on deferred and contingent acquisition consideration	(324)	—	—
Purchase of redeemable non-controlling interest	(2,573)	—	—
Payments of deferred financing costs	(1,104)	(69)	(320)
Excess tax benefits from share-based compensation	—	7,370	7,706
Proceeds from stock issued under share-based compensation plans	11,466	11,752	18,269
Payments of cash dividends	(58,029)	(49,749)	(43,117)
Purchases of treasury stock	(146,006)	(178,414)	(99,219)
Net cash used in financing activities	(114,449)	(99,672)	(107,804)
Effect of exchange rate changes on cash and cash equivalents	(658)	(1,344)	(2,046)
Change in cash and cash equivalents	7,984	8,719	(1,593)
Cash and cash equivalents at beginning of year	21,956	13,237	14,830
Cash and cash equivalents at end of year	$29,940	$21,956	$13,237
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2014	43,511	$44	$338,620	$(90,650)	$(3,662)	$244,352
Net income attributable to Pool Corporation	—	—	—	128,275	—	128,275
Foreign currency translation	—	—	—	—	(9,046)	(9,046)
Interest rate swaps, net of the change in taxes of $653	—	—	—	—	(1,021)	(1,021)
Repurchases of common stock, net of retirements	(1,448)	(2)	—	(99,217)	—	(99,219)
Share-based compensation	—	—	9,543	—	—	9,543
Issuance of shares under incentive stock plans, including tax benefit of $7,706	648	1	25,975	—	—	25,976
Declaration of cash dividends	—	—	—	(43,117)	—	(43,117)
Balance at December 31, 2015	42,711	43	374,138	(104,709)	(13,729)	255,743
Net income attributable to Pool Corporation	—	—	—	148,955	—	148,955
Foreign currency translation	—	—	—	—	(1,661)	(1,661)
Interest rate swaps, net of the change in taxes of $(839)	—	—	—	—	1,312	1,312
Repurchases of common stock, net of retirements	(2,064)	(2)	—	(178,412)	—	(178,414)
Share-based compensation	—	—	9,902	—	—	9,902
Issuance of shares under incentive stock plans, including tax benefit of $7,370	443	—	19,122	—	—	19,122
Declaration of cash dividends	—	—	—	(49,749)	—	(49,749)
Balance at December 31, 2016	41,090	41	403,162	(183,915)	(14,078)	205,210
Net income attributable to Pool Corporation	—	—	—	191,633	—	191,633
Foreign currency translation	—	—	—	—	5,545	5,545
Interest rate swaps, net of the change in taxes of $(769)	—	—	—	—	1,205	1,205
Repurchases of common stock, net of retirements	(1,353)	(1)	—	(146,005)	—	(146,006)
Share-based compensation	—	—	12,482	—	—	12,482
Issuance of shares under incentive stock plans (see Note 1 for tax benefit accounting change)	475	—	11,466	—	—	11,466
Declaration of cash dividends	—	—	—	(58,029)	—	(58,029)
Redemption value adjustment of redeemable non-controlling interest	—	—	(360)	—	—	(360)
Balance at December 31, 2017	40,212	$40	$426,750	$(196,316)	$(7,328)	$223,146

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2017, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our), operated 351 sales centers in North America, Europe, South America and Australia from which we sell swimming pool equipment, parts and supplies, irrigation and related products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

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

All of our subsidiaries are wholly owned. From July 31, 2014 to June 29, 2017, we owned a 60% interest in Pool Systems Pty. Ltd. (PSL), an Australian company. Our ownership percentage constituted a controlling interest in the acquired company, which required us to consolidate PSL’s financial position and results of operations from the date of acquisition. On June 29, 2017, we purchased the remaining 40% interest in PSL. Thus, we will continue to consolidate PSL, but there will no longer be a separate noncontrolling interest reported on our Consolidated Statements of Income, nor Redeemable noncontrolling interest reported on our Consolidated Balance Sheets.

Variable Interest Entity

In February 2015, we entered into a five-year credit agreement with a swimming pool retailer. Under this agreement and the related revolving note, we were the primary lender of operating funds for this entity. The total lending commitment under the credit agreement was $8.5 million. In December 2017, we ended our lending arrangement with this entity and exercised our rights to the collateral that secured this agreement. The collateral was sufficient to satisfy the net balance previously recorded within Other assets on our Consolidated Balance Sheets.

Use of Estimates

To prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates relate to the allowance for doubtful accounts, inventory obsolescence reserves, vendor incentives, income taxes, incentive compensation accruals and goodwill impairment evaluations. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Newly Adopted Accounting Pronouncements

Effective January 1, 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis and as such, our prior year presentation has not changed. The provisions of this update simplify many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements. In accordance with the new guidance, we now record all excess tax benefits or tax deficiencies as a component of our Provision for income taxes on our Consolidated Statements of Income. As a result of the adoption, we recognized $12.6 million of excess tax benefits in 2017, which reduced our Provision for income taxes and positively impacted our Net income. Historically, these amounts were recorded as Additional paid in capital in stockholders’ equity on our Consolidated Balance Sheets. Additionally, we now present excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it in financing activities on the Consolidated Statements of Cash Flows.

Additional amendments from this guidance related to forfeitures and minimum statutory withholding tax requirements had no impact to our financial position, results of operations or cash flows. As permitted, we continue to estimate forfeitures to determine the amount of compensation cost to be recognized each period rather than electing to account for forfeitures as they occur, and we continue to present the value of shares withheld for minimum statutory tax withholding requirements on the Consolidated Statements of Cash Flows as a financing activity. Another impact of the adoption is that the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding of approximately 550,000 shares for the year ended December 31, 2017.

On January 1, 2017, we adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, which requires we classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separately presenting net deferred tax assets or liabilities as current or noncurrent. Additionally, we no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances are also now classified as noncurrent. As permitted, we elected to adopt this guidance on a prospective basis and as such, our prior year presentation has not changed. The adoption of ASU 2015-17 did not have a material impact on our financial position, results of operations and related disclosures.

On January 1, 2017, we adopted ASU 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which requires that we measure inventory at the lower of cost or net realizable value rather than at the lower of cost or market. Net realizable value is the estimated selling price in the ordinary course of business less reasonably predictable costs of completion, disposal and transportation. The adoption of ASU 2015-11 did not have a material impact on our financial position, results of operations and related disclosures.

On January 1, 2017, we adopted ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments, which eliminates the requirement that an acquirer in a business combination account for measurement-period adjustments retrospectively. Instead, an acquirer will recognize a measurement-period adjustment during the period in which it determines the amount of the adjustment. The adoption of ASU 2015-16 did not have a material impact on our financial position, results of operations and related disclosures.

As required, we adopted ASU 2014-15, Presentation of Financial Statements - Going Concern, as of December 31, 2016. Based on management’s evaluation, which included forecasting results covering the one-year period following our 2017 Form 10-K filing date, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern.

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

Seasonality and Weather

Our business is highly seasonal and weather is one of the principal external factors affecting our business. In general, sales and net income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and irrigation installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses.

Revenue Recognition

We recognize revenue when four basic criteria are met:

1.   persuasive evidence of an arrangement exists;
2.   delivery has occurred or services have been rendered;
3.   our price to the buyer is fixed or determinable; and
4.   collectability is reasonably assured.

Customers may take delivery of products in a variety of ways. Customers may pick up products at any sales center location, or we may deliver products to their premises or job sites via our trucks; in these instances, we record revenue upon delivery to the customers. We also deliver products through third party carriers, and we record revenue when we present the product to the third party carriers. Products shipped via third party carriers are considered delivered based on the shipping terms, which are generally FOB shipping point. We include shipping and handling fees billed to customers as freight out income within net sales.

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

Effective January 1, 2018, we will adopt ASU 2014-09, Revenue from Contracts with Customers, and subsequent amendments. Under the new standard, revenue will be recognized when we satisfy our performance obligation by transferring promised products to our customer. We expect to recognize revenue when control of the product has been transferred to the customer upon delivery to the customer or the freight carrier, if delivered by a third party, as we believe our performance obligation is satisfied at such point in time. This treatment is consistent with our current revenue recognition policies. We evaluated our bill and hold sales under the new guidance and determined that revenue may be recognized earlier under ASU 2014-09. However, at December 31, 2017, a cumulative catch-up adjustment related to bill and hold transactions would not be material due to the seasonal nature of our business.

We reviewed our terms and conditions, marketing programs, coupons and customary business practices to determine if any variable consideration exists in our revenue transactions. We did not identify any arrangements that would cause different accounting treatment under the new guidance. The majority of our sales transactions do not require any additional performance obligation after delivery; therefore, we do not have multiple performance obligations for which we will have to allocate the transaction price. We will continue our accounting policy election to exclude from revenue all amounts we collect and remit to governmental authorities.

As allowed under ASU 2014-09, we will apply the guidance using the modified retrospective transition method, whereby we will recognize the cumulative effect of initially applying the new standard as an adjustment to our opening balance of retained earnings (deficit). Based on our analysis, the adoption of ASU 2014-09 will not have a material impact on our financial position or results of operations. Our adoption will result in balance sheet reclassifications for recording our estimate for customer returns. Historically, our deferred revenue liability for customer returns has not been material. ASU 2014-09 requires the recognition of a current liability for the gross amount of the estimated returns and a current asset for the cost of the related products (each less than $1.0 million at December 31, 2017). We will also provide enhanced disclosures regarding our revenue recognition policies.

Vendor Programs

Many of our arrangements with our vendors provide for us to receive specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors and may include negotiated pricing arrangements. We account for vendor programs as a reduction of the prices of the vendors’ products and as a reduction of inventory until we sell the products, at which time such considerations are recognized as a reduction of Cost of sales on our Consolidated Statements of Income.

Throughout the year, we estimate the amount earned based on our estimate of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning each program. We accrue vendor benefits on a monthly basis using these estimates, provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual credits earned based on actual purchase levels and trends related to sales and purchasing mix. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor credits that are deferred in inventory. We recognize changes in our estimates as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2017	2016	2015
$45,247	$39,879	$36,783

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2017	2016	2015
$7,477	$7,011	$7,127

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
In December 2017, the Tax Cuts and Jobs Act (TJCA or the Act) was enacted, which significantly changes U.S. tax law. In accordance with Accounting Standards Codification Topic (ASC) 740, Income Taxes, we are required to account for the new requirements in the period that includes the date of enactment. The Act reduces the overall corporate income tax rate to 21%, creates a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadens the tax base and allows for the immediate capital expensing of certain qualified property. Due to the complexities presented by the Act, particularly for those companies with multi-national operations, the Securities and Exchange Commission issued Staff Accounting Bulletin 118 (SAB 118) to provide guidance to companies who are not able to complete their accounting in the period of enactment prior to the reporting deadlines. Under the guidance in SAB 118, companies that have not completed their accounting for certain elements of the Act, but can determine a reasonable estimate of those effects, should include a provisional amount based on their reasonable estimate in their financial statements. This guidance resulted in us recording a provisional net benefit to the income tax provision during the period ended December 31, 2017. As of December 31, 2017, we have not completed our accounting for the tax effects of the Act. For additional discussion of the effects of the Act and our current estimates, see Note 7.
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

Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income or loss attributable to Pool Corporation by the weighted average number of common shares outstanding. We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation. Diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in-the-money outstanding stock options and shares to be purchased under our employee stock purchase plan. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. As discussed above, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities now excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding. For additional discussion of earnings per share, see Note 8.

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction gains of $0.2 million in 2017 and losses of $0.7 million in 2016 and $0.8 million in 2015.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contract and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2017	2016
Level 2
Unrealized gains on interest rate swaps	$1,585	$1,521
Unrealized losses on interest rate swaps	703	3,138

Level 3
Contingent consideration liabilities	$1,824	$1,611

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

As of December 31, 2017, our Consolidated Balance Sheets reflect $0.7 million in Accrued expenses and other current liabilities and $1.2 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation, which we acquired in November 2015, Metro Irrigation Supply Company Ltd. and Newline Pool Products. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for The Melton Corporation and a multiple of gross profit for Metro Irrigation Supply Company Ltd., we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020. The payout for Newline Pool Products is based on a multiple of earnings for the first fiscal year of the acquisition. We based our estimate for the Newline payout on projected operating results for that year. All of our estimates of contingent consideration use Level 3 inputs as defined in the accounting guidance. The maximum total payouts for Metro Irrigation Supply Company Ltd. and Newline Pool Products over the related time periods are $1.0 million and AU$0.5 million, respectively.

In 2017, we paid approximately $0.2 million in contingent consideration to The Melton Corporation based on 2016 results. Since the acquisition dates, we have recorded minimal adjustments to our original estimates based on the calculated 2017 payouts related to the fiscal year ended December 31, 2016 and the calculated 2018 and future payouts considering results for the fiscal year ended December 31, 2017. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. As of December 31, 2017, we have determined that the contingent consideration liability was in a range of acceptable estimates for all applicable fiscal periods.

The carrying values of cash, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments (Level 1 inputs). For the note receivable settled with our former variable interest entity in 2017, our determination of the estimated fair value reflected a discounted cash flow model using our estimates, including assumptions related to collectability. In 2017, we recorded $1.2 million of fair value adjustments to reduce the note receivable to the estimated realizable amount based on the results of our discounted cash flow model for expected payments under the note receivable. The carrying value of long-term debt approximates fair value (Level 3 inputs).  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Derivatives and Hedging Activities

We designated our interest rate swap and forward-starting interest rate swap contracts as cash flow hedges, and we assess hedge effectiveness on a quarterly basis. To the extent effective, we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value in Interest and other non-operating expenses, net on our Consolidated Statements of Income. We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps.
Our interest rate swap and forward-starting interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts.

For our interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in 2017, 2016 or 2015. In October 2016, we began reclassifying the fair values related to our original forward-starting swaps from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net. These unrealized losses are being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. For additional discussion of our interest rate swaps, see Note 5.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2017	2016	2015
Balance at beginning of year	$4,050	$4,205	$4,008
Bad debt expense	916	1,199	1,110
Write-offs, net of recoveries	(1,069)	(1,354)	(913)
Balance at end of year	$3,897	$4,050	$4,205

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the average cost method, or net realizable value. We establish our reserve for inventory obsolescence based on inventory turns by class with particular emphasis on stock keeping units with the weakest sales over the expected sellable period, which is the previous 12 months for most products. The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2017	2016	2015
Balance at beginning of year	$6,531	$6,979	$6,403
Provision for inventory write-downs	2,660	2,036	3,043
Deduction for inventory write-offs	(2,927)	(2,484)	(2,467)
Balance at end of year	$6,264	$6,531	$6,979

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2017	2016	2015
$24,157	$20,338	$16,373

Acquisitions

We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date. Any contingent assets acquired and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period (which cannot exceed one year from the acquisition date). We re-measure any contingent liabilities at fair value in each subsequent reporting period. We expense all acquisition-related costs as incurred, including any restructuring costs associated with a business combination.

If our initial acquisition accounting is incomplete by the end of the reporting period in which a business combination occurs, we report provisional amounts for incomplete items. Once we obtain information required to finalize the accounting for incomplete items, we adjust the provisional amounts recognized. We make adjustments to these provisional amounts during the measurement period.

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

Self-Insurance

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

Redeemable Noncontrolling Interest

In July 2014, we purchased a controlling interest in PSL. Included in the transaction documents was a put/call option deed that granted us an option to purchase the shares held by the noncontrolling interest and granted the holder of the noncontrolling interest an option to require us to purchase its shares in one or two transactions. The put/call option deed in this transaction was considered an equity contract and therefore a financial instrument under the accounting guidance. In applying the guidance for this transaction, we determined that the financial instrument was embedded in the noncontrolling interest. As a public company, we are required to classify the noncontrolling interest and the embedded financial instrument as redeemable noncontrolling interest in a separate section of our Consolidated Balance Sheets, between liabilities and equity.

On June 29, 2017, we purchased the remaining 40% interest in PSL. The actual redemption value exceeded the carrying amount, and we recorded an adjustment to Additional paid in capital as there were no retained earnings attributable to the noncontrolling interest.

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	2017	2016	2015
Redeemable noncontrolling interest, beginning of period	$2,287	$2,665	$3,113
Redemption value adjustment of noncontrolling interest	360	—	—
Net loss attributable to noncontrolling interest	(294)	(352)	(51)
Other comprehensive income (loss) attributable to noncontrolling interest	220	(26)	(397)
Less: purchase of redeemable noncontrolling interest	2,573	—	$—
Redeemable noncontrolling interest, end of period	$—	$2,287	$2,665

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2017	2016
Foreign currency translation adjustments	$(7,478)	$(13,024)
Unrealized gains (losses) on interest rate swaps, net of tax (1)	150	(1,054)
Accumulated other comprehensive loss	$(7,328)	$(14,078)

(1)
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows entities the option to reclassify the tax effects related to items in accumulated other comprehensive income (loss) to retained earnings (deficit) if deemed to be stranded in accumulated other comprehensive income (loss) due to U.S. tax reform. Because the change in the tax effects of our unrealized gains on interest rate swaps was not material, we elected not to reclassify such amounts. We reclassify the income tax effects of amounts in accumulated other comprehensive loss in the period in which the respective gross amount is released.

Retained Deficit

We account for the retirement of treasury share repurchases as an increase of our Retained deficit on our Consolidated Balance Sheets.  As of December 31, 2017, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,239.3 million and cumulative dividends of $425.8 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2017	2016	2015
Cash paid during the year for:
Interest	$12,957	$8,052	$6,316
Income taxes, net of refunds	84,251	80,378	65,668

Note 2 - Acquisitions

2017 Acquisitions

In April 2017, we acquired the distribution assets of Lincoln Equipment, Inc. (Lincoln Aquatics), a national distributor of equipment and supplies to commercial and institutional swimming pool customers, with one location in California.

In July 2017, we acquired New Star Holdings Pty. Ltd. (doing business as Newline Pool Products), a swimming pool equipment and supplies distributor with one distribution center in Brisbane, Australia.

In October 2017, we acquired E-Grupa, a national swimming pool equipment and supplies distributor, with one location in Croatia.

In December 2017, we acquired Kripsol Intermark Malaga S.L. (Intermark), a swimming pool equipment and supplies distributor, with one location in southern Spain.

In December 2017, we acquired Chem Quip, Inc. (Chem Quip), a wholesale distributor of residential and commercial swimming pool equipment, chemicals and supplies, with five distribution locations in central and northern California.

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

We have completed our acquisition accounting for each of these acquisitions. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2015	$182,027
Acquired goodwill	12,696
Foreign currency translation adjustments	(49)
Goodwill (gross) at December 31, 2016	194,674

Accumulated impairment losses at December 31, 2015	(9,266)
Goodwill impairment	(613)
Accumulated impairment losses at December 31, 2016	(9,879)

Goodwill (net) at December 31, 2016	$184,795

Goodwill (gross) at December 31, 2016	$194,674
Acquired goodwill	3,068
Foreign currency translation adjustments	1,572
Goodwill (gross) at December 31, 2017	199,314

Accumulated impairment losses at December 31, 2016	(9,879)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2017	(9,879)

Goodwill (net) at December 31, 2017	$189,435

In October 2017 and October 2016, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. As of October 1, 2017, we had 221 reporting units with allocated goodwill balances.  The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance was $0.8 million.

In the third quarter of 2016, we performed an interim goodwill impairment analysis for an at-risk reporting unit in Quebec, Canada. We had been monitoring this location’s results, which came in below expectations at the end of the 2016 pool season. Due to this impairment indicator, we performed an interim goodwill impairment analysis. We estimated the fair value of this reporting unit based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We projected future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. Because the carrying value of this reporting unit’s goodwill exceeded its estimated fair value, we recorded a non-cash goodwill impairment charge in Selling and administrative expenses on the Consolidated Statements of Income in 2016.

Other intangible assets consisted of the following (in thousands):

	December 31,
	2017	2016
Horizon tradename (indefinite life)	$8,400	$8,400
Pool Systems tradename and trademarks (indefinite lives)	1,109	1,023
National Pool Tile (NPT) tradename (20 year life)	1,500	1,500
Non-compete agreements (5 year weighted average useful life)	5,078	4,396
Patents (5 year weighted average useful life)	523	483
Other intangible assets	16,610	15,802
Less: Accumulated amortization	(3,387)	(2,476)
Other intangible assets, net	$13,223	$13,326

The Horizon and Pool Systems tradenames and trademarks have indefinite useful lives and are not subject to amortization.  However, we evaluate the useful lives of these intangible assets and test for impairment annually.  The NPT tradename, our non-compete agreements and our patents have finite useful lives, and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives. We have not identified any indicators of impairment related to these assets. The useful lives for our non-compete agreements are based on their contractual terms, and the useful lives for our patents are based on expected future cash flows. We recognize expenses related to patent renewal costs as incurred.

Other intangible amortization expense was $1.0 million in 2017, $1.0 million in 2016 and $0.4 million in 2015.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2018	$1,080
2019	905
2020	833
2021	353
2022	163

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2017	2016
Receivables, net:
Trade accounts	$26,681	$18,533
Vendor programs	50,302	44,842
Other, net	3,511	2,112
Total receivables	80,494	65,487
Less: Allowance for doubtful accounts	(3,897)	(4,050)
Receivables, net	$76,597	$61,437

Prepaid expenses and other current assets:
Prepaid expenses	$14,700	$13,584
Other current assets	4,869	1,734
Prepaid expenses and other current assets	$19,569	$15,318

Property and equipment, net:
Land	$3,003	$1,685
Buildings	4,255	2,465
Leasehold improvements	41,908	38,348
Autos and trucks	70,570	53,371
Machinery and equipment	55,128	45,535
Computer equipment	38,194	39,251
Furniture and fixtures	9,670	9,951
Fixed assets in progress	1,072	2,065
Total property and equipment	223,800	192,671
Less: Accumulated depreciation	(122,861)	(109,381)
Property and equipment, net	$100,939	$83,290

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$9,987	$8,878
Performance-based compensation	31,807	32,226
Taxes payable	7,970	8,424
Other current liabilities	15,718	14,859
Accrued expenses and other current liabilities	$65,482	$64,387

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2017	2016
Variable rate debt
Short-term borrowings	$1,937	$—
Current portion of long-term debt:
Australian credit facility	8,898	1,105
Short-term borrowings and current portion of long-term debt	10,835	1,105

Long-term portion:
Revolving credit facility	410,439	354,549
Receivables securitization facility	100,000	83,500
Less: financing costs, net	1,624	1,112
Long-term debt, net	$508,815	$436,937
Total debt	$519,650	$438,042

Revolving Credit Facility

On September 29, 2017, we, along with our wholly owned subsidiaries, SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower, amended and restated our unsecured syndicated senior credit facility (the Credit Facility). The Credit Facility borrowing capacity increased to $750.0 million from $465.0 million under a five-year revolving credit facility. We also extended the maturity date of the agreement to September 29, 2022.

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

At December 31, 2017, there was $410.4 million outstanding, a $4.2 million standby letter of credit outstanding and $335.4 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2017 was approximately 2.9%, excluding commitment fees.

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

Receivables Securitization Facility

On November 28, 2017, we and certain of our subsidiaries entered into an amendment of our two-year accounts receivable securitization facility (the Receivables Facility). As amended, the Receivables Facility has a peak seasonal funding capacity of up to $255.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $80.0 million to $220.0 million throughout the remaining months of the year.

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

At December 31, 2017, there was $100.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.3%, excluding commitment fees.

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

Australian Seasonal Credit Facility

In the second quarter of 2017, PSL entered into a new credit facility to fund expansion and supplement working capital needs. The new credit facility provides a borrowing capacity of AU$20.0 million, and the balance as of December 31, 2017 includes borrowings to fund the Newline Pool Products acquisition and the purchase of the noncontrolling interest. The previous credit facility, used to supplement working capital needs during peak season, provided a borrowing capacity of AU$3.0 million.

Cash Pooling Arrangement

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. We also pay a commitment fee on the average outstanding balance. This fee is paid annually in advance. Our borrowing capacity is €12.0 million.

Interest Rate Swaps

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. We recognized a benefit of $2.4 million in 2017, expense of $0.1 million in 2016 and a benefit of $0.6 million in 2015 as a result of our determination of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 6	October 1, 2015	$75.0	2.273%
Interest rate swap 7	October 1, 2015	25.0	2.111%
Interest rate swap 8	October 1, 2015	50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive loss. At December 31, 2017, the remaining balance of the unrealized losses was $1.4 million and is being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. We recorded expense of $1.9 million in 2017 and $0.4 million in 2016 as amortization of the unrealized loss in Interest and other non-operating expenses, net.

In July 2016, we entered into a new forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date. This swap contract will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. This contract becomes effective on November 20, 2019 and terminates on November 20, 2020. The following table provides additional details related to this swap contract:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap	July 6, 2016	$150.0	1.1425%

The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $1.7 million in 2017, $1.3 million in 2016 and $1.4 million in 2015.

In 2016 and 2015, we had five interest rate swap contracts in place to reduce our exposure to fluctuations in interest rates on the Credit Facility.  Each of these swap contracts terminated on October 19, 2016.  These swaps converted the variable interest rates to fixed interest rates on borrowings under the Credit Facility. For these interest rate swaps, we recognized no gains or losses through income, nor was there any effect on income from hedge ineffectiveness over the term of these swap contracts. The following table provides additional details related to each of these swap contracts:

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

As of December 31, 2017, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2017	2016
Deferred financing costs:
Balance at beginning of year	$4,883	$4,814
Financing costs deferred	1,104	69
Write-off of fully amortized deferred financing costs	(1,381)	—
Balance at end of year	4,606	4,883
Less: Accumulated amortization	(2,982)	(3,771)
Deferred financing costs, net of accumulated amortization	$1,624	$1,112

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our stockholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our stockholders approved an amendment and restatement of the 2007 Long‑Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2017, we had 4,615,148 shares available for future issuance including 1,186,521 shares that may be issued as restricted stock.

Stock options granted under the Amended 2007 LTIP have an exercise price equal to our stock’s closing market price on the grant date and expire ten years from the grant date. Restricted stock awards granted under the Amended 2007 LTIP are issued at no cost to the grantee.  Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the Company.  Share-based awards to our employees generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date. Share‑based awards to our non-employee directors vest one year from the grant date.

Beginning with 2016 grants, certain restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria discussed above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. Since each grant date, we have concluded attainment of these performance conditions to be probable to be achieved in the first three-year performance period for the 2017 and 2016 performance-based grants.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2017:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2016	2,550,883	$34.70
Granted	108,275	116.99
Less: Exercised	364,984	26.88
Forfeited	6,775	94.20
Balance at December 31, 2017	2,287,399	$39.67	3.85	$205,820,051

Exercisable at December 31, 2017	1,650,386	$26.33	2.55	$170,526,117

The following table presents information about stock options outstanding and exercisable at December 31, 2017:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 18.00 to $ 20.34	885,493	1.36	$19.54	885,493	$19.54
$ 20.35 to $ 45.61	811,756	3.91	33.75	695,031	31.76
$ 45.62 to $ 117.04	590,150	7.51	78.02	69,862	58.30
	2,287,399	3.85	$39.67	1,650,386	$26.33

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2017	2016	2015
Options exercised	364,984	343,237	543,028
Cash proceeds	$9,809	$10,340	$17,137
Intrinsic value of options exercised	$33,302	$21,094	$22,676
Tax benefits realized	$12,809	$7,891	$8,326

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2017		2016		2015
Expected volatility	26.6%		29.7%		33.8%
Expected term	7.3	years	7.1	years	7.2	years
Risk-free interest rate	2.44%		1.75%		1.95%
Expected dividend yield	1.5%		1.5%		1.5%
Grant date fair value	$32.00		$22.86		$22.57

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

The following table presents the total share-based compensation expense for stock option awards and the related recognized tax benefits for the past three years (in thousands):

	2017	2016	2015
Option grant share-based compensation expense	$3,553	$3,735	$3,688
Option grant recognized tax benefits	888	1,409	1,331

At December 31, 2017, the unamortized compensation expense related to stock option awards totaled $3.5 million.  We anticipate that this expense will be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

The table below presents restricted stock awards activity under our share-based plans for the year ended December 31, 2017:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2016	285,019	$64.33
Granted (at market price) (1)	95,479	115.38
Less: Vested	79,224	52.73
Forfeited	3,750	80.69
Balance unvested at December 31, 2017	297,524	$83.36

(1) The majority of these shares contain performance-based vesting conditions.

At December 31, 2017, the unamortized compensation expense related to the restricted stock awards totaled $6.2 million.  We anticipate that this expense will be recognized over a weighted average period of 2.8 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2017	2016	2015
Restricted stock awards - shares vested	79,224	95,420	147,619
Fair value of restricted stock awards vested	$9,260	$7,960	$10,182

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2017	2016	2015
Restricted stock awards share-based compensation expense	$8,547	$5,993	$5,513

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in 2017, the one six month offering period in 2016, and the two six month offering periods in 2015, our employees purchased the following aggregate number of shares:

2017	2016	2015
16,610	8,649	22,555

The grant date fair value for the most recent ESPP purchase period ended July 31, 2017 was $17.30 per share.  Share-based compensation expense related to our ESPP was $0.4 million in 2017, $0.2 million in 2016 and $0.3 million in 2015.

Note 7 - Income Taxes
Our provision for income taxes for 2017 was impacted by the Tax Cuts and Jobs Act (TCJA or the Act) enactment in December 2017 and our adoption of Accounting Standards Update (ASU) 2016-09, Improvements to Share-Based Payment Accounting, on January 1, 2017.
As of December 31, 2017, we have not completed our accounting for the tax effects of the Act. In accordance with SAB 118 we have recorded provisional amounts related to the transition tax, impacts of the Act on state taxes, provisions of the Act related to deferred tax balances, and foreign tax implications. Our accounting for the tax effects of the Act will be completed before the measurement period, which is one year from the Act’s enactment date. As a result of the Act, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects the re-measurement of our net deferred tax liability. We believe our net benefit is based on reasonable estimates for those tax effects of the Act. Changes to these estimates or new guidance issued by regulators may materially impact our provision for income taxes and effective tax rate in the period in which the adjustments are made.
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. Upon adoption of ASU 2016-09, we were required to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $12.6 million to our income tax provision in 2017. Prior to the adoption of this guidance, we were required to record excess tax benefits in stockholders’ equity, of which we recorded $7.4 million in 2016. For additional discussion of our adoption of this accounting guidance, see Note 1.

Income before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2017	2016	2015
United States	$259,436	$234,646	$203,269
Foreign	9,746	6,732	4,881
Total	$269,182	$241,378	$208,150

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2017	2016	2015
Current:
Federal	$71,329	$77,000	$65,676
State and other	11,289	12,182	10,263
Total current provision for income taxes	82,618	89,182	75,939

Deferred:
Federal	(6,643)	4,079	4,568
State and other	2,007	(330)	(370)
Total deferred provision for income taxes	(4,636)	3,749	4,198
Provision for income taxes	$77,982	$92,931	$80,137

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2017	2016	2015
Federal statutory rate	35.00%	35.00%	35.00%
Change in valuation allowance	(0.06)	0.10	0.20
Stock-based compensation	(4.67)	—	—
Re-measurement of net deferred tax liability	(4.46)	—	—
Other, primarily state income tax rate	3.16	3.40	3.30
Total effective tax rate	28.97%	38.50%	38.50%

Upon our adoption of ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 1, 2017, we classified all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separately presenting net deferred tax assets or liabilities as current or noncurrent. Also, we no longer allocate valuation allowances between current and noncurrent deferred tax assets because those allowances are also be required to be classified as noncurrent. We adopted this guidance on a prospective basis, and as such, our prior year balances or classifications have not changed.

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Product inventories	$—	$7,010
Accrued expenses	—	3,978
Allowance for doubtful accounts	—	396
Total current	—	11,384
Component reclassified for net presentation	—	(5,368)
Total current, net	—	6,016

Product inventories	4,287	—
Accrued expenses	1,804	—
Allowance for doubtful accounts	154	—
Leases	1,188	1,920
Share-based compensation	8,884	13,778
Uncertain tax positions	2,087	2,746
Net operating losses	5,441	5,735
Interest rate swaps	—	674
Other	1,475	2,465
Total non-current	25,320	27,318
Less: Valuation allowance	(5,440)	(5,735)
Component reclassified for net presentation	(19,071)	(20,781)
Total non-current, net	809	802

Total deferred tax assets	809	6,818

Deferred tax liabilities:
Trade discounts on purchases	—	2,698
Prepaid expenses	—	2,670
Total current	—	5,368
Component reclassified for net presentation	—	(5,368)
Total current, net	—	—

Trade discounts on purchases	1,520	—
Prepaid expenses	1,857	—
Intangible assets, primarily goodwill	29,348	42,930
Depreciation	10,870	12,326
Interest rate swaps	61	—
Total non-current	43,656	55,256
Component reclassified for net presentation	(19,071)	(20,781)
Total non-current, net	24,585	34,475

Total deferred tax liabilities	24,585	34,475

Net deferred tax liability	$23,776	$27,657

At December 31, 2017, certain of our international subsidiaries had tax loss carryforwards totaling approximately $21.3 million, which expire in various years after 2018.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $5.4 million as of December 31, 2017 and $5.7 million as of December 31, 2016.  We have recorded a corresponding valuation allowance of $5.4 million and $5.7 million in the respective years.

As of December 31, 2017, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation. We are also still evaluating whether to change our indefinite reinvestment assertion in light of U.S. tax reform.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2017	2016	2015
Balance at beginning of year	$7,846	$5,978	$4,690
Increases for tax positions taken during a prior period	129	10	410
Increases for tax positions taken during the current period	3,260	2,819	1,782
Decreases resulting from the expiration of the statute of limitations	869	961	904
Decreases relating to settlements	429	—	—
Balance at end of year	$9,937	$7,846	$5,978

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $7.9 million at December 31, 2017 and $5.1 million at December 31, 2016.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.2 million in 2017, $0.2 million in 2016 and $0.1 million in 2015.  Accrued interest related to unrecognized tax benefits was approximately $0.9 million at December 31, 2017 and $0.7 million at December 31, 2016.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015
Net income	$191,339	$148,603	$128,224
Net loss attributable to noncontrolling interest	294	352	51
Net income attributable to Pool Corporation	$191,633	$148,955	$128,275
Weighted average shares outstanding:
Basic	40,838	41,872	43,105
Effect of dilutive securities:
Stock options and employee stock purchase plan (1)	1,611	1,112	1,149
Diluted	42,449	42,984	44,254

Earnings per share:
Basic	$4.69	$3.56	$2.98
Diluted	$4.51	$3.47	$2.90

Anti-dilutive stock options excluded from diluted earnings per share computations (2)	108	1	—

(1)
As discussed in Note 1, as a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities for 2017 excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding as compared to 2016 and 2015.

(2)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

We lease facilities for our corporate office, sales centers and centralized shipping locations under operating leases that expire in various years through 2032. Most of our leases contain renewal options, some of which involve rate increases. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize expense on a straight-line basis determined by the total minimum lease payments over the minimum lease term. The table below presents rent expense associated with facility, vehicle and equipment operating leases for the past three years (in thousands):

2017	2016	2015
$66,161	$63,940	$60,129

The table below sets forth the approximate future minimum lease payments as of December 31, 2017 related to non-cancelable facility operating leases and the non-cancelable portion of certain equipment operating leases with initial terms of one year or more (in thousands):

2018	$55,874
2019	49,540
2020	42,524
2021	30,756
2022	21,612
Thereafter	21,423

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 59,100 square feet of office space.  In May 2005, we amended the lease agreement, which had a ten-year term. In June 2013, we exercised an option to extend the term of a portion of the lease agreement through May 2020. In March 2015, we exercised a second option to extend the term of the lease agreement through May 2025.  As of December 31, 2017, we pay rent of $94,872 per month.

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2017	2016	2015
NCC	$1,122	$1,035	$1,016

Note 11 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which is a defined contribution plan and provides benefits for substantially all employees who meet length of service requirements. Eligible employees are able to contribute up to 75% of their compensation, subject to the federal dollar limit. For plan participants, we provide a matching contribution. We contribute a total maximum match on employee contributions of up to 4% of their compensation, with a 100% match on the first 3% of compensation deferred and a 50% match on deferrals between 3% and 5% of compensation. We also offer retirement plans for certain of our international entities. The plan funding is calculated as a percentage of the employee’s earnings and in compliance with local laws and practices. The related expense is not material and is included in the table below.

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

The table below sets forth our contributions for the past three years (in thousands):

	2017	2016	2015
Defined contribution and international retirement plans	$6,946	$5,817	$5,583
Deferred compensation plan	325	194	218

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2017				2016
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$546,441	$988,163	$743,401	$510,183	$515,250	$918,889	$691,429	$445,235
Gross profit	153,621	289,664	216,606	145,398	143,023	270,736	199,551	127,777
Net income (1)	22,270	94,620	48,783	25,665	16,363	85,247	44,421	2,572
Net income attributable to Pool Corporation (1)	22,281	94,903	48,783	25,665	16,371	85,435	44,534	2,615
Earnings per share:
Basic	$0.54	$2.30	$1.20	$0.64	$0.39	$2.03	$1.06	$0.06
Diluted	$0.52	$2.21	$1.16	$0.62	$0.38	$1.98	$1.03	$0.06

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

(1)
Our Net income and Net income attributable to Pool Corporation reflect the adoption of ASU 2016-09 for all periods presented in 2017. For additional information related to the adoption of this accounting standard, see Note 1. Our fourth quarter 2017 Net income and Net income attributable to Pool Corporation reflects benefits recorded due to U.S. tax reform. For additional information related to the impact of U.S. tax reform on our financial statements, see Note 7.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2017, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2017, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2017, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 Framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 28, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definitions and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

New Orleans, Louisiana
February 28, 2018

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2018 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2018 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2018 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2018 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2018 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)	The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Statements of Income	45
	Consolidated Statements of Comprehensive Income	46
	Consolidated Balance Sheets	47
	Consolidated Statements of Cash Flows	48
	Consolidated Statements of Changes in Stockholders’ Equity	49
	Notes to Consolidated Financial Statements	50

(2)	Financial Statement Schedules.

All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

Item 16.  Form 10-K Summary

None

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan		10-K	000-26640	02/26/2016
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.8	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.9	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.10	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.11	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.12	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.14		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.15	*	Pool Corporation Executive Officer Annual Incentive Plan		8-K	000-26640	05/06/2016

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.16
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
				10-Q	000-26640	10/31/2011
10.17		as amended by Second Amendment entered into as of April 1, 2013.		10-Q	000-26640	07/31/2013
10.18		as amended by Third Amendment entered into as of June 14, 2013.		10-Q	000-26640	07/31/2013
10.19		as amended by Fourth Amendment to Credit Agreement and First Amendment to Subsidiary Guaranty Agreement entered into as of September 20, 2013.		8-K	000-26640	09/24/2013
10.20		as amended by Fifth Amendment to Credit Agreement entered into as of July 25, 2014.		10-Q	000-26640	10/30/2014
10.21		as amended by Sixth Amendment to Credit Agreement entered into as of November 20, 2014.		8-K	000-26640	11/25/2014
10.22		Consent to Extension of the Amended and Restated Credit Agreement entered into as of November 20, 2015.		8-K	000-26640	11/20/2015
10.23
Amended and Restated Credit Agreement dated as of September 29, 2017, among Pool Corporation as US Borrower, by and among Pool Corporation, as US Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP Pool B.V., as Dutch Borrower, Wells Fargo Bank, National Association, as Joint Lead Arranger, Administrative Agent, Swingline Lender and an Issuing Lender, Bank of America, N.A., MUFG Union Bank, N.A., Capital One, N.A., Regions Bank, and BB&T Capital Markets, each as Joint Lead Arranger and Syndication Agent, and Fifth Third Bank, JP Morgan Chase Bank, N.A., Industrial and Commercial Bank of China Ltd., New York Branch, and the Bank of East Asia Ltd., New York Branch.
				8-K	000-26640	10/02/2017
10.24	*	Pool Corporation Strategic Plan Incentive Program.		8-K	000-26640	05/06/2016
10.25
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.26
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent.
				8-K	000-26640	10/17/2013
10.27		as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014

Incorporated by Reference
No.		Description	Filed with this Form 10-K	Form	File No.	Date Filed
10.28		as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.29		as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.30		as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.31		as amended by Sixth Amendment to the Receivables Purchase Agreement dated as of October 28, 2016.		8-K	000-26640	10/31/2016
10.32		as amended by Seventh Amendment to the Receivables Purchase Agreement dated as of August 31, 2017.		8-K	000-26640	09/01/2017
10.33		as amended by Eighth Amendment to the Receivables Purchase Agreement dated as of November 28, 2017.		8-K	000-26640	11/29/2017
10.34		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2017, December 31, 2016 and December 31, 2015;

3.	Consolidated Balance Sheets at December 31, 2017 and December 31, 2016;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2017, December 31, 2016 and December 31, 2015;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2017, December 31, 2016 and December 31, 2015; and

6.	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 28, 2018.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 28, 2018.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chairman of the Board and Lead Independent Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Senior Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director