Form 10-Q
period 2018-03-31
POOL CORP
filed 2018-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

As of April 25, 2018, there were 40,554,620 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2018

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2018	2017
Net sales	$585,900	$546,441
Cost of sales	419,827	392,820
Gross profit	166,073	153,621
Selling and administrative expenses	132,532	122,623
Operating income	33,541	30,998
Interest and other non-operating expenses, net	3,527	3,647
Income before income taxes and equity earnings	30,014	27,351
Income tax (benefit) provision	(1,279)	5,119
Equity earnings in unconsolidated investments, net	46	38
Net income	31,339	22,270
Net loss attributable to noncontrolling interest	—	11
Net income attributable to Pool Corporation	$31,339	$22,281

Earnings per share:
Basic	$0.78	$0.54
Diluted	$0.75	$0.52
Weighted average shares outstanding:
Basic	40,370	41,192
Diluted	41,862	42,877

Cash dividends declared per common share	$0.37	$0.31

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Net income	$31,339	$22,270
Other comprehensive income:
Foreign currency translation adjustments	976	1,396
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(275) and $(183)	824	285
Total other comprehensive income	1,800	1,681
Comprehensive income	33,139	23,951
Comprehensive income attributable to noncontrolling interest	—	(137)
Comprehensive income attributable to Pool Corporation	$33,139	$23,814

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2018	2017	2017 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,803	$13,409	$29,940
Receivables, net	75,889	61,264	76,597
Receivables pledged under receivables facility	238,707	228,755	119,668
Product inventories, net	703,793	647,884	536,474
Prepaid expenses and other current assets	23,714	15,740	19,569
Total current assets	1,050,906	967,052	782,248

Property and equipment, net	109,310	97,140	100,939
Goodwill	189,759	185,062	189,435
Other intangible assets, net	12,926	13,172	13,223
Equity interest investments	1,150	1,174	1,127
Other assets	15,615	17,269	14,090
Total assets	$1,379,666	$1,280,869	$1,101,062

Liabilities, redeemable noncontrolling interest and stockholders’ equity
Current liabilities:
Accounts payable	$467,795	$465,928	$245,249
Accrued expenses and other current liabilities	45,504	48,982	65,482
Short-term borrowings and current portion of long-term debt	20,786	9,775	10,835
Total current liabilities	534,085	524,685	321,566

Deferred income taxes	24,947	29,234	24,585
Long-term debt, net	547,324	480,442	508,815
Other long-term liabilities	23,525	21,430	22,950
Total liabilities	1,129,881	1,055,791	877,916

Redeemable noncontrolling interest	—	2,424	—

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,568,775, 41,328,565 and 40,212,477 shares issued and outstanding at March 31, 2018, March 31, 2017 and December 31, 2017, respectively	41	41	40
Additional paid-in capital	437,878	412,314	426,750
Retained deficit	(182,580)	(177,157)	(196,316)
Accumulated other comprehensive loss	(5,554)	(12,544)	(7,328)
Total stockholders’ equity	249,785	222,654	223,146
Total liabilities, redeemable noncontrolling interest and stockholders’ equity	$1,379,666	$1,280,869	$1,101,062
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2018	2017
Operating activities
Net income	$31,339	$22,270
Adjustments to reconcile net income to cash used in operating activities:
Depreciation	6,299	5,557
Amortization	470	365
Share-based compensation	3,321	3,003
Equity earnings in unconsolidated investments, net	(46)	(38)
Other	681	1,847
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(117,377)	(123,515)
Product inventories	(168,518)	(161,668)
Prepaid expenses and other assets	(3,843)	(2,617)
Accounts payable	222,285	234,581
Accrued expenses and other current liabilities	(18,760)	(12,209)
Net cash used in operating activities	(44,149)	(32,424)

Investing activities
Acquisition of businesses, net of cash acquired	(578)	—
Purchase of property and equipment, net of sale proceeds	(14,639)	(19,121)
Other investments, net	—	2
Net cash used in investing activities	(15,217)	(19,119)

Financing activities
Proceeds from revolving line of credit	148,335	213,189
Payments on revolving line of credit	(170,012)	(206,319)
Proceeds from asset-backed financing	80,000	55,000
Payments on asset-backed financing	(20,000)	(18,500)
Proceeds from short-term borrowings and current portion of long-term debt	10,798	11,441
Payments on short-term borrowings and current portion of long-term debt	(848)	(2,771)
Payments of deferred and contingent acquisition consideration	(265)	(199)
Payments of deferred financing costs	(8)	—
Proceeds from stock issued under share-based compensation plans	7,808	6,149
Payments of cash dividends	(15,011)	(12,799)
Purchases of treasury stock	(2,592)	(2,725)
Net cash provided by financing activities	38,205	42,466
Effect of exchange rate changes on cash and cash equivalents	24	530
Change in cash and cash equivalents	(21,137)	(8,547)
Cash and cash equivalents at beginning of period	29,940	21,956
Cash and cash equivalents at end of period	$8,803	$13,409

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

All of our subsidiaries are wholly owned. From July 31, 2014 to June 29, 2017, we owned a 60% interest in Pool Systems Pty. Ltd. (PSL), an Australian company. Our ownership percentage constituted a controlling interest in the acquired company, which required us to consolidate PSL’s financial position and results of operations from the date of acquisition. On June 29, 2017, we purchased the remaining 40% interest in PSL. Thus, we have continued to consolidate PSL, but there is no longer a separate noncontrolling interest reported on our Consolidated Statements of Income, nor Redeemable noncontrolling interest reported on our Consolidated Balance Sheets.

The Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. All significant intercompany accounts and intercompany transactions have been eliminated.

A description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2017 Annual Report on Form 10-K.  The results for our three month period ended March 31, 2018 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2018.

Newly Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue - Revenue from Contracts with Customers and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. We elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on our financial position or results of operations. We did not restate prior period information for the effects of the new standard, nor did we adjust the opening balance of our retained deficit to account for the implementation of the new requirements of this standard. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.

Under the new standard, we recognize a sale when a customer obtains control of the product, and we record the amount that reflects the consideration we expect to receive in exchange for such product. As under the previous accounting guidance, we continue to recognize a sale when a customer picks up product at any sales center, when we deliver product to their premises or job sites via our trucks or when we present the product to a third-party carrier. For bill and hold sales, we determine when the customer obtains control of the product on a case by case basis to determine the amount of revenue to defer each period.

Our adoption of this guidance also resulted in balance sheet reclassifications for recording our estimate of customer returns. ASC 606 requires the recognition of a current liability for the gross amount of estimated returns and a current asset for the cost of the related products. This change did not have a material impact on our statement of financial position as of March 31, 2018.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments, which could change the classification of certain cash receipts and cash payments on the statement of cash flows. The new guidance specifies how cash flows should be classified for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds for the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions from equity method investees and beneficial interests in securitization transactions. Our adoption of ASU 2016-15 had no impact on our statement of cash flows as our previous classifications related to contingent consideration payments and distributions from equity method investees is consistent with the requirements of ASU 2016-15.

Revenue Recognition

We consider our distribution of products to represent one reportable revenue stream. Our products are similar in nature, and our revenue recognition policy is the same across our distribution networks. Our customers share similar characteristics and purchase products across all categories. We recognize revenue when our customers take control of our products. Customers may obtain our products by picking them up at any sales center location or through delivery to their premises or job sites by our trucks or third-party carriers. For customer pick-ups or deliveries by our trucks, control passes when our customers receive our products. For third-party deliveries, control passes when we present our products to the third-party carriers. We include shipping and handling fees billed to customers as freight out income within net sales.

We measure revenue as the amount of consideration we expect to receive in exchange for transferring our products. Consideration may vary due to volume incentives and expected customer returns. We offer volume incentives to some of our customers and account for these incentives as a reduction of sales. We estimate the amount of volume incentives earned based on our estimate of cumulative sales for the fiscal year relative to our customers’ progress toward achieving minimum purchase requirements. We record customer returns, including those associated with customer early buy programs, as a reduction of sales. Based on available information related to our customers’ returns, we record an allowance for estimated returns, which historically has not been material. We regularly review our marketing programs, coupons and customary business practices to determine if any variable consideration exists under ASC 606. Other items that we record as reductions to sales include cash discounts, pricing adjustments and credit card fees related to customer payments.

The majority of our sales transactions do not contain additional performance obligations after delivery; therefore, we do not have multiple performance obligations for which to allocate the transaction price. We continue to elect to recognize shipping and handling costs associated with outbound freight in selling and administrative expenses.

We report sales net of tax amounts that we collect from our customers and remit to governmental authorities. These tax amounts may include, but are not limited to, sales, use, value-added and some excise taxes.

Income Taxes
Our provision for income taxes for the first three months of 2018 was impacted by the Tax Cuts and Jobs Act (the Act), enacted by Congress in December 2017, and ASU 2016-09, Improvements to Share-Based Payment Accounting, which we adopted on January 1, 2017.
As of March 31, 2018, we have not completed our accounting for all of the tax effects of the Act, and we have not made a material adjustment to the provisional tax benefit we recorded under Staff Accounting Bulletin (SAB) 118 at December 31, 2017. We have considered the impact of the statutory changes from the Act on our estimated effective tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year.
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense in the income statement in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $9.0 million in the first three months of 2018 compared to $5.5 million in the same period of 2017.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of March 31, 2018, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,241.9 million and cumulative dividends of $440.8 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	March 31,		December 31,
	2018	2017	2017
Foreign currency translation adjustments	$(6,528)	$(11,776)	$(7,478)
Unrealized gains (losses) on interest rate swaps, net of tax (1)	974	(768)	150
Accumulated other comprehensive loss	$(5,554)	$(12,544)	$(7,328)

(1)
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows entities the option to reclassify the tax effects related to items in accumulated other comprehensive income (loss) to retained earnings (deficit) if deemed to be stranded in accumulated other comprehensive income (loss) due to U.S. tax reform. Because the change in the tax effects of our unrealized gains and losses on interest rate swaps was not material, we elected not to reclassify such amounts. We reclassify the income tax effects of amounts in Accumulated other comprehensive loss in the period in which the respective gross amount is released.

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2018	2017
Net income	$31,339	$22,270
Net loss attributable to noncontrolling interest	—	11
Net income attributable to Pool Corporation	$31,339	$22,281

Weighted average shares outstanding:
Basic	40,370	41,192
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,492	1,685
Diluted	41,862	42,877

Earnings per share:
Basic	$0.78	$0.54
Diluted	$0.75	$0.52

Anti-dilutive stock options excluded from diluted earnings per share computations	85	108

Note 3 – Acquisitions

In January 2018, we acquired Tore Pty. Ltd. (doing business as Pool Power), a wholesale distributor of pool and spa equipment in South Australia, with one distribution center in Adelaide, Australia.

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

In July 2017, we acquired New Star Holdings Pty. Ltd. (doing business as Newline Pool Products), a swimming pool equipment and supplies distributor, with one distribution center in Brisbane, Australia.

In April 2017, we acquired the distribution assets of Lincoln Equipment, Inc. (doing business as Lincoln Aquatics), a national distributor of equipment and supplies to commercial and institutional swimming pool customers, with one location in California.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2018	2017
Level 2
Unrealized gains on interest rate swaps	$2,451	$1,519
Unrealized losses on interest rate swaps	—	2,324

Level 3
Contingent consideration liabilities	$1,617	$1,453

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

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first three months of 2018, we recognized a benefit of $0.9 million as a result of our determination of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive loss. At March 31, 2018, the remaining balance of the unrealized losses was $0.9 million and is being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. In the first three months of 2018, we recorded expense of $0.5 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

For the three interest rate swap contracts in effect at March 31, 2018, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three month periods ended March 31, 2018 and March 31, 2017.

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

Contingent Consideration Liabilities

As of March 31, 2018, our Consolidated Balance Sheets reflected $0.8 million in Accrued expenses and other current liabilities and $0.8 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation (Melton), which we acquired in November 2015, Metro Irrigation Supply Company Ltd. (Metro), which we acquired in April 2016, and Newline Pool Products (Newline), which we acquired in July 2017. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for Melton and a multiple of gross profit for Metro, we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020. The payout for Newline is based on a multiple of earnings for the first fiscal year of the acquisition. We based our estimate for the Newline payout on projected operating results for that year. All of our estimates of contingent consideration use Level 3 inputs as defined in the accounting guidance. The maximum total payouts for Metro and Newline over the related time periods are $1.0 million and AU$0.5 million, respectively.

In the first three months of 2018, we paid approximately $0.2 million in contingent consideration to Melton based on 2017 results. Since the acquisition dates, we have recorded minimal adjustments to our original estimates based on the calculated 2017 and 2018 payouts related to the respective fiscal years and estimated future payouts considering results for the fiscal year ended December 31, 2017. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. As of March 31, 2018, we have determined that the contingent consideration liability was in a range of acceptable estimates for all applicable fiscal periods.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2018	2017
Variable rate debt
Short-term borrowings	$12,263	$9,404
Current portion of long-term debt:
Australian credit facility	8,523	371
Short-term borrowings and current portion of long-term debt	20,786	9,775

Long-term portion:
Revolving credit facility	388,762	361,418
Receivables securitization facility	160,000	120,000
Less: financing costs, net	1,438	976
Long-term debt, net	547,324	480,442
Total debt	$568,110	$490,217

Our accounts receivable securitization facility (the Receivables Facility) provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third-party financial institutions. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long‑term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2017 Annual Report on Form 10-K.

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

No assurance can be given that the results in any forward-looking statements will be achieved and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2017 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

Following a strong finish to 2017, we generated record sales and income in the first quarter of 2018 despite inclement weather in Texas and seasonal markets, which resulted in a slower than expected start to the 2018 swimming pool season. Pools are opening later than in 2017 in seasonal markets, and remodeling and new pool construction activity has been delayed. We believe that the industry has a strong backlog due to pool owner demand for pool upgrades and remodeling, and we expect deferred sales related to pool openings to shift to the second quarter.
Net sales increased 7% to $585.9 million for the first quarter of 2018 compared to $546.4 million in the first quarter of 2017. We realized base business sales growth of 5%. Strong demand in our year-round markets for discretionary products, like heaters and lighting, led our sales growth in the first quarter of 2018. We estimate unfavorable weather conditions impacted our first quarter net sales by approximately $10 million.
Gross profit increased 8% for the first quarter of 2018 compared to the same period in 2017. Base business gross profit improved 6% over the first quarter of last year. Gross profit as a percentage of net sales (gross margin) increased approximately 20 basis points to 28.3% compared to the first quarter of 2017, reflecting minor product mix differences.
Selling and administrative expenses (operating expenses) increased 8% compared to the first quarter of 2017, with base business operating expenses up 5% over the comparable 2017 period. Higher labor, technology, freight and employee-related insurance costs, partially offset by lower performance-based compensation expenses, contributed to this increase with operating expenses related to acquisitions being a larger than normal factor in the quarter.
Operating income for the first quarter of 2018 increased 8% compared to the same period in 2017. Operating income as a percentage of net sales (operating margin) was 5.7% for both the first quarters of 2018 and 2017. Base business operating income increased 11% and base business operating margin improved 40 basis points compared to the first quarter of 2017.

Both Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which we adopted on January 1, 2017, and U.S. tax reform enacted in December 2017 impacted our income tax provision for the first quarter of 2018. We recorded a $9.0 million benefit from ASU 2016-09 for the three months ended March 31, 2018, which was $3.6 million or $0.09 per diluted share more than we had previously expected, and also up compared to $5.5 million realized in the same period last year. Our effective tax rate was (4.3)% and 18.7% for the first quarters of 2018 and 2017, respectively, and excluding the benefit from ASU 2016-09, 25.7% and 38.8%, respectively, primarily reflecting the lower corporate income tax rate enacted as part of U.S. tax reform. Going forward, primarily due to the impact of tax reform, we expect our annual effective tax rate (excluding the benefit from ASU 2016-09) to approximate 25.5%, which is a reduction compared to our historical rate of approximately 38.5%.
Net income attributable to Pool Corporation was $31.3 million in the first quarter of 2018 compared to $22.3 million for the first quarter of 2017. Earnings per share increased 44% to $0.75 per diluted share for the three months ended March 31, 2018 versus $0.52 per diluted share for the same period in 2017. The benefit from ASU 2016-09 increased diluted earnings per share by $0.22 in the first quarter of 2018 and $0.12 in the first quarter of 2017. Excluding the impact from ASU 2016-09, earnings per diluted share increased 33% to $0.53 for the first quarter of 2018 compared to $0.40 for the first quarter of 2017.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

Total net receivables, including pledged receivables, increased 8% from March 31, 2017, including a 1% increase from acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 30.1 days at March 31, 2018, an increase from 29.8 days at March 31, 2017. Our allowance for doubtful accounts balance was $4.0 million at March 31, 2018 and $4.2 million at March 31, 2017.

Net inventory levels grew 9% compared to levels at March 31, 2017.  The inventory reserve was $7.4 million at March 31, 2018 and $7.3 million at March 31, 2017. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at both March 31, 2018 and March 31, 2017.

Total debt outstanding at March 31, 2018 was $568.1 million, an increase of $77.9 million, or 16%, compared to total debt at March 31, 2017, primarily to fund business driven working capital growth, acquisitions and share repurchases over the past 12 months.

Current Trends and Outlook

For a detailed discussion of trends through 2017, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2017 Annual Report on Form 10-K.

As a result of the additional tax benefits realized from ASU 2016-09 in the first quarter of 2018, we are updating our 2018 earnings guidance to a range of $5.45 to $5.70 per diluted share from $5.36 to $5.61 per diluted share. Other than the additional $0.09 per diluted share tax benefit that we did not project in our initial guidance range, our earnings expectations for 2018 remain unchanged.

Consistent with our original 2018 projections, we expect base business sales growth of 6% to 7% for the full year and believe gross margin will be similar to 2017. We expect that the weather impacts, including delayed pool openings and lower construction and remodeling activity, that hindered our first quarter of 2018 results will lend to increased sales growth later in the year. Although we believe the impact from delayed pool openings should benefit the second quarter of 2018, given extended winter weather in April and capacity constraints of our customers, such delayed benefits could extend to the latter part of 2018, resulting in more modest results in the second quarter.

We expect base business operating expenses will grow at a rate that will achieve operating margin improvement of 20 to 40 basis points for the full year 2018 compared to 2017 with potentially more of this operating margin expansion occurring in the back half of the year due to the shift in sales expectations.

Given our $77.9 million increase in debt as of March 31, 2018 over the prior year and the increase in the 30-Day LIBOR, we expect Interest and other non-operating expenses, net for the full year 2018 will increase over 2017. We estimate that interest rates on our debt will increase by approximately 75 basis points over last year.

In 2018, we expect our effective tax rate to approximate 25.5%, which is a reduction from our historical rate of approximately 38.5%, both of which exclude the impact of ASU 2016-09. We have not finalized our accounting for the tax effects of tax reform; however, our estimated effective tax rate is based on reasonable estimates for tax effects from tax reform.

Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $9.0 million benefit from ASU 2016-09 for the three months ended March 31, 2018, which was $3.6 million or $0.09 per diluted share more than we had previously expected. Additional tax benefits could be recognized related to stock option exercises in 2018 from grants that expire in years after 2018, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the periods in which our employees will exercise vested stock options.

We expect cash provided by operations will approximate net income for the 2018 fiscal year, and subject to additional authorization by our Board of Directors, we anticipate that we may use approximately $100.0 million to $150.0 million in cash for share repurchases.

RESULTS OF OPERATIONS
As of March 31, 2018, we conducted operations through 354 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2018	2017
Net sales	100.0%	100.0%
Cost of sales	71.7	71.9
Gross profit	28.3	28.1
Operating expenses	22.6	22.4
Operating income	5.7	5.7
Interest and other non-operating expenses, net	0.6	0.7
Income before income taxes and equity earnings	5.1%	5.0%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from the acquisitions in 2018 and 2017 in our consolidated results since the acquisition date.

Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2018	2017	2018	2017	2018	2017
Net sales	$575,110	$545,484	$10,790	$957	$585,900	$546,441

Gross profit	162,975	153,416	3,098	205	166,073	153,621
Gross margin	28.3%	28.1%	28.7%	21.4%	28.3%	28.1%

Operating expenses	128,123	122,084	4,409	539	132,532	122,623
Expenses as a % of net sales	22.3%	22.4%	40.9%	56.3%	22.6%	22.4%

Operating income (loss)	34,852	31,332	(1,311)	(334)	33,541	30,998
Operating margin	6.1%	5.7%	(12.2)%	(34.9)%	5.7%	5.7%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Power (1)	January 2018	1	January - March 2018
Chem Quip(1)	December 2017	5	January - March 2018
Intermark	December 2017	1	January - March 2018
E-Grupa	October 2017	1	January - March 2018
Newline Pool Products	July 2017	1	January - March 2018
Lincoln Aquatics (1)	April 2017	1	January - March 2018

(1)	We acquired certain distribution assets of this company.

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

The table below summarizes the changes in our sales center count during the first three months of 2018:

December 31, 2017	351
Acquired location	1
New locations	3
Closed location	(1)
March 31, 2018	354

Net Sales

	Three Months Ended
	March 31,
(in millions)	2018	2017	Change
Net sales	$585.9	$546.4	$39.5	7%

Net sales increased 7% in the first quarter of 2018 compared to the first quarter of 2017, with base business sales up 5% for the period. We started the year off strong, but multiple storms in March hindered our customers’ ability to complete projects, and cold temperatures and snow in our seasonal markets delayed pool openings.

The following factors impacted our sales (listed in order of estimated magnitude):

•	strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	unfavorable weather (described above), demonstrated by 6% sales growth in our four largest markets and 4% sales growth in our seasonal markets;

•	sales growth of 10% from irrigation products, which are less impacted by weather; and

•	inflationary product cost increases (estimated at close to 1%).

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction and pool remodeling and equipment upgrades. In the first quarter of 2018, sales for equipment, which included swimming pool heaters, pumps, lights and filters, increased approximately 7% compared to the same period last year. These products collectively represented approximately 30% of net sales. Sales of building materials grew 9% compared to the first quarter of 2017 and represented approximately 13% of net sales for the first quarter of 2018.

Sales to customers who service large commercial swimming pool installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. These sales represented approximately 6% of our consolidated net sales for the first quarter of 2018 and increased 15% compared to the first quarter of 2017.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2018	2017	Change
Gross profit	$166.1	$153.6	$12.5	8%
Gross margin	28.3%	28.1%

The increase in gross margin between periods reflects minor product mix differences.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2018	2017	Change
Operating expenses	$132.5	$122.6	$9.9	8%
Operating expenses as a % of net sales	22.6%	22.4%

Operating expenses increased 8% in the first quarter of 2018 compared to the first quarter of 2017, with base business operating expenses up 5% compared to the same period last year. Higher labor, technology, freight and employee-related insurance costs, partially offset by lower performance-based compensation expenses, contributed to this increase with operating expenses related to acquisitions being a larger than normal factor in the quarter.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2018 was in line with the first quarter of 2017. Gains from our interest rate swap contracts offset increased interest expense related to our outstanding borrowings, which is the most significant component of Interest and other non-operating expenses, net. Our weighted average effective interest rate increased to 3.0% for the first quarter of 2018 from 2.6% for the first quarter of 2017 on higher average outstanding debt of $515.9 million versus $446.3 million for the respective periods.

Income Taxes

Our effective income tax rate was a 4.3% benefit for the three months ended March 31, 2018 and an 18.7% provision for the three months ended March 31, 2017. Both ASU 2016-09 and U.S. tax reform impacted our income tax provision for the first quarter of 2018. We recorded a $9.0 million benefit from ASU 2016-09 for the three months ended March 31, 2018, up compared to the $5.5 million benefit realized in the same period last year. Excluding the benefit from ASU 2016-09, our effective tax rate was 25.7% and 38.8%, respectively, mostly reflecting the lower corporate tax rate enacted as part of U.S. tax reform.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 41% to $31.3 million in the first quarter of 2018 compared to the first quarter of 2017. Earnings per diluted share increased to $0.75 for the first quarter of 2018 versus $0.52 per diluted share for the comparable period in 2017. The benefit from ASU 2016-09 increased diluted earnings per share by $0.22 in the first quarter of 2018 and $0.12 in the first quarter of 2017.

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

The following table presents certain unaudited quarterly data for the first quarter of 2018, the four quarters of 2017 and the fourth, third and second quarters of 2016.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2018	2017				2016
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$585,900	$510,183	$743,401	$988,163	$546,441	$445,235	$691,429	$918,889
Gross profit	166,073	145,398	216,606	289,664	153,621	127,777	199,551	270,736
Operating income	33,541	17,259	81,928	154,186	30,998	9,743	74,166	142,420
Net income	31,339	25,665	48,783	94,620	22,270	2,572	44,421	85,247

Balance Sheet Data
Total receivables, net	$314,596	$196,265	$262,796	$370,285	$290,019	$166,151	$233,405	$351,012
Product inventories, net	703,793	536,474	484,287	542,805	647,884	486,116	455,156	493,254
Accounts payable	467,795	245,249	209,062	273,309	465,928	230,728	199,922	265,349
Total debt	568,110	519,650	564,573	553,480	490,217	438,042	390,189	500,606

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2018 and 2017 Results

Storm activity late in the quarter, as well as cooler than normal temperatures in the first quarter of 2018, inhibited our sales growth. Much of the Atlantic Coast experienced below-average temperatures in March of 2018, while greater storm activity in Texas and the central United States and above average precipitation in California caused pools to open later than in 2017 and delayed construction activity. In contrast, unseasonably mild weather benefited sales in the first quarter of 2017, as Texas and surrounding markets experienced record warm temperatures.

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

Our primary capital needs are seasonal working capital requirements and other general corporate purposes, including acquisitions, dividend payments and share repurchases. Our primary sources of working capital are cash from operations supplemented by borrowings, which have historically been sufficient to support our growth and finance acquisitions. The same principles apply to funds used for capital expenditures and share repurchases.

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

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

Capital expenditures were 1.4% of net sales in 2017 as we expanded facilities and purchased vehicles to address growth opportunities. Capital expenditures were 1.4 % of net sales in 2016 and 1.0% of net sales in 2015. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Going forward, we project capital expenditures will approximate this average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Operating activities	$(44,149)	$(32,424)
Investing activities	(15,217)	(19,119)
Financing activities	38,205	42,466

Cash used in operating activities of $44.1 million increased during the first three months of 2018 compared to the first three months of 2017 primarily reflecting earlier payment of certain inventory purchases.

Cash used in investing activities for the first three months of 2018 decreased compared to the first three months of 2017 primarily due to earlier than normal vehicle additions to our fleet in the first three months of last year.
Cash provided by financing activities decreased for the first three months of 2018 compared to the first three months of 2017, which reflects a $3.8 million decrease in amounts provided by net borrowings.

Future Sources and Uses of Cash
Revolving Credit Facility
On September 29, 2017, we amended and restated our revolving credit facility (the Credit Faclity). The Credit Facility provides for $750.0 million in borrowing capacity under a five-year unsecured revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $825.0 million.  The Credit Facility matures on September 29, 2022. We intend to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At March 31, 2018, there was $388.8 million outstanding, a $4.2 million standby letter of credit outstanding and $357.0 million available for borrowing under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of March 31, 2018, we have three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of March 31, 2018 was approximately 3.1%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of March 31, 2018, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2018, our average total leverage ratio equaled 1.67 (compared to 1.63 as of December 31, 2017) and the TTM average total debt amount used in this calculation was $544.1 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2018, our fixed charge ratio equaled 5.46 (compared to 5.53 as of December 31, 2017) and TTM Rental Expense was $55.3 million.

On January 1, 2019, we will adopt ASU 2016-02, Leases, which will require that we record most of our leases on our balance sheets, but we expect to recognize expenses in a manner similar to current guidance. Our Credit Facility agreement requires that we calculate our financial covenants by excluding the effects of the new standard. We do not expect ASU 2016-02 will have a material impact on our financial covenant calculations.

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
Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower cost form of financing, with a peak funding capacity of up to $255.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $80.0 million to $220.0 million throughout the remaining months of the year.
The Receivables Facility provides for the sale of certain of our receivables to a wholly owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due.
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
At March 31, 2018, there was $160.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.6%, excluding commitment fees.
As of March 31, 2018, we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2017 Annual Report on Form 10-K.
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
As of April 25, 2018, $50.6 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2017 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.

Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for detail.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the three months ended March 31, 2018 from what we reported in our 2017 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2017 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the three months ended March 31, 2018 from what we reported in our 2017 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2017 Annual Report on Form 10-K.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2018, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2017 Annual Report on Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1 - 31, 2018	—	$—	—	$53,361,113
February 1 - 28, 2018	17,181	$141.55	—	$53,361,113
March 1 - 31, 2018	1,140	$141.05	—	$53,361,113
Total	18,321	$141.52	—

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 18,321 shares surrendered for this purpose in the first quarter of 2018.

(2)
In May 2017, our Board authorized an additional $150.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 25, 2018, $50.6 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Restated Composite Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2018 and March 31, 2017;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2018 and March 31, 2017;

3.	Consolidated Balance Sheets at March 31, 2018, December 31, 2017 and March 31, 2017;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and
March 31, 2017; and

5.	Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2018.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant