Form 10-Q
period 2018-06-30
POOL CORP
filed 2018-07-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

As of July 23, 2018, there were 40,374,954 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2018

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	$1,057,804	$988,163	$1,643,704	$1,534,603
Cost of sales	749,149	698,499	1,168,976	1,091,318
Gross profit	308,655	289,664	474,728	443,285
Selling and administrative expenses	146,613	135,478	279,145	258,101
Operating income	162,042	154,186	195,583	185,184
Interest and other non-operating expenses, net	5,991	3,952	9,518	7,599
Income before income taxes and equity earnings	156,051	150,234	186,065	177,585
Income tax provision	39,062	55,654	37,783	60,772
Equity earnings in unconsolidated investments, net	60	40	106	78
Net income	117,049	94,620	148,388	116,891
Net loss attributable to noncontrolling interest	—	283	—	294
Net income attributable to Pool Corporation	$117,049	$94,903	$148,388	$117,185

Earnings per share:
Basic	$2.89	$2.30	$3.67	$2.84
Diluted	$2.80	$2.21	$3.55	$2.73
Weighted average shares outstanding:
Basic	40,453	41,349	40,413	41,271
Diluted	41,814	42,985	41,840	42,937

Cash dividends declared per common share	$0.45	$0.37	$0.82	$0.68

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$117,049	$94,620	$148,388	$116,891
Other comprehensive (loss) income:
Foreign currency translation adjustments	(3,854)	3,194	(2,879)	4,590
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(185), $(69), $(459) and $(251)	554	106	1,378	392
Total other comprehensive (loss) income	(3,300)	3,300	(1,501)	4,982
Comprehensive income	113,749	97,920	146,887	121,873
Comprehensive loss attributable to noncontrolling interest	—	211	—	74
Comprehensive income attributable to Pool Corporation	$113,749	$98,131	$146,887	$121,947

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2018	2017	2017 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$42,167	$26,666	$29,940
Receivables, net	135,104	112,802	76,597
Receivables pledged under receivables facility	269,311	257,483	119,668
Product inventories, net	606,583	542,805	536,474
Prepaid expenses and other current assets	17,169	15,514	19,569
Total current assets	1,070,334	955,270	782,248

Property and equipment, net	113,048	106,787	100,939
Goodwill	189,066	186,124	189,435
Other intangible assets, net	12,608	13,430	13,223
Equity interest investments	1,130	1,158	1,127
Other assets	18,095	16,367	14,090
Total assets	$1,404,281	$1,279,136	$1,101,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$300,232	$273,309	$245,249
Accrued expenses and other current liabilities	83,271	98,225	65,482
Short-term borrowings and current portion of long-term debt	21,462	14,901	10,835
Total current liabilities	404,965	386,435	321,566

Deferred income taxes	24,729	28,445	24,585
Long-term debt, net	635,658	538,579	508,815
Other long-term liabilities	25,128	22,418	22,950
Total liabilities	1,090,480	975,877	877,916

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,371,424, 41,340,281 and 40,212,477 shares issued and outstanding at June 30, 2018, June 30, 2017 and December 31, 2017, respectively	40	41	40
Additional paid-in capital	442,614	416,603	426,750
Retained deficit	(119,998)	(103,511)	(196,316)
Accumulated other comprehensive loss	(8,855)	(9,874)	(7,328)
Total stockholders’ equity	313,801	303,259	223,146
Total liabilities and stockholders’ equity	$1,404,281	$1,279,136	$1,101,062
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2018	2017
Operating activities
Net income	$148,388	$116,891
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,888	11,617
Amortization	938	743
Share-based compensation	6,481	6,299
Equity earnings in unconsolidated investments, net	(106)	(78)
Other	1,861	2,122
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(210,327)	(199,055)
Product inventories	(76,286)	(53,546)
Prepaid expenses and other assets	2,100	(2,389)
Accounts payable	55,964	38,673
Accrued expenses and other current liabilities	21,290	37,378
Net cash used in operating activities	(36,809)	(41,345)

Investing activities
Acquisition of businesses, net of cash acquired	(578)	(3,296)
Purchases of property and equipment, net of sale proceeds	(24,620)	(34,495)
Other investments, net	—	3
Net cash used in investing activities	(25,198)	(37,788)

Financing activities
Proceeds from revolving line of credit	554,536	606,623
Payments on revolving line of credit	(545,574)	(641,752)
Proceeds from asset-backed financing	177,500	156,600
Payments on asset-backed financing	(60,000)	(20,100)
Proceeds from short-term borrowings and current portion of long-term debt	13,957	22,609
Payments on short-term borrowings and current portion of long-term debt	(3,330)	(8,813)
Payments of deferred and contingent acquisition consideration	(265)	(199)
Payments of deferred financing costs	(8)	—
Purchase of redeemable noncontrolling interest	—	(2,573)
Proceeds from stock issued under share-based compensation plans	9,383	7,502
Payments of cash dividends	(33,194)	(28,108)
Purchases of treasury stock	(38,876)	(8,672)
Net cash provided by financing activities	74,129	83,117
Effect of exchange rate changes on cash and cash equivalents	105	726
Change in cash and cash equivalents	12,227	4,710
Cash and cash equivalents at beginning of period	29,940	21,956
Cash and cash equivalents at end of period	$42,167	$26,666

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

A description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2017 Annual Report on Form 10-K.  The results for our three and six month periods ended June 30, 2018 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2018.

Newly Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue - Revenue from Contracts with Customers, and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. We elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on our financial position or results of operations. We did not restate prior period information for the effects of the new standard, nor did we adjust the opening balance of our retained deficit to account for the implementation of the new requirements of this standard. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods.

Under the new standard, we recognize a sale when a customer obtains control of the product, and we record the amount that reflects the consideration we expect to receive in exchange for such product. As under the previous accounting guidance, we continue to recognize a sale when a customer picks up product at any sales center, when we deliver product to their premises or job sites via our trucks or when we present the product to a third-party carrier. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to defer each period.

Our adoption of this guidance also resulted in balance sheet reclassifications for recording our estimate of customer returns. ASC 606 requires the recognition of a current liability for the gross amount of estimated returns and a current asset for the cost of the related products. This change did not have a material impact on our Consolidated Balance Sheet as of June 30, 2018.

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

The majority of our sales transactions do not contain additional performance obligations after delivery; therefore, we do not have multiple performance obligations for which to allocate the transaction price. We elected to continue to recognize shipping and handling costs associated with outbound freight in selling and administrative expenses.

We report sales net of tax amounts that we collect from our customers and remit to governmental authorities. These tax amounts may include, but are not limited to, sales, use, value-added and some excise taxes.

Income Taxes

Both the Tax Cuts and Jobs Act (the Act), enacted by Congress in December 2017, and ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we adopted on January 1, 2017, impacted our provision for income taxes by substantially reducing our income tax rate in the first six months of 2018.

As of June 30, 2018, we have not completed our accounting for all of the tax effects of the Act, and we have not made a material adjustment to the provisional tax benefit we recorded under Staff Accounting Bulletin (SAB) 118 at December 31, 2017. We have considered the impact of the statutory changes from the Act on our estimated effective tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year. The Act also created a new requirement that certain income earned by foreign subsidiaries, global intangible low-taxed income (GILTI), be included in the gross income of their U.S. shareholder. Entities may make an accounting policy election of either recognizing deferred taxes for temporary differences expected to reverse as GILTI in future years or recognizing such taxes as a current-period expense when incurred. We elected to treat the tax effect of GILTI as a current-period expense when incurred.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense in the income statement in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $10.6 million in the first six months of 2018 compared to $7.4 million in the same period of 2017.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of June 30, 2018, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,278.2 million and cumulative dividends of $459.0 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	June 30,		December 31,
	2018	2017	2017
Foreign currency translation adjustments	$(10,382)	$(9,212)	$(7,478)
Unrealized gains (losses) on interest rate swaps, net of tax (1)	1,527	(662)	150
Accumulated other comprehensive loss	$(8,855)	$(9,874)	$(7,328)

(1)
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows entities the option to reclassify the tax effects related to items in accumulated other comprehensive income (loss) to retained earnings (deficit) if deemed to be stranded in accumulated other comprehensive income (loss) due to U.S. tax reform. We do not have any material amounts stranded in Accumulated other comprehensive loss as a result of U.S. tax reform.

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
Annual periods beginning after December 15, 2018
We believe the adoption of ASU 2016-02 will significantly increase non-current assets and non-current liabilities on our Consolidated Balance Sheets as we record a right-of-use asset and corresponding liability for each of our existing operating leases. We are in the process of quantifying this impact, as well as the impacts on our results of operations and related disclosures.
Upon adoption, we expect to apply the package of practical expedients available within the new standard, which is intended to provide some relief to issuers. Electing this option would allow us to retain our existing assessment of whether an arrangement is or contains a lease, is classified as an operating or financing lease and contains initial direct costs. We also expect to elect the practical expedients that allow us to exclude short-term leases from our Consolidated Balance Sheets and to combine lease and non-lease components. We are finalizing our internal controls over financial reporting related to the adoption of this new accounting pronouncement.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$117,049	$94,620	$148,388	$116,891
Net loss attributable to noncontrolling interest	—	283	—	294
Net income attributable to Pool Corporation	$117,049	$94,903	$148,388	$117,185

Weighted average shares outstanding:
Basic	40,453	41,349	40,413	41,271
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,361	1,636	1,427	1,666
Diluted	41,814	42,985	41,840	42,937

Earnings per share:
Basic	$2.89	$2.30	$3.67	$2.84
Diluted	$2.80	$2.21	$3.55	$2.73

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	—	108

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contract and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2018	2017
Level 2
Unrealized gains on interest rate swaps	$3,096	$1,217
Unrealized losses on interest rate swaps	—	2,212

Level 3
Contingent consideration liabilities	$1,481	$1,493

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

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first six months of 2018, we recognized a benefit of $1.3 million as a result of our determination of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swap contracts, which are recorded in Accumulated other comprehensive loss. At June 30, 2018, the remaining balance of the unrealized losses was $0.4 million and is being amortized over the effective period of the original forward-starting interest rate swap contracts from October 2016 to September 2018. In the first six months of 2018, we recorded expense of $0.9 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

For the three interest rate swap contracts in effect at June 30, 2018, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the six month periods ended June 30, 2018 and June 30, 2017.

In July 2016, we entered into an additional forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date at that time. This swap contract will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. This contract becomes effective on November 20, 2019 and terminates on November 20, 2020. The following table provides additional details related to this swap contract:

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

Contingent Consideration Liabilities

As of June 30, 2018, our Consolidated Balance Sheets reflected $0.7 million in Accrued expenses and other current liabilities and $0.8 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation (Melton), which we acquired in November 2015, Metro Irrigation Supply Company Ltd. (Metro), which we acquired in April 2016, and Newline Pool Products (Newline), which we acquired in July 2017. In determining our original estimates for contingent consideration, which are based on a percentage of gross profit for certain products for Melton and a multiple of gross profit for Metro, we applied a linear model using our best estimate of gross profit projections for fiscal years 2016 to 2020. The payout for Newline is based on a multiple of earnings for the first fiscal year of the acquisition. We based our estimate for the Newline payout on projected operating results for that year. All of our estimates of contingent consideration use Level 3 inputs as defined in the accounting guidance. The maximum total payouts for Metro and Newline over the related time periods are $1.0 million and AU$0.5 million, respectively.

In the first six months of 2018, we paid approximately $0.2 million in contingent consideration to Melton based on 2017 results. Since the acquisition dates, we have recorded immaterial adjustments to our original estimates based on the calculated 2017 and 2018 payouts related to the respective fiscal years and estimated future payouts considering results through June 2018. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. As of June 30, 2018, we have determined that the contingent consideration liability was in a range of acceptable estimates for all applicable fiscal periods.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2018	2017
Variable rate debt
Short-term borrowings	$14,059	$8,445
Current portion of long-term debt:
Australian credit facility	7,403	6,456
Short-term borrowings and current portion of long-term debt	21,462	14,901

Long-term portion:
Revolving credit facility	419,401	319,419
Receivables securitization facility	217,500	220,000
Less: financing costs, net	1,243	840
Long-term debt, net	635,658	538,579
Total debt	$657,120	$553,480

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

OVERVIEW

Financial Results

We had a solid May and June of 2018, following the delayed spring in many of our seasonal markets. Despite weather challenges and seasonal labor capacity constraints on the part of our customers, consumer demand remained high and strongly contributed to our sales and gross profit growth in the second quarter of 2018.
Net sales increased 7% compared to the second quarter of 2017. Base business sales grew 6% over the same quarter of last year, with discretionary products such as building materials and equipment leading our sales growth. The impact of a weaker U.S. dollar on sales outside the U.S., primarily Europe, compared to the same period last year also favorably impacted our sales growth by approximately 1%.
Gross profit increased 7% compared to the second quarter of 2017. Base business gross profit improved 6% over the second quarter of last year. Gross profit as a percentage of net sales (gross margin) was 29.2% in the second quarter of 2018 compared to 29.3% in the second quarter of 2017. Product mix was the principal factor leading to the slightly lower margin.
Selling and administrative expenses (operating expenses) increased 8% compared to the second quarter of 2017, with base business operating expenses up approximately 7% over the comparable 2017 period. While acquisitions contributed to our overall expense growth, changes in non-executive performance-based compensation programs that impact the timing of our expense recognition also resulted in higher compensation expense in the quarter.  We believe our results later in the year, particularly in the fourth quarter, should benefit from this timing change.  Base business operating expenses also increased due to the unfavorable impact of foreign currency fluctuations, which collectively impacted the quarter’s expenses by 1%. As a percentage of net sales, base business operating expenses were consistent year over year at 13.6%.
Operating income for the second quarter of 2018 increased 5% to $162.0 million compared to the same period in 2017. Foreign currency exchange rate increases favorably impacted our operating income growth by 1%. Operating income as a percentage of net sales (operating margin) was 15.3% for the second quarter of 2018 and 15.6% for the same period in 2017, while base business operating margin was 15.5% for the second quarter of 2018 and 15.7% for the same period in 2017.
Interest and other non-operating expenses, net increased to $6.0 million in the second quarter of 2018 from $4.0 million in the second quarter of 2017. The $2.0 million increase primarily relates to higher interest rates on our debt and increased borrowings to fund working capital investments and share repurchases, as well as greater realized foreign currency conversion losses compared to the same period last year. These losses essentially negated the operating income benefit from changes in foreign currency exchange rates.
Both Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which we adopted on January 1, 2017, and U.S. tax reform enacted in December 2017 impacted our income tax provision for the second quarter of 2018. Our effective tax rate was 25.0% and 37.0% for the second quarters of 2018 and 2017, respectively. We recorded a $1.5 million benefit from ASU 2016-09 in the quarter ended June 30, 2018, compared to a benefit of $1.9 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 26.0% and 38.3% for the second quarters of 2018 and 2017, respectively. As previously reported, we expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2018 and future periods to approximate 25.5%, which is a reduction compared to our historical rate of approximately 38.5% due to the impact of the recent U.S. tax reform.

Net income attributable to Pool Corporation was $117.0 million in the second quarter of 2018 compared to $94.9 million in the second quarter of 2017. Earnings per share increased 27% to $2.80 per diluted share for the three months ended June 30, 2018 versus $2.21 per diluted share for the same period in 2017. The reduction in our effective tax rate from 37.0% to 25.0% as discussed above reduced our income tax expense by approximately $18.7 million, or $0.45 per diluted share, in the second quarter of 2018.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

As of June 30, 2018, total net receivables, including pledged receivables, increased 9% compared to June 30, 2017, primarily reflecting our June 2018 sales growth and a 1% increase from acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 30.2 days at June 30, 2018, an increase from 29.6 days at June 30, 2017. Our allowance for doubtful accounts balance was $4.1 million at June 30, 2018 and $3.6 million at June 30, 2017.

Net inventory levels grew 12% compared to levels at June 30, 2017 and include growth from acquired businesses and purchases made in advance of certain mid-year vendor price increases.  The inventory reserve was $8.4 million at June 30, 2018 and $8.1 million at June 30, 2017. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at both June 30, 2018 and June 30, 2017.

Total debt outstanding at June 30, 2018 was $657.1 million, an increase of $103.6 million, or 19%, compared to total debt at June 30, 2017. The increased borrowings were primarily used to fund business driven working capital growth, acquisitions and share repurchases over the past 12 months.

Current Trends and Outlook

For a detailed discussion of trends through 2017, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2017 Annual Report on Form 10-K.

We continue to project base business sales growth of 6% to 7% for 2018. The extended winter in April benefited our May and June sales, but our customers’ labor capacity constraints further delayed projects. Such delays should allow projects to extend to the second half of 2018 and benefit our sales growth in the remainder of the year. We also expect inflation, which has historically averaged 1% to 2%, to provide a greater contribution to our sales growth in the latter part of 2018 due to product cost increases imposed by our vendors which we intend to pass on. We believe gross margin will be similar to 2017.

We expect base business operating expenses will grow at a rate that will enable us to achieve operating margin improvement of 20 to 40 basis points for the full year 2018 compared to 2017. Changes in non-executive performance-based compensation programs that impact the timing of our expense recognition resulted in higher compensation expense in the first half of 2018, primarily in the second quarter.  We believe our results later in the year, particularly in the fourth quarter, should benefit from this timing change. Costs related to labor, fuel and freight continue to rise, but we expect to improve our operating leverage with expected sales contributions as contractors catch up on their backlogs over the second half of the year.

As discussed further in Results of Operations, our average outstanding debt for the six months ended June 30, 2018 increased 18% over the same period last year, and given the increase in the 30-Day LIBOR, our effective interest rate increased approximately 50 basis points over this time period. Based on these trends, we expect Interest and other non-operating expenses, net will increase roughly $2.0 million over the back half of 2018 compared to the same period in 2017.

In 2018, we expect our effective tax rate to approximate 25.5%, which is a reduction from our historical rate of approximately 38.5%, both of which exclude the impact of ASU 2016-09. We have not finalized our accounting for the effects of tax reform; however, our estimated effective tax rate is based on reasonable estimates for tax effects from tax reform at this time.

Our effective tax rate is dependent on our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $10.6 million benefit from ASU 2016-09 for the six months ended June 30, 2018. Additional tax benefits could be recognized related to stock option exercises in 2018 from grants that expire in years after 2018, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the periods in which our employees will exercise vested stock options.

We are updating our 2018 earnings guidance range to $5.50 to $5.70 per diluted share from $5.45 to $5.70 per diluted share, which includes the tax benefits realized from ASU 2016-09 in the first and second quarters of 2018.

We now expect that cash provided by operations will be less than net income for the 2018 fiscal year. As discussed above, in the second quarter of 2018, we made inventory purchases ahead of certain mid-year vendor price increases. We expect an offsetting benefit in 2019 as our purchasing activity normalizes. We anticipate that we may use approximately $100.0 million to $150.0 million in cash for share repurchases in 2018.

RESULTS OF OPERATIONS
As of June 30, 2018, we conducted operations through 358 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	70.7	71.1	71.1
Gross profit	29.2	29.3	28.9	28.9
Operating expenses	13.9	13.7	17.0	16.8
Operating income	15.3	15.6	11.9	12.1
Interest and other non-operating expenses, net	0.6	0.4	0.6	0.5
Income before income taxes and equity earnings	14.8%	15.2%	11.3%	11.6%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from the acquisitions in 2018 and 2017 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Net sales	$1,043,685	$982,511	$14,119	$5,652	$1,057,804	$988,163

Gross profit	304,242	287,939	4,413	1,725	308,655	289,664
Gross margin	29.2%	29.3%	31.3%	30.5%	29.2%	29.3%

Operating expenses	142,261	133,552	4,352	1,926	146,613	135,478
Expenses as a % of net sales	13.6%	13.6%	30.8%	34.1%	13.9%	13.7%

Operating income (loss)	161,981	154,387	61	(201)	162,042	154,186
Operating margin	15.5%	15.7%	0.4%	(3.6)%	15.3%	15.6%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Power (1)	January 2018	1	April - June 2018
Chem Quip(1)	December 2017	5	April - June 2018
Intermark	December 2017	1	April - June 2018
E-Grupa	October 2017	1	April - June 2018
Newline Pool Products	July 2017	1	April - June 2018
Lincoln Aquatics (1)	April 2017	1	April - June 2018 and May - June 2017

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first six months of 2018:

December 31, 2017	351
Acquired location	1
New locations	7
Consolidated location	(1)
June 30, 2018	358

Net Sales

	Three Months Ended
	June 30,
(in millions)	2018	2017	Change
Net sales	$1,057.8	$988.2	$69.6	7%

Net sales increased 7% in the second quarter of 2018 compared to the second quarter of 2017, with base business sales up 6% for the period. The quarter started out slow in April, primarily due to unseasonably cold temperatures in most of our seasonal markets, but finished strong in May and June.

The following factors benefited our sales (listed in order of estimated magnitude):

•	strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains, particularly in building materials and commercial products (see discussion below);

•	higher foreign exchange rates, primarily the Euro, compared to the same period last year, which benefited our consolidated net sales growth by 1%;

•	inflationary product cost increases (estimated at approximately 1%).

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the second quarter of 2018, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 8% compared to the same period last year. These products collectively represented approximately 25% of net sales for the period. Sales of building materials grew 12% compared to the second quarter of 2017 and represented approximately 11% of net sales in the second quarter of 2018.

Sales to customers who service large commercial swimming pool installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. These sales represented approximately 5% of our consolidated net sales for the second quarter of 2018 and increased 8% compared to the second quarter of 2017.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2018	2017	Change
Gross profit	$308.7	$289.7	$19.0	7%
Gross margin	29.2%	29.3%

The slight decline in gross margin between periods reflects minor product mix differences.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2018	2017	Change
Operating expenses	$146.6	$135.5	$11.1	8%
Operating expenses as a % of net sales	13.9%	13.7%

Operating expenses increased 8% in the second quarter of 2018 compared to the second quarter of 2017, with base business operating expenses up approximately 7% compared to the same period last year. Changes in non-executive performance-based compensation programs that impact the timing of our expense recognition resulted in higher compensation expense in the second quarter of 2018. Base business operating expenses also increased due to the unfavorable impact of foreign currency fluctuations, which collectively impacted the quarter’s expenses by 1%, and higher costs associated with opening new locations in existing markets over the past 12 months.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2018 increased $2.0 million compared to the second quarter of 2017. The increase mostly reflects higher interest expense on our debt, as well as greater realized foreign currency conversion losses compared to the same period last year. Our weighted average effective interest rate increased to 3.2% for the second quarter of 2018 from 2.6% for the second quarter of 2017 on higher average outstanding debt of $626.8 million versus $521.2 million for the respective periods.

Income Taxes

Our effective income tax rate was 25.0% for the three months ended June 30, 2018 and 37.0% for the three months ended June 30, 2017. Both ASU 2016-09 and U.S. tax reform impacted our income tax provision for the second quarter of 2018. We recorded a $1.5 million benefit from ASU 2016-09 in the quarter ended June 30, 2018 compared to a benefit of $1.9 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 26.0% and 38.3%, for the second quarters of 2018 and 2017, respectively, mostly reflecting the lower corporate tax rate enacted as part of U.S. tax reform.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 23% to $117.0 million in the second quarter of 2018 compared to the second quarter of 2017. Earnings per diluted share increased to $2.80 for the second quarter of 2018 versus $2.21 per diluted share for the comparable 2017 period. The reduction in our effective tax rate from 37.0% to 25.0% as discussed above reduced our income tax expense by approximately $18.7 million, or $0.45 per diluted share, in the second quarter of 2018.

Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2018	2017	2018	2017	2018	2017
Net sales	$1,618,795	$1,527,995	$24,909	$6,608	$1,643,704	$1,534,603

Gross profit	467,217	441,355	7,511	1,930	474,728	443,285
Gross margin	28.9%	28.9%	30.2%	29.2%	28.9%	28.9%

Operating expenses	270,399	255,636	8,746	2,465	279,145	258,101
Expenses as a % of net sales	16.7%	16.7%	35.1%	37.3%	17.0%	16.8%

Operating income (loss)	196,818	185,719	(1,235)	(535)	195,583	185,184
Operating margin	12.2%	12.2%	(5.0)%	(8.1)%	11.9%	12.1%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Power (1)	January 2018	1	January - June 2018
Chem Quip(1)	December 2017	5	January - June 2018
Intermark	December 2017	1	January - June 2018
E-Grupa	October 2017	1	January - June 2018
Newline Pool Products	July 2017	1	January - June 2018
Lincoln Aquatics (1)	April 2017	1	January - June 2018 and May - June 2017

(1)	We acquired certain distribution assets of of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2017, please refer to the discussion under the heading Three Months Ended June 30. 2018 Compared to Three Months Ended June 30, 2017.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2018	2017	Change
Net sales	$1,643.7	$1,534.6	$109.1	7%

Net sales for the first six months of 2018 increased 7% compared to the same period last year, with most of this growth resulting from the 6% improvement in base business sales. We started the year off strong, but multiple storms in March hindered our customers’ ability to complete projects, and cold temperatures and snow in our seasonal markets delayed pool openings through April. Our seasonal markets finally warmed up in May 2018, allowing us to serve the pent-up demand and generate solid sales growth in May and June.

The following factors benefited our sales (listed in order of estimated magnitude):

•	strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains, particularly in building materials and commercial products (see discussion below);

•	sales growth of 8% from irrigation products, which are less impacted by weather; and

•	inflationary product cost increases (estimated at approximately 1%).

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first six months of 2018, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 8% compared to the same period last year. These products collectively represented 27% of net sales in the first half of 2018. Sales of building materials grew 10% compared to the first six months of 2017 and represented approximately 12% of net sales in the first half of 2018.

Sales to customers who service large commercial swimming pool installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. These sales represented approximately 5% of our consolidated net sales in the first six months of 2018 and increased 11% compared to the same period in 2017.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2018	2017	Change
Gross profit	$474.7	$443.3	$31.4	7%
Gross margin	28.9%	28.9%

Gross margin was consistent the same period of prior year.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2018	2017	Change
Operating expenses	$279.1	$258.1	$21.0	8%
Operating expenses as a % of net sales	17.0%	16.8%

For the first six months of 2018, operating expenses increased 8% over the same period last year, with base business operating expenses up 6%. Higher costs related to labor, technology, facilities and vehicles contributed to this increase.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2018 increased $1.9 million compared to the same period last year. The increase mostly reflects higher interest expense on our debt, as well as greater realized foreign currency conversion losses compared to the same period last year. Our weighted average effective interest rate increased to 3.1% for the first six months of 2018 from 2.6% for the same period of 2017 on higher average outstanding debt of $571.3 million versus $483.6 million for the respective periods.

Income Taxes

Our effective income tax rate was 20.3% for the six months ended June 30, 2018 compared to 34.2% for the six months ended June 30, 2017. Both ASU 2016-09 and U.S. tax reform impacted our income tax provision for the first six months of 2018. We recorded a $10.6 million benefit from ASU 2016-09 for the six months ended June 30, 2018 compared to the $7.4 million benefit realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 26.0% and 38.4%, for the six months ended June 30, 2018 and June 30, 2017, respectively, mostly reflecting the lower corporate tax rate enacted as part of U.S. tax reform.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 27% to $148.4 million for the six months ended June 30, 2018 compared to the six months ended June 30, 2017. Earnings per diluted share increased to $3.55 for the six months ended June 30, 2018 versus $2.73 per diluted share for the six months ended June 30, 2017. The reduction in our effective tax rate from 34.2% to 20.3% as discussed above reduced our income tax expense by approximately $25.9 million, or $0.62 per diluted share, in the first six months of 2018.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2018, the four quarters of 2017 and the third and fourth quarters of 2016.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2018		2017				2016
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,057,804	$585,900	$510,183	$743,401	$988,163	$546,441	$445,235	$691,429
Gross profit	308,655	166,073	145,398	216,606	289,664	153,621	127,777	199,551
Operating income	162,042	33,541	17,259	81,928	154,186	30,998	9,743	74,166
Net income	117,049	31,339	25,665	48,783	94,620	22,270	2,572	44,421

Balance Sheet Data
Total receivables, net	$404,415	$314,596	$196,265	$262,796	$370,285	$290,019	$166,151	$233,405
Product inventories, net	606,583	703,793	536,474	484,287	542,805	647,884	486,116	455,156
Accounts payable	300,232	467,795	245,249	209,062	273,309	465,928	230,728	199,922
Total debt	657,120	568,110	519,650	564,573	553,480	490,217	438,042	390,189

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2018 and 2017 Results

While warming trends started out slow in the second quarter of 2018, the unfavorable weather comparisons turned around by the end of the quarter. With the exception of Florida, where it rained most of May and into June, and California, which generally experienced a cooler-than-usual spring, 2018 results in the last two months of the quarter benefited from the warm weather throughout the country and helped relieve the effects of the slow start from earlier in the year. April 2018 sales struggled as much of the country experienced cold to record cold temperatures this year, in contrast to warm to record warm temperatures last year.

Storm activity, as well as cooler-than-normal temperatures late in the first quarter of 2018, inhibited our first quarter sales growth. Much of the Atlantic Coast experienced below-average temperatures in March of 2018, which caused pools to open later than in 2017, while greater storm activity in Texas and the central United States and above average precipitation in California delayed construction activity. In contrast, unseasonably mild weather benefited sales in the first quarter of 2017, as Texas and surrounding markets experienced record warm temperatures.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

•	capital expenditures primarily for maintenance and growth of our sales center structure, technology-related investments and fleet vehicles;

•	strategic acquisitions executed opportunistically;

•	payment of cash dividends as and when declared by our Board of Directors (Board);

•	repayment of debt to maintain an average total leverage ratio (as defined below) between 1.5 and 2.0; and

•	repurchases of our common stock under our Board-authorized share repurchase program.

Capital expenditures were 1.4% of net sales in 2017 as we expanded facilities and purchased vehicles to address growth opportunities. Capital expenditures were 1.4 % of net sales in 2016 and 1.0% of net sales in 2015. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Going forward, we project capital expenditures will approximate this average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2018	2017
Operating activities	$(36,809)	$(41,345)
Investing activities	(25,198)	(37,788)
Financing activities	74,129	83,117

Cash used in operating activities decreased $4.5 million during the first six months of 2018 compared to the first six months of 2017 primarily due to higher net income, offset by changes in our working capital. Increased inventory levels and lower income tax accruals in 2018 versus 2017 negatively impacted our 2018 cash flow, but were largely offset by later invoice payments in accounts payable.

Cash used in investing activities for the first six months of 2018 decreased compared to the first six months of 2017 primarily due to earlier-than-normal vehicle additions to our fleet in the first six months of last year as well as the Lincoln Aquatics acquisition that occurred in the second quarter of 2017.

Cash provided by financing activities decreased for the first six months of 2018 compared to the first six months of 2017, which reflects additional share repurchases of $30.2 million offset by a $21.9 million increase in amounts provided by net borrowings.

Future Sources and Uses of Cash
Revolving Credit Facility
Our Credit Facility provides for $750.0 million in borrowing capacity under a five-year unsecured revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $825.0 million.  The Credit Facility matures on September 29, 2022. We intend to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At June 30, 2018, there was $419.4 million outstanding, a $4.8 million standby letter of credit outstanding and $325.8 million available for borrowing under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of June 30, 2018, we have three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of June 30, 2018 was approximately 3.2%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of June 30, 2018, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2018, our average total leverage ratio equaled 1.72 (compared to 1.67 as of March 31, 2018) and the TTM average total debt amount used in this calculation was $572.4 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2018, our fixed charge ratio equaled 5.40 (compared to 5.46 as of March 31, 2018) and TTM Rental Expense was $56.1 million.

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
At June 30, 2018, there was $217.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.8%, excluding commitment fees.
As of June 30, 2018, we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2017 Annual Report on Form 10-K.
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
As of July 23, 2018, $218.3 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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
Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for detail.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the six months ended June 30, 2018 from what we reported in our 2017 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2017 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the six months ended June 30, 2018 from what we reported in our 2017 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2017 Annual Report on Form 10-K.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2018, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1 - 30, 2018	80,200	$138.51	80,200	$42,252,446
May 1 - 31, 2018	146,527	$140.57	137,925	$222,919,161
June 1 - 30, 2018	31,935	$143.37	31,935	$218,340,678
Total	258,662	$140.27	250,060

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 8,602 shares surrendered for this purpose in the second quarter of 2018.

(2)
In May 2018, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 23, 2018, $218.3 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2018 and June 30, 2017;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2018 and June 30, 2017;

3.	Consolidated Balance Sheets at June 30, 2018, December 31, 2017 and June 30, 2017;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018 and
June 30, 2017; and

5.	Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2018.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant