Form 10-Q
period 2018-09-30
POOL CORP
filed 2018-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Large accelerated filer ☒	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐

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

As of October 25, 2018, there were 40,263,296 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2018

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	$811,311	$743,401	$2,455,015	$2,278,005
Cost of sales	576,308	526,795	1,745,283	1,618,114
Gross profit	235,003	216,606	709,732	659,891
Selling and administrative expenses	142,666	134,678	421,812	392,779
Operating income	92,337	81,928	287,920	267,112
Interest and other non-operating expenses, net	4,931	4,009	14,449	11,608
Income before income taxes and equity earnings	87,406	77,919	273,471	255,504
Income tax provision	18,206	29,179	55,989	89,951
Equity earnings in unconsolidated investments, net	61	43	167	121
Net income	69,261	48,783	217,649	165,674
Net loss attributable to noncontrolling interest	—	—	—	294
Net income attributable to Pool Corporation	$69,261	$48,783	$217,649	$165,968

Earnings per share:
Basic	$1.71	$1.20	$5.39	$4.04
Diluted	$1.66	$1.16	$5.20	$3.89
Weighted average shares outstanding:
Basic	40,422	40,659	40,416	41,065
Diluted	41,797	42,207	41,831	42,691

Cash dividends declared per common share	$0.45	$0.37	$1.27	$1.05

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$69,261	$48,783	$217,649	$165,674
Other comprehensive income (loss):
Foreign currency translation adjustments	690	1,842	(2,188)	6,432
Change in unrealized gains and losses on interest rate swaps, net of change in taxes of $(177), $(181), $(636) and $(432)	530	283	1,908	675
Total other comprehensive income (loss)	1,220	2,125	(280)	7,107
Comprehensive income	70,481	50,908	217,369	172,781
Comprehensive loss attributable to noncontrolling interest	—	—	—	74
Comprehensive income attributable to Pool Corporation	$70,481	$50,908	$217,369	$172,855

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2018	2017	2017 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,693	$36,398	$29,940
Receivables, net	90,775	90,142	76,597
Receivables pledged under receivables facility	196,998	172,654	119,668
Product inventories, net	609,983	484,287	536,474
Prepaid expenses and other current assets	19,457	14,832	19,569
Total current assets	952,906	798,313	782,248

Property and equipment, net	109,942	103,880	100,939
Goodwill	189,029	189,024	189,435
Other intangible assets, net	12,305	13,206	13,223
Equity interest investments	1,163	1,168	1,127
Other assets	18,413	16,333	14,090
Total assets	$1,283,758	$1,121,924	$1,101,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$204,706	$209,062	$245,249
Accrued expenses and other current liabilities	75,639	87,887	65,482
Short-term borrowings and current portion of long-term debt	9,343	8,609	10,835
Total current liabilities	289,688	305,558	321,566

Deferred income taxes	24,802	27,244	24,585
Long-term debt, net	571,360	555,964	508,815
Other long-term liabilities	25,170	22,614	22,950
Total liabilities	911,020	911,380	877,916

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,479,584, 40,122,935 and 40,212,477 shares issued and outstanding at September 30, 2018, September 30, 2017 and December 31, 2017, respectively	40	40	40
Additional paid-in capital	449,276	420,946	426,750
Retained deficit	(68,943)	(202,693)	(196,316)
Accumulated other comprehensive loss	(7,635)	(7,749)	(7,328)
Total stockholders’ equity	372,738	210,544	223,146
Total liabilities and stockholders’ equity	$1,283,758	$1,121,924	$1,101,062
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2018	2017
Operating activities
Net income	$217,649	$165,674
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	19,499	17,947
Amortization	1,408	1,132
Share-based compensation	9,793	9,496
Equity earnings in unconsolidated investments, net	(167)	(121)
Other	3,584	1,074
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(93,911)	(90,204)
Product inventories	(80,142)	9,057
Prepaid expenses and other assets	143	(1,523)
Accounts payable	(40,143)	(27,328)
Accrued expenses and other current liabilities	13,547	26,816
Net cash provided by operating activities	51,260	112,020

Investing activities
Acquisition of businesses, net of cash acquired	(578)	(6,879)
Purchases of property and equipment, net of sale proceeds	(27,976)	(37,709)
Other investments, net	—	4
Net cash used in investing activities	(28,554)	(44,584)

Financing activities
Proceeds from revolving line of credit	820,967	918,338
Payments on revolving line of credit	(813,996)	(857,609)
Proceeds from asset-backed financing	193,400	156,600
Payments on asset-backed financing	(138,400)	(97,800)
Proceeds from short-term borrowings and current portion of long-term debt	16,118	25,001
Payments on short-term borrowings and current portion of long-term debt	(17,610)	(17,497)
Payments of deferred and contingent acquisition consideration	(265)	(199)
Payments of deferred financing costs	(8)	(909)
Purchase of redeemable noncontrolling interest	—	(2,573)
Proceeds from stock issued under share-based compensation plans	12,732	8,647
Payments of cash dividends	(51,371)	(43,165)
Purchases of treasury stock	(38,906)	(141,580)
Net cash used in financing activities	(17,339)	(52,746)
Effect of exchange rate changes on cash and cash equivalents	386	(248)
Change in cash and cash equivalents	5,753	14,442
Cash and cash equivalents at beginning of period	29,940	21,956
Cash and cash equivalents at end of period	$35,693	$36,398

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

A description of our significant accounting policies is included in our 2017 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2017 Annual Report on Form 10-K.  The results for our three and nine month periods ended September 30, 2018 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2018.

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

Our adoption of this guidance also resulted in balance sheet reclassifications for recording our estimate of customer returns. ASC 606 requires the recognition of a current liability for the gross amount of estimated returns and a current asset for the cost of the related products. This change did not have a material impact on our Consolidated Balance Sheet as of September 30, 2018.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance specifies how cash flows should be classified for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds for the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions from equity method investees and beneficial interests in securitization transactions. Our adoption of ASU 2016-15 had no impact on our statement of cash flows as our previous classifications related to contingent consideration payments and distributions from equity method investees is consistent with the requirements of ASU 2016-15.

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

Income Taxes

Both the Tax Cuts and Jobs Act (the Act), enacted by Congress in December 2017, and ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which we adopted on January 1, 2017, impacted our provision for income taxes by substantially reducing our income tax rate in the first nine months of 2018 compared to the first nine months of 2017.

As of September 30, 2018, we have not completed our accounting for all of the tax effects of the Act. We filed our federal income tax return in the third quarter of 2018, and our return to provision adjustment, which addresses the provisional tax benefit we recorded under Staff Accounting Bulletin (SAB) 118 at December 31, 2017, was not material. We have considered the impact of the statutory changes from the Act on our estimated effective tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year. The Act also created a new requirement that certain income earned by foreign subsidiaries, global intangible low-taxed income (GILTI), be included in the gross income of their U.S. shareholder. Entities may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or recognize such taxes as a current-period expense when incurred. We elected to treat the tax effect of GILTI as a current-period expense when incurred.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense in the income statement in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $13.9 million in the first nine months of 2018 compared to $7.7 million in the same period of 2017.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of September 30, 2018, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,278.2 million and cumulative dividends of $477.1 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2018	2017	2017
Foreign currency translation adjustments	$(9,692)	$(7,370)	$(7,478)
Unrealized gains (losses) on interest rate swaps, net of tax (1)	2,057	(379)	150
Accumulated other comprehensive loss	$(7,635)	$(7,749)	$(7,328)

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
Annual periods beginning after December 15, 2018
We believe the adoption of ASU 2016-02 will significantly increase assets and liabilities on our Consolidated Balance Sheets as we record a right-of-use asset and corresponding liability for each of our existing operating leases. We are currently testing all of the information we have gathered to properly account for the leases under the new standard and to quantify the balance sheet impacts. We are also implementing the related process changes and testing internal controls. Based on our current lease portfolio, we do not expect a material impact on our results of operations and cash flows. Upon adoption, we expect to apply the package of practical expedients available within the new standard, which is intended to provide some relief to issuers. We will also have expanded disclosures upon adoption of this new accounting pronouncement.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$69,261	$48,783	$217,649	$165,674
Net loss attributable to noncontrolling interest	—	—	—	294
Net income attributable to Pool Corporation	$69,261	$48,783	$217,649	$165,968

Weighted average shares outstanding:
Basic	40,422	40,659	40,416	41,065
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,375	1,548	1,415	1,626
Diluted	41,797	42,207	41,831	42,691

Earnings per share:
Basic	$1.71	$1.20	$5.39	$4.04
Diluted	$1.66	$1.16	$5.20	$3.89

Anti-dilutive stock options excluded from diluted earnings per share computations	—	108	—	108

Note 3 – Acquisitions

In January 2018, we acquired Tore Pty. Ltd. (doing business as Pool Power), a wholesale distributor of pool and spa equipment in South Australia, with one distribution center in Adelaide, Australia.

In December 2017, we acquired the distribution assets of Chem Quip, Inc. (Chem Quip), a wholesale distributor of residential and commercial swimming pool equipment, chemicals and supplies, with five distribution locations in central and northern California.

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

We have completed our acquisition accounting for these acquisitions. These acquisitions did not have a material impact on our financial position or results of operations, either individually or in the aggregate.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contract and our contingent consideration liabilities (in thousands):

	Fair Value at September 30,
	2018	2017
Level 2
Unrealized gains on interest rate swaps	$3,542	$1,201
Unrealized losses on interest rate swaps	—	1,791

Level 3
Contingent consideration liabilities	$1,431	$1,924

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

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first nine months of 2018, we recognized a benefit of $1.5 million as a result of ineffectiveness for the period. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swap contracts in Accumulated other comprehensive loss. On September 30, 2018, these balances became fully amortized. In the first nine months of 2018, we recorded expense of $1.4 million as amortization of the unrealized loss in Interest and other non-operating expenses, net.

For the three interest rate swap contracts in effect at September 30, 2018, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the nine month periods ended September 30, 2018 and September 30, 2017.

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

Contingent Consideration Liabilities

As of September 30, 2018, our Consolidated Balance Sheets reflected $0.6 million in Accrued expenses and other current liabilities and $0.8 million in Other long-term liabilities for contingent consideration related to future payouts for our acquisitions of The Melton Corporation (Melton), which we acquired in November 2015, Metro Irrigation Supply Company Ltd. (Metro), which we acquired in April 2016, and Newline Pool Products (Newline), which we acquired in July 2017.

In the first nine months of 2018, we paid approximately $0.2 million in contingent consideration to Melton based on 2017 results. Since the acquisition dates, we have recorded immaterial adjustments to our original estimates based on the calculated 2017 and 2018 payouts related to the respective fiscal years and estimated future payouts considering results through September 2018. Adjustments to the fair value of contingent consideration are recognized in earnings in the period in which we determine that the fair value changed. As of September 30, 2018, we have determined that the contingent consideration liability was in a range of acceptable estimates for all applicable periods.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2018	2017
Variable rate debt
Short-term borrowings	$321	$—
Current portion of long-term debt:
Australian credit facility	9,022	8,609
Short-term borrowings and current portion of long-term debt	9,343	8,609

Long-term portion:
Revolving credit facility	417,410	415,277
Receivables securitization facility	155,000	142,300
Less: financing costs, net	1,050	1,613
Long-term debt, net	571,360	555,964
Total debt	$580,703	$564,573

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

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

Our disclosure and analysis in this report contains forward-looking information that involves risks and uncertainties.  Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives and industry, general economic and other forecasts of trends, future dividend payments and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “plan,” “project,” “should” and other words and expressions of similar meaning. In addition, forward-looking statements and estimates regarding the effects of the Tax Cuts and Jobs Act, which are based on our current interpretation of this legislation and on reasonable estimates, may change as a result of new guidance issued by regulators or changes in our estimates.

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

OVERVIEW

Financial Results

We produced strong third quarter results thanks to our operational execution and a continuation of the elevated demand trends for discretionary pool and irrigation related products. Despite bouts of severe weather, with Hurricane Florence impacting the Carolinas, elevated rainfall in Texas and wildfires in California, we achieved favorable results.
Net sales increased 9% to $811.3 million in the third quarter of 2018 compared to $743.4 million in the third quarter of 2017. Base business sales grew 8% over the same quarter of 2017, with demand for discretionary products such as building materials and our expanded commercial product offerings driving our sales growth.
Gross profit increased 8% to $235.0 million in the third quarter of 2018 from $216.6 million in the same period of 2017. Base business gross profit improved 8% over the third quarter of 2017. Gross profit as a percentage of net sales (gross margin) was 29.0% for the third quarter of 2018 compared to 29.1% for the third quarter of 2017. This decline in gross margin mainly reflects differences in product mix.
Selling and administrative expenses (operating expenses) increased 6% to $142.7 million in the third quarter of 2018 compared to the third quarter of 2017, with base business operating expenses up 5% over the comparable 2017 period. We attribute the expense growth to variable labor and freight costs together with higher facility costs. As a percentage of net sales, base business operating expenses declined to 17.4% for the third quarter of 2018 compared to 18.0% for the third quarter of 2017.
Operating income for the third quarter of 2018 increased to $92.3 million, up 13% compared to the same period in 2017. Operating income as a percentage of net sales (operating margin) was 11.4% for the third quarter of 2018 and 11.0% for the same period in 2017, while base business operating margin was 11.5% for the third quarter of 2018 and 11.2% for the same period in 2017.
Both Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which we adopted on January 1, 2017, and U.S. tax reform enacted in December 2017 impacted our income tax provision for the third quarter of 2018. Our effective tax rate was 20.8% and 37.4% for the third quarters of 2018 and 2017, respectively. We recorded a $3.3 million benefit from ASU 2016-09 in the quarter ended September 30, 2018 compared to a benefit of $0.3 million realized in the same period in 2017. Excluding the benefits from ASU 2016-09, our effective tax rate was 24.6% and 37.9% for the third quarters of 2018 and 2017, respectively. As previously reported, we expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2018 and future periods to approximate 25.5%, which is a reduction compared to our historical rate of approximately 38.5% due to the impact of the recent U.S. tax reform.

Net income attributable to Pool Corporation was $69.3 million in the third quarter of 2018 compared to $48.8 million in the third quarter of 2017. Earnings per share increased 43% to a record $1.66 per diluted share for the three months ended September 30, 2018 compared to $1.16 per diluted share for the same period in 2017. The reduction in our effective tax rate from 37.4% to 20.8% as discussed above reduced our income tax expense by approximately $14.5 million, or $0.35 per diluted share, in the third quarter of 2018.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of September 30, 2018, total net receivables, including pledged receivables, increased 10% compared to September 30, 2017, primarily reflecting sales growth. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 30.2 days at September 30, 2018 and 29.8 days at September 30, 2017. Our allowance for doubtful accounts balance was $5.4 million at September 30, 2018 and $4.1 million at September 30, 2017.

Net inventory levels grew 26% compared to levels at September 30, 2017. The increase of $125.7 million between periods reflects significant inventory purchases we made in the third quarter of 2018 in advance of greater-than-normal vendor price increases, as well as purchases needed to support normal business growth, and the addition of inventories from acquisitions. The inventory reserve was $8.8 million at September 30, 2018 and $7.8 million at September 30, 2017. Our inventory turns, as calculated on a trailing four quarters basis, was 3.4 times at September 30, 2018 and 3.5 times at September 30, 2017.

Total debt outstanding at September 30, 2018 was $580.7 million, up 3% compared to total debt at September 30, 2017.

Current Trends and Outlook

For a detailed discussion of trends through 2017, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Item 7 of our 2017 Annual Report on Form 10-K.

We project base business sales growth of approximately 7% for 2018. After a slower than normal start in March and April, activity returned to expected levels through the end of the third quarter with the main limitation being customer capacity. We believe that customer labor constraints and reduced work days due to higher rainfall in selected markets created a build up of demand in the second and third quarters, which will lead to ongoing sales growth in the fourth quarter of 2018 as demand remains strong. Due to product cost increases imposed by our vendors, which we have passed on to our customers, we also expect inflation to be closer to 2% in the fourth quarter of 2018 versus the historical average of 1% to 2%. We believe this factor will benefit our gross margin in the fourth quarter of 2018 and expect our full year 2018 gross margin to be similar to 2017.

We continue to expect base business operating expenses will grow at a rate that will enable us to achieve operating margin improvement of approximately 20 to 40 basis points for the full year 2018 compared to 2017. Through September, our operating margin has improved 20 basis points year to date and should improve to the upper end of our 20 to 40 basis points range by the end of the fourth quarter. Changes in non-executive performance-based compensation programs that impact the timing of our expense recognition resulted in higher compensation expense in the first half of 2018, primarily in the second quarter. We believe our fourth quarter results should particularly benefit from this timing change, as we observed some benefit in the third quarter. Inflationary pressure related to labor, fuel and freight continues to rise, but we expect our productivity plans will allow these cost increases to better correlate with sales volume growth and improve our operating leverage.

As discussed further in Results of Operations, our average outstanding debt for the nine months ended September 30, 2018 increased 14% over the same period last year, and given the increase in the 30-Day LIBOR, our effective interest rate increased approximately 60 basis points between periods. Based on these trends, we expect Interest and other non-operating expenses, net will increase roughly $2.0 million in the fourth quarter of 2018 compared to the same period in 2017.

In 2018, we expect our effective tax rate to approximate 25.5%, which is a reduction from our historical rate of approximately 38.5%, both of which exclude the impact of ASU 2016-09. We have not finalized our accounting for the effects of tax reform; however, our estimated effective tax rate is based on reasonable estimates for the effects from tax reform at this time.

Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $13.9 million benefit from ASU 2016-09 for the nine months ended September 30, 2018. Additional tax benefits could be recognized related to stock option exercises in 2018 from grants that expire in years after 2018, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the periods in which our employees will exercise vested stock options.

We have updated our 2018 earnings guidance range to $5.58 to $5.78 per diluted share from $5.50 to $5.70 per diluted share, which includes the tax benefits realized from ASU 2016-09 in the first nine months of 2018.

Given the timing changes in our inventory purchasing activity in 2018, we expect that cash provided by operations will be less than net income for the 2018 fiscal year. We expect an offsetting benefit in 2019 as our purchasing activity normalizes. We anticipate that we may use approximately $100.0 million to $150.0 million in cash for share repurchases in 2018.

RESULTS OF OPERATIONS
As of September 30, 2018, we conducted operations through 360 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	70.9	71.1	71.0
Gross profit	29.0	29.1	28.9	29.0
Operating expenses	17.6	18.1	17.2	17.2
Operating income	11.4	11.0	11.7	11.7
Interest and other non-operating expenses, net	0.6	0.5	0.6	0.5
Income before income taxes and equity earnings	10.8%	10.5%	11.1%	11.2%

Note: Due to rounding, percentages may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from the acquisitions in 2018 and 2017 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Net sales	$800,971	$738,391	$10,340	$5,010	$811,311	$743,401

Gross profit	231,841	215,078	3,162	1,528	235,003	216,606
Gross margin	28.9%	29.1%	30.6%	30.5%	29.0%	29.1%

Operating expenses	139,392	132,663	3,274	2,015	142,666	134,678
Expenses as a % of net sales	17.4%	18.0%	31.7%	40.2%	17.6%	18.1%

Operating income (loss)	92,449	82,415	(112)	(487)	92,337	81,928
Operating margin	11.5%	11.2%	(1.1)%	(9.7)%	11.4%	11.0%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Power (1)	January 2018	1	July - September 2018
Chem Quip(1)	December 2017	5	July - September 2018
Intermark	December 2017	1	July - September 2018
E-Grupa	October 2017	1	July - September 2018
Newline Pool Products	July 2017	1	July - September 2018 and July - September 2017
Lincoln Aquatics (1)	April 2017	1	July 2018 and July 2017

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first nine months of 2018:

December 31, 2017	351
Acquired location	1
New locations	9
Consolidated location	(1)
September 30, 2018	360

Net Sales

	Three Months Ended
	September 30,
(in millions)	2018	2017	Change
Net sales	$811.3	$743.4	$67.9	9%

Net sales increased 9% in the third quarter of 2018 compared to the third quarter of 2017, with base business sales up 8% for the period. Despite severe weather events, with Hurricane Florence impacting the Carolinas, elevated rainfall in Texas and wildfires in California, we achieved favorable results.

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

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the third quarter of 2018, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 8% compared to the same period last year. These products collectively represented approximately 25% of net sales for the period. Sales of building materials grew 16% compared to the third quarter of 2017 and represented approximately 11% of net sales in the third quarter of 2018.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 4% of our consolidated net sales for the third quarter of 2018 and increased 9% compared to the third quarter of 2017.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2018	2017	Change
Gross profit	$235.0	$216.6	$18.4	8%
Gross margin	29.0%	29.1%

The slight decline in gross margin between periods primarily reflects minor product mix differences.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2018	2017	Change
Operating expenses	$142.7	$134.7	$8.0	6%
Operating expenses as a % of net sales	17.6%	18.1%

Operating expenses increased 6% in the third quarter of 2018 compared to the third quarter of 2017, with base business operating expenses up approximately 5% compared to the same period last year. This increase reflects variable labor and freight costs together with higher facility costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2018 increased $0.9 million compared to the third quarter of 2017. The increase mostly reflects higher interest expense on our debt. Our weighted average effective interest rate increased to 3.3% for the third quarter of 2018 from 2.7% for the third quarter of 2017 on higher average outstanding debt of $566.2 million versus $535.5 million for the respective periods.

Income Taxes

Our effective income tax rate was 20.8% for the three months ended September 30, 2018 and 37.4% for the three months ended September 30, 2017. Both ASU 2016-09 and U.S. tax reform impacted our income tax provision for the third quarter of 2018. We recorded a $3.3 million benefit from ASU 2016-09 in the quarter ended September 30, 2018 compared to a benefit of $0.3 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 24.6% and 37.9% for the third quarters of 2018 and 2017, respectively, mostly reflecting the lower corporate income tax rate enacted as part of U.S. tax reform.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 42% to $69.3 million in the third quarter of 2018 compared to the third quarter of 2017. Earnings per diluted share increased to $1.66 for the third quarter of 2018 versus $1.16 per diluted share for the comparable 2017 period. The reduction in our effective tax rate from 37.4% to 20.8% as discussed above reduced our income tax expense by approximately $14.5 million, or $0.35 per diluted share, in the third quarter of 2018.

Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2018	2017	2018	2017	2018	2017
Net sales	$2,419,766	$2,266,386	$35,249	$11,619	$2,455,015	$2,278,005

Gross profit	699,058	656,433	10,674	3,458	709,732	659,891
Gross margin	28.9%	29.0%	30.3%	29.8%	28.9%	29.0%

Operating expenses	409,791	388,299	12,021	4,480	421,812	392,779
Expenses as a % of net sales	16.9%	17.1%	34.1%	38.6%	17.2%	17.2%

Operating income (loss)	289,267	268,134	(1,347)	(1,022)	287,920	267,112
Operating margin	12.0%	11.8%	(3.8)%	(8.8)%	11.7%	11.7%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pool Power (1)	January 2018	1	January - September 2018
Chem Quip(1)	December 2017	5	January - September 2018
Intermark	December 2017	1	January - September 2018
E-Grupa	October 2017	1	January - September 2018
Newline Pool Products	July 2017	1	January - September 2018 and July - September 2017
Lincoln Aquatics (1)	April 2017	1	January - July 2018 and May - July 2017

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2017, please refer to the discussion under the heading Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Change
Net sales	$2,455.0	$2,278.0	$177.0	8%

Net sales for the first nine months of 2018 increased 8% compared to the same period last year, with most of this growth resulting from the 7% improvement in base business sales. We started the year off strong, but multiple storms in March hindered our customers’ ability to complete projects, and cold temperatures and snow in our seasonal markets delayed pool openings through April. Our seasonal markets finally warmed up in May 2018, allowing us to serve the pent-up demand and generate solid sales growth through the remainder of the second and third quarters, despite several occurrences of severe weather in the third quarter of 2018.

The following factors benefited our sales (listed in order of estimated magnitude):

•	strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials and equipment (see discussion below);

•	market share gains, particularly in building materials and commercial products (see discussion below);

•	sales growth of 8% from irrigation products which represented 9% of net sales; and

•	inflationary product cost increases (estimated at approximately 1%).

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first nine months of 2018, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 8% compared to the same period last year. These products collectively represented 26% of net sales in the first nine months of 2018. Sales of building materials grew 12% compared to the first nine months of 2017 and represented approximately 12% of net sales in the first nine months of 2018.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 5% of our consolidated net sales in the first nine months of 2018 and increased 10% compared to the same period in 2017.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Change
Gross profit	$709.7	$659.9	$49.8	8%
Gross margin	28.9%	29.0%

The slight decline in gross margin between periods primarily reflects minor product mix differences.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2018	2017	Change
Operating expenses	$421.8	$392.8	$29.0	7%
Operating expenses as a % of net sales	17.2%	17.2%

For the first nine months of 2018, operating expenses increased 7% over the same period last year, with base business operating expenses up 6%. Higher costs related to labor, technology, facilities and vehicles contributed to this increase.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2018 increased $2.8 million compared to the same period last year. The increase mostly reflects higher interest expense on our debt. Our weighted average effective interest rate increased to 3.2% for the first nine months of 2018 from 2.6% for the same period of 2017 on higher average outstanding debt of $569.5 million versus $501.0 million for the respective periods.

Income Taxes

Our effective income tax rate was 20.5% for the nine months ended September 30, 2018 compared to 35.2% for the nine months ended September 30, 2017. Both ASU 2016-09 and U.S. tax reform impacted our income tax provision for the first nine months of 2018. We recorded a $13.9 million benefit from ASU 2016-09 for the nine months ended September 30, 2018 compared to the $7.7 million benefit realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.5% and 38.2% for the nine months ended September 30, 2018 and September 30, 2017, respectively, mostly reflecting the lower corporate income tax rate enacted as part of U.S. tax reform.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 31% to $217.6 million for the nine months ended September 30, 2018 compared to the nine months ended September 30, 2017. Earnings per diluted share increased to $5.20 for the nine months ended September 30, 2018 versus $3.89 per diluted share for the nine months ended September 30, 2017. The reduction in our effective tax rate from 35.2% to 20.5% as discussed above reduced our income tax expense by approximately $40.3 million, or $0.96 per diluted share, in the first nine months of 2018.

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2018, the four quarters of 2017 and the fourth quarter of 2016.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2018			2017				2016
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$811,311	$1,057,804	$585,900	$510,183	$743,401	$988,163	$546,441	$445,235
Gross profit	235,003	308,655	166,073	145,398	216,606	289,664	153,621	127,777
Operating income	92,337	162,042	33,541	17,259	81,928	154,186	30,998	9,743
Net income	69,261	117,049	31,339	25,665	48,783	94,620	22,270	2,572

Balance Sheet Data
Total receivables, net	$287,773	$404,415	$314,596	$196,265	$262,796	$370,285	$290,019	$166,151
Product inventories, net	609,983	606,583	703,793	536,474	484,287	542,805	647,884	486,116
Accounts payable	204,706	300,232	467,795	245,249	209,062	273,309	465,928	230,728
Total debt	580,703	657,120	568,110	519,650	564,573	553,480	490,217	438,042

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2018 and 2017 Results

California wildfires, large amounts of rain throughout Texas, and Hurricane Florence in the Carolinas all impacted our sales in the third quarter of 2018. Likewise, severe storms in the third quarter of 2017, particularly Hurricanes Irma and Harvey, hindered our sales growth in Florida and Texas last year, although Texas largely recovered by the end of September 2017. In the third quarter of 2018, the West experienced record heat and below average rainfall, while temperatures were also above average in the central United States and the Midwest, but each experienced above average rainfall. These weather patterns were consistent with that experienced in the third quarter of last year, resulting in overall similar weather comparisons.
While warming trends started out slow in the second quarter of 2018, the unfavorable weather comparisons turned around by the end of the quarter. With the exception of Florida, where it rained most of May and into June, and California, which generally experienced a cooler-than-usual spring, 2018 results in the last two months of the second quarter benefited from the warm weather throughout the country and helped relieve the effects of the slow start from earlier in the year. April 2018 sales struggled as much of the country experienced cold to record cold temperatures this year, in contrast to warm to record warm temperatures in 2017.
Storm activity, as well as cooler-than-normal temperatures late in the first quarter of 2018, inhibited our first quarter sales growth. Much of the Atlantic Coast experienced below-average temperatures in March of 2018, which caused pools to open later than in 2017, while greater storm activity in Texas and the central United States and above average precipitation in California delayed construction activity during the first quarter of 2018. In contrast, unseasonably mild weather benefited sales in the first quarter of 2017, as Texas and surrounding markets experienced record warm temperatures.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2018	2017
Operating activities	$51,260	$112,020
Investing activities	(28,554)	(44,584)
Financing activities	(17,339)	(52,746)

Cash provided by operating activities decreased $60.8 million during the first nine months of 2018 compared to the first nine months of 2017 primarily due to timing differences from pre-price increase inventory purchases in 2018, which should benefit future periods’ cash flows as the inventory is sold. In 2018, we increased our inventory purchases in advance of greater‑than‑normal vendor price increases, which negatively impacted operating cash flow, but should positively impact operating income for the remainder of 2018 and into fiscal 2019.

Cash used in investing activities for the first nine months of 2018 decreased compared to the first nine months of 2017 primarily due to earlier-than-normal vehicle additions to our fleet in the first nine months of last year as well as the Lincoln Aquatics acquisition that occurred in the second quarter of 2017.
Cash used in financing activities decreased for the first nine months of 2018 compared to the first nine months of 2017, which reflects a $102.7 million decline in share repurchases offset by a $66.6 million decrease in amounts provided by net borrowings.
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
At September 30, 2018, there was $417.4 million outstanding, a $4.8 million standby letter of credit outstanding and $327.8 million available for borrowing under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of September 30, 2018, we had three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of September 30, 2018 was approximately 3.2%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of September 30, 2018, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2018, our average total leverage ratio equaled 1.68 (compared to 1.72 as of June 30, 2018) and the TTM average total debt amount used in this calculation was $577.8 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2018, our fixed charge ratio equaled 5.44 (compared to 5.40 as of June 30, 2018) and TTM Rental Expense was $56.7 million.

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
At September 30, 2018, there was $155.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.0%, excluding commitment fees.
Compliance and Future Availability
As of September 30, 2018, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of our 2017 Annual Report on Form 10-K.
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
As of October 25, 2018, $186.1 million of the current Board authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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
Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for detail.
Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the nine months ended September 30, 2018 from what we reported in our 2017 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2017 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the nine months ended September 30, 2018 from what we reported in our 2017 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2017 Annual Report on Form 10-K.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2018, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1 - 31, 2018	198	$153.25	—	$218,340,678
August 1 - 31, 2018	—	$—	—	$218,340,648
September 1 - 30, 2018	—	$—	—	$218,340,678
Total	198	$153.25	—

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  All 198 shares were surrendered for this purpose in the third quarter of 2018.

(2)
In May 2018, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of October 25, 2018, $186.1 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	12/20/2012
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Manuel J. Perez de la Mesa pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Manuel J. Perez de la Mesa and Mark W. Joslin furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and nine months ended September 30, 2018 and September 30, 2017;

2.	Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2018 and September 30, 2017;

3.	Consolidated Balance Sheets at September 30, 2018, December 31, 2017 and September 30, 2017;

4.	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and
September 30, 2017; and

5.	Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2018.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant