Form 10-K
period 2018-12-31
POOL CORP
filed 2019-02-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
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

Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2018 was $5,916,556,013.
As of February 21, 2019, there were 39,391,303 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 28, 2019 for the
Annual Meeting to be held on May 1, 2019, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may be referred to as we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the top three distributors of irrigation and landscape products in the United States. Our vision is to become the best worldwide distributor of outdoor living products that enhance the quality of outdoor home life. The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2018, we operated 364 sales centers in North America, Europe, South America and Australia through our four distribution networks:

•	SCP Distributors (SCP);

•	Superior Pool Products (Superior);

•	Horizon Distributors (Horizon); and

•	National Pool Tile (NPT).

Our Industry

We participate in a worldwide market for outdoor living products through our four distribution networks.

We believe that the swimming pool industry is relatively young, with room for continued growth from the increased penetration of new pools. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of energy-efficient and more aesthetically attractive products. Additionally, the desire for consumers to enhance their outdoor living spaces with hardscapes, lighting and outdoor kitchens also promotes growth in this area.

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

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impacted pool construction and major replacement and refurbishment activities.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2017 P.K. Data, Inc. reports):

In-Ground Pools
In Millions
5.4
5.2
5.0
4.8
4.6
4.4
4.2
4.0
3.8
2008
2009
2010
2011
2012
2013
2014
2015
2016
2017
2018

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

New swimming pool construction comprises just over 15% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and related outdoor living products for aesthetic, environmental, safety or other reasons.

The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize similar long‑term growth rates. Irrigation system installations often occur in tandem with new single‑family home construction making it more susceptible to economic variables. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the housing market. The irrigation and landscape distribution business serves both residential and commercial markets, with the majority of sales related to the residential market.  Irrigation accounts for approximately 50% of total spending in the industry, with the remaining 50% of spending related to landscape, power equipment, hardscapes and specialty outdoor products and accessories.

Our NPT network overlaps the swimming pool and irrigation and landscape industries as we offer our market-leading brand of pool tile, composite pool finish products and hardscapes. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation and landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. In addition to our 17 standalone NPT sales centers, we currently have over 100 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products. Given the more discretionary nature of these products, this business is more sensitive to external market factors compared to our business overall.

Economic Environment

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments, equipment replacement, landscaping projects and outdoor living space renovations.

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

While market conditions have been generally favorable the past year, a number of factors weigh on our industry, including lagging new home construction, tighter lending standards, and the slower progression of a younger generation burdened by student debt and underemployment. Labor availability and cost have also become issues in recent years, limiting our customers’ ability to fully meet consumer demand, particularly in construction and renovation markets.

The post-recession market environment from 2010 to 2018 was characterized by the cautious recovery of consumer spending, modest housing recovery and low inflation. However, in terms of homeowners investing in their existing homes, discretionary expenditures, including backyard renovations, flourished over this time period. While we estimate that new pool construction increased to approximately 80,000 new units in 2018, construction levels are still down approximately 65% compared to peak historical levels and down approximately 50% from what we consider normal levels. An average of approximately 170,000 new units per year were built in the years leading up to the recession. We expect that new pool and irrigation construction levels will continue to grow incrementally, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate greater growth over the next five years.

Times of strong economic conditions in the United States enable further replacement, remodeling and new construction activity. Although some constraints exist around residential construction activities, economic trends indicate that consumer spending has largely recovered, and we believe that we are well positioned to take advantage of both the market expansion and the inherent long-term growth opportunities in our industry. Additionally, recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps for swimming pools must be variable speed by July 2021. This mandate, coupled with additional product developments and technological advancements, offers further growth opportunities over the next few years.

In an effort to mitigate inflation, the Federal Reserve raised borrowing rates several times in 2018. While it appears that the rising interest rates slowed down borrowing for home buying in the short term, interest rates remain low by historical standards. Perhaps more importantly, the scarcity of land and labor limited new home construction growth and drove up home values over the last several years. By mid-2018, this trend appeared to have reached its peak or at least paused in many markets due to home affordability coupled with rising interest rates.

Considering the factors discussed above, we believe we will realize an annual sales growth rate of approximately 6% to 9% over the next five years.

Business Strategy and Growth

Our mission is to provide exceptional value to our customers and suppliers, creating exceptional return to our shareholders, while providing exceptional opportunities to our employees.  Our core strategies are as follows:

•	to promote the growth of our industry;

•	to promote the growth of our customers’ businesses; and

•	to continuously strive to operate more effectively.

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include digital and media advertising, industry-oriented website development such as www.swimmingpool.com® and www.hottubs.com®, public relations campaigns and other online marketing initiatives.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 100 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry. We also act as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations. We strive to create capacity with business to business development tools and execution to ensure best in class service and value creation for our customers and suppliers. In particular, we have developed the Pool360 and Horizon 24/7 platforms that help our customers be more productive by allowing them to get pricing, check availability, enter orders and make payments on line while leveraging our customer service staff resources, particularly during peak business periods. These tools not only offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes as well, but they also provide our customers graphical catalog presentation in the same platform. In addition to these initiatives, we strive to emphasize an Employer of Choice culture and to expand our Pool Corporation-branded products and exclusive brand offerings.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers.  In recent years, we have focused our efforts on new sales center openings, complemented by strategic acquisitions and consolidations, depending on our market presence. For additional information regarding our new sales center openings, acquisitions and closures/consolidations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 2 of “Notes to Consolidated Financial Statements,” included in this Form 10-K.

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

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years.  We generally pass industry price increases through the supply chain and may make strategic volume inventory purchases ahead of vendor price increases.  We estimate that annual price inflation between 2016 and 2018 was consistent with the ten-year average. In 2018, several manufacturers announced and implemented a mid-season price increase to offset raw material, transportation and labor inflation. Unlike previous years, we expect inflation in 2019 to fall outside of the historical range. Specifically, we expect inflation to be approximately 2% above historical norms in 2019, but we anticipate a return to the historical average over the long term.

Customers and Products

We serve roughly 120,000 customers. No single customer accounted for 10% of our sales in 2018. Further, in 2018, sales to our largest 100 customers collectively accounted for just over 10% of our total sales. Most of our customers are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores, and certain specialty and internet retailers.

We provide extended payment terms to qualified customers for sales under early buy programs. The extended terms usually require payments in equal installments in April, May and June or May and June depending on geographic location. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates” for additional information.

We sell our products primarily to the following types of customers:

•	swimming pool remodelers and builders;

•	specialty retailers that sell swimming pool supplies;

•	swimming pool repair and service businesses;

•	irrigation construction and landscape maintenance contractors; and

•	commercial customers who service large commercial installations such as hotels, universities and community recreational facilities.

We conduct our operations through 364 sales centers in North America, Europe, South America and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 53% of our 2018 net sales.  In 2018, we generated approximately 94% of our sales in North America (including Canada and Mexico), 5% in Europe and 1% in South America and Australia combined. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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

We offer our customers more than 180,000 manufacturer and Pool Corporation-branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and related products and other pool construction and recreational products is the most comprehensive in the industry. We sell the following types of products:

•	maintenance products, such as chemicals, supplies and pool accessories;

•	repair and replacement parts for pool equipment, such as cleaners, filters, heaters, pumps and lights;

•	packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;

•	pool equipment and components for new pool construction and the remodeling of existing pools;

•	irrigation and related products, including irrigation system components and professional lawn care equipment and supplies;

•
building materials, such as concrete, plumbing and electrical components, both functional and decorative pool surfaces, decking materials, tile, hardscapes and natural stone, used for pool installations and remodeling;

•	commercial products, including ASME heaters, safety equipment, and commercial pumps and filters; and

•
other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as spas, grills and components for outdoor kitchens, that enhance consumers’ use and enjoyment of outdoor living spaces.

We currently have over 600 product lines and approximately 50 product categories. Based on our 2018 product classifications, sales for our pool and spa chemicals product category represented approximately 12% of total net sales for 2018 and 2017 and 13% of our total net sales in 2016. No other product categories account for 10% or more of total net sales in any of the last three fiscal years.

We continue to identify new related product categories, and we typically introduce new categories each year in select markets.  We then evaluate the performance in these markets and focus on those product categories that we believe exhibit the best long-term growth potential. We expect to realize continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

Recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps for swimming pools must be variable speed by July 2021. Additionally, new product technology provides opportunities not only for improved energy efficiency but also new enticements for leisure activities. Smart controls provide growth opportunities as most existing swimming pools run on mechanical time clocks. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. Robotic cleaners offer consumers a more efficient option for maintaining their swimming pools. We see each of these developments as significant growth opportunities.

Over the last several years we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who service large commercial installations such as hotels, universities and community recreational facilities. While we are leveraging our existing networks and relationships to grow this market, in 2017 we also acquired Lincoln Equipment, Inc., a national distributor of equipment and supplies to commercial and institutional swimming pool customers.

In 2018, the sale of maintenance and minor repair products (non-discretionary) accounted for almost 60% of our sales and gross profits while just over 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools (partially discretionary). During the economic downturn, which spanned from late 2006 to early 2010 and reached its low point in 2009, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction and deferred remodeling and replacement activity. The current trend reflects a shift back toward a greater percentage of our sales coming from major refurbishment and replacement products due to the recovery of these activities since levels reached their historic low point in 2009.

Post-2009, we experienced product and customer mix changes, including a shift in consumer spending to higher value, lower margin products such as variable speed pumps, high efficiency heaters, and irrigation and related equipment. These products positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives, including growth in our higher margin private label and exclusive products (PLEX) and our expansion of building materials product offerings, have helped offset these gross margin declines and will lead to somewhat flat gross margin trends over the next few years.

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

Distribution

Our sales centers are located within population centers near customer concentrations, typically in industrial, commercial or mixed‑use zones.  Customers may pick up products at any sales center location, or we may deliver products to their premises or job sites via our trucks or third-party carriers.

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

We also operate four centralized shipping locations (CSLs) that redistribute products we purchase in bulk quantities to our sales centers or in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and landscape products and related construction products.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 9% and 8%, respectively, of the cost of products we sold in 2018.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and the only truly national wholesale distributor focused on the swimming pool industry in the United States.  We are also one of the top three distributors of irrigation and landscape products in the United States.  We face intense competition from many regional and local distributors in our markets and from one national wholesale distributor of landscape supplies.  We also face competition, both directly and indirectly, from mass market retailers (both store-based and internet) and large pool supply retailers who primarily buy directly from manufacturers.

Some geographic markets we serve, particularly the four largest and higher pool density markets of California, Texas, Florida and Arizona, have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and irrigation and landscape supply distribution are:

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

Seasonality and Weather

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and irrigation and landscaping installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses. In 2018, we generated approximately 62% of our net sales and 81% of our operating income in the second and third quarters of the year.

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation and lawn care products

Unseasonably cool weather or	•	Fewer pool and irrigation and landscaping installations
extraordinary amounts of rain	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus positively impacting our sales
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2018 and 2017, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Employees

We employed approximately 4,000 people at December 31, 2018. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

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

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$2,720,077	$2,545,270	$2,354,726
International	278,020	242,918	216,077
	$2,998,097	$2,788,188	$2,570,803

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	December 31,
	2018	2017	2016
United States	$100,905	$95,659	$79,064
International	6,059	5,280	4,226
	$106,964	$100,939	$83,290

Website Access and Available Information

Our website is www.poolcorp.com. The information on our website is not a part of this document.

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.poolcorp.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC).

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

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking information that involves risks and uncertainties. Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives, and industry, general economic and other forecasts of trends, future dividend payments and other matters. Forward‑looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward‑looking statement include the following:

The demand for our swimming pool, irrigation, landscape and related outdoor living products may be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool, irrigation, landscape and related outdoor living products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance and repair products and certain replacement and refurbishment products are required to maintain existing swimming pools, and each currently account for approximately 60% and 25% of net sales related to our swimming pool business; however, the growth in this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new pools, irrigation systems, and outdoor living products. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Although we have seen improvement since 2010, tightening consumer credit could prevent consumers from obtaining financing for pool, irrigation and related outdoor projects, which could negatively impact our sales of construction-related products.

We are susceptible to adverse weather conditions.

Weather is one of the principal external factors affecting our business. For example, unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can decrease swimming pool use, installation and maintenance, as well as irrigation installations and landscape maintenance. These weather conditions adversely affect sales of our products. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales. For a discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Our largest suppliers are Pentair Water Pool and Spa, Inc., Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 9% and 8%, respectively, of the costs of products we sold in 2018. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations or if we lose a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers, we may experience increased supply costs or may experience delays in establishing replacement supply sources that meet our quality and control standards.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors as they compete against our customers for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their needs directly from manufacturers, and to a lesser extent with internet retailers, as they purchase the majority of their needs from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 53% of our net sales in 2018.

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

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

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

Our business is highly seasonal.

The demand for our services and our results of operations are affected by the seasonal nature of our business. In 2018, we generated approximately 62% of our net sales and 81% of our operating income in the second and third quarters of the year. These quarters represent the peak months of both swimming pool use, installation, remodeling and repair, and irrigation installations and maintenance. Our sales are substantially lower during the first and fourth quarters of the year, when we may incur net losses.

We may not timely identify or effectively respond to consumer needs, expectations or trends, which could adversely affect our relationship with customers, our reputation, the demand for our products and services, and our market share.

The success or our business depends in part on our ability to identify and respond promptly to evolving trends in demographics and consumer preferences, expectations and needs while also managing appropriate inventory levels and maintaining an excellent customer experience. It is difficult to successfully predict the products and services our customers will demand.

Customer expectations about the methods by which they purchase and receive products or services are also becoming more demanding. Customers routinely use technology to rapidly compare products and prices, determine real-time product availability, and purchase products. Once products are purchased, customers are seeking alternate options for lower-cost delivery of those products. We must continually anticipate and adapt to these changes in the purchasing process.

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

Management has processes in place to facilitate and support our compliance with these requirements. However, failure to comply with these laws and regulations may result in investigations, the assessment of administrative, civil and criminal fines, damages, seizures, disgorgements, penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly over the last 25 years and we anticipate that there will be continuing changes.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 9% of our total net sales in 2018, expose us to certain additional risks, including:

•	difficulty in staffing international subsidiary operations;

•	different political economic and regulatory conditions;

•	local laws and customs;

•	currency fluctuations;

•	adverse tax consequences; and

•	dependence on other economies.

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

Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations, and changes in accounting standards and guidance related to tax matters, may cause fluctuations in our effective tax rate. The Tax Cuts and Jobs Act (TJCA or the Act), enacted in December 2017, significantly changed U.S. tax law. Our income tax provision is based on our current interpretation of this legislation and on reasonable estimates and may change as a result of new guidance issued by regulators. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

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

We rely on manufacturers and other suppliers to provide us with the products we sell and distribute. As we increase the number of Pool Corporation and Pool Systems Pty. Ltd. branded products we distribute, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. The risk of claims may also be greater with respect to products manufactured by third-party suppliers outside the United States, particularly in China. Uncertainties with respect to foreign legal systems may adversely affect us in resolving claims arising from our foreign sourced products. Even if we are successful in defending any claim relating to the products we distribute, claims of this nature could negatively impact customer confidence in our products and our company.

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

Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 60,293 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own two sales center facilities in Florida, two in Texas, one in California, one in Georgia and one in Tennessee. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2018, we had 11 leases with remaining terms longer than seven years that expire between 2026 and 2032.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2018:

Network	12/31/17 (1)	New Locations	Consolidated Location (2)	Acquired Locations	12/31/18
SCP	168	2	—	—	170
Superior	67	3	—	—	70
Horizon	64	—	(1)	4	67
NPT (3)	16	1	—	—	17
Total Domestic	315	6	(1)	4	324
SCP International	36	3	—	1	40
Total	351	9	(1)	5	364

(1)	At the beginning of 2018, we converted one Superior sales center to SCP and one Horizon sales center to Superior.

(2)	Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.

(3)
In addition to the stand-alone NPT sales centers, there are over 100 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2018:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	29	25	17	6	77
Texas	21	5	16	6	48
Florida	35	5	4	1	45
Arizona	6	7	9	2	24
Georgia	6	2	—	1	9
Nevada	2	3	3	—	8
Tennessee	5	3	—	—	8
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
New York	6	—	—	—	6
Virginia	2	1	3	—	6
Colorado	1	2	2	—	5
Louisiana	5	—	—	—	5
New Jersey	3	2	—	—	5
North Carolina	3	1	1	—	5
Pennsylvania	3	1	—	1	5
Illinois	3	1	—	—	4
Indiana	2	2	—	—	4
Missouri	3	1	—	—	4
Ohio	2	2	—	—	4
Oregon	1	—	3	—	4
South Carolina	3	1	—	—	4
Arkansas	3	—	—	—	3
Idaho	1	—	2	—	3
Oklahoma	2	1	—	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Maryland	1	—	1	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	170	70	67	17	324
International
Canada	14	—	—	—	14
Australia	6	—	—	—	6
France	6	—	—	—	6
Mexico	4	—	—	—	4
Portugal	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Colombia	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	40	—	—	—	40
Total	210	70	67	17	364

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the NASDAQ Global Select Market under the trading symbol “POOL.”  On February 21, 2019, there were approximately 87,073 holders of record of our common stock.

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount thirteen times including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2018.  Our Board may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total shareholder return on our common stock for the last five fiscal years with the total return on the S&P MidCap 400 Index and the NASDAQ Index for the same period, in each case assuming the investment of $100 on December 31, 2013 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalizations comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

Comparison of Cumulative Total Return
Pool Corporation,
S&P MidCap 400 Index and Nasdaq Index
300
200
100
0
12/31/13
12/31/14
12/31/15
12/31/16
12/31/17
12/31/18
Pool Corporation
S&P MidCap 400 Index
Nasdaq Index

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Pool Corporation	$100.00	$110.71	$142.95	$186.96	$235.19	$272.69
S&P MidCap 400 Index	100.00	109.77	107.38	129.65	150.71	134.01
NASDAQ Index	100.00	114.75	122.74	133.62	173.22	168.30

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2018:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2018	353,071	$145.63	353,071	$166,922,688
November 1 – November 30, 2018	339,645	$148.36	339,645	$116,531,471
December 1 – December 31, 2018	321,409	$145.46	321,409	$69,779,132
Total	1,014,125	$146.49	1,014,125

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were no shares surrendered for this purpose in the fourth quarter of 2018.

(2)
In May 2018, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of February 21, 2019, our total authorization remaining was $49.2 million.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
	2018 (1)	2017 (1)	2016	2015	2014
Statement of Income Data
Net sales	$2,998,097	$2,788,188	$2,570,803	$2,363,139	$2,246,562
Operating income	313,889	284,371	255,859	216,222	188,870
Net income	234,461	191,339	148,603	128,224	111,030
Net income attributable to Pool Corporation	234,461	191,633	148,955	128,275	110,692
Earnings per share:
Basic	$5.82	$4.69	$3.56	$2.98	$2.50
Diluted	$5.62	$4.51	$3.47	$2.90	$2.44
Cash dividends declared per common share	$1.72	$1.42	$1.19	$1.00	$0.85

Balance Sheet Data
Working capital	$609,634	$460,682	$399,337	$356,899	$345,305
Total assets (2)	1,240,871	1,101,062	994,095	934,361	890,971
Total debt (2)	666,761	519,650	438,042	328,045	318,872
Stockholders’ equity	223,590	223,146	205,210	255,743	244,352

Other
Base business sales growth (3)	7%	7%	7%	5%	7%
Number of sales centers	364	351	344	336	328

(1)
Our Net income and Net income attributable to Pool Corporation in 2018 and 2017 were impacted by both U.S. tax reform and Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted ASU 2016-09, which requires us to recognize all excess tax benefits or deficiencies related to share-based compensation as a component of our income tax provision on our Consolidated Statements of Income, rather than a component of stockholders’ equity on our Consolidated Balance Sheets. This adoption benefited our Net income and Net income attributable to Pool Corporation by $15.3 million in 2018 and $12.6 million in 2017. As a result of U.S. tax reform, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects re‑measurement of our net deferred tax liability. No such tax benefits were applicable in prior years.

(2)
Upon adoption of Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, we now include financing costs, net of accumulated amortization as a component of long-term debt. For comparability across all periods presented on our Consolidated Balance Sheets, we reclassified certain amounts from Other assets, net in prior periods to Long-term debt, net to conform to our 2018 through 2016 presentation.

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

2018 FINANCIAL OVERVIEW

Financial Results

We delivered solid results in 2018. Despite a later than normal start to the year, and an earlier end, we produced sales growth of 8% in 2018 on top of sales growth of 8% in 2017. Our focus on organic growth, process discipline and value creation allowed us to convert this top line growth into operating income growth of 10% over 2017.

Base business sales grew 7% over last year fueled by continued demand for discretionary products such as building materials, lighting and swimming pool equipment. Gross profit increased 8% for the year ended December 31, 2018 compared to 2017. Gross margin grew 10 basis points to 29.0% for 2018 compared to 28.9% in 2017. We attribute much of the gross margin improvement to our execution of supply chain management initiatives in a higher than normal inflationary environment in our industry.

Selling and administrative expenses (operating expenses) increased 7% compared to 2017, with base business operating expenses up 5% over last year. The increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses, as well as greater facility-related costs. As a percentage of net sales, operating expenses declined 10 basis points.

Operating income for the year increased 10% to $313.9 million, up from $284.4 million in 2017. Operating income as a percentage of net sales (operating margin) increased to 10.5% in 2018 compared to 10.2% in 2017.

Both Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, which we adopted on January 1, 2017, and U.S. tax reform enacted in December 2017 impacted our income tax provision in 2018 and 2017. Our effective tax rate was 20.1% in 2018 and 29.0% in 2017. We recorded a $15.3 million, or $0.36 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2018 compared to a benefit of $12.6 million, or $0.24 per diluted share, realized in the same period in 2017. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.3% in 2018 and 33.7% in 2017. We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2019 will approximate 25.5%, which is consistent with 2018 and a reduction compared to our historical rate of approximately 38.5% due to the impact of U.S. tax reform.

Net income attributable to Pool Corporation increased 22% compared to 2017, while earnings per share was up 25% to $5.62 per diluted share. Excluding the impacts of ASU 2016-09 discussed above, diluted earnings per share increased 23% over last year.

Financial Position and Liquidity

Cash provided by operations was $118.7 million in 2018. Combined with $146.5 million in net proceeds from borrowings, cash from operating activities helped fund the following initiatives:

•	share repurchases in the open market of $183.6 million;

•	growth in net working capital of $165.8 million;

•	quarterly cash dividend payments to shareholders, totaling $69.4 million for the year;

•	net capital expenditures of $31.6 million; and

•	payments of $2.6 million for acquisitions.

Total net receivables, including pledged receivables, increased 6% compared to December 31, 2017, reflective of fourth quarter sales growth and recent acquisitions. Our allowance for doubtful accounts was $6.2 million at December 31, 2018 and $3.9 million at December 31, 2017, primarily reflecting additional specific reserves for certain customers. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 30.1 days at December 31, 2018 and 29.8 days at December 31, 2017.

Inventory levels grew 25% to $672.6 million at December 31, 2018 compared to $536.5 million at December 31, 2017, primarily related to increased inventory purchases ahead of greater-than-normal vendor price increases. Our reserve for inventory obsolescence was $7.7 million at December 31, 2018 compared to $6.3 million at December 31, 2017. Our inventory turns, as calculated on a trailing four quarters basis, were 3.2 times at December 31, 2018 and 3.5 times at December 31, 2017.

Total debt outstanding of $666.8 million at December 31, 2018 increased $147.1 million, or 28%, compared to December 31, 2017 primarily to fund the additional inventory purchases discussed above and share repurchases.

Current Trends and Outlook

While market conditions have been generally favorable the past year, a number of factors weigh on our industry, including lagging new home construction, tighter lending standards, and the slower progression of a younger generation burdened by student debt and underemployment. Labor availability and cost have also become issues in recent years, limiting our customers’ ability to fully meet consumer demand, particularly in construction and renovation markets.

The post-recession market environment from 2010 to 2018 was characterized by the cautious recovery of consumer spending, modest housing recovery and low inflation. However, in terms of homeowners investing in their existing homes, discretionary expenditures, including backyard renovations, flourished over this time period. We expect that new pool and irrigation construction levels will continue to grow incrementally, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate greater growth over the next five years.

Although some constraints exist around residential construction activities, economic trends indicate that consumer spending has largely recovered, and we believe that we are well positioned to take advantage of both the market expansion and the inherent long term growth opportunities in our industry. Additionally, recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps for swimming pools must be variable speed by July 2021. This mandate, coupled with additional product developments and technological advancements, offers further growth opportunities over the next few years.

While we estimate that new pool construction increased to approximately 80,000 new units in 2018, construction levels are still down approximately 65% compared to peak historical levels and down approximately 50% from what we consider normal levels. Favorable weather plays a role in industry growth by accelerating growth in any given year, while unfavorable weather impedes growth. For 2018, we started the year off strong, but a delayed spring resulted in a later than normal start to the swimming pool season, and we finished the year with an earlier end based on weather trends. In contrast, in 2017 specifically, our industry experienced modestly favorable weather overall, despite the severe storms that impacted our industry in Texas and Florida in September and October. In 2016, an earlier start to the swimming pool season due to warmer than usual temperatures and overall favorable weather throughout the rest of the year benefited the industry as a whole. In establishing our outlook each year, we base our growth assumptions on normal weather conditions and do not incorporate alternative weather predictions into our guidance.

We established our initial outlook for 2019 based on reasonable expectations of organic market share growth, ongoing leverage of infrastructure and continuous process improvements. For 2019, we expect the macroeconomic environment in the United States will be quite similar to 2018. We expect to continue to gain market share through our comprehensive service and product offerings, which we continually diversify through internal sourcing initiatives and expansion into new markets. We also plan to broaden our geographic presence by opening 4 to 6 new sales centers in 2019 and by making selective acquisitions when appropriate opportunities arise.

The following section summarizes our outlook for 2019:

•	We expect sales growth of 7% to 9%, impacted by the following factors and assumptions:

◦	normal weather patterns for 2019;

◦	continued growth from replacement, remodeling and construction activity and market expansion through newer product offerings like hardscapes and commercial pools;

◦	inflationary product cost increases of approximately 3% to 4% (or approximately 2% above the historical average);

◦	estimated 1% growth from acquisitions completed throughout 2018; and

◦	same selling days in 2019 compared to 2018, with one less day in the first quarter and one additional day in the third quarter in 2019.

•
By quarter, we expect shifts in our 2019 sales activity, which will affect sales growth comparisons to 2018. For the first quarter of 2019, we expect the loss of a selling day, a delayed Easter and lower customer early buy sales to defer an estimated $20 million to $30 million of sales to the second and third quarters in 2019.

•
We expect relatively neutral gross margin trends for the full year with higher gross margin growth in the first quarter of 2019 compared to 2018 due to projected benefits from our strategic inventory purchases in 2018 and expected lower customer early buy sales in the first quarter of 2019. We expect gross margin growth to moderate substantially in the second and third quarters and become a difficult comparison in the fourth quarter of 2019 based on our 2018 results.

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

In 2019, we expect our effective tax rate will approximate 25.5%, excluding the impact of ASU 2016-09. This projected rate is a reduction from our historical rate of approximately 38.5%. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our December 31, 2018 stock price, we estimate that we have approximately $7.2 million in unrealized excess tax benefits related to stock options that will expire in the second quarter of 2019 and restricted awards that will vest in 2019. We may recognize additional tax benefits related to stock option exercises in 2019 from grants that expire in years after 2019, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $15.3 million benefit in our provision for income taxes for the year ended December 31, 2018 related to ASU 2016-09.

We project that 2019 earnings will be in the range of $6.05 to $6.35 per diluted share, including an estimated $0.18 favorable impact from ASU 2016-09. Excluding the impact of timing differences from our strategic inventory purchases in the second half of 2018, we expect cash provided by operations will approximate net income for fiscal 2019, and subject to additional authorization by our Board of Directors, we anticipate that we will use $150.0 million to $200.0 million in cash for share repurchases.

On January 1, 2019, we adopted ASU 2016-02, Leases. We do not expect the new accounting pronouncement to have a material impact on our results of operations and cash flows. For additional details, see Note 1 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to Item 1A.

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

•
those for which changes in the estimates or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.06% of net sales annually.  Write-offs as a percentage of net sales approximated 0.07% in 2018, 0.05% in 2017 and 0.07% in 2016. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2019.

At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year end allowance for doubtful accounts balance to (i) current year write-offs and (ii) any significantly aged outstanding receivable balances. Based on our hindsight analysis, we concluded that the prior year allowance was within a range of acceptable estimates and that our estimation methodology is appropriate.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2018, pretax income would change by approximately $1.2 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2018).

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

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors. At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year end obsolescence reserve balance to (i) current year inventory write-offs and (ii) the value of products with no sales for the past 12 months that remain in inventory. Based on our hindsight analysis, we concluded that our prior year reserve was within a range of acceptable estimates and that our estimation methodology is appropriate.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2018, pretax income would change by approximately $1.5 million and earnings per share would change by approximately $0.03 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2018).

Vendor Programs

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve any of a number of measures.  These measures generally relate to the volume level of purchases from our vendors, or our net cost of products sold, and may include negotiated pricing arrangements.  We account for vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of inventory until we sell the product, at which time we recognize such consideration as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount earned based on our expectation of total purchases for the fiscal year relative to the purchase levels that mark our progress toward the attainment of various levels within certain vendor programs. We accrue vendor program benefits on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases, future inventory levels and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including changes in economic conditions and weather.  Changes in our purchasing mix also impact our estimates, as certain program rates can vary depending on our volume of purchases from specific vendors.

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
In December 2017, the Tax Cuts and Jobs Act (the TJCA or the Act) was enacted, which significantly changed U.S. tax law. In accordance with Accounting Standards Codification Topic (ASC) 740, Income Taxes, we are required to account for the new requirements in the period that includes the date of enactment. The Act reduced the overall corporate income tax rate to 21%, created a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadened the tax base and allowed for the immediate capital expensing of certain qualified property. Due to the complexities presented by the Act, particularly for companies with multi-national operations, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 (SAB 118) to provide guidance to companies who were not able to complete their accounting in the period of enactment prior to the reporting deadlines. Under the guidance in SAB 118, provisional amounts based on reasonable estimates were allowable for companies that had not yet completed their accounting for certain elements under the Act. As a result of this guidance, we recorded a provisional net benefit to our income tax provision in the fourth quarter of 2017. As of December 31, 2018, we completed our accounting for the tax effects of the Act, which did not result in a material adjustment to our provisional amount. For the Global Intangible Low Tax Income (GILTI) provisions of the Act, we have elected an accounting policy to record GILTI as period costs if and when incurred.
As of December 31, 2018, United States income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation. We determined not to change our indefinite reinvestment assertion in light of U.S. tax reform.

We operate in 39 states, 1 United States territory and 12 foreign countries. We are subject to regular audits by federal, state and foreign tax authorities, and the amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

We use an annual cash performance award (annual bonus) to focus corporate behavior on short-term goals for growth, financial performance and other specific financial and business improvement metrics. Management sets the Company’s annual bonus objectives at the beginning of the bonus plan year using both historical information and forecasted results of operations for the current plan year. Management also establishes specific business improvement objectives for both our operating units and corporate employees. The Compensation Committee approves objectives for annual bonus plans involving executive management.

We also utilize our medium-term (three-year) Strategic Plan Incentive Program (SPIP) to provide senior management with an additional cash-based, pay-for-performance award based on the achievement of specified earnings growth objectives. Payouts through the SPIP are based on three-year compound annual growth rates (CAGRs) of our diluted EPS.

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

We record SPIP accruals based on our total expected EPS for the current fiscal year and earnings growth estimates for the succeeding two years. We base our current fiscal year estimates on the same assumptions used for our annual bonus calculation and we base our forward-looking estimates on historical growth trends and our projections for the remainder of the three-year performance periods.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2018, our goodwill balance was $188.5 million, representing approximately 15% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We perform a goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  If the estimated fair value of any of our reporting units falls below its carrying value, we compare the estimated fair value of the reporting unit’s goodwill to its carrying value. If the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, we perform a calculation to measure impairment, which includes valuing the tangible and intangible assets. We recognize any impairment loss in operating income.

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.  As of October 1, 2018, we had 223 reporting units with allocated goodwill balances. The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance was $0.8 million.

In October of 2018, 2017 and 2016, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. In the third quarter of 2016, we recorded a $0.6 million goodwill impairment charge related to an at-risk reporting unit in Quebec, Canada. This location’s results came in above expectations at the end of both the 2018 and 2017 swimming pool seasons, and as of December 31, 2018, the remaining goodwill balance for this reporting unit was $1.7 million.

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

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our aggregate estimated fair values fell in line with our market capitalization, which we consider to be reasonable for the purpose of our goodwill impairment test. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis generated a fair value estimate significantly below our market capitalization and resulted in the identification of no goodwill impairments and no additional at-risk locations.

Based on our 2018 goodwill impairment analysis, we consider our reporting units in Australia as most at risk for goodwill impairment. We entered Australia in July 2014 with the acquisition of a controlling interest in Pool Systems Pty. Ltd (PSL). The previous owner of PSL provided executive oversight until our purchase of the non-controlling interest in June 2017. Since 2014, we have continued to expand our operations in Australia via one sales center opening and the acquisitions of Newline Pool Products in July 2017 and Pool Power in January 2018. The most sensitive assumptions related to our fair values for these locations relate to future projected operating results and management’s ability to effectively leverage our operating structure and manage costs as we expand our presence. As of December 31, 2018, our aggregate goodwill balance for our five reporting units in Australia was $4.0 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur additional impairment charges in future periods, especially related to the reporting units discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2018	2017	2016
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.0	71.1	71.2
Gross profit	29.0	28.9	28.8
Operating expenses	18.6	18.7	18.9
Operating income	10.5	10.2	10.0
Interest and other non-operating expenses, net	0.7	0.5	0.6
Income before income taxes and equity earnings	9.8%	9.7%	9.4%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2018, 2017 and 2016.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2018 compared to Fiscal Year 2017

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2018	2017	2018	2017	2018	2017
Net sales	$2,957,006	$2,776,103	$41,091	$12,085	$2,998,097	$2,788,188

Gross profit	857,590	801,716	12,583	3,573	870,173	805,289
Gross margin	29.0%	28.9%	30.6%	29.6%	29.0%	28.9%

Operating expenses	541,462	516,183	14,822	4,735	556,284	520,918
Expenses as a % of net sales	18.3%	18.6%	36.1%	39.2%	18.6%	18.7%

Operating income (loss)	316,128	285,533	(2,239)	(1,162)	313,889	284,371
Operating margin	10.7%	10.3%	(5.4)%	(9.6)%	10.5%	10.2%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Turf & Garden, Inc. (1)	November 2018	4	November - December 2018
Tore Pty. Ltd. (Pool Power) (1)	January 2018	1	January - December 2018
Chem Quip, Inc. (1)	December 2017	5	December 2017 and January - December 2018
Intermark	December 2017	1	December 2017 and January - December 2018
E-Grupa	October 2017	1	October - December 2017 and January - December 2018
New Star Holdings Pty. Ltd. (Newline)	July 2017	1	January - September 2018 and July - September 2017
Lincoln Aquatics (1)	April 2017	1	January - July 2018 and May - July 2017

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales centers during 2018:

December 31, 2017	351
Acquired locations	5
New locations	9
Consolidated location	(1)
December 31, 2018	364

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2018	2017	Change
Net sales	$2,998.1	$2,788.2	$209.9	8%

Net sales increased 8% compared to 2017, with 7% of this increase coming from base business sales growth. We started the year off strong, but multiple storms in March hindered our customers’ ability to complete projects, and cold temperatures and snow in our seasonal markets delayed pool openings through April. Our seasonal markets finally warmed up in May 2018, allowing us to serve the pent-up demand and generate solid sales growth through the remainder of the second and third quarters, despite several occurrences of severe weather during the third quarter. In the fourth quarter of 2018, much cooler and wetter weather patterns made pool construction and remodeling activities from Texas to the East Coast difficult for our customers to pursue. Further, the comparison to the fourth quarter of 2017 was especially tough given the favorable weather last year in our year-round markets, which drive most of our sales in our seasonally slower fourth quarter, and the revenue generated from the Hurricane Irma recovery in Florida in the fourth quarter of 2017. Despite a later than normal start to the season, and an earlier end, we produced 8% sales growth in 2018 on top of sales growth of 8% in 2017.

The following factors benefited our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including continued growth in remodeling and replacement activity (see discussion below);

•	market share growth, particularly in building materials and commercial product categories;

•	chemicals, our largest product category at 12% of total net sales for 2018, had increased sales of 7% compared to 2017; and

•	inflation driven (estimated at approximately 1%) product selling price increases, with higher increases on certain swimming pool equipment and parts in the fourth quarter of 2018.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas including pool construction and pool remodeling, as well as equipment upgrades. In 2018, sales for equipment, such as swimming pool heaters, pumps, lights and filters, increased 7%, and collectively represented approximately 27% of net sales. This increase reflects both the growth of replacement activity and continued demand for higher‑priced, more energy-efficient products. Sales of building materials, which includes tile, grew 11% compared to 2017 and represented approximately 12% of net sales in 2018.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers increased 11% compared to 2017 and represented 5% of our consolidated net sales for 2018.

In terms of quarterly performance, base business sales increased 5% in the first quarter of 2018. Base business sales then increased 6% in the second quarter of 2018 despite a slow start to the quarter as discussed above. In in the third quarter of 2018, base business sales increased 8% despite severe weather events and elevated rainfall in Texas and wildfires in California. For our seasonally slowest fourth quarter, base business sales increased 5% in 2018 on top of 13% base business sales growth achieved in the fourth quarter of 2017. In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2018	2017	Change
Gross profit	$870.2	$805.3	$64.9	8%
Gross margin	29.0%	28.9%

Gross margin for 2018 increased 10 basis points compared to 2017. We attribute much of the gross margin improvement to our execution of supply chain management initiatives in a higher than normal inflationary environment in our industry. In the second half of 2018, we made strategic inventory purchases in advance of greater-than-normal vendor price increases.

Operating Expenses

(in millions)	Year Ended December 31,
	2018	2017	Change
Operating expenses	$556.3	$520.9	$35.4	7%
Operating expenses as a percentage of net sales	18.6%	18.7%

Operating expenses increased 7% compared to 2017, with base business operating expenses up 5%. The increase in base business operating expenses was primarily due to higher growth-driven labor and freight expenses, as well as greater facility-related expenditures, offset by lower performance-based compensation.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased $5.7 million compared to 2017. This increase mostly reflects higher interest expense on our debt. Average outstanding debt was $579.1 million in 2018 versus $504.0 million in 2017. Our 2018 average outstanding debt balance reflects greater borrowings, primarily to fund working capital growth. Our weighted average effective interest rate increased to 3.3% in 2018 compared to 2.7% in 2017.

Income Taxes

Our effective income tax rate was 20.1% at December 31, 2018 and 29.0% at December 31, 2017. Our provision for income taxes in 2017 was positively impacted by both U.S. tax reform and ASU 2016-09. We recorded a $15.3 million benefit from ASU 2016-09 for the year ended December 31, 2018 compared to a benefit of $12.6 million realized in the same period in 2017. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.3% and 33.7% for the years ended 2018 and 2017, respectively.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 22% to $234.5 million in 2018 compared to $191.6 million in 2017. Earnings per share increased 25% to $5.62 per diluted share compared to $4.51 per diluted share in 2017. Excluding the $0.36 per diluted share impact of ASU 2016-09 in 2018 and $0.24 in 2017, diluted earnings per share increased 23% over last year.

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

For an explanation of how we calculate base business, please refer to the discussion of base business under the heading “Fiscal Year 2018 compared to Fiscal Year 2017.”

For purposes of comparing operating results for the year ended December 31, 2017 to the year ended December 31, 2016, we excluded acquired sales centers from base business for the periods identified in the table below.

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

(2)
We completed this acquisition on December 29, 2017. Thus we reported no results of operations in fiscal 2017 for this acquisition due to the acquisition date; however, the acquired sales centers are included in the sales center count below.

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

The following factors benefited our sales growth (listed in order of estimated magnitude):

•	continued improvement in consumer discretionary expenditures, including continued growth in remodeling and replacement activity (see discussion below);

•	market share growth, particularly in building materials and commercial product categories;

•	increased pool and spa chemical sales, our largest product category at 12% of total net sales for 2017, up 4% compared to 2016, excluding the recent Lincoln Aquatics acquisition;

•	inflation driven (estimated at close to 1%) product selling price increases; and,

•	acquisitions, particularly in the commercial market (Lincoln Aquatics) and Australia (Newline Pool Products).

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

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly data for 2018 and 2017. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$585,900	$1,057,804	$811,311	$543,082	$546,441	$988,163	$743,401	$510,183
Gross profit	166,073	308,655	235,003	160,442	153,621	289,664	216,606	145,398
Operating income	33,541	162,042	92,337	25,970	30,998	154,186	81,928	17,259
Net income	31,339	117,049	69,261	16,811	22,270	94,620	48,783	25,665

Net sales as a % of annual net sales	20%	35%	27%	18%	20%	35%	27%	18%
Gross profit as a % of annual gross profit	19%	35%	27%	18%	19%	36%	27%	18%
Operating income as a % of annual operating income	11%	52%	29%	8%	11%	54%	29%	6%

Balance Sheet Data
Total receivables, net	$314,596	$404,415	$287,773	$207,801	$290,019	$370,285	$262,796	$196,265
Product inventories, net	703,793	606,583	609,983	672,579	647,884	542,805	484,287	536,474
Accounts payable	467,795	300,232	204,706	237,835	465,928	273,309	209,092	245,249
Total debt	568,110	657,120	580,703	666,761	490,217	553,480	564,573	519,650

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2018 to Fiscal Year 2017 Comparisons

Storm activity, as well as cooler-than-normal temperatures late in the first quarter of 2018, inhibited our first quarter sales growth. Much of the Atlantic Coast experienced below-average temperatures in March of 2018, which caused pools to open later than in 2017, and greater storm activity in Texas and the central United States and above-average precipitation in California delayed construction activity during the first quarter of 2018. In contrast, unseasonably mild weather benefited sales in the first quarter of 2017 as Texas and surrounding markets experienced record warm temperatures.

While warming trends started out slow in the second quarter of 2018, the unfavorable weather comparisons turned around by the end of the quarter. April 2018 sales struggled as much of the country experienced cold to record cold temperatures this year in contrast to warm to record warm temperatures in 2017. With the exception of Florida, where it rained most of May and into June, and California, which generally experienced a cooler-than-usual spring, 2018 results in the last two months of the second quarter benefited from the warm weather throughout the country and helped relieve the effects of the slow start from earlier in the year.

California wildfires, large amounts of rain throughout Texas, and Hurricane Florence in the Carolinas all impacted our sales in the third quarter of 2018. Likewise, severe storms in the third quarter of 2017, particularly Hurricanes Irma and Harvey, hindered our sales growth in Florida and Texas last year, although Texas largely recovered by the end of September 2017. In the third quarter of 2018, the West experienced record heat and below-average rainfall, while temperatures were also above-average in the central United States and the Midwest, but each experienced above-average rainfall. These weather patterns were consistent with the third quarter of 2017, resulting in overall similar weather comparisons. Much of the United States experienced cooler-than-normal temperatures and higher than average precipitation in the fourth quarter of 2018, particularly in Texas, making it difficult for customers to initiate and complete projects over this time period.

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

Cold and wet weather throughout the Mid-South and North impacted those seasonal markets in the middle of the second quarter of 2017, while the weather impact overall for the quarter was fairly neutral. Temperatures and precipitation throughout most areas, other than those described above, were normal, with only Texas benefiting from drier weather in the second quarter of 2017 compared to the above-average rainfall experienced in the same period of 2016.

Severe storms in the third quarter of 2017, particularly Hurricanes Irma and Harvey, hindered our sales growth in Florida and Texas, although Texas largely recovered by the end of September. In the Central and Midwest, temperatures were normal for the third quarter, contrasting with the above-average temperatures in the third quarter of 2016. The West experienced record heat and normal rainfall in the third quarter of 2017, similar to the above-average heat in the same period of 2016. Overall, the United States experienced favorable weather in most of the fourth quarter of 2017, particularly in Florida, which allowed for sales recovery following Hurricane Irma.

Geographic Areas

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment. For additional details, see Note 1 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

For a breakdown of net sales and property, plant and equipment between our United States and international operations, see Item 1, “Business,” of this Form 10-K.

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

Capital expenditures were 1.1% of net sales in 2018 and 1.4% of net sales in both 2017 and 2016. Our higher capital spending in 2017 and 2016 related to expanding our facilities and purchasing delivery vehicles to address growth. Over the last 5 years, capital expenditures have averaged roughly 1.0% of net sales.

Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. We focus our capital expenditure plans on the needs of our sales centers. In 2018, we performed an evaluation of our enterprise resource planning system. Although we do not anticipate a complete replacement of our enterprise resource planning system, we do plan to migrate our current system to a new environment over a number of years. This plan requires modest, incremental capital investments over that time frame rather than substantial spending. For 2019, based on management’s current plans, we project capital expenditures will continue to approximate the historical average.

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

As of February 21, 2019, $49.2 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Operating activities	$118,656	$175,311	$165,378
Investing activities	(34,158)	(52,220)	(55,643)
Financing activities	(97,571)	(114,449)	(99,672)

Cash provided by operations of $118.7 million for 2018 decreased compared to 2017 primarily due to timing differences from the pre-price increase inventory purchases, which should benefit 2019 cash flows as the inventory is sold. In 2017, cash provided by operations improved compared to 2016 primarily due to our net income growth, partially offset by changes in working capital. Excluding the net income benefit from the 2017 tax changes, cash provided by operating activities approximated net income in 2017.

Cash used in investing activities decreased in 2018 due to a decrease of $10.3 million in payments for acquisitions compared to 2017 and a $7.8 million reduction in net capital expenditures between years. As discussed above, higher capital spending in 2017 addressed our need to expand our fleet of delivery vehicles and make investments in equipment and technology. Related to the decrease from 2016 to 2017, our 2017 cash used in investing activities reflects a decrease of $6.9 million in net payments to fund acquisitions, partially offset by a $5.0 million increase of net capital expenditures.

Cash used in financing activities decreased in 2018, primarily due to increased net borrowings on our debt arrangements. We had $146.5 million of net proceeds from our debt arrangements in 2018 compared to $82.1 million in 2017, primarily to fund greater share repurchases and the pre-price increase inventory purchases. We repurchased $183.6 million of shares in the open market in 2018 compared to $143.2 million in 2017. In 2016, we had net proceeds from our debt arrangements of $109.4 million, while we repurchased $175.6 million of shares in the open market.

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
At December 31, 2018, there was $550.1 million outstanding, a $4.8 million standby letter of credit outstanding and $195.1 million available for borrowing under the Credit Facility. We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of December 31, 2018, we had three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of December 31, 2018 was approximately 3.5%, excluding commitment fees.

Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2018, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2018, our average total leverage ratio equaled 1.72 (compared to 1.63 as of December 31, 2017) and the TTM average total debt amount used in this calculation was $608.9 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2018, our fixed charge ratio equaled 5.33 (compared to 5.53 as of December 31, 2017) and TTM Rental Expense was $57.4 million.

On January 1, 2019, we adopted ASU 2016-02, Leases, which requires that we record most of our leases on our balance sheets, but we expect to recognize expenses in a manner similar to current guidance. Our Credit Facility agreement requires that we calculate our financial covenants by excluding the effects of the new standard. We do not expect ASU 2016-02 will have a material impact on our financial covenant calculations. For additional details regarding our adoption of this new accounting pronouncement, see Note 1 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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

Receivables Securitization Facility

As amended on October 31, 2018, our two-year Receivables Facility offers us a lower-cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $95.0 million to $280.0 million throughout the remaining months of the year.
The Receivables Facility provides for the sale of certain of our receivables to a wholly-owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities. Upon payment of the receivables by customers, rather than remitting to the financial institutions the amounts collected, we retain such collections as proceeds for the sale of new receivables until payments become due.
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
At December 31, 2018, there was $108.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.3%, excluding commitment fees.

Compliance and Future Availability
As of December 31, 2018, we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2019.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Contractual Obligations

At December 31, 2018, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$667,799	$9,168	$108,500	$550,131	$—
Operating leases	196,765	50,416	85,991	44,338	16,020
	$864,564	$59,584	$194,491	$594,469	$16,020

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2018 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2018 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Notes 5 and 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for additional discussion related to our debt and more information related to our unrecognized tax benefits.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$77,940	$22,588	$41,058	$14,294	$—

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

In 2018, there was no interest rate risk related to the notional amounts under our interest rate swap contracts for the Credit Facility. The portions of our outstanding balances under the Credit Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2018 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility, excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $7.7 million and earnings per share would have decreased by approximately $0.14 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2018). The maximum amount available under the Credit Facility is $750.0 million, excluding the $75.0 million accordion feature, and the maximum amount available under the Receivables Facility is $255.0 million, excluding the $40.0 million seasonal increase in capacity available from March 1 to July 31.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9% of total net sales in 2018, our exposure to currency rate fluctuations could be material in 2019 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Kuna
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Colombia	Colombian Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1994.

New Orleans, Louisiana
February 27, 2019

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2018	2017	2016
Net sales	$2,998,097	$2,788,188	$2,570,803
Cost of sales	2,127,924	1,982,899	1,829,716
Gross profit	870,173	805,289	741,087
Selling and administrative expenses	556,284	520,918	485,228
Operating income	313,889	284,371	255,859
Interest and other non-operating expenses, net	20,896	15,189	14,481
Income before income taxes and equity earnings	292,993	269,182	241,378
Provision for income taxes	58,774	77,982	92,931
Equity earnings in unconsolidated investments, net	242	139	156
Net income	234,461	191,339	148,603
Net loss attributable to noncontrolling interest	—	294	352
Net income attributable to Pool Corporation	$234,461	$191,633	$148,955

Earnings per share:
Basic	$5.82	$4.69	$3.56
Diluted	$5.62	$4.51	$3.47
Weighted average shares outstanding:
Basic	40,311	40,838	41,872
Diluted	41,693	42,449	42,984

Cash dividends declared per common share	$1.72	$1.42	$1.19

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$234,461	$191,339	$148,603
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,945)	5,545	(1,661)
Change in unrealized gains and losses on interest rate swaps, net of the change in taxes of $(425), $(769) and $(839)	1,276	1,205	1,312
Total other comprehensive income (loss)	(3,669)	6,750	(349)
Comprehensive income	230,792	198,089	148,254
Comprehensive loss attributable to noncontrolling interest	—	74	378
Comprehensive income attributable to Pool Corporation	$230,792	$198,163	$148,632

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$16,358	$29,940
Receivables, net	69,493	76,597
Receivables pledged under receivables facility	138,308	119,668
Product inventories, net	672,579	536,474
Prepaid expenses and other current assets	18,506	19,569
Total current assets	915,244	782,248

Property and equipment, net	106,964	100,939
Goodwill	188,472	189,435
Other intangible assets, net	12,004	13,223
Equity interest investments	1,213	1,127
Other assets	16,974	14,090
Total assets	$1,240,871	$1,101,062

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$237,835	$245,249
Accrued expenses and other current liabilities	58,607	65,482
Short-term borrowings and current portion of long-term debt	9,168	10,835
Total current liabilities	305,610	321,566

Deferred income taxes	29,399	24,585
Long-term debt, net	657,593	508,815
Other long-term liabilities	24,679	22,950
Total liabilities	1,017,281	877,916

Stockholders’ equity:
Common stock, $.001 par value; 100,000,000 shares authorized; 39,506,067 shares issued and outstanding at December 31, 2018 and 40,212,477 shares issued and outstanding at December 31, 2017	40	40
Additional paid-in capital	453,193	426,750
Retained deficit	(218,646)	(196,316)
Accumulated other comprehensive loss	(10,997)	(7,328)
Total stockholders’ equity	223,590	223,146
Total liabilities and stockholders’ equity	$1,240,871	$1,101,062

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net income	$234,461	$191,339	$148,603
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,122	24,157	20,338
Amortization	1,793	1,568	1,639
Share-based compensation	12,874	12,482	9,902
Excess tax benefits from share-based compensation	—	—	(7,370)
Provision for doubtful accounts receivable, net of write-offs	2,286	(154)	(155)
Provision for inventory obsolescence, net of write-offs	1,462	(267)	(448)
Provision (benefit) for deferred income taxes	4,661	(4,636)	3,749
Gains on sales of property and equipment	(289)	(285)	(320)
Equity earnings in unconsolidated investments, net	(242)	(139)	(156)
Net losses (gains) on foreign currency transactions	560	(171)	679
Impairments of goodwill and other non-operating assets	—	1,200	4,113
Other	808	166	923
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(14,371)	(21,903)	(5,666)
Product inventories	(142,170)	(35,783)	(8,050)
Prepaid expenses and other assets	1,018	(4,096)	(3,077)
Accounts payable	(6,567)	5,077	(17,896)
Accrued expenses and other current liabilities	(3,750)	6,756	18,570
Net cash provided by operating activities	118,656	175,311	165,378

Investing activities
Acquisition of businesses, net of cash acquired	(2,578)	(12,834)	(19,730)
Purchases of property and equipment, net of sale proceeds	(31,580)	(39,390)	(34,352)
Payments to fund credit agreement	—	—	(5,322)
Collections from credit agreement	—	—	3,737
Other investments, net	—	4	24
Net cash used in investing activities	(34,158)	(52,220)	(55,643)

Financing activities
Proceeds from revolving line of credit	1,138,195	1,067,868	1,154,090
Payments on revolving line of credit	(998,503)	(1,011,977)	(1,072,557)
Proceeds from asset-backed financing	198,400	161,600	155,000
Payments on asset-backed financing	(189,900)	(145,100)	(126,500)
Proceeds from short-term borrowings and current portion of long-term debt	17,127	27,333	18,442
Payments on short-term borrowings and current portion of long-term debt	(18,793)	(17,603)	(19,037)
Payments on deferred and contingent acquisition consideration	(661)	(324)	—
Purchase of redeemable non-controlling interest	—	(2,573)	—
Payments of deferred financing costs	(106)	(1,104)	(69)
Excess tax benefits from share-based compensation	—	—	7,370
Proceeds from stock issued under share-based compensation plans	13,569	11,466	11,752
Payments of cash dividends	(69,430)	(58,029)	(49,749)
Purchases of treasury stock	(187,469)	(146,006)	(178,414)
Net cash used in financing activities	(97,571)	(114,449)	(99,672)
Effect of exchange rate changes on cash and cash equivalents	(509)	(658)	(1,344)
Change in cash and cash equivalents	(13,582)	7,984	8,719
Cash and cash equivalents at beginning of year	29,940	21,956	13,237
Cash and cash equivalents at end of year	$16,358	$29,940	$21,956
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2015	42,711	$43	$374,138	$(104,709)	$(13,729)	$255,743
Net income attributable to Pool Corporation	—	—	—	148,955	—	148,955
Foreign currency translation	—	—	—	—	(1,661)	(1,661)
Interest rate swaps, net of the change in taxes of $(839)	—	—	—	—	1,312	1,312
Repurchases of common stock, net of retirements	(2,064)	(2)	—	(178,412)	—	(178,414)
Share-based compensation	—	—	9,902	—	—	9,902
Issuance of shares under incentive stock plans, including tax benefit of $7,370	443	—	19,122	—	—	19,122
Declaration of cash dividends	—	—	—	(49,749)	—	(49,749)
Balance at December 31, 2016	41,090	41	403,162	(183,915)	(14,078)	205,210
Net income attributable to Pool Corporation	—	—	—	191,633	—	191,633
Foreign currency translation	—	—	—	—	5,545	5,545
Interest rate swaps, net of the change in taxes of $(769)	—	—	—	—	1,205	1,205
Repurchases of common stock, net of retirements	(1,353)	(1)	—	(146,005)	—	(146,006)
Share-based compensation	—	—	12,482	—	—	12,482
Issuance of shares under incentive stock plans (see Note 1 for tax benefit accounting change)	475	—	11,466	—	—	11,466
Declaration of cash dividends	—	—	—	(58,029)	—	(58,029)
Redemption value adjustment of redeemable non-controlling interest	—	—	(360)	—	—	(360)
Balance at December 31, 2017	40,212	40	426,750	(196,316)	(7,328)	223,146
Net income attributable to Pool Corporation	—	—	—	234,461	—	234,461
Foreign currency translation	—	—	—	—	(4,945)	(4,945)
Interest rate swaps, net of the change in taxes of $(425)	—	—	—	—	1,276	1,276
Repurchases of common stock, net of retirements	(1,291)	—	—	(187,469)	—	(187,469)
Share-based compensation	—	—	12,874	—	—	12,874
Issuance of shares under incentive stock plans (see Note 1 for tax benefit accounting change)	585	—	13,569	—	—	13,569
Declaration of cash dividends	—	—	—	(69,322)	—	(69,322)
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2018, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our), operated 364 sales centers in North America, Europe, South America and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape products, and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

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

Use of Estimates

To prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates relate to the allowance for doubtful accounts, inventory obsolescence reserves, vendor programs, income taxes, performance-based compensation accruals and goodwill impairment evaluations. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

Newly Adopted Accounting Pronouncements

On January 1, 2018, we adopted Accounting Standards Update (ASU) 2014-09, Revenue - Revenue from Contracts with Customers, and all the related amendments, which are also codified into Accounting Standards Codification (ASC) 606. We elected to adopt this guidance using the modified retrospective method. The adoption of this standard did not have a material impact on our financial position or results of operations. We did not restate prior period information for the effects of the new standard, nor did we adjust the opening balance of our retained deficit to account for the implementation of the new requirements of this standard. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods. See Revenue Recognition within this note for additional information.

On January 1, 2018, we adopted ASU 2016-15, Statement of Cash Flows (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The new guidance specifies how cash flows should be classified for debt prepayment or extinguishment costs, settlement of zero-coupon debt instruments, contingent consideration payments made after a business combination, proceeds for the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance, distributions from equity method investees and beneficial interests in securitization transactions. Our adoption of ASU 2016-15 had no impact on our

Consolidated Statement of Cash Flows as our previous classifications related to contingent consideration payments and distributions from equity method investees is consistent with the requirements of ASU 2016-15.

On January 1, 2017, we adopted ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, on a prospective basis. The provisions of this update simplify many key aspects of the accounting for and cash flow presentation of employee share-based compensation transactions, including accounting for income taxes, forfeitures, and statutory withholding requirements. In accordance with the new guidance, we now record all excess tax benefits or tax deficiencies as a component of our Provision for income taxes on our Consolidated Statements of Income. Historically, these amounts were recorded as Additional paid in capital in stockholders’ equity on our Consolidated Balance Sheets. Additionally, we now present excess tax benefits or deficiencies as operating cash flows versus reclassifying the amount out of operating cash flows and presenting it as a financing activity on the Consolidated Statements of Cash Flows. See Income Taxes within this note for additional information.

On December 31, 2016, we adopted ASU 2014-15, Presentation of Financial Statements - Going Concern. Based on management’s evaluation, which included forecasting results covering the one-year period following our 2018 Form 10-K filing date, we did not identify any conditions or events that raise substantial doubt about our ability to continue as a going concern.

Segment Reporting

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment. These similarities include (i) the nature of our products and services, (ii) the types of customers we sell to and (iii) the distribution methods we use. Our chief operating decision maker (CODM) evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income growth and accounts receivable and inventory management criteria. Each sales center manager and eligible field employee earns performance‑based incentive compensation based on these measures developed at the sales center level.

A bottom-up approach is used to develop the operating budget for each individual sales center. The CODM approves the budget and routinely monitors budget to actual results for each sales center. Additionally, our CODM makes resource allocation decisions primarily on a sales center-by-sales center basis. No single sales center meets any of the quantitative thresholds (10% of revenues, profit or assets) for separately reporting information about an operating segment. We do not track sales by product lines and product categories on a consolidated basis. We lack readily available financial information due to the number of our product lines and product categories and the fact that we make ongoing changes to product classifications within these groups, thus making it impracticable to report our sales by product category.

Seasonality and Weather

Our business is highly seasonal and weather is one of the principal external factors affecting our business. In general, sales and net income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation and irrigation and landscape installations and maintenance. Sales are substantially lower during the first and fourth quarters, when we may incur net losses.

Revenue Recognition

Under ASC 606, we recognize a sale when a customer obtains control of the product, and we record the amount that reflects the consideration we expect to receive in exchange for such product. As under the previous accounting guidance, we continue to recognize a sale when a customer picks up product at any sales center, when we deliver product to their premises or job sites via our trucks or when we present the product to a third-party carrier. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.

Our adoption of ASC 606 resulted in balance sheet reclassifications for recording our estimate of customer returns. ASC 606 requires the recognition of a current liability for the gross amount of estimated returns and a current asset for the cost of the related products. This change did not have a material impact on our Consolidated Balance Sheet as of December 31, 2018.

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

Vendor Programs

Many of our arrangements with our vendors provide for us to receive specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors, or our net cost of products sold, and may include negotiated pricing arrangements. We account for vendor programs as a reduction of the prices of the vendors’ products and as a reduction of inventory until we sell the products, at which time such considerations are recognized as a reduction of Cost of sales on our Consolidated Statements of Income.

Throughout the year, we estimate the amount earned based on our expectation of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning each program. We accrue vendor benefits on a monthly basis using these estimates, provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual credits earned based on actual purchase levels and trends related to sales and purchasing mix. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor credits that are deferred in inventory. We recognize changes in our estimates as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in selling and administrative expenses (in thousands):

2018	2017	2016
$48,610	$45,247	$39,879

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share‑based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2018	2017	2016
$7,390	$7,477	$7,011

Income Taxes
Both the Tax Cuts and Jobs Act (the Act), enacted by Congress in December 2017, and ASU 2016-09, which we adopted on January 1, 2017, impacted our provision for income taxes by substantially reducing our income tax rate in 2018 and 2017.
As of December 31, 2018, we have resolved our contingent accounting related to the tax effects of the Act. We filed our federal income tax return in the third quarter of 2018, and our return to provision adjustment, which addresses the provisional tax benefit we recorded under Staff Accounting Bulletin (SAB) 118 at December 31, 2017, was not material. We have considered the impact of the statutory changes from the Act on our estimated effective tax rate for 2018, including reasonable estimates of those provisions effective for the 2018 tax year. The Act also created a new requirement that certain income earned by foreign subsidiaries, global intangible low-taxed income (GILTI), be included in the gross income of their U.S. shareholder. Entities may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or recognize such taxes as a current-period expense when incurred. We elected to treat the tax effect of GILTI as a current-period expense when incurred.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense in the income statement in the period in which stock options are exercised or restrictions on stock awards lapse.

For additional information regarding income taxes, see Note 7.

Equity Method Investments

We account for our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in this investment.

Earnings Per Share

We calculate basic earnings per share (EPS) by dividing Net income or loss attributable to Pool Corporation by the weighted average number of common shares outstanding. We include outstanding unvested restricted stock awards of our common stock in the basic weighted average share calculation. Diluted EPS reflects the dilutive effects of potentially dilutive securities, which include in‑the‑money outstanding stock options and shares to be purchased under our employee stock purchase plan. Using the treasury stock method, the effect of dilutive securities includes these additional shares of common stock that would have been outstanding based on the assumption that these potentially dilutive securities had been issued. For additional discussion of earnings per share, see Note 8.

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.6 million in 2018, gains of $0.2 million in 2017 and losses of $0.7 million in 2016.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contract and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2018	2017
Level 2
Unrealized gains on interest rate swaps	$2,378	$1,585
Unrealized losses on interest rate swaps	—	703

Level 3
Contingent consideration liabilities	$1,117	$1,824

We include unrealized gains in Prepaid expenses and other current assets and unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of December 31, 2018, our Consolidated Balance Sheets reflect $0.3 million in Accrued expenses and other current liabilities and $0.8 million in Other long-term liabilities related to our estimates for contingent consideration payouts.

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

Derivatives and Hedging Activities

If determined to be effective cash flow hedges, we record the changes in the estimated fair value of our interest rate swap contracts to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value in Interest and other non-operating expenses, net on our Consolidated Statements of Income. We assess hedge effectiveness on a quarterly basis.

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

For our interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in any period presented. For additional discussion of our interest rate swaps, see Note 5.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2018	2017	2016
Balance at beginning of year	$3,897	$4,050	$4,205
Bad debt expense	4,164	916	1,199
Write-offs, net of recoveries	(1,879)	(1,069)	(1,354)
Balance at end of year	$6,182	$3,897	$4,050

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

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•	the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;

•	changes in customer preferences or regulatory requirements;

•	seasonal fluctuations in inventory levels;

•	geographic location; and

•	superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2018	2017	2016
Balance at beginning of year	$6,264	$6,531	$6,979
Provision for inventory write-downs	3,998	2,660	2,036
Deduction for inventory write-offs	(2,536)	(2,927)	(2,484)
Balance at end of year	$7,726	$6,264	$6,531

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2018	2017	2016
$26,122	$24,157	$20,338

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

We estimate fair value based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). If the estimated fair value of any of our reporting units falls below its carrying value, we compare the estimated fair value of the reporting unit’s goodwill to its carrying value. If the carrying value of a reporting unit’s goodwill exceeds its estimated fair value, we perform a calculation to measure impairment, which includes valuing the tangible and intangible assets. We recognize any impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	2018	2017	2016
Redeemable noncontrolling interest, beginning of period	$—	$2,287	$2,665
Redemption value adjustment of noncontrolling interest	—	360	—
Net loss attributable to noncontrolling interest	—	(294)	(352)
Other comprehensive income (loss) attributable to noncontrolling interest	—	220	(26)
Less: purchase of redeemable noncontrolling interest	—	2,573	—
Redeemable noncontrolling interest, end of period	$—	$—	$2,287

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2018	2017
Foreign currency translation adjustments	$(12,422)	$(7,478)
Unrealized gains on interest rate swaps, net of tax (1)	1,425	150
Accumulated other comprehensive loss	$(10,997)	$(7,328)

(1)
In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows entities the option to reclassify the tax effects related to items in accumulated other comprehensive income (loss) to retained earnings (deficit) if deemed to be stranded in accumulated other comprehensive income (loss) due to U.S. tax reform. We do not have any material amounts stranded in Accumulated other comprehensive loss from U.S. tax reform.

Retained Deficit

We account for the retirement of treasury share repurchases as an increase of our Retained deficit on our Consolidated Balance Sheets.  As of December 31, 2018, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,426.8 million and cumulative dividends of $495.1 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash paid during the year for:
Interest	$17,796	$12,957	$8,052
Income taxes, net of refunds	50,091	84,251	80,378

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2016-02, Leases (Topic 842)
Requires lessees to record most leases on their balance sheets but recognize expenses in a manner similar to current guidance. The guidance is required to be applied using a modified retrospective approach.
Annual periods beginning after December 15, 2018
The adoption of ASU 2016-02 will significantly increase assets and liabilities on our consolidated balance sheets. We are finalizing our testing of the information gathered to properly account for the new standard. Based on our current lease portfolio, assumptions related to borrowing rates, and conclusions related to renewal periods, we expect to record a right-of-use asset and corresponding liability for each of our existing operating leases of approximately $180.0 million. We do not expect a material impact on our results of operations and cash flows. Upon adoption, we expect to apply the package of practical expedients available within the new standard, which is intended to provide some relief to issuers. We will also have expanded disclosures upon adoption.

ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities
Eliminates the requirement to separately measure and report hedge ineffectiveness. For qualifying cash flow and net investment hedges, the change in the fair value of the hedging instrument will be recorded in Other Comprehensive Income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item.
		Annual periods beginning after December 15, 2018	We do not expect this accounting pronouncement will have a material impact on our financial position, results of operations and related disclosures.

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments
Changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method.
		Annual periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment
Eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). This guidance should be applied prospectively.
		Annual and interim impairment tests performed in periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.

Note 2 - Acquisitions

2018 Acquisitions

In January 2018, we acquired the distribution assets of Tore Pty. Ltd. (doing business as Pool Power), a wholesale distributor of pool and spa equipment in South Australia, with one distribution center in Adelaide, Australia.

In November 2018, we acquired the distribution assets of Turf & Garden, Inc., a wholesale distributor of irrigation products and landscape maintenance equipment, parts and supplies with three locations in Virginia and one location in North Carolina.

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2016	$194,674
Acquired goodwill	3,068
Foreign currency translation adjustments	1,572
Goodwill (gross) at December 31, 2017	199,314

Accumulated impairment losses at December 31, 2016	(9,879)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2017	(9,879)

Goodwill (net) at December 31, 2017	$189,435

Goodwill (gross) at December 31, 2017	$199,314
Acquired goodwill	334
Foreign currency translation adjustments	(1,297)
Goodwill (gross) at December 31, 2018	198,351

Accumulated impairment losses at December 31, 2017	(9,879)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2018	(9,879)

Goodwill (net) at December 31, 2018	$188,472

In October 2018 and October 2017, we performed our annual goodwill impairment test and did not identify any goodwill impairment at the reporting unit level. As of October 1, 2018, we had 223 reporting units with allocated goodwill balances.  The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance was $0.8 million.

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2018			2017
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pool Systems tradename and trademarks	1,002	—	1,002	1,109	—	1,109	Indefinite
National Pool Tile (NPT) tradename	1,500	(812)	688	1,500	(738)	762	20
Non-compete agreements	5,019	(3,157)	1,862	5,078	(2,243)	2,835	4.89
Patents	473	(421)	52	523	(406)	117	5
Total other intangibles	$16,394	$(4,390)	$12,004	$16,610	$(3,387)	$13,223

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

Other intangible amortization expense was $1.1 million in 2018, $1.0 million in 2017 and $1.0 million in 2016.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2019	$953
2020	866
2021	298
2022	108
2023	75

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2018	2017
Receivables, net:
Trade accounts	$16,451	$26,681
Vendor programs	57,304	50,302
Other, net	1,920	3,511
Total receivables	75,675	80,494
Less: Allowance for doubtful accounts	(6,182)	(3,897)
Receivables, net	$69,493	$76,597

Prepaid expenses and other current assets:
Prepaid expenses	$15,114	$14,700
Other current assets	3,392	4,869
Prepaid expenses and other current assets	$18,506	$19,569

Property and equipment, net:
Land	$3,193	$3,003
Buildings	5,318	4,255
Leasehold improvements	45,098	41,908
Autos and trucks	82,216	70,570
Machinery and equipment	61,945	55,128
Computer equipment	39,307	38,194
Furniture and fixtures	9,778	9,670
Fixed assets in progress	1,751	1,072
Total property and equipment	248,606	223,800
Less: Accumulated depreciation	(141,642)	(122,861)
Property and equipment, net	$106,964	$100,939

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$12,475	$9,987
Performance-based compensation	25,261	31,807
Taxes payable	8,337	7,970
Other current liabilities	12,534	15,718
Accrued expenses and other current liabilities	$58,607	$65,482

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2018	2017
Variable rate debt
Short-term borrowings	$—	$1,937
Current portion of long-term debt:
Australian credit facility	9,168	8,898
Short-term borrowings and current portion of long-term debt	$9,168	$10,835

Long-term portion:
Revolving credit facility	550,131	410,439
Receivables securitization facility	108,500	100,000
Less: financing costs, net	1,038	1,624
Long-term debt, net	$657,593	$508,815
Total debt	$666,761	$519,650

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

At December 31, 2018, there was $550.1 million outstanding, a $4.8 million standby letter of credit outstanding and $195.1 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2018 was approximately 3.5%, excluding commitment fees.

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

Receivables Securitization Facility

On October 31, 2018, we and certain of our subsidiaries entered into an amendment of our two-year accounts receivable securitization facility (the Receivables Facility). As amended, the Receivables Facility has a peak seasonal funding capacity of up to $295.0 million for the month of May, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $95.0 million to $280.0 million throughout the remaining months of the year.

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

At December 31, 2018, there was $108.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.3%, excluding commitment fees.

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

Australian Seasonal Credit Facility

In the second quarter of 2017, PSL entered into a credit facility to fund expansion and supplement working capital needs. The credit facility provides a borrowing capacity of AU$20.0 million.

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

Interest Rate Swaps

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with market rates at that time and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. We recognized a benefit of $1.2 million in 2018, a benefit of $2.4 million in 2017 and expense of $0.1 million in 2016 as a result of ineffectiveness. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 6	October 1, 2015	$75.0	2.273%
Interest rate swap 7	October 1, 2015	25.0	2.111%
Interest rate swap 8	October 1, 2015	50.0	2.111%

Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swaps, which are recorded in Accumulated other comprehensive loss. On September 30, 2018, these balances became fully amortized. We recorded expense of $1.4 million in 2018 and $1.9 million in 2017 as amortization of the unrealized loss in Interest and other non-operating expenses, net.

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

The net difference between interest paid and interest received related to our swap agreements resulted in incremental interest expense of $0.3 million in 2018, $1.7 million in 2017 and $1.3 million in 2016.

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

As of December 31, 2018, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2018	2017
Deferred financing costs:
Balance at beginning of year	$4,606	$4,883
Financing costs deferred	106	1,104
Write-off of fully amortized deferred financing costs	—	(1,381)
Balance at end of year	4,712	4,606
Less: Accumulated amortization	(3,674)	(2,982)
Deferred financing costs, net of accumulated amortization	$1,038	$1,624

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long‑Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2018, we had 4,453,450 shares available for future issuance including 1,108,023 shares that may be issued as restricted stock.

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

Beginning with 2016 grants, certain restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria discussed above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. Since each grant date, we have concluded attainment of these performance conditions to be probable to be achieved in the first three-year performance period for the 2018, 2017 and 2016 performance-based grants. Further, we achieved the performance condition for the 2016 grant in the first three-year performance period ending December 31, 2018.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2018:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2017	2,287,399	$39.67
Granted	85,375	138.03
Less: Exercised	491,448	23.97
Forfeited	2,175	84.32
Balance at December 31, 2018	1,879,151	$48.19	3.76	$188,773,097

Exercisable at December 31, 2018	1,358,874	$31.52	2.45	$159,166,141

The following table presents information about stock options outstanding and exercisable at December 31, 2018:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 18.44 to $ 24.50	817,077	1.33	$21.42	817,077	$21.42
$ 24.51 to $ 69.85	719,599	4.51	51.06	541,797	46.75
$ 69.86 to $ 138.11	342,475	7.96	106.05	—	—
	1,879,151	3.76	$48.19	1,358,874	$31.52

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2018	2017	2016
Options exercised	491,448	364,984	343,237
Cash proceeds	$11,779	$9,809	$10,340
Intrinsic value of options exercised	$61,469	$33,302	$21,094
Tax benefits realized	$15,367	$12,809	$7,891

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2018		2017		2016
Expected volatility	23.7%		26.6%		29.7%
Expected term	7.3	years	7.3	years	7.1	years
Risk-free interest rate	2.87%		2.44%		1.75%
Expected dividend yield	1.5%		1.5%		1.5%
Grant date fair value	$35.71		$32.00		$22.86

We calculated expected volatility over the expected term of the awards based on the historical volatility of our common stock.  We use weekly price observations for our historical volatility calculation because we believe this provides the most appropriate measurement of volatility given the trading patterns of our common stock.  We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. The weighted average expected term is impacted by a higher expected term estimate for stock option awards granted to our named executive officers.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the anticipated dividends over the expected term.

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

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2018	2017	2016
Option grants share-based compensation expense	$3,218	$3,553	$3,735
Option grants share-based compensation tax benefits	805	888	1,409

At December 31, 2018, the unamortized compensation expense related to stock option awards totaled $3.3 million.  We anticipate that this expense will be recognized over a weighted average period of 2.4 years.

Restricted Stock Awards

The table below presents restricted stock awards activity under our share-based plans for the year ended December 31, 2018:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2017	297,524	$83.36
Granted (at market price) (1)	80,598	138.25
Less: Vested	68,149	64.78
Forfeited	2,200	77.89
Balance unvested at December 31, 2018	307,773	$101.93

(1) The majority of these shares contain performance-based vesting conditions.

At December 31, 2018, the unamortized compensation expense related to the restricted stock awards totaled $7.6 million.  We anticipate that this expense will be recognized over a weighted average period of 2.7 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2018	2017	2016
Restricted stock awards - shares vested	68,149	79,224	95,420
Fair value of restricted stock awards vested	$9,642	$9,260	$7,960

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2018	2017	2016
Restricted stock awards share-based compensation expense	$9,151	$8,547	$5,993

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in 2018 and 2017, and the one six month offering period in 2016, our employees purchased the following aggregate number of shares:

2018	2017	2016
15,966	16,610	8,649

The grant date fair value for the most recent ESPP purchase period ended July 31, 2018 was $31.43 per share.  Share-based compensation expense related to our ESPP was $0.5 million in 2018, $0.4 million in 2017 and $0.2 million in 2016.

Note 7 - Income Taxes
Both ASU 2016-09, which we adopted on January 1, 2017, and U.S. tax reform enacted in December 2017, impacted our income tax provision for 2018 and 2017.
As of December 31, 2017, we had not completed our accounting for the tax effects of the Act. In accordance with SAB 118, we recorded provisional amounts related to the transition tax, impacts of the Act on state taxes, provisions of the Act related to deferred tax balances, and foreign tax implications. As a result of the Act, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflected the re-measurement of our net deferred tax liability to the new U.S. Federal tax rate.
As of December 31, 2018, we have resolved our contingent accounting related to the tax effects of the Act. We filed our federal income tax return in the third quarter of 2018, and our return to provision adjustment, which addresses the provisional tax benefit recorded under SAB 118, was not material.
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
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. Upon adoption of ASU 2016-09, we were required to record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $15.3 million to our income tax provision in 2018 and $12.6 million in 2017. Prior to the adoption of this guidance, we were required to record excess tax benefits in stockholders’ equity, of which we recorded $7.4 million in 2016. For additional discussion of our adoption of this accounting guidance, see Note 1.

Income before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2018	2017	2016
United States	$278,311	$259,436	$234,646
Foreign	14,682	9,746	6,732
Total	$292,993	$269,182	$241,378

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2018	2017	2016
Current:
Federal	$39,504	$71,329	$77,000
State and other	14,609	11,289	12,182
Total current provision for income taxes	54,113	82,618	89,182

Deferred:
Federal	4,676	(6,643)	4,079
State and other	(15)	2,007	(330)
Total deferred provision for income taxes	4,661	(4,636)	3,749
Provision for income taxes	$58,774	$77,982	$92,931

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2018	2017	2016
Federal statutory rate	21.00%	35.00%	35.00%
Change in valuation allowance	(0.13)	(0.06)	0.10
Stock-based compensation	(5.23)	(4.67)	—
Re-measurement of net deferred tax liability	—	(4.46)	—
Other, primarily state income tax rate	4.42	3.16	3.40
Total effective tax rate	20.06%	28.97%	38.50%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Product inventories	$5,413	$4,287
Accrued expenses	776	1,804
Leases	1,189	1,188
Share-based compensation	9,427	8,884
Uncertain tax positions	2,558	2,087
Net operating losses	5,058	5,441
Other	2,080	1,629
Total non-current	26,501	25,320
Less: Valuation allowance	(5,058)	(5,440)
Component reclassified for net presentation	(20,897)	(19,071)
Total non-current, net	546	809

Total deferred tax assets	546	809

Deferred tax liabilities:
Trade discounts on purchases	2,094	1,520
Prepaid expenses	1,804	1,857
Intangible assets, primarily goodwill	30,988	29,348
Depreciation	14,924	10,870
Interest rate swaps	486	61
Total non-current	50,296	43,656
Component reclassified for net presentation	(20,897)	(19,071)
Total non-current, net	29,399	24,585

Total deferred tax liabilities	29,399	24,585

Net deferred tax liability	$28,853	$23,776

At December 31, 2018, certain of our international subsidiaries had tax loss carryforwards totaling approximately $19.0 million, which expire in various years after 2019.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $5.1 million as of December 31, 2018 and $5.4 million as of December 31, 2017.  We have recorded a corresponding valuation allowance of $5.1 million and $5.4 million in the respective years.

As of December 31, 2018, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2018	2017	2016
Balance at beginning of year	$9,937	$7,846	$5,978
Increases for tax positions taken during a prior period	76	129	10
Increases for tax positions taken during the current period	3,809	3,260	2,819
Decreases resulting from the expiration of the statute of limitations	1,603	869	961
Decreases relating to settlements	40	429	—
Balance at end of year	$12,179	$9,937	$7,846

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $9.6 million at December 31, 2018 and $7.9 million at December 31, 2017.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.2 million in 2018, $0.2 million in 2017 and $0.2 million in 2016.  Accrued interest related to unrecognized tax benefits was approximately $1.1 million at December 31, 2018 and $0.9 million at December 31, 2017.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2018	2017	2016
Net income	$234,461	$191,339	$148,603
Net loss attributable to noncontrolling interest	—	294	352
Net income attributable to Pool Corporation	$234,461	$191,633	$148,955
Weighted average shares outstanding:
Basic	40,311	40,838	41,872
Effect of dilutive securities:
Stock options and employee stock purchase plan (1)	1,382	1,611	1,112
Diluted	41,693	42,449	42,984

Earnings per share:
Basic	$5.82	$4.69	$3.56
Diluted	$5.62	$4.51	$3.47

Anti-dilutive stock options excluded from diluted earnings per share computations (2)	—	108	1

(1)
As a result of the adoption of ASU 2016-09, the calculation of the effect of dilutive securities for 2018 and 2017 excludes any derived excess tax benefits or deficiencies from assumed future proceeds, resulting in an increase in diluted weighted average shares outstanding as compared to 2016.

(2)	Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

We lease facilities for our corporate office, sales centers and centralized shipping locations under operating leases that expire in various years through 2032. Most of our leases contain five-year terms with renewal options. For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize expense on a straight-line basis determined by the total minimum lease payments over the minimum lease term. The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

2018	2017	2016
$70,102	$66,161	$63,940

The table below sets forth the approximate future minimum lease payments as of December 31, 2018 related to non-cancelable facility operating leases with initial terms of one year or more (in thousands):

2019	$50,416
2020	48,580
2021	37,411
2022	28,078
2023	16,260
Thereafter	16,020

Upon adoption of ASU 2016-02, Leases, we will be required to record most leases on our balance sheets and recognize expenses in a manner similar to current guidance. We will also be required to provide enhanced disclosures related to our lease agreements. ASU 2016-02 will be effective for annual periods beginning after December 15, 2018. The guidance is required to be applied using a modified retrospective approach, which for us will entail recording an immaterial cumulative adjustment to retained earnings as of January 1, 2019 rather than retrospectively adjusting prior periods. This adoption approach will also result in a balance sheet presentation that will not be comparable to the prior period in the first year of adoption.

The adoption of ASU 2016-02 will have a significant impact on our Consolidated Balance Sheets as we will be recording a right-of-use asset and corresponding liability for our current operating leases. Presentation of leases within our Consolidated Statements of Income and Consolidated Statements of Cash Flows will be generally consistent with the current lease accounting guidance. For additional information on this new accounting pronouncement, refer to Note 1.

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

Transactions

In May 2005, we acquired a 50% membership interest in NCC through a $1.1 million cash contribution.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 60,293 square feet of office space. In March 2015, we exercised a second option to extend the term of the lease agreement through May 2025. As of December 31, 2018, we pay rent of $97,976 per month.

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2018	2017	2016
NCC	$1,155	$1,122	$1,035

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

The table below sets forth our contributions for the past three years (in thousands):

	2018	2017	2016
Defined contribution and international retirement plans	$7,239	$6,946	$5,817
Deferred compensation plan	245	325	194

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2018				2017
	First	Second	Third	Fourth	First	Second	Third	Fourth (1)
Net sales	$585,900	$1,057,804	$811,311	$543,082	$546,441	$988,163	$743,401	$510,183
Gross profit	166,073	308,655	235,003	160,442	153,621	289,664	216,606	145,398
Net income	31,339	117,049	69,261	16,811	22,270	94,620	48,783	25,665
Net income attributable to Pool Corporation	31,339	117,049	69,261	16,811	22,281	94,903	48,783	25,665
Earnings per share:
Basic	$0.78	$2.89	$1.71	$0.42	$0.54	$2.30	$1.20	$0.64
Diluted	$0.75	$2.80	$1.66	$0.41	$0.52	$2.21	$1.16	$0.62

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

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2018, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2018, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2018, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 27, 2019 expressed an unqualified opinion thereon.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

 /s/ Ernst & Young LLP

New Orleans, Louisiana
February 27, 2019

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2019 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2019 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2019 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2019 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2019 Proxy Statement to be filed with the SEC.

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

Item 16.  Form 10-K Summary

None

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	02/08/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
10.1	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long‑Term Incentive Plan.		10-K	000-26640	02/26/2015
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan		10-K	000-26640	02/26/2016
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.8	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.9	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.10	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.11	*	Compensation of Non-Employee Directors.		10-K	000-26640	03/01/2010
10.12	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.14		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.15	*	Pool Corporation Executive Officer Annual Incentive Plan	X	10-K	000-26640	02/27/2019

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed
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
				8-K	000-26640	10/02/2017
10.24		as amended by First Amendment to Amended and Restated Credit Agreement		8-K	000-26640	09/24/2018
10.25	*	Pool Corporation Strategic Plan Incentive Program.	X	10-K	000-26640	02/27/2019
10.26
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.27
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent.
				8-K	000-26640	10/17/2013

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed
10.28		as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.29		as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.30		as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.31		as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.32		as amended by Sixth Amendment to the Receivables Purchase Agreement dated as of October 28, 2016.		8-K	000-26640	10/31/2016
10.33		as amended by Seventh Amendment to the Receivables Purchase Agreement dated as of August 31, 2017.		8-K	000-26640	09/01/2017
10.34		as amended by Eighth Amendment to the Receivables Purchase Agreement dated as of November 28, 2017.		8-K	000-26640	11/29/2017
10.35		as amended by Ninth Amendment to the Receivables Purchase Agreement dated as of October 31. 2018.		8-K	000-26640	11/02/2018
10.36		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Peter D. Arvan pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Peter D. Arvan and Mark W. Joslin pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X

*	Indicates a management contract or compensatory plan or arrangement

+	Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016;

2.	Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, December 31, 2017 and December 31, 2016;

3.	Consolidated Balance Sheets at December 31, 2018 and December 31, 2017;

4.	Consolidated Statements of Cash Flows for the years ended December 31, 2018, December 31, 2017 and December 31, 2016;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2018, December 31, 2017 and December 31, 2016; and

6.	Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2019.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2019.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chairman of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President and Chief Executive Officer

/s/ MARK W. JOSLIN
Mark W. Joslin	Senior Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director