Form 10-Q
period 2019-03-31
POOL CORP
filed 2019-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulations S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes ☒    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 25, 2019, there were 39,749,282 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2019

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2019	2018
Net sales	$597,456	$585,900
Cost of sales	422,825	419,827
Gross profit	174,631	166,073
Selling and administrative expenses	136,245	132,532
Operating income	38,386	33,541
Interest and other non-operating expenses, net	6,616	3,527
Income before income taxes and equity earnings	31,770	30,014
Income tax benefit	(802)	(1,279)
Equity earnings in unconsolidated investments, net	65	46
Net income	$32,637	$31,339

Earnings per share:
Basic	$0.83	$0.78
Diluted	$0.80	$0.75
Weighted average shares outstanding:
Basic	39,479	40,370
Diluted	40,696	41,862

Cash dividends declared per common share	$0.45	$0.37

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Net income	$32,637	$31,339
Other comprehensive (loss) income:
Foreign currency translation gains	214	976
Change in unrealized (losses) gains on interest rate swaps, net of change in taxes of $90 and $(275)	(269)	824
Total other comprehensive (loss) income	(55)	1,800
Comprehensive income	$32,582	$33,139

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2019	2018	2018 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$28,581	$8,803	$16,358
Receivables, net	72,352	75,889	69,493
Receivables pledged under receivables facility	240,775	238,707	138,308
Product inventories, net	815,742	703,793	672,579
Prepaid expenses and other current assets	16,116	23,714	18,506
Total current assets	1,173,566	1,050,906	915,244

Property and equipment, net	107,690	109,310	106,964
Goodwill	188,478	189,759	188,472
Other intangible assets, net	11,744	12,926	12,004
Equity interest investments	1,200	1,150	1,213
Operating lease assets	177,293	—	—
Other assets	18,379	15,615	16,974
Total assets	$1,678,350	$1,379,666	$1,240,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$472,487	$467,795	$237,835
Accrued expenses and other current liabilities	47,658	45,504	58,607
Short-term borrowings and current portion of long-term debt	21,734	20,786	9,168
Current operating lease liabilities	55,744	—	—
Total current liabilities	597,623	534,085	305,610

Deferred income taxes	29,368	24,947	29,399
Long-term debt, net	677,243	547,324	657,593
Other long-term liabilities	26,469	23,525	24,679
Non-current operating lease liabilities	122,770	—	—
Total liabilities	1,453,473	1,129,881	1,017,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,679,157, 40,568,775 and 39,506,067 shares issued and outstanding at March 31, 2019, March 31, 2018 and December 31, 2018, respectively	40	41	40
Additional paid-in capital	463,522	437,878	453,193
Retained deficit	(227,633)	(182,580)	(218,646)
Accumulated other comprehensive loss	(11,052)	(5,554)	(10,997)
Total stockholders’ equity	224,877	249,785	223,590
Total liabilities and stockholders’ equity	$1,678,350	$1,379,666	$1,240,871
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2019	2018
Operating activities
Net income	$32,637	$31,339
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	6,649	6,299
Amortization	375	470
Share-based compensation	3,259	3,321
Equity earnings in unconsolidated investments, net	(65)	(46)
Other	512	681
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(103,122)	(117,377)
Product inventories	(128,206)	(168,518)
Prepaid expenses and other assets	(1,427)	(3,843)
Accounts payable	230,030	222,285
Accrued expenses and other current liabilities	(11,838)	(18,760)
Net cash provided by (used in) operating activities	28,804	(44,149)

Investing activities
Acquisition of businesses, net of cash acquired	(9,370)	(578)
Purchases of property and equipment, net of sale proceeds	(6,739)	(14,639)
Net cash used in investing activities	(16,109)	(15,217)

Financing activities
Proceeds from revolving line of credit	206,190	148,335
Payments on revolving line of credit	(253,249)	(170,012)
Proceeds from asset-backed financing	80,100	80,000
Payments on asset-backed financing	(13,500)	(20,000)
Proceeds from short-term borrowings and current portion of long-term debt	13,713	10,798
Payments on short-term borrowings and current portion of long-term debt	(1,148)	(848)
Payments of deferred and contingent acquisition consideration	(311)	(265)
Payments of deferred financing costs	—	(8)
Proceeds from stock issued under share-based compensation plans	7,071	7,808
Payments of cash dividends	(17,819)	(15,011)
Purchases of treasury stock	(23,097)	(2,592)
Net cash (used in) provided by financing activities	(2,050)	38,205
Effect of exchange rate changes on cash and cash equivalents	1,578	24
Change in cash and cash equivalents	12,223	(21,137)
Cash and cash equivalents at beginning of period	16,358	29,940
Cash and cash equivalents at end of period	$28,581	$8,803

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	32,637	—	32,637
Foreign currency translation	—	—	—	—	214	214
Interest rate swaps, net of the change in taxes of $90	—	—	—	—	(269)	(269)
Repurchases of common stock, net of retirements	(155)	(1)	—	(23,096)	—	(23,097)
Share-based compensation	—	—	3,259	—	—	3,259
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of shares under share-based compensation plans	328	1	7,070	—	—	7,071
Declaration of cash dividends	—	—	—	(17,819)	—	(17,819)
Balance at March 31, 2019	39,679	$40	$463,522	$(227,633)	$(11,052)	$224,877

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	40,212	$40	$426,750	$(196,316)	$(7,328)	$223,146
Net income	—	—	—	31,339	—	31,339
Foreign currency translation	—	—	—	—	976	976
Interest rate swaps, net of the change in taxes of $(275)	—	—	—	—	824	824
Repurchases of common stock, net of retirements	(18)	—	—	(2,592)	—	(2,592)
Share-based compensation	—	—	3,321	—	—	3,321
Issuance of shares under share-based compensation plans	375	1	7,807	—	—	7,808
Declaration of cash dividends	—	—	—	(15,011)	—	(15,011)
Other	—	—	—	—	(26)	(26)
Balance at March 31, 2018	40,569	$41	$437,878	$(182,580)	$(5,554)	$249,785

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

A description of our significant accounting policies is included in our 2018 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2018 Annual Report on Form 10-K.  The results for our three month period ended March 31, 2019 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2019.

Newly Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842) and all the related amendments, which are codified into Accounting Standards Codification (ASC) 842. The adoption of ASU 2016-02 significantly increased assets and liabilities on our Consolidated Balance Sheets as we recorded a right-of-use asset and corresponding liability for each of our existing operating leases. We adopted this guidance using the modified retrospective approach by recognizing a cumulative adjustment to retained earnings on the adoption date, which was not material. Additionally, we elected to apply the practical expedient that allows us to exclude comparative presentation; thus, we did not restate our prior period balance sheets to reflect the new guidance.

We recorded operating lease assets and operating lease liabilities of approximately $175.7 million and $181.6 million, respectively, as of January 1, 2019. The difference between the operating lease assets and operating lease liabilities primarily represents our straight-line rent liability of $5.1 million recorded under previous accounting guidance. Under ASU 2016-02, this liability is considered a reduction of the operating lease asset. We recorded the remaining difference between our operating lease assets and operating lease liabilities, net of the deferred tax impact, as an adjustment to retained earnings. Additionally, we reclassified prepaid rent of $4.9 million as of January 1, 2019 to our operating lease asset resulting in a balance of $180.6 million as of the adoption date.

The adoption of this guidance did not materially impact our results of operations or cash flows. See Commitments and Contingencies within this note below for additional information regarding our adoption of this new guidance.

On January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This new standard expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedge items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The adoption of this guidance did not impact our results of operations, statement of financial position or cash flows.

Commitments and Contingencies

We lease facilities for our corporate and administrative offices, sales centers and centralized shipping locations under operating leases that expire in various years through 2032. Most of our leases contain five-year terms with renewal options that allow us to extend the lease term beyond the initial period, subject to terms agreed upon at lease inception. Based on our leasing practices and contract negotiations, we determined that we are not reasonably certain to exercise the renewal options and, as such, we have not included optional renewal periods in our measurement of operating lease assets, liabilities and expected lease terms.

We elected to apply the package of practical expedients available within ASU 2016-02, which is intended to provide some relief to issuers. Electing this option allowed us to retain our existing assessment of whether an arrangement is or contains a lease, is classified as an operating or financing lease and contains initial direct costs. We also elected the practical expedients that allow us to exclude short-term leases from our Consolidated Balance Sheets and to combine lease and non-lease components.

For leases with step rent provisions whereby the rental payments increase incrementally over the life of the lease, we recognize expense on a straight-line basis determined by the total lease payments over the lease term. To the extent we determine that future obligations related to real estate taxes, insurance and other lease components are variable, we exclude them from the measurement of our operating lease assets and liabilities.

Some of our real estate agreements include rental payments adjusted periodically for inflation. Our lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The table below presents expense associated with facility and vehicle operating leases (in thousands):

		Three Months Ended
		March 31,
Lease Cost	Classification	2019	2018
Operating lease cost (1)	Selling and administrative expenses	$15,070	$14,553
Variable lease cost	Selling and administrative expenses	3,259	3,021

(1) Includes short-term lease cost, which is not material

Based on our lease portfolio as of March 31, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2019	$38,389
2020	50,443
2021	39,184
2022	29,883
2023	18,089
Thereafter	17,554
Total lease payments	193,542
Less: interest	15,028
Present value of lease liabilities	178,514

To calculate the present value of our lease liabilities, we determined our incremental borrowing rate based on the effective interest rate on our unsecured syndicated senior credit facility (the Credit Facility) adjusted for a collateral feature similar to that of our leased properties. The table below presents the weighted-average remaining lease term (years) of our operating leases and the weighted-average discount rate used in the above calculation:

March 31,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	5.21
Weighted-average discount rate
Operating leases	3.5%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

Three Months Ended
March 31,
2019
Operating cash flows for lease liabilities	$14,080

We lease corporate and administrative offices from Northpark Corporate Center, LLC (NCC), an entity in which we have held a 50% ownership interest since May 2005. NCC owns and operates an office building in Covington, Louisiana. As of March 31, 2019, we occupy approximately 60,293 square feet of office space and we pay rent of $97,976 per month. Our lease term ends in May 2025. We recorded rent expense of $0.3 million for each of the three month periods ended March 31, 2019 and March 31, 2018.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $8.8 million in the first three months of 2019 compared to $9.0 million in the same period of 2018.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of March 31, 2019, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,449.9 million and cumulative dividends of $512.9 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	March 31,		December 31,
	2019	2018	2018
Foreign currency translation adjustments	$(12,208)	$(6,528)	$(12,422)
Unrealized gains on interest rate swaps, net of tax (1)	1,156	974	1,425
Accumulated other comprehensive loss	$(11,052)	$(5,554)	$(10,997)

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2019	2018
Net income	$32,637	$31,339

Weighted average shares outstanding:
Basic	39,479	40,370
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,217	1,492
Diluted	40,696	41,862

Earnings per share:
Basic	$0.83	$0.78
Diluted	$0.80	$0.75

Anti-dilutive stock options excluded from diluted earnings per share computations	65	85

Note 3 – Acquisitions

In January 2019, we acquired the distribution assets of W.W. Adcock, Inc., a wholesale distributor of swimming pool products, equipment, parts and supplies adding two locations in Pennsylvania, one location in North Carolina and one location in Virginia.

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

In January 2018, we acquired the distribution assets of Tore Pty. Ltd. (doing business as Pool Power), a wholesale distributor of pool and spa equipment in South Australia, with one distribution center in Adelaide, Australia. We have completed our acquisition accounting for this acquisition.

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contract and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2019	2018
Level 2
Unrealized gains on interest rate swaps	$1,785	$2,451

Level 3
Contingent consideration liabilities	$833	$1,617

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

We recognize any differences between the variable interest rate payments and the fixed interest rate settlements from our swap counterparties as an adjustment to interest expense over the life of the swaps. If determined to be effective cash flow hedges, we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive loss on our Consolidated Balance Sheets.  To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of our swaps in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates at that time and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first three months of 2019, we recognized a loss of $0.2 million as a result of ineffectiveness.

The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

For the three interest rate swap contracts in effect at March 31, 2019, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three month periods ended March 31, 2019 and March 31, 2018.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2019	2018
Variable rate debt
Short-term borrowings	$13,714	$12,263
Current portion of long-term debt:
Australian credit facility	8,020	8,523
Short-term borrowings and current portion of long-term debt	21,734	20,786

Long-term portion:
Revolving credit facility	503,073	388,762
Receivables securitization facility	175,100	160,000
Less: financing costs, net	930	1,438
Long-term debt, net	677,243	547,324
Total debt	$698,977	$568,110

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2018 Annual Report on Form 10-K.

For a discussion of our base business calculations, see the Results of Operations section below.

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking information that involves risks and uncertainties.  Our forward‑looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives and industry, general economic and other forecasts of trends, future dividend payments and share repurchases, and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2018 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

We produced solid results in the first quarter of 2019 despite wetter and cooler conditions throughout most of the quarter in some of our major markets. Our team’s strong execution, coupled with modest top line growth, delivered favorable results in the quarter.
Net sales increased 2% to $597.5 million in the first quarter of 2019 compared to $585.9 million in the first quarter of 2018, while base business sales grew 1%. Cooler and wetter weather, particularly in the western United States, combined with a later Easter holiday adversely impacted first quarter sales. Pool openings and normal spring early buys from customers in seasonal markets are influenced by the timing of the Easter holiday. In addition, sales were negatively impacted approximately 2% by the loss of a selling day compared to the first quarter of 2018 and 1% from unfavorable foreign currency exchange rate fluctuations.
Gross profit increased 5% to $174.6 million in the first quarter of 2019 from $166.1 million in the same period in 2018. Base business gross profit improved 4% over the first quarter of 2018, including a negative currency exchange impact of 1%. Gross margin increased 90 basis points to 29.2% in the first quarter of 2019 compared to 28.3% in the first quarter of 2018, reflecting benefits from our strategic inventory purchases in 2018 and lower customer early buys in the first quarter of 2019.
Selling and administrative expenses (operating expenses) increased 3% to $136.2 million in the first quarter of 2019 compared to the first quarter of 2018. Base business operating expenses were up 1% over the comparable 2018 period including a 1% currency benefit. As a percentage of net sales, base business operating expenses increased to 22.6% in the first quarter of 2019 compared to 22.5% in the first quarter of 2018.
Operating income for the first quarter of 2019 increased to $38.4 million, up 14% compared to the same period in 2018. Operating margin was 6.4% in the first quarter of 2019 and 5.7% in the same period in 2018, while base business operating margin improved 90 basis points from the prior year to 6.7% in the first quarter of 2019.
We recorded an $8.8 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2019 compared to a tax benefit of $9.0 million realized in the same period of 2018.

Net income was $32.6 million in the first quarter of 2019 compared to $31.3 million in the first quarter of 2018. Earnings per share increased 7% to $0.80 per diluted share in the three months ended March 31, 2019 compared to $0.75 per diluted share in the same period of 2018. The benefit from ASU 2016-09 increased diluted earnings per share by $0.21 and $0.22 in the first quarters of 2019 and 2018, respectively. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 11% to $0.59 in the first quarter of 2019 compared to $0.53 in the first quarter of 2018.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of March 31, 2019, total net receivables, including pledged receivables, remained flat compared to March 31, 2018. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 29.8 days at March 31, 2019 and 30.1 days at March 31, 2018. Our allowance for doubtful accounts balance was $5.6 million at March 31, 2019 and $4.0 million at March 31, 2018.

Net inventory levels grew 16% compared to levels at March 31, 2018. The increase of $111.9 million in inventory reflects strategic inventory purchases we made in the second half of 2018 in advance of greater than normal vendor price increases, inventory from acquired businesses and normal business growth, as well as the slower start to the season. The inventory reserve was $8.5 million at March 31, 2019 and $7.4 million at March 31, 2018. Our inventory turns, as calculated on a trailing four quarters basis, were 3.1 times at March 31, 2019 and 3.5 times at March 31, 2018.

Total debt outstanding at March 31, 2019 was $699.0 million, up 23% compared to total debt at March 31, 2018 primarily to fund business driven working capital growth, acquisitions and share repurchases over the past 12 months.

Current Trends and Outlook

For a detailed discussion of trends through 2018, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

As a result of the additional tax benefits realized from ASU 2016-09 in the first quarter of 2019 beyond what was included in our initial earnings guidance range, we are updating our 2019 earnings guidance to a range of $6.09 to $6.39 from $6.05 to $6.35 per diluted share. Other than the additional $0.04 per diluted share tax benefit, our earnings expectation for 2019 remains unchanged.

Consistent with our original 2019 projections, we expect base business sales growth of approximately 7% to 9% for 2019 and expect gross margin will be similar to 2018. Unfavorable weather impacts, the loss of a selling day and a later Easter holiday in 2019 led to delayed pool openings, lower customer early buys and lower construction and remodeling activity. We believe these factors negatively impacted our first quarter of 2019 sales by an estimated $30.0 to $45.0 million but will lead to increased sales growth later in the year, depending on customer capacity and weather.

We expect a slight improvement in our gross margin in the second quarter of 2019 as we sell through the strategic inventory purchases we made in the second half of 2018; we expect margins to decline in the fourth quarter of 2019 in comparison to the same quarter in the prior year due to a difficult comparison.

We expect base business operating expenses will grow at a rate of approximately 60% of gross margin growth for the year, which will enable us to achieve operating margin improvement of approximately 20 to 40 basis points for the full year of 2019 compared to 2018.

As discussed further in Results of Operations below, our average outstanding debt for the three months ended March 31, 2019 increased 31% over the same period last year, and given the increase in the 30-Day LIBOR, our effective interest rate increased approximately 70 basis points between periods. Based on these trends, we expect Interest and other non-operating expenses, net will increase for the full year of 2019 compared to 2018.

We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2019 will approximate 25.5%, which is consistent with 2018 and a reduction compared to our historical rate of approximately 38.5% due to the impact of U.S. tax reform.

Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded an $8.8 million tax benefit from ASU 2016-09 for the three months ended

March 31, 2019. Additional tax benefits could be recognized related to stock option exercises in 2019 from grants that expire in years after 2019, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the periods in which our employees will exercise vested stock options.

Excluding the impact of timing differences from our strategic inventory purchases made in the second half of 2018, we expect cash provided by operations will approximate net income for the 2019 fiscal year. We anticipate that we may use approximately $150.0 million to $200.0 million in cash for share repurchases in 2019, subject to additional authorization by our Board of Directors.

RESULTS OF OPERATIONS
As of March 31, 2019, we conducted operations through 369 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2019	2018
Net sales	100.0%	100.0%
Cost of sales	70.8	71.7
Gross profit	29.2	28.3
Operating expenses	22.8	22.6
Operating income	6.4	5.7
Interest and other non-operating expenses, net	1.1	0.6
Income before income taxes and equity earnings	5.3%	5.1%

We have included the results of operations from the acquisitions in 2019 and 2018 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2019	2018	2019	2018	2019	2018
Net sales	$587,320	$582,822	$10,136	$3,078	$597,456	$585,900

Gross profit	171,706	165,334	2,925	739	174,631	166,073
Gross margin	29.2%	28.4%	28.9%	24.0%	29.2%	28.3%

Operating expenses	132,548	131,250	3,697	1,282	136,245	132,532
Expenses as a % of net sales	22.6%	22.5%	36.5%	41.7%	22.8%	22.6%

Operating income (loss)	39,158	34,084	(772)	(543)	38,386	33,541
Operating margin	6.7%	5.8%	(7.6)%	(17.6)%	6.4%	5.7%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
W.W. Adcock, Inc. (1)	January 2019	4	January - March 2019
Turf & Garden, Inc. (1)	November 2018	4	January - March 2019
Tore Pty. Ltd. (Pool Power) (1)	January 2018	1	January - March 2019 and January - March 2018
Chem Quip, Inc. (1)	December 2017	5	January - March 2019 and January - March 2018
Intermark	December 2017	1	January - February 2019 and January - February 2018

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first three months of 2019:

December 31, 2018	364
Acquired locations	4
New locations, existing markets	2
Consolidated location	(1)
March 31, 2019	369

Net Sales

	Three Months Ended
	March 31,
(in millions)	2019	2018	Change
Net sales	$597.5	$585.9	$11.6	2%

Net sales increased 2% in the first quarter of 2019 compared to the first quarter of 2018, with base business sales up 1% for the period. Cooler and wetter weather, particularly in the western United States, combined with a later Easter holiday adversely impacted first quarter sales. Pool openings and normal spring early buys from customers in seasonal markets are influenced by the timing of the Easter holiday. In addition, sales were negatively impacted approximately 2% by the loss of a selling day compared to the first quarter of 2018 and 1% from unfavorable foreign currency exchange rate fluctuations.

The following factors benefited our sales (listed in order of estimated magnitude):

•	inflationary product cost increases (estimated at approximately 2% above our historical average of 1% to 2%);

•	strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials (see discussion below);

•	acquisitions; and

•	market share gains, particularly in building materials and commercial products (see discussion below).

We believe that sales growth rates for certain product offerings, such as equipment and building materials, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first quarter of 2019, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, remained relatively flat compared to the same period last year. These products collectively represented approximately 30% of net sales for the period. Sales of building materials grew 8% compared to the first quarter of 2018 and represented approximately 13% of net sales in the first quarter of 2019.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 6% of our consolidated net sales for the first quarter of 2019 and increased 2% compared to the first quarter of 2018.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2019	2018	Change
Gross profit	$174.6	$166.1	$8.5	5%
Gross margin	29.2%	28.3%

The increase in gross margin between periods primarily reflects benefits from strategic inventory purchases in the second half of 2018 and lower customer early buys in the first quarter of 2019.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2019	2018	Change
Operating expenses	$136.2	$132.5	$3.7	3%
Operating expenses as a % of net sales	22.8%	22.6%

Operating expenses increased 3% in the first quarter of 2019 compared to the first quarter of 2018, with base business operating expenses up approximately 1% compared to the same period last year. This increase is largely due to growth-driven increases in labor expenses and increased facility costs offset by a 1% benefit from foreign currency exchange rate fluctuations.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2019 increased $3.1 million compared to the first quarter of 2018. The increase mostly reflects higher debt levels and higher interest rates between periods. Our weighted average effective interest rate increased to 3.7% for the first quarter of 2019 from 3.0% for the first quarter of 2018 on higher average outstanding debt of $674.6 million versus $515.9 million for the respective periods.

Income Taxes

Our effective income tax rate was a 2.5% benefit for the three months ended March 31, 2019, compared to a 4.3% benefit for the three months ended March 31, 2018. We recorded an $8.8 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2019 compared to a benefit of $9.0 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.1% and 25.7% for the first quarters of 2019 and 2018, respectively.

Net Income and Earnings Per Share

Net income increased 4% to $32.6 million in the first quarter of 2019 compared to the first quarter of 2018. Earnings per diluted share increased to $0.80 in the first quarter of 2019 versus $0.75 per diluted share for the comparable 2018 period. The benefit from ASU 2016-09 increased diluted earnings per share by $0.21 and $0.22 in the first quarters of 2019 and 2018, respectively. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 11% to $0.59 in the first quarter of 2019 compared to $0.53 in the first quarter of 2018.

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

The following table presents certain unaudited quarterly data for the first quarter of 2019, the four quarters of 2018 and the fourth, third and second quarters of 2017.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2019	2018				2017
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$597,456	$543,082	$811,311	$1,057,804	$585,900	$510,183	$743,401	$988,163
Gross profit	174,631	160,442	235,003	308,655	166,073	145,398	216,606	289,664
Operating income	38,386	25,970	92,337	162,042	33,541	17,259	81,928	154,186
Net income	32,637	16,811	69,261	117,049	31,339	25,665	48,783	94,620

Balance Sheet Data
Total receivables, net	$313,127	$207,801	$287,773	$404,415	$314,596	$196,265	$262,796	$370,285
Product inventories, net	815,742	672,579	609,983	606,583	703,793	536,474	484,287	542,805
Accounts payable	472,487	237,835	204,706	300,232	467,795	245,249	209,062	273,309
Total debt	698,977	666,761	580,703	657,120	568,110	519,650	564,573	553,480

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies for existing swimming pools
	•	Increased purchases of above-ground pools and irrigation products
Unseasonably cool weather or extraordinary amounts of rain	•	Fewer pool and irrigation and landscape installations
	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as above-ground pools and accessories
Unseasonably early warming trends in spring/late cooling trends in fall	•	A longer pool and landscape season, thus positively impacting our sales
(primarily in the northern half of the U.S. and Canada)
Unseasonably late warming trends in spring/early cooling trends in fall	•	A shorter pool and landscape season, thus negatively impacting our sales
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2019 and 2018 Results

Wetter and cooler-than-normal temperatures to begin the year hindered our first quarter of 2019 sales growth. Much of the western United States, particularly California and Arizona, experienced cold to record cold temperatures in January and February. The latter half of March benefited from warmer weather throughout most of the country and provided some relief from the slow start earlier in the year. The first quarter of 2018 experienced similar, though less significant, unfavorable weather in certain markets, leading to adverse conditions in 2019 compared to 2018.

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

Capital expenditures were 1.1% of net sales in 2018 and 1.4% of net sales in both 2017 and 2016. Our higher capital spending in 2017 and 2016 related to expanding our facilities and purchasing delivery vehicles to address growth. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Going forward, we project capital expenditures will continue to approximate this average.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Operating activities	$28,804	$(44,149)
Investing activities	(16,109)	(15,217)
Financing activities	(2,050)	38,205

Cash provided by operating activities increased $73.0 million during the first three months of 2019 compared to the first three months of 2018 primarily due to payments for pre-price increase inventory purchases in 2018 ahead of the 2019 season, which resulted in decreased inventory purchases in the first quarter of 2019.

Cash used in investing activities for the first three months of 2019 increased compared to the first three months of 2018 primarily due to the acquisition of W.W. Adcock, Inc. which we completed in January 2019.
Cash used in financing activities increased for the first three months of 2019 compared to the first three months of 2018, which reflects a $20.5 million increase in share repurchases as well as a $16.2 million decrease in amounts provided by net borrowings.

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
At March 31, 2019, there was $503.1 million outstanding, a $4.8 million standby letter of credit outstanding and $242.1 million available for borrowing under the Credit Facility.  We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.  As of March 31, 2019, we had three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. Now effective, these amended swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility. These interest rate swap contracts will terminate on November 20, 2019.
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
The weighted average effective interest rate for the Credit Facility as of March 31, 2019 was approximately 3.5%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of March 31, 2019, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2019, our average total leverage ratio equaled 1.80 (compared to 1.72 as of December 31, 2018) and the TTM average total debt amount used in this calculation was $646.7 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2019, our fixed charge ratio equaled 5.17 (compared to 5.33 as of December 31, 2018) and TTM Rental Expense was $57.8 million.

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

Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and June 30, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $95.0 million to $280.0 million throughout the remaining months of the year.
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
At March 31, 2019, there was $175.1 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.3%, excluding commitment fees.
Compliance and Future Availability
As of March 31, 2019, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2018 Annual Report on Form 10-K.
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
As of April 25, 2019, $49.2 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2018 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.

Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for detail.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the three months ended March 31, 2019 from what we reported in our 2018 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2018 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the three months ended March 31, 2019 from what we reported in our 2018 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2019, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
January 1 - 31, 2019	116,946	$147.77	116,946	$52,498,367
February 1 - 28, 2019	28,513	$152.25	22,019	$49,200,474
March 1 - 31, 2019	9,401	$156.98	—	$49,200,474
Total	154,860	$149.15	138,965

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 15,895 shares surrendered for this purpose in the first quarter of 2019.

(2)
In May 2018, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of April 25, 2019, $49.2 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	2/8/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Peter D. Arvan pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Peter D.Arvan and Mark W. Joslin furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	XBRL Instance Document	X
101.SCH	+	XBRL Taxonomy Extension Schema Document	X
101.CAL	+	XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in XBRL (Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three months ended March 31, 2019 and March 31, 2018;

2.	Consolidated Statements of Comprehensive Income for the three months ended March 31, 2019 and March 31, 2018;

3.	Consolidated Balance Sheets at March 31, 2019, December 31, 2018 and March 31, 2018;

4.	Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2019 and
March 31, 2018;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2019 and
March 31, 2018; and

6.	Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2019.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant