Form 10-Q
period 2019-06-30
POOL CORP
filed 2019-07-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

Commission File Number: 0-26640

POOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		36-3943363
(State or other jurisdiction of		(I.R.S. Employer
incorporation or organization)		Identification No.)

109 Northpark Boulevard,
Covington,	Louisiana	70433-5001
(Address of principal executive offices)		(Zip Code)
(985) 892-5521
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	POOL	NASDAQ Global Select Market
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

As of July 25, 2019, there were 39,922,008 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2019

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	$1,121,328	$1,057,804	$1,718,784	$1,643,704
Cost of sales	791,014	749,149	1,213,839	1,168,976
Gross profit	330,314	308,655	504,945	474,728
Selling and administrative expenses	157,791	146,613	294,036	279,145
Operating income	172,523	162,042	210,909	195,583
Interest and other non-operating expenses, net	6,424	5,991	13,040	9,518
Income before income taxes and equity earnings	166,099	156,051	197,869	186,065
Provision for income taxes	34,778	39,062	33,976	37,783
Equity earnings in unconsolidated investments, net	69	60	134	106
Net income	$131,390	$117,049	$164,027	$148,388

Earnings per share:
Basic	$3.30	$2.89	$4.14	$3.67
Diluted	$3.22	$2.80	$4.02	$3.55
Weighted average shares outstanding:
Basic	39,827	40,453	39,654	40,413
Diluted	40,848	41,814	40,773	41,840

Cash dividends declared per common share	$0.55	$0.45	$1.00	$0.82

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$131,390	$117,049	$164,027	$148,388
Other comprehensive (loss) income:
Foreign currency translation gains (losses)	1,208	(3,854)	1,422	(2,879)
Change in unrealized (losses) gains on interest rate swaps, net of change in taxes of $413, $(185), $503 and $(459)	(1,240)	554	(1,509)	1,378
Total other comprehensive (loss) income	(32)	(3,300)	(87)	(1,501)
Comprehensive income	$131,358	$113,749	$163,940	$146,887

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2019	2018	2018 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$60,694	$42,167	$16,358
Receivables, net	127,260	135,104	69,493
Receivables pledged under receivables facility	289,866	269,311	138,308
Product inventories, net	694,447	606,583	672,579
Prepaid expenses and other current assets	10,922	17,169	18,506
Total current assets	1,183,189	1,070,334	915,244

Property and equipment, net	113,360	113,048	106,964
Goodwill	188,665	189,066	188,472
Other intangible assets, net	11,502	12,608	12,004
Equity interest investments	1,213	1,130	1,213
Operating lease assets	173,854	—	—
Other assets	18,799	18,095	16,974
Total assets	$1,690,582	$1,404,281	$1,240,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$342,335	$300,232	$237,835
Accrued expenses and other current liabilities	81,626	83,271	58,607
Short-term borrowings and current portion of long-term debt	23,974	21,462	9,168
Current operating lease liabilities	55,692	—	—
Total current liabilities	503,627	404,965	305,610

Deferred income taxes	28,852	24,729	29,399
Long-term debt, net	668,363	635,658	657,593
Other long-term liabilities	27,191	25,128	24,679
Non-current operating lease liabilities	119,380	—	—
Total liabilities	1,347,413	1,090,480	1,017,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,897,898, 40,371,424 and 39,506,067 shares issued and outstanding at June 30, 2019, June 30, 2018 and December 31, 2018, respectively	40	40	40
Additional paid-in capital	472,390	442,614	453,193
Retained deficit	(118,177)	(119,998)	(218,646)
Accumulated other comprehensive loss	(11,084)	(8,855)	(10,997)
Total stockholders’ equity	343,169	313,801	223,590
Total liabilities and stockholders’ equity	$1,690,582	$1,404,281	$1,240,871
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2019	2018
Operating activities
Net income	$164,027	$148,388
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	13,558	12,888
Amortization	713	938
Share-based compensation	6,594	6,481
Equity earnings in unconsolidated investments, net	(134)	(106)
Other	2,558	1,861
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(206,271)	(210,327)
Product inventories	(5,380)	(76,286)
Prepaid expenses and other assets	4,831	2,100
Accounts payable	97,232	55,964
Accrued expenses and other current liabilities	19,713	21,290
Net cash provided by (used in) operating activities	97,441	(36,809)

Investing activities
Acquisition of businesses, net of cash acquired	(9,345)	(578)
Purchases of property and equipment, net of sale proceeds	(19,193)	(24,620)
Net cash used in investing activities	(28,538)	(25,198)

Financing activities
Proceeds from revolving line of credit	545,834	554,536
Payments on revolving line of credit	(657,180)	(545,574)
Proceeds from asset-backed financing	176,100	177,500
Payments on asset-backed financing	(54,200)	(60,000)
Proceeds from short-term borrowings and current portion of long-term debt	22,687	13,957
Payments on short-term borrowings and current portion of long-term debt	(7,881)	(3,330)
Payments of deferred and contingent acquisition consideration	(311)	(265)
Payments of deferred financing costs	—	(8)
Proceeds from stock issued under share-based compensation plans	12,603	9,383
Payments of cash dividends	(39,753)	(33,194)
Purchases of treasury stock	(23,097)	(38,876)
Net cash (used in) provided by financing activities	(25,198)	74,129
Effect of exchange rate changes on cash and cash equivalents	631	105
Change in cash and cash equivalents	44,336	12,227
Cash and cash equivalents at beginning of period	16,358	29,940
Cash and cash equivalents at end of period	$60,694	$42,167

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	32,637	—	32,637
Foreign currency translation	—	—	—	—	214	214
Interest rate swaps, net of the change in taxes of $90	—	—	—	—	(269)	(269)
Repurchases of common stock, net of retirements	(155)	(1)	—	(23,096)	—	(23,097)
Share-based compensation	—	—	3,259	—	—	3,259
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of shares under share-based compensation plans	328	1	7,070	—	—	7,071
Declaration of cash dividends	—	—	—	(17,819)	—	(17,819)
Balance at March 31, 2019	39,679	40	463,522	(227,633)	(11,052)	224,877
Net income	—	—	—	131,390	—	131,390
Foreign currency translation	—	—	—	—	1,208	1,208
Interest rate swaps, net of the change in taxes of $413	—	—	—	—	(1,240)	(1,240)
Share-based compensation	—	—	3,335	—	—	3,335
Issuance of shares under share-based compensation plans	219	—	5,533	—	—	5,533
Declaration of cash dividends	—	—	—	(21,934)	—	(21,934)
Balance at June 30, 2019	39,898	$40	$472,390	$(118,177)	$(11,084)	$343,169

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	40,212	$40	$426,750	$(196,316)	$(7,328)	$223,146
Net income	—	—	—	31,339	—	31,339
Foreign currency translation	—	—	—	—	976	976
Interest rate swaps, net of the change in taxes of $(275)	—	—	—	—	824	824
Repurchases of common stock, net of retirements	(18)	—	—	(2,592)	—	(2,592)
Share-based compensation	—	—	3,321	—	—	3,321
Issuance of shares under share-based compensation plans	375	1	7,807	—	—	7,808
Declaration of cash dividends	—	—	—	(15,011)	—	(15,011)
Other	—	—	—	—	(26)	(26)
Balance at March 31, 2018	40,569	41	437,878	(182,580)	(5,554)	249,785
Net income	—	—	—	117,049	—	117,049
Foreign currency translation	—	—	—	—	(3,854)	(3,854)
Interest rate swaps, net of the change in taxes of $(185)	—	—	—	—	554	554
Repurchases of common stock, net of retirements	(259)	(1)	—	(36,283)	—	(36,284)
Share-based compensation	—	—	3,160	—	—	3,160
Issuance of shares under share-based compensation plans	61	—	1,575	—	—	1,575
Declaration of cash dividends	—	—	—	(18,183)	—	(18,183)
Other	—	—	1	(1)	(1)	(1)
Balance at June 30, 2018	40,371	$40	$442,614	$(119,998)	$(8,855)	$313,801

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

A description of our significant accounting policies is included in our 2018 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2018 Annual Report on Form 10-K.  The results for our three and six month periods ended June 30, 2019 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2019.

Newly Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and all the related amendments, which are codified into Accounting Standards Codification (ASC) 842. The adoption of ASU 2016-02 significantly increased assets and liabilities on our Consolidated Balance Sheets as we recorded a right-of-use asset and corresponding liability for each of our existing operating leases. We adopted this guidance using the modified retrospective approach by recognizing a cumulative adjustment to retained earnings on the adoption date, which was not material. Additionally, we elected to apply the practical expedient that allows us to exclude comparative presentation; thus, we did not restate our prior period balance sheets to reflect the new guidance.

We recorded operating lease assets of approximately $175.7 million and operating lease liabilities of approximately $181.6 million as of January 1, 2019. The difference between the operating lease assets and operating lease liabilities primarily represents our straight-line rent liability of $5.1 million recorded under previous accounting guidance. Under ASU 2016-02, this liability is considered a reduction of the operating lease asset. We recorded the remaining difference between our operating lease assets and operating lease liabilities, net of the deferred tax impact, as an adjustment to retained earnings. Additionally, we reclassified prepaid rent of $4.9 million as of January 1, 2019 to our operating lease asset resulting in a balance of $180.6 million as of the adoption date.

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

The table below presents expense associated with facility and vehicle operating leases (in thousands):

		Three Months Ended		Six Months Ended
		June 30,		June 30,
Lease Cost	Classification	2019	2018	2019	2018
Operating lease cost (1)	Selling and administrative expenses	$16,261	$15,230	$31,331	$29,783
Variable lease cost	Selling and administrative expenses	3,348	3,042	6,607	6,063

(1) Includes short-term lease cost, which is not material.

Based on our lease portfolio as of June 30, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2019	$24,460
2020	52,655
2021	41,439
2022	32,093
2023	20,099
Thereafter	19,413
Total lease payments	190,159
Less: interest	15,087
Present value of lease liabilities	175,072

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

June 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	4.49
Weighted-average discount rate
Operating leases	3.5%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

Six Months Ended
June 30,
2019
Operating cash flows for lease liabilities	$28,202

We lease corporate and administrative offices from Northpark Corporate Center, LLC (NCC), an entity in which we have held a 50% ownership interest since May 2005. NCC owns and operates an office building in Covington, Louisiana. As of June 30, 2019, we occupy approximately 60,293 square feet of office space and we pay rent of $99,232 per month. Our lease term ends in May 2025. We recorded rent expense of $0.6 million for each of the six month periods ended June 30, 2019 and June 30, 2018.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $7.8 million and $1.5 million in the second quarters of 2019 and 2018, respectively, and $16.6 million in the first six months of 2019 compared to $10.6 million in the same period of 2018.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of June 30, 2019, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.4 billion and cumulative dividends of $534.8 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	June 30,		December 31,
	2019	2018	2018
Foreign currency translation adjustments	$(11,000)	$(10,382)	$(12,422)
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(84)	1,527	1,425
Accumulated other comprehensive loss	$(11,084)	$(8,855)	$(10,997)

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$131,390	$117,049	$164,027	$148,388

Weighted average shares outstanding:
Basic	39,827	40,453	39,654	40,413
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,021	1,361	1,119	1,427
Diluted	40,848	41,814	40,773	41,840

Earnings per share:
Basic	$3.30	$2.89	$4.14	$3.67
Diluted	$3.22	$2.80	$4.02	$3.55

Anti-dilutive stock options excluded from diluted earnings per share computations	50	—	50	—

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

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2019	2018
Level 2
Unrealized gains on interest rate swaps	$714	$3,096
Unrealized losses on interest rate swaps	880	—

Level 3
Contingent consideration liabilities	$851	$1,481

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

We recognize any differences between the variable interest rate in effect and the fixed interest rates per our swap contracts as an adjustment to interest expense over the life of the swaps. If determined to be effective cash flow hedges, we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive loss on our Consolidated Balance Sheets.  To the extent our interest rate swaps are determined to be ineffective, we recognize the changes in the estimated fair value of our swaps in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates at that time and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first six months of 2019, we recognized a loss of $0.5 million as a result of ineffectiveness.

The following table provides additional details related to each of these amended interest rate swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

For the three interest rate swap contracts in effect at June 30, 2019, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the six month periods ended June 30, 2019 and June 30, 2018.

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

In May 2019, we entered into an additional forward-starting interest rate swap contract to extend the hedged period for future interest payments on our Credit Facility to its maturity date. This swap contract will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. This contract becomes effective on November 20, 2020 and terminates on September 29, 2022.

The following table provides additional details related to each of these forward-starting interest rate swap contracts:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	July 6, 2016	$150.0	1.1425%
Forward-starting interest rate swap 2	May 7, 2019	$75.0	2.0925%

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

On July 25, 2019, we entered into a forward-starting interest rate swap contract with a fixed interest rate of 1.55% on a notional amount of $75.0 million. This contract becomes effective on November 20, 2020 and terminates on September 29, 2022.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2019	2018
Variable rate debt
Short-term borrowings	$15,836	$14,059
Current portion of long-term debt:
Australian credit facility	8,138	7,403
Short-term borrowings and current portion of long-term debt	23,974	21,462

Long-term portion:
Revolving credit facility	438,786	419,401
Receivables securitization facility	230,400	217,500
Less: financing costs, net	823	1,243
Long-term debt, net	668,363	635,658
Total debt	$692,337	$657,120

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

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third-party financial institutions. We classify the entire outstanding balance as Long-term debt, net on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long‑term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets.

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

OVERVIEW

Financial Results

We maintained strong sales and earnings in the quarter despite unprecedented levels of rainfall and cooler temperatures in many of our key markets. We believe consumer demand and contractor backlog remain high and we are focused on execution throughout the remainder of the season.
Net sales increased 6% to $1.12 billion in the second quarter of 2019 compared to $1.06 billion in the second quarter of 2018, while base business sales grew 4%. In the southeastern United States, favorable weather conditions and solid execution delivered strong sales growth in these markets. This growth was offset by record rainfall and cooler temperatures in three of our largest markets, California, Texas and Arizona, particularly in the month of May, which was the second wettest May on record for the contiguous United States. Sales were also negatively impacted approximately 1% compared to the second quarter of 2018 from unfavorable currency exchange rate fluctuations. During the second quarter of 2019, sales benefited from strong demand for discretionary products as evidenced by higher sales growth in building materials and products used in the repair and replacement of in-ground pools.
Gross profit increased 7% to $330.3 million in the second quarter of 2019 from $308.7 million in the same period of 2018. Base business gross profit improved 5% over the second quarter of 2018, including a negative currency exchange impact of 1%. Gross margin increased 30 basis points to 29.5% in the second quarter of 2019 compared to 29.2% in the second quarter of 2018, reflecting benefits from strategic inventory purchases.
Selling and administrative expenses (operating expenses) increased 8% to $157.8 million in the second quarter of 2019 compared to the second quarter of 2018. Base business operating expenses were up 5% over the comparable 2018 period, including a 1% currency benefit. As a percentage of net sales, base business operating expenses increased to 13.9% in the second quarter of 2019 compared to 13.8% in the second quarter of 2018, reflecting disciplined expense controls in line with sales growth.
Operating income for the second quarter of 2019 increased to $172.5 million, up 6% compared to the same period in 2018. Operating margin was 15.4% in the second quarter of 2019 compared to 15.3% in the second quarter of 2018, while base business operating margin improved 30 basis points from the prior year to 15.6% in the second quarter of 2019.
We recorded a $7.8 million, or $0.19 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended June 30, 2019 compared to a tax benefit of $1.5 million, or $0.04 per diluted share, realized in the same period of 2018.

Net income was $131.4 million in the second quarter of 2019 compared to $117.0 million in the second quarter of 2018. Earnings per share increased 15% to a record $3.22 per diluted share in the three months ended June 30, 2019 compared to $2.80 per diluted share in the same period of 2018. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 10% to $3.03 in the second quarter of 2019 compared to $2.76 in the second quarter of 2018.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of June 30, 2019, total net receivables, including pledged receivables, increased 3% compared to June 30, 2018. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 29.5 days at June 30, 2019 and 30.2 days at June 30, 2018. Our allowance for doubtful accounts balance was $6.4 million at June 30, 2019 and $4.1 million at June 30, 2018.

Net inventory levels grew 14% compared to levels at June 30, 2018. The increase of $87.9 million in inventory reflects strategic inventory purchases we made in advance of greater than normal vendor price increases, inventory from acquired businesses and normal business growth, as well as the slower start to the season. The inventory reserve was $9.5 million at June 30, 2019 and $8.4 million at June 30, 2018. Our inventory turns, as calculated on a trailing four quarters basis, were 3.1 times at June 30, 2019 and 3.5 times at June 30, 2018.

Total debt outstanding at June 30, 2019 was $692.3 million, up 5% compared to total debt at June 30, 2018 primarily to fund business-driven working capital growth, acquisitions and share repurchases over the past 12 months.

Current Trends and Outlook

For a detailed discussion of trends through 2018, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

We expect total sales growth for 2019 to approximate 6% to 7%. Unfavorable weather impacts throughout the first half of 2019 led to delayed pool openings, suppressed retail sales and lower construction and remodeling activity. We believe that our sales for the second half of 2019 will benefit from delayed projects depending on our customers’ building capacity, including the availability of labor, and weather.

We expect gross margin for the full year of 2019 to be relatively flat, with second half declines offsetting first half gains and a more significant decline in the fourth quarter given the gains recognized in the fourth quarter of 2018 from sales of pre-price increase inventory.

We expect base business operating expenses will grow at a rate of approximately 60% of gross margin growth for the year, which will enable us to achieve base business operating margin improvement of approximately 20 to 40 basis points for the full year of 2019 compared to 2018.

We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2019 will approximate 25.5%, which is consistent with 2018 and a reduction compared to our historical rate of approximately 38.5% due to the impact of U.S. tax reform.

Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $16.6 million tax benefit from ASU 2016-09 for the six months ended June 30, 2019. We may recognize additional tax benefits related to stock option exercises in the second half of 2019 from grants that expire in years after 2019. We have not included any expected benefits in our guidance. Any estimated impact related to ASU 2016-09 would be subject to several assumptions which can vary significantly, including our estimated share price and the periods in which our employees will exercise vested stock options.

Based on our results to date and expectations for the remainder of the year, we narrowed our annual earnings guidance range from $6.09 to $6.39 per diluted share to $6.09 to $6.34 per diluted share.

Excluding the impact of timing differences from the strategic inventory purchases we made in the second half of 2018, we expect cash provided by operations will approximate net income for the 2019 fiscal year. We anticipate that we may use approximately $150.0 million to $200.0 million in cash for share repurchases in 2019.

RESULTS OF OPERATIONS
As of June 30, 2019, we conducted operations through 372 sales centers in North America, Europe, South America and Australia.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.5	70.8	70.6	71.1
Gross profit	29.5	29.2	29.4	28.9
Operating expenses	14.1	13.9	17.1	17.0
Operating income	15.4	15.3	12.3	11.9
Interest and other non-operating expenses, net	0.6	0.6	0.8	0.6
Income before income taxes and equity earnings	14.8%	14.8%	11.5%	11.3%

Note: Due to rounding, percentages may not add to Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2019 and 2018 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Net sales	$1,103,419	$1,057,273	$17,909	$531	$1,121,328	$1,057,804

Gross profit	325,438	308,551	4,876	104	330,314	308,655
Gross margin	29.5%	29.2%	27.2%	19.6%	29.5%	29.2%

Operating expenses	153,846	146,393	3,945	220	157,791	146,613
Expenses as a % of net sales	13.9%	13.8%	22.0%	41.4%	14.1%	13.9%

Operating income (loss)	171,592	162,158	931	(116)	172,523	162,042
Operating margin	15.6%	15.3%	5.2%	(21.8)%	15.4%	15.3%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
W.W. Adcock, Inc. (1)	January 2019	4	April - June 2019
Turf & Garden, Inc. (1)	November 2018	4	April - June 2019
Tore Pty. Ltd. (Pool Power) (1)	January 2018	1	April 2019 and April 2018

(1)	We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first six months of 2019:

December 31, 2018	364
Acquired locations	4
New locations, existing markets	5
Consolidated location	(1)
June 30, 2019	372

Net Sales

	Three Months Ended
	June 30,
(in millions)	2019	2018	Change
Net sales	$1,121.3	$1,057.8	$63.5	6%

Net sales increased 6% in the second quarter of 2019 compared to the second quarter of 2018, with base business sales up 4% for the period. In the southeastern United States, favorable weather conditions, including above average temperatures, delivered strong sales growth in these markets. Record rainfall and cooler temperatures in three of our four largest markets, California, Texas and Arizona, hindered our sales growth for the quarter. In addition, sales were impacted 1% from unfavorable foreign currency exchange rate fluctuations.

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

We believe that sales growth rates for certain product offerings, such as equipment and building materials, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the second quarter of 2019, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased 6% compared to the same period last year. These products collectively represented approximately 25% of net sales for the period. Sales of building materials grew 9% compared to the second quarter of 2018 and represented approximately 12% of net sales in the second quarter of 2019.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 5% of our consolidated net sales for the second quarter of 2019 and increased 8% compared to the second quarter of 2018.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2019	2018	Change
Gross profit	$330.3	$308.7	$21.6	7%
Gross margin	29.5%	29.2%

The increase in gross margin between periods primarily reflects benefits from strategic inventory purchases.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2019	2018	Change
Operating expenses	$157.8	$146.6	$11.2	8%
Operating expenses as a % of net sales	14.1%	13.9%

Operating expenses increased 8% in the second quarter of 2019 compared to the second quarter of 2018, with base business operating expenses up approximately 5% compared to the same period last year. This increase is largely due to growth-driven increases in labor expenses and increased facility costs from new locations offset by a 1% benefit from currency exchange rate fluctuations.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2019 increased $0.4 million compared to the second quarter of 2018. The increase reflects higher debt levels and higher interest rates between periods. Our weighted average effective interest rate increased to 3.5% for the second quarter of 2019 from 3.2% for the second quarter of 2018 on higher average outstanding debt of $650.5 million versus $626.8 million for the respective periods.

Income Taxes

Our effective income tax rate was 20.9% for the three months ended June 30, 2019 compared to 25.0% for the three months ended June 30, 2018. We recorded a $7.8 million tax benefit from ASU 2016-09 in the quarter ended June 30, 2019 compared to a benefit of $1.5 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.6% for the second quarter of 2019 and 26.0% for the second quarter of 2018.

Net Income and Earnings Per Share

Net income increased 12% to $131.4 million in the second quarter of 2019 compared to the second quarter of 2018. Earnings per diluted share increased to $3.22 in the second quarter of 2019 versus $2.80 per diluted share for the comparable 2018 period. The benefit from ASU 2016-09 increased diluted earnings per share by $0.19 in the second quarter of 2019 and $0.04 in the second quarter of 2018. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 10% to $3.03 in the second quarter of 2019 compared to $2.76 in the second quarter of 2018.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,
	2019	2018	2019	2018	2019	2018
Net sales	$1,690,739	$1,640,095	$28,045	$3,609	$1,718,784	$1,643,704

Gross profit	497,144	473,885	7,801	843	504,945	474,728
Gross margin	29.4%	28.9%	27.8%	23.4%	29.4%	28.9%

Operating expenses	286,394	277,643	7,642	1,502	294,036	279,145
Expenses as a % of net sales	16.9%	16.9%	27.2%	41.6%	17.1%	17.0%

Operating income (loss)	210,750	196,242	159	(659)	210,909	195,583
Operating margin	12.5%	12.0%	0.6%	(18.3)%	12.3%	11.9%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
W.W. Adcock, Inc. (1)	January 2019	4	January - June 2019
Turf & Garden, Inc. (1)	November 2018	4	January - June 2019
Tore Pty. Ltd. (Pool Power) (1)	January 2018	1	January - April 2019 and January - April 2018
Chem Quip, Inc. (1)	December 2017	5	January - March 2019 and January - March 2018
Intermark	December 2017	1	January - February 2019 and January - February 2018

(1)	We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2018, please refer to the discussion under the heading Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2019	2018	Change
Net sales	$1,718.8	$1,643.7	$75.1	5%

Net sales for the first six months of 2019 increased 5% compared to the same period last year, with most of this growth resulting from a 3% improvement in base business sales. Unfavorable weather impacts throughout the first half of 2019 led to delayed pool openings and lower construction and remodeling activity. Sales were also negatively impacted approximately 1% from currency exchange rate fluctuations.

The following factors benefited our sales (listed in order of estimated magnitude):

•	strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials (see discussion below);

•	market share gains, particularly in building materials and commercial products (see discussion below);

•	inflationary product cost increases (estimated at approximately 2% above our historical average of 1% to 2%).

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first six months of 2019, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 3% compared to the same period last year. These products collectively represented 27% of net sales in the first six months of 2019. Sales of building materials grew 9% compared to the first six months of 2018 and represented approximately 12% of net sales in the first six months of 2019.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 5% of our consolidated net sales in the first six months of 2019 and increased 5% compared to the same period in 2018.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2019	2018	Change
Gross profit	$504.9	$474.7	$30.2	6%
Gross margin	29.4%	28.9%

The increase in gross margin reflects benefits from strategic inventory purchases.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2019	2018	Change
Operating expenses	$294.0	$279.1	$14.9	5%
Operating expenses as a % of net sales	17.1%	17.0%

For the first six months of 2019, operating expenses increased 5% over the same period last year, with base business operating expenses up 3%, including a 1% currency benefit. Higher costs related to labor, facilities and vehicles contributed to this increase.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2019 increased $3.5 million compared to the same period last year. The increase mostly reflects higher interest expense on our debt. Our weighted average effective interest rate increased to 3.6% for the first six months of 2019 from 3.1% for the same period of 2018 on higher average outstanding debt of $662.8 million versus $571.3 million for the respective periods.

Income Taxes

Our effective income tax rate was 17.2% for the six months ended June 30, 2019 compared to 20.3% for the six months ended June 30, 2018. We recorded a $16.6 million, or $0.40 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2019 compared to a $10.6 million, or $0.25 per diluted share, tax benefit in the same period of 2018. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.5% for the six months ended June 30, 2019 and 26.0% for the six months ended June 30, 2018.

Net Income and Earnings Per Share

Net income increased 11% to $164.0 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018. Earnings per diluted share increased to $4.02 for the six months ended June 30, 2019 versus $3.55 per diluted share for the six months ended June 30, 2018.

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2019, the four quarters of 2018 and the third and fourth quarters of 2017.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2019		2018				2017
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,121,328	$597,456	$543,082	$811,311	$1,057,804	$585,900	$510,183	$743,401
Gross profit	330,314	174,631	160,442	235,003	308,655	166,073	145,398	216,606
Operating income	172,523	38,386	25,970	92,337	162,042	33,541	17,259	81,928
Net income	131,390	32,637	16,811	69,261	117,049	31,339	25,665	48,783

Balance Sheet Data
Total receivables, net	$417,126	$313,127	$207,801	$287,773	$404,415	$314,596	$196,265	$262,796
Product inventories, net	694,447	815,742	672,579	609,983	606,583	703,793	536,474	484,287
Accounts payable	342,335	472,487	237,835	204,706	300,232	467,795	245,249	209,062
Total debt	692,337	698,977	666,761	580,703	657,120	568,110	519,650	564,573

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2019 and 2018 Results

Results for the second quarter of 2019 were largely impacted by record rainfall and cooler temperatures in three of our largest markets, California, Texas and Arizona, particularly in the month of May, which was the second wettest May on record for the contiguous United States. In the southeastern United States, favorable weather conditions, including above average temperatures, delivered strong sales growth in these markets. In contrast, in the second quarter of 2018, results in the last two months of the quarter benefited from warm weather throughout the country and helped relieve the effects of a slow start from earlier in 2018.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2019	2018
Operating activities	$97,441	$(36,809)
Investing activities	(28,538)	(25,198)
Financing activities	(25,198)	74,129

Cash provided by operating activities increased $134.3 million during the first six months of 2019 compared to the first six months of 2018 primarily due to payments for pre-price increase inventory purchases in 2018 ahead of the 2019 season, which resulted in decreased inventory purchases in the first and second quarters of 2019.

Cash used in investing activities for the first six months of 2019 increased compared to the first six months of 2018 primarily due to the acquisition of W.W. Adcock, Inc., which we completed in January 2019.

Cash used in financing activities was $25.2 million for the first six months of 2019 compared to cash provided by financing activities of $74.1 million for the first six months of 2018, which primarily reflects $111.7 million decrease in amounts provided by net borrowings.
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
At June 30, 2019, there was $438.8 million outstanding, a $4.8 million standby letter of credit outstanding and $306.4 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility.
As of June 30, 2019, we had three interest rate swap contracts in place that became effective on October 19, 2016. As amended, these swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. These interest rate swap contracts will terminate on November 20, 2019.
In July 2016, we entered into a forward-starting interest rate swap contract, which will convert the Credit Facility’s variable interest rate to a fixed rate of 1.1425% on a notional amount of $150.0 million. The contract becomes effective on November 20, 2019 and terminates on November 20, 2020.
In May 2019, we entered into an additional forward-starting interest rate swap contract, which will convert the variable interest rate to a fixed interest rate of 2.0925% on a notional amount of $75.0 million. This contract becomes effective on November 20, 2020 and terminates on September 29, 2022, the maturity date of the Credit Facility.
The weighted average effective interest rate for the Credit Facility as of June 30, 2019 was approximately 3.4%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of June 30, 2019, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2019, our average total leverage ratio equaled 1.76 (compared to 1.80 as of March 31, 2019) and the TTM average total debt amount used in this calculation was $650.3 million.

•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2019, our fixed charge ratio equaled 5.19 (compared to 5.17 as of March 31, 2019) and TTM Rental Expense was $58.8 million.

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
At June 30, 2019, there was $230.4 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.2%, excluding commitment fees.
Compliance and Future Availability
As of June 30, 2019, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2018 Annual Report on Form 10-K.
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
As of July 25, 2019, $249.2 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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

Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 1 of this Form 10-Q for detail.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the six months ended June 30, 2019 from what we reported in our 2018 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2018 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the six months ended June 30, 2019 from what we reported in our 2018 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2019, our disclosure controls and procedures were effective.
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
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
April 1 - 30, 2019	—	$—	—	$49,200,474
May 1 - 31, 2019	—	$—	—	$249,200,474
June 1 - 30, 2019	—	$—	—	$249,200,474
Total	—	$—	—

(1)
These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were no shares surrendered for this purpose in the second quarter of 2019.

(2)
In May 2019, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.

(3)	As of July 25, 2019, $249.2 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	2/8/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Mark W. Joslin pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Peter D. Arvan pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Peter D.Arvan and Mark W. Joslin furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):

1.	Consolidated Statements of Income for the three and six months ended June 30, 2019 and June 30, 2018;

2.	Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2019 and June 30, 2018;

3.	Consolidated Balance Sheets at June 30, 2019, December 31, 2018 and June 30, 2018;

4.	Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2019 and
June 30, 2018;

5.	Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2019 and June 30, 2018; and

6.	Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2019.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant