Form 10-Q
period 2019-09-30
POOL CORP
filed 2019-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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

As of October 25, 2019, there were 40,037,736 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2019

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	$898,500	$811,311	$2,617,283	$2,455,015
Cost of sales	640,569	576,308	1,854,408	1,745,283
Gross profit	257,931	235,003	762,875	709,732
Selling and administrative expenses	153,391	142,666	447,427	421,812
Operating income	104,540	92,337	315,448	287,920
Interest and other non-operating expenses, net	5,498	4,931	18,538	14,449
Income before income taxes and equity earnings	99,042	87,406	296,910	273,471
Provision for income taxes	19,593	18,206	53,569	55,989
Equity earnings in unconsolidated investments, net	76	61	210	167
Net income	$79,525	$69,261	$243,551	$217,649

Earnings per share:
Basic	$1.99	$1.71	$6.13	$5.39
Diluted	$1.95	$1.66	$5.97	$5.20
Weighted average shares outstanding:
Basic	39,933	40,422	39,750	40,416
Diluted	40,865	41,797	40,811	41,831

Cash dividends declared per common share	$0.55	$0.45	$1.55	$1.27

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$79,525	$69,261	$243,551	$217,649
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(2,156)	690	(734)	(2,188)
Change in unrealized (losses) gains on interest rate swaps, net of change in taxes of $188, $(177), $692 and $(636)	(565)	530	(2,074)	1,908
Total other comprehensive (loss) income	(2,721)	1,220	(2,808)	(280)
Comprehensive income	$76,804	$70,481	$240,743	$217,369

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2019	2018	2018 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$36,693	$35,693	$16,358
Receivables, net	95,971	90,775	69,493
Receivables pledged under receivables facility	211,827	196,998	138,308
Product inventories, net	616,217	609,983	672,579
Prepaid expenses and other current assets	12,384	19,457	18,506
Total current assets	973,092	952,906	915,244

Property and equipment, net	112,816	109,942	106,964
Goodwill	188,133	189,029	188,472
Other intangible assets, net	11,235	12,305	12,004
Equity interest investments	1,237	1,163	1,213
Operating lease assets	175,878	—	—
Other assets	19,017	18,413	16,974
Total assets	$1,481,408	$1,283,758	$1,240,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$214,309	$204,706	$237,835
Accrued expenses and other current liabilities	81,459	75,639	58,607
Short-term borrowings and current portion of long-term debt	11,840	9,343	9,168
Current operating lease liabilities	56,025	—	—
Total current liabilities	363,633	289,688	305,610

Deferred income taxes	27,951	24,802	29,399
Long-term debt, net	535,720	571,360	657,593
Other long-term liabilities	26,737	25,170	24,679
Non-current operating lease liabilities	121,397	—	—
Total liabilities	1,075,438	911,020	1,017,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,020,216, 40,479,584 and 39,506,067 shares issued and outstanding at September 30, 2019, September 30, 2018 and December 31, 2018, respectively	40	40	40
Additional paid-in capital	480,478	449,276	453,193
Retained deficit	(60,743)	(68,943)	(218,646)
Accumulated other comprehensive loss	(13,805)	(7,635)	(10,997)
Total stockholders’ equity	405,970	372,738	223,590
Total liabilities and stockholders’ equity	$1,481,408	$1,283,758	$1,240,871
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2019	2018
Operating activities
Net income	$243,551	$217,649
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,648	19,499
Amortization	1,049	1,408
Share-based compensation	10,243	9,793
Equity earnings in unconsolidated investments, net	(210)	(167)
Other	5,334	3,584
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(98,538)	(93,911)
Product inventories	68,827	(80,142)
Prepaid expenses and other assets	1,231	143
Accounts payable	(29,782)	(40,143)
Accrued expenses and other current liabilities	20,900	13,547
Net cash provided by operating activities	243,253	51,260

Investing activities
Acquisition of businesses, net of cash acquired	(8,913)	(578)
Purchases of property and equipment, net of sale proceeds	(26,926)	(27,976)
Net cash used in investing activities	(35,839)	(28,554)

Financing activities
Proceeds from revolving line of credit	836,534	820,967
Payments on revolving line of credit	(1,011,430)	(813,996)
Proceeds from asset-backed financing	189,000	193,400
Payments on asset-backed financing	(136,300)	(138,400)
Proceeds from short-term borrowings and current portion of long-term debt	27,633	16,118
Payments on short-term borrowings and current portion of long-term debt	(24,962)	(17,610)
Payments of deferred and contingent acquisition consideration	(311)	(265)
Payments of deferred financing costs	—	(8)
Proceeds from stock issued under share-based compensation plans	17,042	12,732
Payments of cash dividends	(61,752)	(51,371)
Purchases of treasury stock	(23,188)	(38,906)
Net cash used in financing activities	(187,734)	(17,339)
Effect of exchange rate changes on cash and cash equivalents	655	386
Change in cash and cash equivalents	20,335	5,753
Cash and cash equivalents at beginning of period	16,358	29,940
Cash and cash equivalents at end of period	$36,693	$35,693

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	32,637	—	32,637
Foreign currency translation	—	—	—	—	214	214
Interest rate swaps, net of the change in taxes of $90	—	—	—	—	(269)	(269)
Repurchases of common stock, net of retirements	(155)	(1)	—	(23,096)	—	(23,097)
Share-based compensation	—	—	3,259	—	—	3,259
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of shares under share-based compensation plans	328	1	7,070	—	—	7,071
Declaration of cash dividends	—	—	—	(17,819)	—	(17,819)
Balance at March 31, 2019	39,679	40	463,522	(227,633)	(11,052)	224,877
Net income	—	—	—	131,390	—	131,390
Foreign currency translation	—	—	—	—	1,208	1,208
Interest rate swaps, net of the change in taxes of $413	—	—	—	—	(1,240)	(1,240)
Share-based compensation	—	—	3,335	—	—	3,335
Issuance of shares under share-based compensation plans	219	—	5,533	—	—	5,533
Declaration of cash dividends	—	—	—	(21,934)	—	(21,934)
Balance at June 30, 2019	39,898	40	472,390	(118,177)	(11,084)	343,169
Net income	—	—	—	79,525	—	79,525
Foreign currency translation	—	—	—	—	(2,156)	(2,156)
Interest rate swaps, net of the change in taxes of $188	—	—	—	—	(565)	(565)
Repurchases of common stock, net of retirements	(1)	—	—	(92)	—	(92)
Share-based compensation	—	—	3,649	—	—	3,649
Issuance of shares under share-based compensation plans	123	—	4,439	—	—	4,439
Declaration of cash dividends	—	—	—	(21,999)	—	(21,999)
Balance at September 30, 2019	40,020	$40	$480,478	$(60,743)	$(13,805)	$405,970

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2017	40,212	$40	$426,750	$(196,316)	$(7,328)	$223,146
Net income	—	—	—	31,339	—	31,339
Foreign currency translation	—	—	—	—	976	976
Interest rate swaps, net of the change in taxes of $(275)	—	—	—	—	824	824
Repurchases of common stock, net of retirements	(18)	—	—	(2,592)	—	(2,592)
Share-based compensation	—	—	3,321	—	—	3,321
Issuance of shares under share-based compensation plans	375	1	7,807	—	—	7,808
Declaration of cash dividends	—	—	—	(15,011)	—	(15,011)
Other	—	—	—	—	(26)	(26)
Balance at March 31, 2018	40,569	41	437,878	(182,580)	(5,554)	249,785
Net income	—	—	—	117,049	—	117,049
Foreign currency translation	—	—	—	—	(3,854)	(3,854)
Interest rate swaps, net of the change in taxes of $(185)	—	—	—	—	554	554
Repurchases of common stock, net of retirements	(259)	(1)	—	(36,283)	—	(36,284)
Share-based compensation	—	—	3,160	—	—	3,160
Issuance of shares under share-based compensation plans	61	—	1,575	—	—	1,575
Declaration of cash dividends	—	—	—	(18,183)	—	(18,183)
Other	—	—	1	(1)	(1)	(1)
Balance at June 30, 2018	40,371	40	442,614	(119,998)	(8,855)	313,801
Net income	—	—	—	69,261	—	69,261
Foreign currency translation	—	—	—	—	690	690
Interest rate swaps, net of the change in taxes of $(177)	—	—	—	—	530	530
Repurchases of common stock, net of retirements	—	—	—	(30)	—	(30)
Share-based compensation	—	—	3,312	—	—	3,312
Issuance of shares under share-based compensation plans	109	—	3,349	—	—	3,349
Declaration of cash dividends	—	—	—	(18,177)	—	(18,177)
Other	—	—	1	1	—	2
Balance at September 30, 2018	40,480	$40	$449,276	$(68,943)	$(7,635)	$372,738

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

The interim Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. All significant intercompany accounts and intercompany transactions have been eliminated.

A description of our significant accounting policies is included in our 2018 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2018 Annual Report on Form 10-K.  The results for our three and nine month periods ended September 30, 2019 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2019.

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

On January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. This new standard expands and refines hedge accounting for both financial and non-financial risk components, aligns the recognition and presentation of the effects of hedging instruments and hedged items in the financial statements and includes certain targeted improvements to ease the application of current guidance related to the assessment of hedge effectiveness. The adoption of this guidance did not impact our results of operations, statement of financial position or cash flows.

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

The table below presents expenses associated with facility and vehicle operating leases (in thousands):

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Lease Cost	Classification	2019	2018	2019	2018
Operating lease cost (1)	Selling and administrative expenses	$16,358	$15,524	$47,690	$45,308
Variable lease cost	Selling and administrative expenses	3,335	3,114	9,942	9,177

(1) Includes short-term lease cost, which is not material.

Based on our lease portfolio as of September 30, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2019	$9,563
2020	54,926
2021	44,186
2022	35,217
2023	22,886
Thereafter	25,472
Total lease payments	192,250
Less: interest	14,828
Present value of lease liabilities	177,422

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

September 30,
Lease Term and Discount Rate	2019
Weighted-average remaining lease term (years)
Operating leases	4.55
Weighted-average discount rate
Operating leases	3.47%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

Nine Months Ended
September 30,
2019
Operating cash flows for lease liabilities	$42,167

We lease corporate and administrative offices from Northpark Corporate Center, LLC (NCC), an entity in which we have held a 50% ownership interest since May 2005. NCC owns and operates an office building in Covington, Louisiana. As of September 30, 2019, we occupy approximately 60,000 square feet of office space and we pay rent of $0.1 million per month. Our lease term ends in May 2025. We recorded rent expense of $0.9 million for each of the nine month periods ended September 30, 2019 and September 30, 2018.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $4.5 million and $3.3 million in the third quarters of 2019 and 2018, respectively, and $21.1 million in the first nine months of 2019 compared to $13.9 million in the same period of 2018.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of September 30, 2019, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.4 billion and cumulative dividends of $556.9 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2019	2018	2018
Foreign currency translation adjustments	$(13,156)	$(9,692)	$(12,422)
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(649)	2,057	1,425
Accumulated other comprehensive loss	$(13,805)	$(7,635)	$(10,997)

(1)In February 2018, the Financial Accounting Standards Board (FASB) issued guidance that allows entities the option to reclassify the tax effects related to items in accumulated other comprehensive income (loss) to retained earnings (deficit) if deemed to be stranded in accumulated other comprehensive income (loss) due to U.S. tax reform. We do not have any material amounts stranded in Accumulated other comprehensive loss as a result of U.S. tax reform.

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	Changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method.	Annual periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures. We do not expect that there will be a material impact to the financial statements as a result of adopting this ASU.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	Eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). This guidance should be applied prospectively.	Annual and interim impairment tests performed in periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.
ASU 2018-15, Intangibles - Goodwill and Other (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract	Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.	Annual periods beginning after December 15, 2019	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$79,525	$69,261	$243,551	$217,649

Weighted average shares outstanding:
Basic	39,933	40,422	39,750	40,416
Effect of dilutive securities:
Stock options and employee stock purchase plan	932	1,375	1,061	1,415
Diluted	40,865	41,797	40,811	41,831

Earnings per share:
Basic	$1.99	$1.71	$6.13	$5.39
Diluted	$1.95	$1.66	$5.97	$5.20

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	1	—

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
Level 2 Inputs to the valuation methodology include:
•quoted prices for similar assets or liabilities in active markets;
•quoted prices for identical or similar assets or liabilities in inactive markets;
•inputs other than quoted prices that are observable for the asset or liability; or
•inputs that are derived principally from or corroborated by observable market data by correlation or other means.
Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at September 30,
	2019	2018
Level 2
Unrealized gains on interest rate swaps	$631	$3,542
Unrealized losses on interest rate swaps	1,532	—

Level 3
Contingent consideration liabilities	$745	$1,431

Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our Credit Facility.

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

We currently have three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates at that time and extend the hedged period for future interest payments on our Credit Facility. As amended, these swap contracts terminate on November 20, 2019. In the first nine months of 2019, we recognized a loss of $0.5 million as a result of ineffectiveness.

The following table provides additional details related to each of these amended interest rate swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	$25.0	2.111%
Interest rate swap 3	October 1, 2015	$50.0	2.111%

For the three interest rate swap contracts in effect at September 30, 2019, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the nine month periods ended September 30, 2019 and September 30, 2018.

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

In May and July 2019, we entered into additional forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our Credit Facility to its maturity date. These swap contracts will convert the variable interest rate to a fixed interest rate on borrowings under the Credit Facility. The contracts become effective on November 20, 2020 and terminate on September 29, 2022.

The following table provides additional details related to each of these forward-starting interest rate swap contracts:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	July 6, 2016	$150.0	1.1425%
Forward-starting interest rate swap 2	May 7, 2019	$75.0	2.0925%
Forward-starting interest rate swap 3	July 25, 2019	$75.0	1.5500%

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2019	2018
Variable rate debt
Short-term borrowings	$2,116	$321
Current portion of long-term debt:
Australian credit facility	9,724	9,022
Short-term borrowings and current portion of long-term debt	11,840	9,343

Long-term portion:
Revolving credit facility	375,235	417,410
Receivables securitization facility	161,200	155,000
Less: financing costs, net	715	1,050
Long-term debt, net	535,720	571,360
Total debt	$547,560	$580,703

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

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third-party financial institutions. We classify the entire outstanding balance as Long-term debt, net on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets.

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

OVERVIEW

Financial Results

We believe that demand for swimming pool and outdoor living products remains healthy. Favorable weather conditions and outstanding execution by our teams allowed us to deliver solid results for the third quarter of 2019.

Net sales increased 11% to $898.5 million in the third quarter of 2019 compared to $811.3 million in the third quarter of 2018, while base business sales grew 9% compared to the same period last year. During the quarter, sales continued to benefit from strong demand for discretionary products as evidenced by higher sales growth in construction materials and products used in the repair and replacement of in-ground pools. Additionally, sales were favorably impacted approximately 1% from an extra selling day in the third quarter of 2019 compared to the third quarter of 2018.

Gross profit increased 10% to $257.9 million in the third quarter of 2019 from $235.0 million in the same period of 2018. Base business gross profit improved 8% over the third quarter of 2018. Gross margin decreased 30 basis points to 28.7% in the third quarter of 2019 compared to 29.0% in the third quarter of 2018. Gross margin in the third quarter of 2018 reflected benefits from strategic inventory purchases ahead of vendor price increases resulting in a comparative decline in the third quarter of 2019.

Selling and administrative expenses (operating expenses) increased 8% to $153.4 million in the third quarter of 2019 compared to the third quarter of 2018, a portion of which reflects expenses from our most recent acquisitions. Base business operating expenses were up 5% over the comparable 2018 period, reflecting increases in variable labor and freight costs. As a percentage of net sales, base business operating expenses decreased to 16.9% in the third quarter of 2019 compared to 17.6% in the third quarter of 2018.

Operating income for the third quarter of 2019 increased to $104.5 million, up 13% compared to the same period in 2018. Operating margin was 11.6% in the third quarter of 2019 compared to 11.4% in the third quarter of 2018, while base business operating margin improved 40 basis points from the prior year to 11.8% in the third quarter of 2019.

We recorded a $4.5 million, or $0.11 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2019 compared to a tax benefit of $3.3 million, or $0.08 per diluted share, realized in the same period of 2018.

Net income was $79.5 million in the third quarter of 2019 compared to $69.3 million in the third quarter of 2018. Earnings per share increased 17% to $1.95 per diluted share in the three months ended September 30, 2019 compared to $1.66 per diluted share in the same period of 2018. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 16% to $1.84 in the third quarter of 2019 compared to $1.58 in the third quarter of 2018.

References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

As of September 30, 2019, total net receivables, including pledged receivables, increased 7% compared to September 30, 2018, primarily reflecting sales growth. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 29.0 days at September 30, 2019 and 30.2 days at September 30, 2018. Our allowance for doubtful accounts balance was $6.2 million at September 30, 2019 and $5.4 million at September 30, 2018.

Net inventory levels grew 1% compared to levels at September 30, 2018. The increase of $6.2 million in inventory reflects the normalization of inventory levels following prior period inventory purchases ahead of vendor price increases. The inventory reserve was $9.9 million at September 30, 2019 and $8.8 million at September 30, 2018. Our inventory turns, as calculated on a trailing four quarters basis, were 3.2 times at September 30, 2019 and 3.4 times at September 30, 2018.

Total debt outstanding at September 30, 2019 was $547.6 million, down 6% compared to total debt at September 30, 2018. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2018, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

We expect total sales growth for 2019 to approximate 6% to 7%. Unfavorable weather impacts throughout the first half of 2019 led to delayed pool openings, suppressed retail sales and lower construction and remodeling activity. Sales in the third quarter of 2019 returned to expected levels and benefited from favorable weather conditions. We believe that our sales for the fourth quarter of 2019 will continue to benefit from delayed projects depending on our customers’ building capacity, including the availability of labor, and weather.

We expect gross margin for the full year of 2019 to be relatively flat compared to 2018, with second half declines offsetting first half gains and a more significant decline in the fourth quarter given the impact of strategic inventory purchases in the second half of 2018.

We target base business operating expense growth at a rate of approximately 60% of gross profit growth for the year, which we believe will enable us to achieve base business operating margin improvement of approximately 20 to 40 basis points for the full year. Our operating margin has grown 40 basis points through the nine months ended September 30, 2019 compared to September 30, 2018, which positively contributes to our targeted operating margin improvement range. Given the expected decline in gross margin in the fourth quarter resulting from the impact of the 2018 strategic inventory purchases, as well as the impact on operating income from acquired locations, we expect a decline in operating income in the fourth quarter of 2019, but still expect to finish the year with base business operating margin expansion of 20 to 40 basis points.

We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2019 will approximate 25.5%, which is consistent with 2018 and a reduction compared to our historical rate of approximately 38.5% due to the impact of U.S. tax reform.

Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $21.1 million, or $0.52 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2019. We may recognize additional tax benefits related to stock option exercises in the fourth quarter of 2019 from grants that expire in years after 2019. We have not included any expected benefits in our guidance beyond what we have recognized as of September 30, 2019.

Based on our results to date and expectations for the remainder of the year, we have increased and narrowed our annual earnings guidance range from $6.09 to $6.34 per diluted share to $6.20 to $6.40 per diluted share.
Excluding the impact of timing differences from the strategic inventory purchases we made in the second half of 2018, we expect cash provided by operations will approximate net income for the 2019 fiscal year. We anticipate that we may use approximately $150.0 million to $200.0 million in cash for share repurchases over the next year.

RESULTS OF OPERATIONS
As of September 30, 2019, we conducted operations through 372 sales centers in North America, Europe, South America and Australia. For the nine months ended September 30, 2019, approximately 94% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	71.0	70.9	71.1
Gross profit	28.7	29.0	29.1	28.9
Operating expenses	17.1	17.6	17.1	17.2
Operating income	11.6	11.4	12.1	11.7
Interest and other non-operating expenses, net	0.6	0.6	0.7	0.6
Income before income taxes and equity earnings	11.0%	10.8%	11.3%	11.1%

Note: Due to rounding, percentages presented in the table above may not add to Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2019 and 2018 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Net sales	$886,690	$811,006	$11,810	$305	$898,500	$811,311

Gross profit	254,779	234,943	3,152	60	257,931	235,003
Gross margin	28.7%	29.0%	26.7%	19.7%	28.7%	29.0%

Operating expenses	150,054	142,543	3,337	123	153,391	142,666
Expenses as a % of net sales	16.9%	17.6%	28.3%	40.3%	17.1%	17.6%

Operating income (loss)	104,725	92,400	(185)	(63)	104,540	92,337
Operating margin	11.8%	11.4%	(1.6)%	(20.7)%	11.6%	11.4%
In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
W.W. Adcock, Inc. (1)	January 2019	4	July - September 2019
Turf & Garden, Inc. (1)	November 2018	4	July - September 2019

(1)We acquired certain distribution assets of each of these companies.

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

The table below summarizes the changes in our sales center count during the first nine months of 2019:

December 31, 2018	364
Acquired locations	4
New locations, existing markets	7
Closed/consolidated locations	(3)
September 30, 2019	372

Net Sales

	Three Months Ended
	September 30,
(in millions)	2019	2018	Change
Net sales	$898.5	$811.3	$87.2	11%

Net sales increased 11% in the third quarter of 2019 compared to the third quarter of 2018, with base business sales up 9% compared to the same period last year. Disciplined execution by our teams, coupled with favorable weather conditions, drove these results. In the third quarter of 2019, we observed above average temperatures in most of the contiguous United States and below average precipitation in the southern United States, which benefited overall swimming pool industry growth.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials (see discussion below);
•market share gains, particularly in building materials and commercial products (see discussion below); and
•inflationary product cost increases (estimated at approximately 2% above our historical average of 1% to 2%).

Additionally, sales were favorably impacted approximately 1% from an extra selling day in the third quarter of 2019 compared to the third quarter of 2018.

We believe that higher sales growth rates for certain product offerings, such as equipment and building materials, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the third quarter of 2019, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased 13% compared to the same period last year. These products collectively represented approximately 26% of net sales for the period. Sales of building materials grew 10% compared to the third quarter of 2018 and represented approximately 11% of net sales in the third quarter of 2019.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 5% of our consolidated net sales for the third quarter of 2019 and increased 17% compared to the third quarter of 2018.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2019	2018	Change
Gross profit	$257.9	$235.0	$22.9	10%
Gross margin	28.7%	29.0%

Gross margin in the third quarter of 2018 reflected benefits from strategic inventory purchases ahead of vendor price increases resulting in a comparative decline in the third quarter of 2019.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2019	2018	Change
Operating expenses	$153.4	$142.7	$10.7	8%
Operating expenses as a % of net sales	17.1%	17.6%

Operating expenses increased 8% in the third quarter of 2019 compared to the third quarter of 2018, with base business operating expenses up approximately 5% compared to the same period last year, reflecting increases in variable labor and freight costs. Operating expense growth was also impacted approximately 1% from an extra selling day in the third quarter of 2019 compared to the third quarter of 2018 and 1% from incremental costs incurred related to the opening of new locations.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2019 increased $0.6 million compared to the third quarter of 2018. The increase reflects higher average debt levels and higher average interest rates between periods. Our weighted average effective interest rate increased to 3.4% for the third quarter of 2019 from 3.3% for the third quarter of 2018 on higher average outstanding debt of $568.3 million versus $566.2 million for the respective periods.

Income Taxes

Our effective income tax rate was 19.8% for the three months ended September 30, 2019 compared to 20.8% for the three months ended September 30, 2018. We recorded a $4.5 million tax benefit from ASU 2016-09 in the quarter ended September 30, 2019 compared to a benefit of $3.3 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 24.3% for the third quarter of 2019 and 24.6% for the third quarter of 2018. Our third quarter effective income tax rate is typically lower compared to other quarters due to the timing of our accounting for uncertain tax positions, including the expiration of statutes of limitations.

Net Income and Earnings Per Share

Net income increased 15% to $79.5 million in the third quarter of 2019 compared to the third quarter of 2018. Earnings per diluted share increased to $1.95 in the third quarter of 2019 versus $1.66 per diluted share for the comparable 2018 period. The benefit from ASU 2016-09 increased diluted earnings per share by $0.11 in the third quarter of 2019 and $0.08 in the third quarter of 2018. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 16% to $1.84 in the third quarter of 2019 compared to $1.58 in the third quarter of 2018.

Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,
	2019	2018	2019	2018	2019	2018
Net sales	$2,577,429	$2,451,101	$39,854	$3,914	$2,617,283	$2,455,015

Gross profit	751,933	708,828	10,942	904	762,875	709,732
Gross margin	29.2%	28.9%	27.5%	23.1%	29.1%	28.9%

Operating expenses	436,461	420,187	10,966	1,625	447,427	421,812
Expenses as a % of net sales	16.9%	17.1%	27.5%	41.5%	17.1%	17.2%

Operating income (loss)	315,472	288,641	(24)	(721)	315,448	287,920
Operating margin	12.2%	11.8%	(0.1)%	(18.4)%	12.1%	11.7%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
W.W. Adcock, Inc. (1)	January 2019	4	January - September 2019
Turf & Garden, Inc. (1)	November 2018	4	January - September 2019
Tore Pty. Ltd. (Pool Power) (1)	January 2018	1	January - April 2019 and January - April 2018
Chem Quip, Inc. (1)	December 2017	5	January - March 2019 and January - March 2018
Intermark	December 2017	1	January - February 2019 and January - February 2018

(1)We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2018, please refer to the discussion under the heading Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Change
Net sales	$2,617.3	$2,455.0	$162.3	7%

Net sales for the first nine months of 2019 increased 7% compared to the same period last year, with most of this growth resulting from a 5% improvement in base business sales. Unfavorable weather impacts in early 2019 led to delayed pool openings and lower construction and remodeling activity. In the second quarter of 2019, record rainfall and cooler temperatures in three of our four largest markets, California, Texas and Arizona, hindered our sales growth. Favorable weather conditions in the third quarter of 2019 benefited overall swimming pool industry growth. Strong demand and above average temperatures in the third quarter of 2019 positively impacted net sales and allowed us to serve the pent-up demand from earlier in the year.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials (see discussion below);
•market share gains, particularly in building materials and commercial products (see discussion below);
•inflationary product cost increases (estimated at approximately 2% above our historical average of 1% to 2%).

In addition, unfavorable currency exchange rate fluctuations negatively impacted our sales growth by 1%.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first nine months of 2019, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 6% compared to the same period last year. These products collectively represented 26% of net sales in the first nine months of 2019. Sales of building materials grew 9% compared to the first nine months of 2018 and represented approximately 12% of net sales in the first nine months of 2019.

Sales to customers who service large commercial swimming pools such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 5% of our consolidated net sales in the first nine months of 2019 and increased 9% compared to the same period in 2018.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Change
Gross profit	$762.9	$709.7	$53.2	7%
Gross margin	29.1%	28.9%

The increase in gross margin reflects benefits from prior period strategic inventory purchases realized in the first half of 2019, which were partially offset by declines in the third quarter of 2019.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2019	2018	Change
Operating expenses	$447.4	$421.8	$25.6	6%
Operating expenses as a % of net sales	17.1%	17.2%

For the first nine months of 2019, operating expenses increased 6% over the same period last year, with base business operating expenses up 4%. The increase in operating expenses reflects expense growth of 1% related to growth-driven increases in labor expenses and increased facility costs from new locations, as well as expense growth from higher labor costs at existing locations and an overall increase in freight-related expenses. Conversely, currency exchange rate fluctuations offset expense growth by 1%.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2019 increased $4.1 million compared to the same period last year. The increase reflects higher average debt levels and higher average interest rates between periods. Our weighted average effective interest rate increased to 3.5% for the first nine months of 2019 from 3.2% for the same period of 2018 on average outstanding debt of $631.1 million versus $569.5 million for the respective periods.

Income Taxes

Our effective income tax rate was 18.0% for the nine months ended September 30, 2019 compared to 20.5% for the nine months ended September 30, 2018. We recorded a $21.1 million tax benefit from ASU 2016-09 in the nine months ended September 30, 2019 compared to a benefit of $13.9 million realized in the same period of 2018. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.1% for the nine months ended September 30, 2019 and 25.5% for the nine months ended September 30, 2018.

Net Income and Earnings Per Share

Net income increased 12% to $243.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018. Earnings per diluted share increased to $5.97 for the nine months ended September 30, 2019 versus $5.20 per diluted share for the nine months ended September 30, 2018. The benefit from ASU 2016-09 increased diluted earnings per share by $0.52 in the nine months ended September 30, 2019 and $0.33 in the nine months ended September 30, 2018. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 12% to $5.45 in the nine months ended September 30, 2019 compared to $4.87 in the nine months ended September 30, 2018.

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

The following table presents certain unaudited quarterly data for the first three quarters of 2019, the four quarters of 2018 and the fourth quarter of 2017.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2019			2018				2017
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$898,500	$1,121,328	$597,456	$543,082	$811,311	$1,057,804	$585,900	$510,183
Gross profit	257,931	330,314	174,631	160,442	235,003	308,655	166,073	145,398
Operating income	104,540	172,523	38,386	25,970	92,337	162,042	33,541	17,259
Net income	79,525	131,390	32,637	16,811	69,261	117,049	31,339	25,665

Balance Sheet Data
Total receivables, net	$307,798	$417,126	$313,127	$207,801	$287,773	$404,415	$314,596	$196,265
Product inventories, net	616,217	694,447	815,742	672,579	609,983	606,583	703,793	536,474
Accounts payable	214,309	342,335	472,487	237,835	204,706	300,232	467,795	245,249
Total debt	547,560	692,337	698,977	666,761	580,703	657,120	568,110	519,650

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2019 and 2018 Results

Above average temperatures and below average precipitation throughout most of the country in the third quarter of 2019 positively impacted results for the quarter. In the contiguous United States, September tied with 2015 as the second warmest on record. Throughout the quarter, the southern United States and Ohio Valley benefited from dry conditions. Despite some weather events, including Hurricane Dorian in Florida and Tropical Storm Imelda in southeast Texas, these markets delivered favorable results in the third quarter of 2019. Conversely, bouts of severe weather, including Hurricane Florence, elevated rainfall in Texas and wildfires in California, adversely impacted results for the third quarter of 2018.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity is defined as the ability to generate adequate amounts of cash to meet short-term and long-term cash needs. We assess our liquidity in terms of our ability to generate cash to fund our operating activities, taking into consideration the seasonal nature of our business. Significant factors which could affect our liquidity include the following:

•cash flows generated from operating activities;
•the adequacy of available bank lines of credit;
•the quality of our receivables;
•acquisitions;
•dividend payments;
•capital expenditures;
•changes in income tax laws and regulations;
•the timing and extent of share repurchases; and
•the ability to attract long-term capital with satisfactory terms.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent debt structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

•capital expenditures primarily for maintenance and growth of our sales center structure, technology-related investments and fleet vehicles;
•strategic acquisitions executed opportunistically;
•payment of cash dividends as and when declared by our Board of Directors (Board);
•repayment of debt to maintain an average total leverage ratio (as defined below) between 1.5 and 2.0; and
•repurchases of our common stock under our Board-authorized share repurchase program.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2019	2018
Operating activities	$243,253	$51,260
Investing activities	(35,839)	(28,554)
Financing activities	(187,734)	(17,339)

Cash provided by operating activities increased $192.0 million during the first nine months of 2019 compared to the first nine months of 2018. The strategic inventory purchases that we made in the latter half of 2018 negatively impacted our September 30, 2018 cash flows due to timing differences that reversed in 2019.
Cash used in investing activities for the first nine months of 2019 increased compared to the first nine months of 2018 primarily due to the acquisition of W.W. Adcock, Inc., which we completed in January 2019.
Cash used in financing activities was $187.7 million for the first nine months of 2019 compared to $17.3 million for the first nine months of 2018, which primarily reflects increased payments on our revolving line of credit.

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
At September 30, 2019, there was $375.2 million outstanding, a $4.8 million standby letter of credit outstanding and $370.0 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on the Credit Facility. Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the Credit Facility.
As of September 30, 2019, we had three interest rate swap contracts in place that became effective on October 19, 2016. As amended, these swap contracts convert the Credit Facility’s variable interest rate to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. These interest rate swap contracts will terminate on November 20, 2019.
In July 2016, we entered into a forward-starting interest rate swap contract, which will convert the Credit Facility’s variable interest rate to a fixed rate of 1.1425% on a notional amount of $150.0 million. The contract becomes effective on November 20, 2019 and terminates on November 20, 2020.
In May and July 2019, we entered into additional forward-starting interest rate swap contracts, which will convert the variable interest rate to fixed interest rates of 2.0925% and 1.5500%, respectively, on notional amounts of $75.0 million each. These contracts become effective on November 20, 2020 and terminate on September 29, 2022, the maturity date of the Credit Facility.
The weighted average effective interest rate for the Credit Facility as of September 30, 2019 was approximately 3.2%, excluding commitment fees.
Financial covenants on the Credit Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio.  As of September 30, 2019, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2019, our average total leverage ratio equaled 1.69 (compared to 1.76 as of June 30, 2019) and the TTM average total debt amount used in this calculation was $647.7 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2019, our fixed charge ratio equaled 5.30 (compared to 5.19 as of June 30, 2019) and TTM Rental Expense was $59.6 million.
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
Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and May 31, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $95.0 million to $280.0 million throughout the remaining months of the year.
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
At September 30, 2019, there was $161.2 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.8%, excluding commitment fees.
Compliance and Future Availability
As of September 30, 2019, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2018 Annual Report on Form 10-K.
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
As of October 25, 2019, $249.2 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

CRITICAL ACCOUNTING ESTIMATES
We prepare our Consolidated Financial Statements in accordance with U.S. generally accepted accounting principles (GAAP), which require management to make estimates and assumptions that affect reported amounts and related disclosures. Management identifies critical accounting estimates as:
•those that require the use of assumptions about matters that are inherently and highly uncertain at the time the estimates are made; and
•those for which changes in the estimates or assumptions, or the use of different estimates and assumptions, could have a material impact on our consolidated results of operations or financial condition.
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2018 Annual Report on Form 10-K.  We have not changed these policies from those previously disclosed.

Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the nine months ended September 30, 2019 from what we reported in our 2018 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2018 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the nine months ended September 30, 2019 from what we reported in our 2018 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2018 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2019, our disclosure controls and procedures were effective.
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

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. While the outcome of any litigation is inherently unpredictable, based on currently available facts, we do not believe that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2018 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
July 1-31, 2019	478	$191.15	—	$249,200,474
August 1 - 31, 2019	—	$—	—	$249,200,474
September 1 - 30, 2019	—	$—	—	$249,200,474
Total	478	$191.15	—
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 478 shares surrendered for this purpose in the third quarter of 2019.
(2)In May 2019, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.
(3)As of October 25, 2019, $249.2 million of the authorized amount remained available under our current share repurchase program.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	2/8/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and nine months ended September 30, 2019 and September 30, 2018;
2.Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2019 and September 30, 2018;
3.Consolidated Balance Sheets at September 30, 2019, December 31, 2018 and September 30, 2018;
4.Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2019 and
September 30, 2018;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2019 and September 30, 2018; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2019.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant