Form 10-K
period 2019-12-31
POOL CORP
filed 2020-02-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 28, 2019 was $7,370,295,585.
As of February 21, 2020, there were 40,191,526 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 26, 2020 for the
Annual Meeting to be held on April 29, 2020, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may be referred to as we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the leading distributors of irrigation and landscape products in the United States. Our vision is to become the best worldwide distributor of outdoor living products that enhance the quality of outdoor home life. The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2019, we operated 373 sales centers in North America, Europe and Australia through our four distribution networks:

•SCP Distributors (SCP);
•Superior Pool Products (Superior);
•Horizon Distributors (Horizon); and
•National Pool Tile (NPT).

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

Favorable demographic and socioeconomic trends have positively impacted our industry and we believe these trends will continue to do so in the long term.  These favorable trends include the following:

•long-term growth in housing units in warmer markets due to the population migration toward the southern United States, where use of the outdoor home environment is more prevalent and extends longer throughout the year;
•increased homeowner spending on outdoor living spaces for relaxation and entertainment;
•consumers bundling the purchase of a swimming pool and other products, with new irrigation systems, landscaping and improvements to outdoor living spaces often being key components to both pool installations and remodels; and
•consumers using more automation and control products, higher quality materials and other pool features that add to our sales opportunities over time.

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

We believe that the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impacted consumer discretionary spending including pool construction and major replacement and refurbishment activities.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2018 P.K. Data, Inc. reports):

The replacement and refurbishment market currently accounts for close to 25% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling, is driven by the aging of the installed base of pools. The timing of these types of expenditures is more sensitive to economic factors including home values, single-family home sales and consumer confidence that impact consumer spending compared to the maintenance and minor repair market.

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

The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize similar long-term growth rates. Irrigation system installations often occur in tandem with new single-family home construction making it more susceptible to economic variables that drive new home sales. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the housing market. The irrigation and landscape distribution business serves both residential and commercial markets, with the majority of sales related to the residential market.  Irrigation accounts for approximately 35% - 40% of total spending in the industry, with the remaining 60% - 65% of spending related to landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories.

Our NPT network primarily serves the swimming pool market but does provide some overlap with the irrigation and landscape industries as we offer our market-leading brand of pool tile, composite pool finish products and hardscapes. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation and landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. In addition to our 17 standalone NPT sales centers, we currently have over 100 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products. We also offer virtual tools for homeowners to shop, select and design their pool and outdoor environments, working with their chosen contractors to install these products. We believe our showrooms, local stocking of products and virtual support provide us with a competitive advantage in these categories. Given the more discretionary nature of these products, this business is more sensitive to external market factors compared to our business overall.

Economic Environment

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments, equipment replacement, landscaping projects and outdoor living space renovations.

We believe that over the long term, single-family housing turnover and home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time.  We also believe that homeowners’ access to consumer credit is a critical factor enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment levels. Contractor labor availability has also become an issue in recent years, limiting our customers’ ability to fully meet consumer construction and renovation demand.

The post-recession market environment from 2010 to 2019 has been characterized by steady economic expansion, the cautious recovery of consumer spending, modest housing recovery and low inflation. However, in terms of homeowners investing in their existing homes, discretionary expenditures, including backyard renovations, have flourished over this time period with steady increases in home values and lack of affordable new homes prompting homeowners to stay in their homes longer and upgrade their home environments, including their backyard. While we estimate that new pool construction increased to approximately 80,000 new units in 2019, construction levels are still down approximately 65% compared to peak historical levels and down approximately 50% from what we consider normal levels. An average of approximately 170,000 new units per year were built in the years leading up to the recession. We expect that new pool and irrigation construction levels will continue to grow incrementally, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate greater growth over the next several years.

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

Considering the factors discussed above, we believe we will realize annual sales growth rates of approximately 6% to 8% over the next five years.

Business Strategy and Growth

Our mission is to provide exceptional value to our customers and suppliers, creating exceptional return to our shareholders, while providing exceptional opportunities to our employees.  Our core strategies are as follows:

•to promote the growth of our industry;
•to promote the growth of our customers’ businesses; and
•to continuously strive to operate more effectively.

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include digital and media advertising, industry-oriented website development such as www.swimmingpool.com® and www.hottubs.com® and other digital marketing initiatives.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business, including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 100 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry. We also act as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations. We strive to create capacity with business to business development tools and execution to ensure best-in-class service and value creation for our customers and suppliers. In particular, we have developed the Pool360 and Horizon 24/7 platforms that help our customers be more productive by allowing them to get pricing, check availability, enter orders and make payments online while leveraging our customer service staff resources, particularly during peak business periods. These tools not only offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes as well, but they also provide our customers graphical catalog presentation in the same platform. We are also actively making improvements to our sales centers and warehouses, including improved showroom layouts, sales center merchandising and velocity slotting. Velocity slotting uses technology to identify fast moving, high velocity items, which are then color-coded and placed in an easily accessible location to create efficiencies for both our employees and customers. In addition to these initiatives, we strive to expand our Pool Corporation-branded products and exclusive brand offerings and to continue to emphasize an Employer of Choice culture.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers depending on our market presence and capacity. For additional information regarding our new sales center openings, acquisitions and closures/consolidations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 2 of “Notes to Consolidated Financial Statements,” included in this Form 10-K.

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

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past 10 years, although we experienced inflation above our historical average in 2019.  We generally pass industry price increases through our supply chain and may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing.  We estimate that annual price inflation between 2017 and 2018 was consistent with the ten-year average. In 2018, several manufacturers announced and implemented a mid-season price increase to offset raw material, transportation and labor inflation, which resulted in price inflation that was approximately 2% above the historical range as we sold through the products in 2019. We anticipate a return to the historical average in 2020.

Customers and Products

We serve roughly 120,000 customers. No single customer accounted for 10% or more of our sales in 2019. Most of our customers are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores, and certain specialty and internet retailers.

We provide extended payment terms to qualified customers for sales under early buy programs. The extended terms usually require payments in equal installments in April, May and June or May and June depending on geographic location. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Allowance for Doubtful Accounts” for additional information.

We sell our products primarily to the following types of customers:

•swimming pool remodelers and builders;
•specialty retailers that sell swimming pool supplies;
•swimming pool repair and service businesses;
•irrigation construction and landscape maintenance contractors; and
•commercial customers who service large commercial installations such as hotels, universities and community recreational facilities.

We conduct our operations through 373 sales centers in North America, Europe and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 52% of our 2019 net sales.  In 2019, we generated approximately 94% of our sales in North America (including Canada and Mexico), 5% in Europe and 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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

We offer our customers more than 200,000 manufacturer and Pool Corporation-branded products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and related products and other pool construction and recreational products is the most comprehensive in the industry. We sell the following types of products:

•maintenance products, such as chemicals, supplies and pool accessories;
•repair and replacement parts for pool equipment, such as cleaners, filters, heaters, pumps and lights;
•fiberglass pools and spas and packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;
•pool equipment and components for new pool construction and the remodeling of existing pools;
•irrigation and related products, including irrigation system components and professional lawn care equipment and supplies;
•building materials, such as concrete, plumbing and electrical components, both functional and decorative pool surfaces, decking materials, tile, hardscapes and natural stone, used for pool installations and remodeling;
•commercial products, including American Society of Material Engineers (ASME) heaters, safety equipment, and commercial pumps and filters; and
•other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as spas, grills and components for outdoor kitchens, that enhance consumers’ use and enjoyment of outdoor living spaces.

We currently have over 600 product lines and approximately 50 product categories. Based on our 2019 product classifications, sales for our pool and spa chemicals product category represented approximately 12% of total net sales for 2019, 2018 and 2017. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

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

Recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps sold for swimming pools must be variable speed by July 2021. We expect to see minimal impact from this change until mid-way through the 2021 season. New product technology provides opportunities not only for improved energy efficiency but also new enticements for leisure activities. Smart controls provide growth opportunities as most existing swimming pools run on mechanical time clocks. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. Robotic cleaners offer consumers a more efficient option for maintaining their swimming pools. We see each of these developments as significant growth opportunities.

We offer a growing selection of energy efficient and environmentally preferred products, which supports sustainability and helps our customers save energy, water and money. Our green technology products include variable speed pumps, LED pool and spa lights and high-efficiency heat pumps. We are committed to sustainable business practices, which includes products that we offer to our customers, our sourcing activities, our employment practices and our involvement within the communities in which we do business. We believe these efforts continue to be successful in creating value for our customers, shareholders, employees, suppliers and communities.

Over the last several years, we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who service large commercial installations such as hotels, universities and community recreational facilities. While we are leveraging our existing networks and relationships to grow this market, in 2017, we also acquired Lincoln Equipment, Inc., a national distributor of equipment and supplies to commercial and institutional swimming pool customers.

In 2019, the sale of maintenance and minor repair products (non-discretionary) accounted for almost 60% of our sales and gross profits while just over 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools (partially discretionary). During the economic downturn, which spanned from late 2006 to early 2010 and reached its low point in 2009, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction and deferred remodeling and replacement activity. The current trend reflects a partial shift back toward a greater percentage of our sales coming from major refurbishment and replacement products due to the recovery of these activities since levels reached their historic low point in 2009.

Post-2009, we experienced product and customer mix changes, including a shift in consumer spending to some higher value, lower margin products such as variable speed pumps and high efficiency heaters. These products positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives, including growth in our higher margin private label and exclusive products (PLEX) and our expansion of building materials product offerings, have helped offset these gross margin declines and will lead to somewhat flat gross margin trends over the next few years.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily to offer our customers a choice of distinctive product selections, locations and service personnel.

We distribute irrigation and related products through our Horizon network and tile, decking materials and interior pool finish products through our NPT network, as well as through SCP and Superior networks. We evaluate our sales centers based on their performance relative to predetermined standards that include both financial and operational measures.  Our corporate support groups provide our field operations with various services, such as developing and coordinating customer and vendor related programs, human resources support, information systems support and expert resources to help them achieve their goals.  We believe our incentive programs and feedback tools, along with the competitive nature of our internal networks, stimulate and enhance employee performance.

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

We also operate four centralized shipping locations (CSLs) in the United States that redistribute products we purchase in bulk quantities to our sales centers or, in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of traditional swimming pool, irrigation and landscape products and related construction products.

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

Our preferred vendor program encourages our distribution networks to stock and sell products from a smaller number of vendors offering the best overall terms and service to optimize profitability and shareholder return.  We also work closely with our vendors to develop programs and services to better meet the needs of our customers and to concentrate our inventory investments.  These practices, together with a more comprehensive service offering, have positively impacted our selling margins and our returns on inventory investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Vendor Programs,” for additional information.

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 9% and 8%, respectively, of the cost of products we sold in 2019.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and the only truly national wholesale distributor focused on the swimming pool industry in the United States.  We are also one of the leading distributors of irrigation and landscape products in the United States.  We face intense competition from many regional and local distributors in our markets and from one national wholesale distributor of landscape supplies.  We also face competition, both directly and indirectly, from mass market retailers (both store-based and internet) and large pool supply retailers who primarily buy directly from manufacturers.

Some geographic markets we serve, particularly the four largest and higher pool density markets of California, Texas, Florida and Arizona, have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and irrigation and landscape supply distribution are:

•the breadth and availability of products offered;
•the quality and level of customer service, including ease of ordering and product delivery;
•the breadth and depth of sales and marketing programs;
•consistency and stability of business relationships with customers and suppliers;
•competitive product pricing; and
•geographic proximity to the customer.

We believe that we generally compete favorably with respect to each of these factors.

Seasonality and Weather

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are substantially lower during the first and fourth quarters. In 2019, we generated approximately 63% of our net sales and 81% of our operating income in the second and third quarters of the year.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the late spring and summer, primarily because extended terms offered by our suppliers are typically payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation and lawn care products
	•	Fewer pool and irrigation and landscaping
installations

Unseasonably cool weather or extraordinary amounts	•	Decreased purchases of chemicals and supplies
of rain	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling	•	A longer pool and landscape season, thus positively
trends in fall		impacting our sales
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling	•	A shorter pool and landscape season, thus negatively
trends in fall		impacting our sales
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2019 and 2018, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Employees

We employed approximately 4,500 people at December 31, 2019. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand.

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

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$2,911,772	$2,720,077	$2,545,270
International	287,745	278,020	242,918
	$3,199,517	$2,998,097	$2,788,188

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal year ends (in thousands):

	December 31,
	2019	2018	2017
United States	$105,170	$100,905	$95,659
International	7,076	6,059	5,280
	$112,246	$106,964	$100,939

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

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives and industry, general economic and other forecasts of trends, future dividend payments, share repurchases and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statement include the following:

The demand for our swimming pool, irrigation, landscape and related outdoor living products may be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool, irrigation, landscape and related outdoor living products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance and repair products and certain replacement and refurbishment products are required to maintain existing swimming pools, and each currently account for approximately 60% and 25% of net sales related to our swimming pool business; however, the growth in this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2019, we generated approximately 63% of our net sales and 81% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use, installation and maintenance, as well as decreased irrigation installations. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events, such as hurricanes and tropical storms, may impact our ability to deliver our services or cause damage to our facilities. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

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

Our largest suppliers are Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 9% and 8%, respectively, of the costs of products we sold in 2019. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations or if we lose a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers, we may experience increased supply costs or may experience delays in establishing replacement supply sources that meet our quality and control standards.

We depend on a global network of suppliers to source our products, including our own branded products and products we have exclusive distribution rights to. Product quality, warranty claims or safety concerns could negatively impact our sales and expose us to litigation.

We rely on manufacturers and other suppliers to provide us with the products we distribute. As we increase the number of Pool Corporation and Pool Systems Pty. Ltd. branded products we distribute, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors as they compete against our customers for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their needs directly from manufacturers, and to a lesser extent with internet retailers, as they purchase the majority of their needs from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 52% of our net sales in 2019.

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

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings and acquisitions that have increased our size, scope and geographic distribution. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

•penetrate new markets;
•generate sufficient cash flows to support expansion plans and general operating activities;
•obtain financing;
•identify appropriate acquisition candidates and successfully integrate acquired businesses;
•maintain favorable supplier arrangements and relationships; and
•identify and divest assets which do not continue to create value consistent with our objectives.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected.

The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety and other governmental regulations.

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

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemicals. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 9% of our total net sales in 2019, expose us to certain additional risks, including:

•difficulty in staffing international subsidiary operations;
•different political economic and regulatory conditions;
•local laws and customs;
•currency fluctuations;
•adverse tax consequences; and
•dependence on other economies.

For foreign-sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products. There is also a greater risk that we may not be able to access products in a timely and efficient manner. Fluctuations in other factors relating to international trade, such as tariffs, transportation costs and inflation are additional risks for our international operations.

Changes in tax laws and accounting standards related to tax matters have caused, and may in the future cause, fluctuations in our effective tax rate.

Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations and changes in accounting standards and guidance related to tax matters may cause fluctuations in our effective tax rate. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

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

We rely on information technology systems to support our business operations. A significant disturbance or breach of our technological infrastructure could adversely affect our financial condition and results of operations. Additionally, failure to maintain the security of confidential information could damage our reputation and expose us to litigation.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, financial reporting, collections and cost management.  Our ability to operate effectively on a day-to-day basis and accurately report our results depends on a solid technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms or other malicious acts, as well as human error, could also potentially disrupt our operations or result in a significant interruption in the delivery of our goods and services.

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
Our numerous procedures and protocols designed to mitigate cybersecurity risks (including processes to timely notify appropriate personnel for assessment and resolution and company-wide training programs), our investments in information technology security and our updates to our business continuity plan may not prevent or effectively mitigate adverse consequences from cybersecurity risks. The failure to maintain security over and prevent unauthorized access to our data, our customers’ personal information, including credit card information, or data belonging to our suppliers, could put us at a competitive disadvantage. Such a breach could result in damage to our reputation and subject us to potential litigation, liability, fines and penalties, resulting in a possible material adverse impact on our financial condition and results of operations.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

Borrowings under our unsecured syndicated senior credit facility, term facility, accounts receivable securitization facility and our derivatives instruments are indexed to the London Inter-bank Offering Rate (“LIBOR”). In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternative reference rate. Although the full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of a replacement rate for LIBOR, remains unclear, these changes may have an adverse impact on our financing costs and any floating rate indebtedness we may incur.

A terrorist attack or the threat of a terrorist attack could have a material adverse effect on our business.

Discretionary spending on leisure product offerings such as ours is generally adversely affected during times of economic or political uncertainty. The potential for terrorist attacks, the national and international responses to terrorist attacks and other acts of war or hostility could create these types of uncertainties and negatively impact our business for the short or long term in ways that cannot presently be predicted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own five sales center facilities in Florida, two in Texas, one in Alabama, one in California, one in Georgia and one in Tennessee. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2019, we had nine leases with remaining terms longer than seven years that expire between 2027 and 2032.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2019:

Network	12/31/18	New Locations	Closed/Consolidated Locations (1)	Acquired Locations	12/31/19
SCP	170	5	(2)	3	176
Superior	70	1	—	1	72
Horizon	67	1	(1)	—	67
NPT (2)	17	—	—	—	17
Total Domestic	324	7	(3)	4	332
SCP International	40	2	(1)	—	41
Total	364	9	(4)	4	373

(1)Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.
(2)In addition to the stand-alone NPT sales centers, there are over 100 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2019:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	29	25	17	6	77
Texas	22	5	16	6	49
Florida	36	5	4	1	46
Arizona	7	7	9	2	25
Georgia	7	2	—	1	10
Nevada	2	3	3	—	8
Tennessee	5	3	—	—	8
North Carolina	4	2	1	—	7
Pennsylvania	5	1	—	1	7
Virginia	3	1	3	—	7
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
New York	6	—	—	—	6
Indiana	2	3	—	—	5
Louisiana	5	—	—	—	5
Oregon	1	—	4	—	5
Colorado	—	2	2	—	4
Illinois	3	1	—	—	4
Missouri	3	1	—	—	4
New Jersey	2	2	—	—	4
Ohio	2	2	—	—	4
South Carolina	3	1	—	—	4
Arkansas	3	—	—	—	3
Idaho	1	—	2	—	3
Oklahoma	2	1	—	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	—	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	176	72	67	17	332
International
Canada	15	—	—	—	15
France	7	—	—	—	7
Australia	6	—	—	—	6
Mexico	4	—	—	—	4
Portugal	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	41	—	—	—	41
Total	217	72	67	17	373

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.”  On February 21, 2020, there were approximately 440 holders of record of our common stock.

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board of Directors (our Board) has increased the dividend amount fourteen times, including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2019.  Our Board may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total shareholder return on our common stock for the last five fiscal years with the total return on the S&P MidCap 400 Index and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2014 and the reinvestment of all dividends. We believe the S&P MidCap 400 Index includes companies with market capitalizations comparable to ours. Additionally, we chose the S&P MidCap 400 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Pool Corporation	$100.00	$129.12	$168.97	$212.53	$246.47	$356.16
S&P MidCap 400 Index	100.00	97.82	118.11	137.30	122.08	154.07
Nasdaq Index	100.00	106.96	116.45	150.96	146.67	200.49

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2019:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2019	—	$—	—	$249,200,474
November 1 – November 30, 2019	—	$—	—	$249,200,474
December 1 – December 31, 2019	—	$—	—	$249,200,474
Total	—	$—	—

(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were no shares surrendered for this purpose in the fourth quarter of 2019.
(2)In May 2019, our Board authorized an additional $200.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.
(3)As of February 21, 2020, our total authorization remaining was $249.2 million.

Item 6.  Selected Financial Data

The table below sets forth selected financial data from the Consolidated Financial Statements. You should read this information in conjunction with the discussions in Item 7 of this Form 10-K and with the Consolidated Financial Statements and accompanying Notes in Item 8 of this Form 10-K.

(in thousands, except per share data)	Year Ended December 31,
	2019 (1)	2018 (1)	2017 (1)	2016	2015
Statement of Income Data
Net sales	$3,199,517	$2,998,097	$2,788,188	$2,570,803	$2,363,139
Operating income	341,246	313,889	284,371	255,859	216,222
Net income	261,575	234,461	191,339	148,603	128,224
Net income attributable to Pool Corporation	261,575	234,461	191,633	148,955	128,275
Earnings per share:
Basic	$6.57	$5.82	$4.69	$3.56	$2.98
Diluted	$6.40	$5.62	$4.51	$3.47	$2.90
Cash dividends declared per common share	$2.10	$1.72	$1.42	$1.19	$1.00

Balance Sheet Data
Working capital (4)	$582,722	$609,634	$460,682	$399,337	$356,899
Total assets (2), (4)	1,483,266	1,240,871	1,101,062	994,095	934,361
Total debt (2)	511,407	666,761	519,650	438,042	328,045
Stockholders’ equity	410,180	223,590	223,146	205,210	255,743

Other
Base business sales growth (3)	5%	7%	7%	7%	5%
Number of sales centers	373	364	351	344	336

(1)Our Net income and Net income attributable to Pool Corporation in 2019, 2018 and 2017 were impacted by both U.S. tax reform and Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. In the first quarter of 2017, we adopted ASU 2016-09, which requires us to recognize all excess tax benefits or deficiencies related to share-based compensation as a component of our income tax provision on our Consolidated Statements of Income, rather than a component of stockholders’ equity on our Consolidated Balance Sheets. This adoption benefited our Net income and Net income attributable to Pool Corporation by $23.5 million in 2019, $15.3 million in 2018 and $12.6 million in 2017. As a result of U.S. tax reform, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflects re-measurement of our net deferred tax liability. No such tax benefits were applicable in prior years.
(2)Upon adoption of Accounting Standards Update 2015-03, Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs, we now include financing costs, net of accumulated amortization as a component of long-term debt. For comparability across all periods presented on our Consolidated Balance Sheets, we reclassified certain amounts from Other assets, net in 2015 to Long-term debt, net to conform to our 2019 through 2016 presentation.
(3)For a discussion regarding our calculation of base business sales, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - RESULTS OF OPERATIONS,” of this Form 10-K.
(4)On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842) and all the related amendments. The adoption of ASU 2016-02 significantly increased assets and liabilities on our Consolidated Balance Sheet as we recorded a right-of-use asset and corresponding liability for each of our existing operating leases. We elected to apply the practical expedient that allows us to exclude comparative presentation; thus, we did not restate our prior period balance sheets to reflect the new guidance. For additional information, see Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2019 FINANCIAL OVERVIEW

Financial Results

We achieved favorable results in 2019 despite inclement weather throughout much of the first half of the year. Our focus on market share gains and capacity creation allowed us to capitalize on our competitive advantages and deliver solid results.

Net sales increased 7% to a record high of $3.2 billion for the year ended December 31, 2019 compared to $3.0 billion in 2018. Base business sales increased 5%, driven by our continued expansion in commercial and building material products as well as healthy demand for discretionary products, such as construction materials and products used in the remodel and replacement of in-ground pools.

Gross profit reached a record $924.9 million for the year ended December 31, 2019, a 6% increase over gross profit of $870.2 million in 2018. Gross margin was relatively flat year-over-year at 28.9% in 2019 compared to 29.0% in 2018, with base business gross margin at 29.0% in both years.

Selling and administrative expenses (operating expenses) increased 5% to $583.7 million in 2019, up from $556.3 million in 2018, with base business operating expenses up 3% over 2018. The increase in base business operating expenses was primarily attributable to higher growth-driven labor and freight expenses, as well as greater facility-related costs.

Operating income for the year increased 9% to $341.2 million, up from $313.9 million in 2018. Operating margin increased to 10.7% in 2019 compared to 10.5% in 2018, while base business operating margin improved 40 basis points to 10.9% in 2019.

We recorded a $23.5 million, or $0.57 per diluted share, benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, for the year ended December 31, 2019 compared to a benefit of $15.3 million, or $0.36 per diluted share, realized in 2018.

Net income increased 12% to a record $261.6 million in 2019 compared to $234.5 million in 2018. Earnings per share increased 14% to a record $6.40 per diluted share compared to $5.62 per diluted share in 2018. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 11% to $5.83 in 2019 compared to $5.26 in 2018.

Financial Position and Liquidity

Cash provided by operations was $298.8 million in 2019, which helped fund the following initiatives:

•quarterly cash dividend payments to shareholders, totaling $83.8 million for the year;
•net capital expenditures of $33.4 million;
•share repurchases, totaling $23.2 million for the year;
•growth in net working capital of $14.2 million; and
•payments of $8.9 million for acquisitions.

Total net receivables, including pledged receivables, increased 9% compared to December 31, 2018, reflective of December sales growth. Our allowance for doubtful accounts was $5.5 million at December 31, 2019 and $6.2 million at December 31, 2018. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 29.0 days at December 31, 2019 and 30.1 days at December 31, 2018.

Inventory levels grew 4% to $702.3 million at December 31, 2019 compared to $672.6 million at December 31, 2018, reflecting normal business growth and inventory from acquired businesses of $10.3 million. Our reserve for inventory obsolescence was $9.0 million at December 31, 2019 compared to $7.7 million at December 31, 2018. Our inventory turns, as calculated on a trailing four quarters basis, were 3.2 times at both December 31, 2019 and December 31, 2018.

Total debt outstanding of $511.4 million at December 31, 2019 decreased $155.4 million, or 23%, compared to December 31, 2018.

Current Trends and Outlook

Market conditions were generally favorable in 2019 tempered by unfavorable weather, which weighed on our results in the first half of 2019. We expect similar favorable market conditions to persist into 2020 and beyond, buoyed by a number of factors.

The post-recession market environment from 2010 to 2019 has been characterized by steady economic expansion, the cautious recovery of consumer spending, modest housing recovery and low inflation. However, in terms of homeowners investing in their existing homes, discretionary expenditures, including backyard renovations, have flourished over this time period with steady increases in home values and lack of affordable new homes prompting homeowners to stay in their homes longer and upgrade their home environments, including their backyard. We expect that new pool and irrigation construction levels will continue to grow incrementally, constrained by availability of construction labor, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate continued growth over the next several years.

Although some constraints exist around residential construction activities, we believe that we are well positioned to take advantage of both the market expansion and the inherent long term growth opportunities in our industry. Additionally, recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps for swimming pools must be variable speed by July 2021. This mandate, coupled with additional product developments and technological advancements, offers further growth opportunities over the next few years.

While we estimate that new pool construction was approximately 80,000 new units in 2019, construction levels are still down approximately 65% compared to peak historical levels and down approximately 50% from what we consider normal levels. Favorable weather plays a role in industry growth by accelerating growth in any given year, expanding the number of available construction days, extending the pool season and pool usage and positively impacting demand for discretionary products. Conversely, unfavorable weather impedes growth. Wetter and cooler-than-normal temperatures throughout the first half of 2019 delayed pool openings and led to lower construction and remodeling activity, although the latter half of the year benefited from relatively normalized weather patterns. In establishing our outlook each year, we base our growth assumptions on normal weather conditions and do not incorporate alternative weather predictions into our guidance.

We established our initial outlook for 2020 based on reasonable expectations of organic market share growth, ongoing leverage of existing investments in our business and continuous process improvements. For 2020, we expect the macroeconomic environment in the United States will be quite similar to 2019. We expect to continue to gain market share through our comprehensive service and product offerings, which we continually diversify through internal sourcing initiatives and expansion into new markets. We also plan to broaden our geographic presence by opening 8 to 10 new sales centers in 2020 and by making selective acquisitions when appropriate opportunities arise.

The following summarizes our outlook for 2020:

•We expect sales growth of 6% to 8%, impacted by the following factors and assumptions:
◦normal weather patterns for 2020, which would result in greater sales growth in the first half of the year than in the second half;
◦continued growth from replacement, remodeling and construction activity and market expansion through newer product and service offerings such as hardscapes and commercial pools;
◦inflationary product cost increases of approximately 1% to 2%; and
◦market share gains.

•We expect relatively neutral gross margin trends for the full year with lower gross margin growth in the first half of 2020 compared to 2019, which benefited from strategic inventory purchases we made in the latter half of 2018, and modestly positive gross margin growth in the second half of the year.

•We expect operating expenses will grow at approximately 60% of the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations, with greater growth in the first half of the year and more modest growth in the back half. The main challenges in achieving this metric include managing people and facility costs in tight labor and real estate markets. However, we continue to see significant opportunity to leverage our existing infrastructure to achieve this goal.

In 2020, we expect our effective tax rate will approximate 25.5%, excluding the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectation. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our December 31, 2019 stock price, we estimate that we have approximately $2.3 million in unrealized excess tax benefits related to stock options that expire and restricted awards that will vest in the first quarter of 2020. We may recognize additional tax benefits related to stock option exercises in 2020 from grants that expire in years after 2020, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $23.5 million benefit in our provision for income taxes for the year ended December 31, 2019 related to ASU 2016-09.

We project that 2020 earnings will be in the range of $6.47 to $6.77 per diluted share, including an estimated $0.06 benefit from ASU 2016-09 during the first quarter of 2020. We expect cash provided by operations will approximate net income for fiscal 2020, and we anticipate that we will use $150.0 million to $200.0 million in cash for share repurchases.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on past due accounts. As we review these past due accounts, we evaluate collectability based on a combination of factors, including:

•aging statistics and trends;
•customer payment history;
•independent credit reports; and
•discussions with customers.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.07% of net sales annually.  Write-offs as a percentage of net sales approximated 0.12% in 2019, 0.07% in 2018 and 0.05% in 2017. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2020.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2019, pretax income would change by approximately $1.1 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2019).

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

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors, including:

•the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center level and on a company-wide basis;
•changes in customer preferences or regulatory requirements;
•seasonal fluctuations in inventory levels;
•geographic location; and
•superseded products and new product offerings.

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2019, pretax income would change by approximately $1.8 million and earnings per share would change by approximately $0.03 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2019).

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
In December 2017, the Tax Cuts and Jobs Act (the TJCA or the Act) enactment significantly changed U.S. tax law. The Act reduced the overall corporate income tax rate to 21%, created a territorial tax system (with a one-time mandatory transition tax on previously deferred foreign earnings), broadened the tax base and allowed for the immediate capital expensing of certain qualified property. Due to the complexities presented by the Act, particularly for companies with multi-national operations, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) 118 (SAB 118) to provide guidance to allow companies to record provisional amounts based on reasonable estimates. As a result of this guidance, we recorded a provisional net benefit to our income tax provision in the fourth quarter of 2017. As of December 31, 2018, we completed our accounting for the tax effects of the Act, which did not result in a material adjustment to our provisional amount. For the Global Intangible Low Tax Income (GILTI) provisions of the Act, we have elected an accounting policy to record GILTI as period costs if and when incurred.
As of December 31, 2019, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation. We determined not to change our indefinite reinvestment assertion in light of U.S. tax reform.

We operate in 39 states, 1 United States territory and 11 foreign countries. We are subject to regular audits by federal, state and foreign tax authorities, and the amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

Our quarterly performance-based compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts due to the following:

•differences between estimated and actual performance;
•our projections related to achievement of multiple-year performance objectives for our SPIP; and
•the discretionary components of the bonus plans.

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year's end to determine the accuracy of our performance-based compensation estimates. Based on our hindsight analysis, we concluded that our performance-based compensation accrual balances were within a reasonable range of acceptable estimates and that our estimation methodologies are appropriate.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2019, our goodwill balance was $188.6 million, representing approximately 13% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

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

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.  As of October 1, 2019, we had 223 reporting units with allocated goodwill balances. The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance was $0.8 million.

In October of 2019, 2018 and 2017, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level.

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

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our aggregate estimated fair values fell in line with our market capitalization, which we consider to be reasonable for the purpose of our goodwill impairment test. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis generated a fair value estimate below our market capitalization and resulted in the identification of no additional at-risk locations.
Based on our 2019 goodwill impairment analysis, we consider our reporting units in Australia as most at risk for goodwill impairment. We entered Australia in July 2014 with the acquisition of a controlling interest in Pool Systems Pty. Ltd (PSL). The previous owner of PSL provided executive oversight until our purchase of the non-controlling interest in June 2017. Since 2014, we have continued to expand our operations in Australia via one sales center opening and the acquisitions of Newline Pool Products in July 2017 and Pool Power in January 2018. The most sensitive assumptions related to our fair values for these locations relate to future projected operating results and management’s ability to effectively leverage our operating structure and manage costs as we expand our presence. As of December 31, 2019, our aggregate goodwill balance for our five reporting units in Australia was $4.0 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur impairment charges in future periods, especially related to the reporting units discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2019	2018	2017
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.1	71.0	71.1
Gross profit	28.9	29.0	28.9
Operating expenses	18.2	18.6	18.7
Operating income	10.7	10.5	10.2
Interest and other non-operating expenses, net	0.7	0.7	0.5
Income before income taxes and equity earnings	9.9%	9.8%	9.7%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2019, 2018 and 2017.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2019 compared to Fiscal Year 2018

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2019	2018	2019	2018	2019	2018
Net sales	$3,152,253	$2,987,937	$47,264	$10,160	$3,199,517	$2,998,097

Gross profit	912,680	867,980	12,245	2,193	924,925	870,173
Gross margin	29.0%	29.0%	25.9%	21.6%	28.9%	29.0%

Operating expenses	569,458	552,841	14,221	3,443	583,679	556,284
Expenses as a % of net sales	18.1%	18.5%	30.1%	33.9%	18.2%	18.6%

Operating income (loss)	343,222	315,139	(1,976)	(1,250)	341,246	313,889
Operating margin	10.9%	10.5%	(4.2)%	(12.3)%	10.7%	10.5%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
W.W. Adcock, Inc. (1)	January 2019	4	January - December 2019
Turf & Garden, Inc. (1)	November 2018	4	January - December 2019 and November - December 2018
Tore Pty. Ltd. (Pool Power) (1)	January 2018	1	January - April 2019 and January - April 2018
Chem Quip, Inc. (1)	December 2017	5	January - March 2019 and January - March 2018
Intermark	December 2017	1	January - February 2019 and January - February 2018

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

The table below summarizes the changes in our sales centers during 2019:

December 31, 2018	364
Acquired locations	4
New locations	9
Closed/consolidated locations	(4)
December 31, 2019	373

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2019	2018	Change
Net sales	$3,199.5	$2,998.1	$201.4	7%

Net sales increased 7% compared to 2018, with 5% of this increase resulting from base business sales growth. Unfavorable weather impacts throughout much of the first half of 2019, including record rainfall in May, led to delayed pool openings and lower construction and remodeling activity. Despite some weather events in the third quarter, including Hurricane Dorian in Florida and Tropical Storm Imelda in southeast Texas, above average temperatures and below average precipitation throughout most of the country benefited overall swimming pool industry growth and allowed us to serve the pent-up demand from earlier in the year. Favorable weather conditions continued in the fourth quarter of 2019, as much of the southern and southeastern United States, particularly Florida, experienced above average temperatures, although some of our seasonal markets experienced weather challenges early in the quarter. These conditions supported our 2019 sales growth and are contrasted from the fourth quarter of 2018, when most of the United States experienced cooler than normal temperatures and higher than average precipitation. Despite the negative impacts resulting from the inclement weather in the first half of the year, with disciplined execution by our teams and improved weather conditions in the latter half of the year, we produced 7% sales growth in 2019 on top of sales growth of 8% in 2018.

The following factors benefited our sales growth (listed in order of estimated magnitude):

•continued improvement in consumer discretionary expenditures, including continued growth in remodeling and replacement activity (see discussion below);
•market share growth, particularly in building materials and commercial product categories (see discussion below);
•4% sales growth in chemicals, our largest product category at 12% of total net sales for 2019, compared to 2018;
•inflation driven (estimated at approximately 2% above our historical average of 1% to 2%) product selling price increases; and
•2% sales growth from recent acquisitions.

We believe that sales growth rates for certain product offerings, such as building materials and equipment, evidence increased spending in traditionally discretionary areas including pool construction and pool remodeling, as well as equipment upgrades. In 2019, sales for equipment, such as swimming pool heaters, pumps, lights and filters, increased 7% compared to 2018, and collectively represented approximately 27% of net sales. This increase reflects both the growth of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile, grew 9% compared to 2018 and represented approximately 12% of net sales in 2019.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers increased 8% in 2019 on top of sales growth of 11% in 2018 and represented approximately 5% of net sales in 2019.

2019 Quarterly Sales Performance Compared to 2018 Quarterly Sales Performance

•Net sales increased 2% in the first quarter of 2019, while base business sales grew 1%. Sales in the first quarter were largely impacted by cool, wet weather, particularly in the western United States, and by a later Easter holiday than in 2018.
•Favorable weather conditions in the southeastern United States led to net sales growth of 6% and base business sales growth of 4% in the second quarter of 2019. Sales in the second quarter were hindered by record rainfall and cooler temperatures in three of our four largest markets, California, Texas and Arizona.
•In the third quarter of 2019, net sales increased 11%, while base business sales increased 9%. Sales in the third quarter benefited from favorable weather conditions and strong demand throughout our industry.
•For our seasonally slowest fourth quarter, both net sales and base business sales increased 7% in 2019 as weather challenges early in the quarter brought an abrupt end to business in some of our seasonal markets.

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2019	2018	Change
Gross profit	$924.9	$870.2	$54.7	6%
Gross margin	28.9%	29.0%

Gross margin was relatively flat year-over-year at 28.9% in 2019 compared to 29.0% in 2018, with base business gross margin at 29.0% in both years.

Operating Expenses

(in millions)	Year Ended December 31,
	2019	2018	Change
Operating expenses	$583.7	$556.3	$27.4	5%
Operating expenses as a percentage of net sales	18.2%	18.6%

Operating expenses increased 5% to $583.7 million in 2019, up from $556.3 million in 2018, while base business operating expenses grew 3%. In addition to incremental costs incurred related to recent acquisitions and sales center openings, the increase in operating expenses was primarily attributable to higher growth-driven labor and freight expenses, as well as greater facility-related costs. Operating expenses as a percentage of net sales declined 40 basis points, contributing to the 20 basis point expansion in our operating margin for the year and 40 points of base business operating margin expansion.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased $2.9 million compared to 2018. The increase reflects higher average debt levels and higher average interest rates between periods. Average outstanding debt was $599.6 million in 2019 versus $579.1 million in 2018. Our 2019 average outstanding debt balance reflects greater borrowings made in the first half of the year, primarily to fund working capital growth, although debt levels declined later in the year and finished at 77% of our 2018 balance at December 31, 2019. Our weighted average effective interest rate increased to 3.4% in 2019 compared to 3.3% in 2018.

Income Taxes

Our effective income tax rate was 17.7% at December 31, 2019 and 20.1% at December 31, 2018. We recorded a $23.5 million benefit from ASU 2016-09 for the year ended December 31, 2019 compared to a benefit of $15.3 million realized in the same period in 2018. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.1% and 25.3% for the years ended 2019 and 2018, respectively.

Net Income and Earnings Per Share

Net income attributable to Pool Corporation increased 12% to $261.6 million in 2019 compared to $234.5 million in 2018. Earnings per share increased 14% to $6.40 per diluted share compared to $5.62 per diluted share in 2018. Excluding the $0.57 per diluted share impact of ASU 2016-09 in 2019 and $0.36 in 2018, diluted earnings per share increased 11% over last year.

Fiscal Year 2018 compared to Fiscal Year 2017

For a detailed discussion of the Results of Operations in Fiscal Year 2018 compared to Fiscal Year 2017, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly data for 2019 and 2018. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$597,456	$1,121,328	$898,500	$582,234	$585,900	$1,057,804	$811,311	$543,082
Gross profit	174,631	330,314	257,931	162,050	166,073	308,655	235,003	160,442
Operating income	38,386	172,523	104,540	25,798	33,541	162,042	92,337	25,970
Net income	32,637	131,390	79,525	18,024	31,339	117,049	69,261	16,811

Net sales as a % of annual net sales	19%	35%	28%	18%	20%	35%	27%	18%
Gross profit as a % of annual gross profit	19%	36%	28%	18%	19%	35%	27%	18%
Operating income as a % of annual operating income	11%	51%	31%	8%	11%	52%	29%	8%

Balance Sheet Data
Total receivables, net	$313,127	$417,126	$307,798	$226,539	$314,596	$404,415	$287,773	$207,801
Product inventories, net	815,742	694,447	616,217	702,274	703,793	606,583	609,983	672,579
Accounts payable	472,487	342,335	214,309	261,963	467,795	300,232	204,706	237,835
Total debt	698,977	692,337	547,560	511,407	568,110	657,120	580,703	666,761

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2019 to Fiscal Year 2018 Comparisons

Wetter and cooler than normal temperatures to begin the year hindered our first quarter of 2019 sales growth. Much of the western United States, particularly California and Arizona, experienced cold to record cold temperatures in January and February. The latter half of March benefited from warmer weather throughout most of the country and provided some relief from the slow start earlier in the year. The first quarter of 2018 experienced similar, though less significant, unfavorable weather in certain markets, leading to more adverse conditions in 2019 compared to 2018.

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

Above average temperatures and below average precipitation throughout most of the country in the third quarter of 2019 positively impacted results for the quarter. In the contiguous United States, September tied with 2015 as the second warmest on record. Throughout the quarter, the southern United States and the Ohio Valley benefited from dry conditions. Despite some weather events, including Hurricane Dorian in Florida and Tropical Storm Imelda in southeast Texas, these markets delivered favorable results in the third quarter of 2019. Conversely, bouts of severe weather, including Hurricane Florence, elevated rainfall in Texas, and wildfires in California, adversely impacted results for the third quarter of 2018.

In the fourth quarter of 2019, much of the southern and southeastern United States, particularly Florida, experienced above average temperatures, which led to increased sales growth compared to the fourth quarter of 2018 when most of the United States experienced below average temperatures and higher than average precipitation.

Weather Impacts on Fiscal Year 2018 to Fiscal Year 2017 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2018 compared to Fiscal Year 2017, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

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
•repayment of debt to maintain an average total leverage ratio (as defined below) between 1.5 and 2.0; and
•repurchases of our common stock under our Board authorized share repurchase program.

Capital expenditures were 1.0% of net sales in 2019, 1.1% of net sales in 2018 and 1.4% of net sales in 2017. Our higher capital spending in 2017 related to expanding our facilities and purchasing delivery vehicles to address growth. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales.

Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. We focus our capital expenditure plans on the needs of our sales centers. In 2018, we performed an evaluation of our enterprise resource planning system. Although we do not anticipate a complete replacement of our enterprise resource planning system, we do plan to migrate our current system to a new environment over a number of years. This plan requires modest, incremental capital investments over that time frame rather than a significant, one-time investment. For 2020, based on management’s current plans, we project capital expenditures will continue to approximate the historical average.

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

As of February 21, 2020, $249.2 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2019	2018
Operating activities	$298,776	$118,656
Investing activities	(42,263)	(34,158)
Financing activities	(244,486)	(97,571)

Cash provided by operations of $298.8 million for 2019 increased $180.1 million compared to 2018. The strategic inventory purchases that we made in the latter half of 2018 negatively impacted our 2018 cash flows due to timing differences that reversed in 2019.

Cash used in investing activities increased in 2019 due to an increase of $6.3 million in payments for acquisitions compared to 2018 and a $1.8 million increase in net capital expenditures between years.

Cash used in financing activities increased in 2019, which primarily reflects increased payments on our revolving line of credit. We had $155.4 million of net payments on our debt arrangements in 2019 compared to net proceeds of $146.5 million in 2018. We repurchased $23.2 million of shares in 2019 compared to $187.5 million in 2018.

For a discussion of our sources and uses of cash in 2017, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2018 Annual Report on Form 10-K.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we will continue to utilize our three major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

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
At December 31, 2019, there was $200.7 million outstanding, a $4.8 million standby letter of credit outstanding and $544.5 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2019 was approximately 2.8%, excluding commitment fees.

Term Facility

Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. The Term Facility will be repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning with the first quarter of 2020. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment equal to 66.25% of the Term Facility due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At December 31, 2019, the Term Facility was fully drawn with an outstanding balance of $185.0 million at a weighted average effective interest rate of 2.5%. Proceeds from the Term Facility were used to pay down the Credit Facility, adding capacity for future share repurchases, acquisitions and growth-oriented working capital expansion.

Financial Covenants

Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2019, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2019, our average total leverage ratio equaled 1.61 (compared to 1.72 as of December 31, 2018) and the TTM average total debt amount used in this calculation was $614.9 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2019, our fixed charge ratio equaled 5.38 (compared to 5.33 as of December 31, 2018) and TTM Rental Expense was $60.2 million.

On January 1, 2019, we adopted ASU 2016-02, Leases, which requires that we record most of our leases on our balance sheets. Our Credit Facility and Term Facility agreements require that we calculate our financial covenants by excluding the effects of the new standard. The adoption of ASU 2016-02 did not have a material impact on our financial covenant calculations. For additional details regarding our adoption of this new accounting pronouncement, see Note 1 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

The Credit Facility and the Term Facility also limit the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the Credit Facility and the Term Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  Additionally, we may declare and pay quarterly dividends notwithstanding that the aggregate amount of dividends paid would be in excess of the 50% limit described above so long as (i) the amount per share of such dividends does not exceed the amount per share paid during the most recent fiscal year in which we were in compliance with the 50% limit and (ii) our Average Total Leverage Ratio is less than 3.00 to 1.00 both immediately before and after giving pro forma effect to such dividends. Further, dividends must be declared and paid in a manner consistent with our past practice.

Under the Credit Facility and the Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 2.50 to 1.00.  Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of the Credit Facility and the Term Facility could result in higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

Receivables Securitization Facility

As amended on November 1, 2019, our two-year Receivables Facility offers us a lower-cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and May 31, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $120.0 million to $275.0 million throughout the remaining months of the year.
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
At December 31, 2019, there was $115.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.6%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.
In 2019, we had three interest rate swap contracts in place that became effective on October 19, 2016. These swap contracts were previously forward-starting and were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with current market rates and extend the hedged period for future interest payments on our Credit Facility. These interest rate swap contracts terminated on November 20, 2019. These amended swap contracts converted variable interest rates on our variable rate borrowings to fixed rates of 2.273% on a notional amount of $75.0 million and 2.111% on two separate notional amounts, one $25.0 million and the other $50.0 million, totaling $75.0 million. Interest expense related to the notional amounts under these swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings.
As of December 31, 2019, we had one interest rate swap in place, which became effective on November 20, 2019. This swap contract was previously forward-looking and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.1425% on a notional amount of $150.0 million. The contract terminates on November 20, 2020.
In May and July 2019, we entered into additional forward-starting interest rate swap contracts, which will convert the variable interest rate on our variable rate borrowings to fixed interest rates of 2.0925% and 1.5500%, respectively, on notional amounts of $75.0 million each. These contracts become effective on November 20, 2020 and terminate on September 29, 2022.
On February 5, 2020, we entered into a forward-starting interest rate swap contract with a fixed interest rate of 1.3800% on a notional amount of $150.0 million. This contract becomes effective on February 26, 2021 and terminates on February 28, 2025.

Compliance and Future Availability
As of December 31, 2019, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2020.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Contractual Obligations

At December 31, 2019, our contractual obligations for long-term debt and operating leases were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$512,418	$20,995	$334,173	$18,500	$138,750
Operating leases	189,367	51,621	83,036	38,771	15,939
	$701,785	$72,616	$417,209	$57,271	$154,689

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2019 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2019 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Notes 5 and 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for additional discussion related to our debt and more information related to our unrecognized tax benefits.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$47,351	$13,725	$20,787	$6,862	$5,977

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

In 2019, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2019 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility, excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. Our Term Facility, entered into on December 30, 2019, was fully drawn as of that date. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $7.8 million and earnings per share would have decreased by approximately $0.14 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2019). The maximum amount available under the Credit Facility is $750.0 million, excluding the $75.0 million accordion feature, and the maximum amount available under the Receivables Facility is $255.0 million, excluding the $40.0 million seasonal increase in capacity available from March 1 to July 31.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9% of total net sales in 2019, our exposure to currency rate fluctuations could be material in 2020 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Kuna
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosures to which it relates.

Valuation of Goodwill
Description of the Matter	At December 31, 2019, the Company’s goodwill was $188.6 million. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

Auditing management’s annual goodwill impairment test was complex and highly judgmental due to the estimation required to determine the fair value of the reporting units. In particular, the fair value estimate is sensitive to certain assumptions, such as changes in the weighted average cost of capital, revenue growth rate, operating margin, and terminal growth rate which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit	We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors, such as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved a specialist to assist in our evaluation of the valuation methodology applied by the Company and the significant assumptions used in estimating the fair value of the Company. In addition, we reviewed the allocation of the Company’s fair value to its reporting units and the comparison of the Company’s fair value to its market capitalization.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.

New Orleans, Louisiana
February 27, 2020

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2019	2018	2017
Net sales	$3,199,517	$2,998,097	$2,788,188
Cost of sales	2,274,592	2,127,924	1,982,899
Gross profit	924,925	870,173	805,289
Selling and administrative expenses	583,679	556,284	520,918
Operating income	341,246	313,889	284,371
Interest and other non-operating expenses, net	23,772	20,896	15,189
Income before income taxes and equity earnings	317,474	292,993	269,182
Provision for income taxes	56,161	58,774	77,982
Equity earnings in unconsolidated investments, net	262	242	139
Net income	261,575	234,461	191,339
Net loss attributable to noncontrolling interest	—	—	294
Net income attributable to Pool Corporation	$261,575	$234,461	$191,633

Earnings per share:
Basic	$6.57	$5.82	$4.69
Diluted	$6.40	$5.62	$4.51
Weighted average shares outstanding:
Basic	39,833	40,311	40,838
Diluted	40,865	41,693	42,449

Cash dividends declared per common share	$2.10	$1.72	$1.42

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Net income	$261,575	$234,461	$191,339
Other comprehensive income (loss):
Foreign currency translation adjustments	2,295	(4,945)	5,545
Change in unrealized losses and gains on interest rate swaps, net of the change in taxes of $552, $(425) and $(769)	(1,657)	1,276	1,205
Total other comprehensive income (loss)	638	(3,669)	6,750
Comprehensive income	262,213	230,792	198,089
Comprehensive loss attributable to noncontrolling interest	—	—	74
Comprehensive income attributable to Pool Corporation	$262,213	$230,792	$198,163

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$28,583	$16,358
Receivables, net	76,648	69,493
Receivables pledged under receivables facility	149,891	138,308
Product inventories, net	702,274	672,579
Prepaid expenses and other current assets	16,172	18,506
Total current assets	973,568	915,244

Property and equipment, net	112,246	106,964
Goodwill	188,596	188,472
Other intangible assets, net	11,038	12,004
Equity interest investments	1,227	1,213
Operating lease assets	176,689	—
Other assets	19,902	16,974
Total assets	$1,483,266	$1,240,871

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$261,963	$237,835
Accrued expenses and other current liabilities	60,813	58,607
Short-term borrowings and current portion of long-term debt	11,745	9,168
Current operating lease liabilities	56,325	—
Total current liabilities	390,846	305,610

Deferred income taxes	32,598	29,399
Long-term debt, net	499,662	657,593
Other long-term liabilities	27,970	24,679
Non-current operating lease liabilities	122,010	—
Total liabilities	1,073,086	1,017,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,074,160 shares issued and outstanding at December 31, 2019 and 39,506,067 shares issued and outstanding at December 31, 2018	40	40
Additional paid-in capital	485,239	453,193
Retained deficit	(64,740)	(218,646)
Accumulated other comprehensive loss	(10,359)	(10,997)
Total stockholders’ equity	410,180	223,590
Total liabilities and stockholders’ equity	$1,483,266	$1,240,871

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income	$261,575	$234,461	$191,339
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,885	26,122	24,157
Amortization	1,389	1,793	1,568
Share-based compensation	13,472	12,874	12,482
Provision for doubtful accounts receivable, net of write-offs	(710)	2,286	(154)
Provision for inventory obsolescence, net of write-offs	1,310	1,462	(267)
Provision (benefit) for deferred income taxes	3,723	4,661	(4,636)
Gains on sales of property and equipment	(85)	(289)	(285)
Equity earnings in unconsolidated investments, net	(262)	(242)	(139)
Net losses (gains) on foreign currency transactions	1,347	560	(171)
Impairment of other non-operating asset	—	—	1,200
Other	3,313	808	166
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(15,691)	(14,371)	(21,903)
Product inventories	(14,165)	(142,170)	(35,783)
Prepaid expenses and other assets	(4,218)	1,018	(4,096)
Accounts payable	16,860	(6,567)	5,077
Accrued expenses and other current liabilities	3,033	(3,750)	6,756
Net cash provided by operating activities	298,776	118,656	175,311

Investing activities
Acquisition of businesses, net of cash acquired	(8,901)	(2,578)	(12,834)
Purchases of property and equipment, net of sale proceeds	(33,362)	(31,580)	(39,390)
Other investments, net	—	—	4
Net cash used in investing activities	(42,263)	(34,158)	(52,220)

Financing activities
Proceeds from revolving line of credit	1,066,529	1,138,195	1,067,868
Payments on revolving line of credit	(1,415,988)	(998,503)	(1,011,977)
Proceeds from asset-backed financing	189,000	198,400	161,600
Payments on asset-backed financing	(182,500)	(189,900)	(145,100)
Proceeds from term facility	185,000	—	—
Proceeds from short-term borrowings and current portion of long-term debt	30,863	17,127	27,333
Payments on short-term borrowings and current portion of long-term debt	(28,286)	(18,793)	(17,603)
Payments on deferred and contingent acquisition consideration	(312)	(661)	(324)
Purchase of redeemable non-controlling interest	—	—	(2,573)
Payments of deferred financing costs	(406)	(106)	(1,104)
Proceeds from stock issued under share-based compensation plans	18,574	13,569	11,466
Payments of cash dividends	(83,772)	(69,430)	(58,029)
Purchases of treasury stock	(23,188)	(187,469)	(146,006)
Net cash used in financing activities	(244,486)	(97,571)	(114,449)
Effect of exchange rate changes on cash and cash equivalents	198	(509)	(658)
Change in cash and cash equivalents	12,225	(13,582)	7,984
Cash and cash equivalents at beginning of year	16,358	29,940	21,956
Cash and cash equivalents at end of year	$28,583	$16,358	$29,940
The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2016	41,090	$41	$403,162	$(183,915)	$(14,078)	$205,210
Net income attributable to Pool Corporation	—	—	—	191,633	—	191,633
Foreign currency translation	—	—	—	—	5,545	5,545
Interest rate swaps, net of the change in taxes of $(769)	—	—	—	—	1,205	1,205
Repurchases of common stock, net of retirements	(1,353)	(1)	—	(146,005)	—	(146,006)
Share-based compensation	—	—	12,482	—	—	12,482
Issuance of shares under incentive stock plans	475	—	11,466	—	—	11,466
Declaration of cash dividends	—	—	—	(58,029)	—	(58,029)
Redemption value adjustment of redeemable non-controlling interest	—	—	(360)	—	—	(360)
Balance at December 31, 2017	40,212	40	426,750	(196,316)	(7,328)	223,146
Net income attributable to Pool Corporation	—	—	—	234,461	—	234,461
Foreign currency translation	—	—	—	—	(4,945)	(4,945)
Interest rate swaps, net of the change in taxes of $(425)	—	—	—	—	1,276	1,276
Repurchases of common stock, net of retirements	(1,291)	—	—	(187,469)	—	(187,469)
Share-based compensation	—	—	12,874	—	—	12,874
Issuance of shares under incentive stock plans	585	—	13,569	—	—	13,569
Declaration of cash dividends	—	—	—	(69,322)	—	(69,322)
Balance at December 31, 2018	39,506	40	453,193	(218,646)	(10,997)	223,590
Net income attributable to Pool Corporation	—	—	—	261,575	—	261,575
Foreign currency translation	—	—	—	—	2,295	2,295
Interest rate swaps, net of the change in taxes of $552	—	—	—	—	(1,657)	(1,657)
Repurchases of common stock, net of retirements	(155)	—	—	(23,188)	—	(23,188)
Share-based compensation	—	—	13,472	—	—	13,472
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of shares under incentive stock plans	723	—	18,574	—	—	18,574
Declaration of cash dividends	—	—	—	(83,772)	—	(83,772)
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2019, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our) operated 373 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

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

Newly Adopted Accounting Pronouncements

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2016-02, Leases (Topic 842), and all the related amendments, which are codified into Accounting Standards Codification (ASC) 842. The adoption of ASU 2016-02 significantly increased assets and liabilities on our Consolidated Balance Sheet as we recorded a right-of-use asset and corresponding liability for each of our existing operating leases. We adopted this guidance using the modified retrospective approach by recognizing a cumulative adjustment to retained earnings on the adoption date, which was not material. Additionally, we elected to apply the practical expedient that allows us to exclude comparative presentation; thus, we did not restate our prior period balance sheet to reflect the new guidance.

We recorded operating lease assets of approximately $175.7 million and operating lease liabilities of approximately $181.6 million as of January 1, 2019. To calculate the present value of our lease liabilities, we used the incremental borrowing rate on December 31, 2018, for operating leases that commenced prior to that date. The difference between the operating lease assets and operating lease liabilities primarily represents our straight-line rent liability of $5.1 million recorded under previous accounting guidance. Under ASU 2016-02, this liability is considered a reduction of the operating lease asset. We recorded the remaining difference between our operating lease assets and operating lease liabilities, net of the deferred tax impact, as an adjustment to our retained deficit. Additionally, we reclassified prepaid rent of $4.9 million as of January 1, 2019 to our operating lease asset resulting in a balance of $180.6 million as of the adoption date.

The adoption of this guidance did not materially impact our results of operations or cash flows. For additional information regarding our adoption of this new guidance, see Note 9.

On January 1, 2019, we adopted Accounting Standards Update (ASU) 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance eliminates the requirement to separately measure and report hedge ineffectiveness. For qualifying cash flow and net investment hedges, the change in the fair value of the hedging instrument will be recorded in Other Comprehensive Income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item. The adoption of this standard did not have a material impact on our financial position and we do not expect a material impact in future periods.

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

Segment Reporting

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment. These similarities include (i) the nature of our products and services, (ii) the types of customers we sell to and (iii) the distribution methods we use. Our chief operating decision maker (CODM) evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income growth and accounts receivable and inventory management criteria. Each sales center manager and eligible field employee earns performance-based compensation based on these measures developed at the sales center level.

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

Seasonality and Weather

Our business is highly seasonal and weather is one of the principal external factors affecting our business. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are substantially lower during the first and fourth quarters.

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

2019	2018	2017
$51,580	$48,610	$45,247

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2019	2018	2017
$7,842	$7,390	$7,477

Income Taxes

In December 2017, the Tax Cuts and Jobs Act (the Act) enactment significantly changed U.S. tax law. Due to the complexities presented by the Act, particularly for companies with multi-national operations, the SEC issued Staff Accounting Bulletin (SAB) 118 (SAB 118) to provide guidance to allow companies to record provisional amounts based on reasonable estimates. As a result of this guidance, we recorded a provisional net benefit to our income tax provision in the fourth quarter of 2017. We filed our federal income tax return in the third quarter of 2018, and our return to provision adjustment, which addresses the provisional tax benefit we recorded under SAB 118 at December 31, 2017, was not material.

We have considered the impact of the statutory changes from the Act on our estimated effective tax rate for 2019, including reasonable estimates of those provisions effective for the 2019 tax year. The Act also created a new requirement that certain income earned by foreign subsidiaries, global intangible low-taxed income (GILTI), be included in the gross income of their U.S. shareholder. Entities may make an accounting policy election to either recognize deferred taxes for temporary differences expected to reverse as GILTI in future years or recognize such taxes as a current-period expense when incurred. We elected to treat the tax effect of GILTI as a current-period expense when incurred.

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized a net foreign currency transaction loss of $1.3 million in 2019, which included a $0.9 million reclassification from Accumulated other comprehensive loss related to the closing of our sales center in Colombia. We realized a net foreign currency transaction loss of $0.6 million in 2018 and a gain of $0.2 million in 2017.

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

The table below presents the estimated fair values of our interest rate swap contract, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2019	2018
Level 2
Unrealized gains on interest rate swaps	$655	$2,378
Unrealized losses on interest rate swaps	919	—

Level 3
Contingent consideration liabilities	$703	$1,117

We include unrealized gains in Prepaid expenses and other current assets and unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of December 31, 2019, our Consolidated Balance Sheets reflect $0.3 million in Accrued expenses and other current liabilities and $0.4 million in Other long-term liabilities related to our estimates for contingent consideration payouts.

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

We recognize any differences between the variable interest rate in effect and the fixed interest rate per our swap contracts as an adjustment to interest expense over the life of the swaps.

For our interest rate swap contract currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in any period presented. For additional discussion of our interest rate swaps, see Note 5.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2019	2018	2017
Balance at beginning of year	$6,182	$3,897	$4,050
Bad debt expense	2,768	4,164	916
Write-offs, net of recoveries	(3,478)	(1,879)	(1,069)
Balance at end of year	$5,472	$6,182	$3,897

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

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•the level of inventory in relation to historical sales by product, including inventory usage by class based on product sales at both the sales center and on a company-wide basis;
•changes in customer preferences or regulatory requirements;
•seasonal fluctuations in inventory levels;
•geographic location; and
•superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2019	2018	2017
Balance at beginning of year	$7,726	$6,264	$6,531
Provision for inventory write-downs	3,656	3,998	2,660
Deduction for inventory write-offs	(2,346)	(2,536)	(2,927)
Balance at end of year	$9,036	$7,726	$6,264

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2019	2018	2017
$27,885	$26,122	$24,157

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

The table below presents the changes in Redeemable noncontrolling interest (in thousands):

	2019	2018	2017
Redeemable noncontrolling interest, beginning of period	$—	$—	$2,287
Redemption value adjustment of noncontrolling interest	—	—	360
Net loss attributable to noncontrolling interest	—	—	(294)
Other comprehensive income attributable to noncontrolling interest	—	—	220
Less: purchase of redeemable noncontrolling interest	—	—	2,573
Redeemable noncontrolling interest, end of period	$—	$—	$—

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2019	2018
Foreign currency translation adjustments	$(10,127)	$(12,422)
Unrealized (losses) gains on interest rate swaps, net of tax (1)	(232)	1,425
Accumulated other comprehensive loss	$(10,359)	$(10,997)

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

Retained Deficit

We account for the retirement of treasury share repurchases as an increase of our Retained deficit on our Consolidated Balance Sheets.  As of December 31, 2019, the retained deficit reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1,450.0 million and cumulative dividends of $578.9 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash paid during the year for:
Interest	$20,960	$17,796	$12,957
Income taxes, net of refunds	51,076	50,091	84,251

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments	Changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities will be required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The guidance must be applied using a cumulative-effect transition method.	Annual periods beginning after December 15, 2019	We do not expect this accounting pronouncement will have a material impact on our financial position or results of operations.
ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment	Eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the current guidance). Rather, the measurement of a goodwill impairment charge will be based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the current guidance). This guidance should be applied prospectively.	Annual and interim impairment tests performed in periods beginning after December 15, 2019	We do not expect this accounting pronouncement will have a material impact on our financial positions, results of operations and related disclosures.
ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract
	Aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The amendments may be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption.	Annual periods beginning after December 15, 2019	We do not expect this accounting pronouncement will have a material impact on our financial positions, results of operations and related disclosures.
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. This guidance should generally be applied prospectively.	Annual periods beginning after December 15, 2020	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.

Note 2 - Acquisitions

2019 Acquisitions

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2017	$199,314
Acquired goodwill	334
Foreign currency translation adjustments	(1,297)
Goodwill (gross) at December 31, 2018	198,351

Accumulated impairment losses at December 31, 2017	(9,879)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2018	(9,879)

Goodwill (net) at December 31, 2018	$188,472

Goodwill (gross) at December 31, 2018	$198,351
Foreign currency translation adjustments	124
Goodwill (gross) at December 31, 2019	198,475

Accumulated impairment losses at December 31, 2018	(9,879)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2019	(9,879)

Goodwill (net) at December 31, 2019	$188,596

In October 2019 and October 2018, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level. As of October 1, 2019, we had 223 reporting units with allocated goodwill balances.  The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance per reporting unit was $0.8 million.

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2019			2018
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pool Systems tradename and trademarks	990	—	990	1,002	—	1,002	Indefinite
National Pool Tile (NPT) tradename	1,500	(887)	613	1,500	(812)	688	20
Non-compete agreements	4,611	(3,576)	1,035	5,019	(3,157)	1,862	4.85
Patents	470	(470)	—	473	(421)	52	5
Total other intangibles	$15,971	$(4,933)	$11,038	$16,394	$(4,390)	$12,004

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

Other intangible amortization expense was $1.0 million in 2019, $1.1 million in 2018 and $1.0 million in 2017.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2020	$856
2021	298
2022	108
2023	75
2024	75

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2019	2018
Receivables, net:
Trade accounts	$18,455	$16,451
Vendor programs	59,228	57,304
Other, net	4,437	1,920
Total receivables	82,120	75,675
Less: Allowance for doubtful accounts	(5,472)	(6,182)
Receivables, net	$76,648	$69,493

Prepaid expenses and other current assets:
Prepaid expenses	$14,568	$15,114
Other current assets	1,604	3,392
Prepaid expenses and other current assets	$16,172	$18,506

Property and equipment, net:
Land	$3,608	$3,193
Buildings	7,132	5,318
Leasehold improvements	50,165	45,098
Autos and trucks	89,052	82,216
Machinery and equipment	69,027	61,945
Computer equipment	43,001	39,307
Furniture and fixtures	9,886	9,778
Fixed assets in progress	1,761	1,751
Total property and equipment	273,632	248,606
Less: Accumulated depreciation	(161,386)	(141,642)
Property and equipment, net	$112,246	$106,964

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$13,688	$12,475
Performance-based compensation	22,907	25,261
Taxes payable	9,814	8,337
Other current liabilities	14,404	12,534
Accrued expenses and other current liabilities	$60,813	$58,607

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2019	2018
Variable rate debt
Short-term borrowings	$1,647	$—
Current portion of long-term debt:
Australian credit facility	10,098	9,168
Short-term borrowings and current portion of long-term debt	11,745	9,168

Long-term portion:
Revolving credit facility	200,673	550,131
Term facility	185,000	—
Receivables securitization facility	115,000	108,500
Less: financing costs, net	1,011	1,038
Long-term debt, net	499,662	657,593
Total debt	$511,407	$666,761

Revolving Credit Facility

On September 29, 2017, we, along with our wholly owned subsidiaries, SCP Distributors Canada Inc., as the Canadian Borrower, and SCP Pool B.V., as the Dutch Borrower, amended and restated our unsecured syndicated senior credit facility (the Credit Facility). The Credit Facility borrowing capacity increased to $750.0 million from $465.0 million under a five-year revolving credit facility. We also extended the maturity date of the agreement to September 29, 2022. As amended on November 7, 2019, SCP Pool B.V. was removed as the Dutch Borrower and replaced with SCP International, Inc. as the Euro Borrower.

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

At December 31, 2019, there was $200.7 million outstanding, a $4.8 million standby letter of credit outstanding and $544.5 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2019 was approximately 2.8%, excluding commitment fees.

Revolving borrowings under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the highest of (i) the Wells Fargo Bank, National Association prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) the London Interbank Offered Rate (LIBOR) Market Index Rate plus 1.000%; or
b.LIBOR.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the annual rate of interest equal to the sum of the Canadian Dealer Offered Rate (CDOR) plus 1.000%; or
b.CDOR.

Borrowings by the Euro Borrower bear interest at LIBOR plus an applicable margin.

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

Term Facility

On December 30, 2019, we along with certain of our subsidiaries entered into a $185.0 million term facility (the Term Facility) with Bank of America, N.A. The Term Facility matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Company's revolving credit facility, adding capacity for future share repurchases, acquisitions and growth-oriented working capital expansion.

The Term Facility will be repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning with the first quarter of 2020. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment equal to 66.25% of the Term Facility due on the Maturity Date. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

Our obligations under the Term Facility are guaranteed by substantially all of our existing and future domestic subsidiaries. The Term Facility contains terms and provisions (including representations, covenants and conditions) customary for transactions of this type. If we default under the Term Facility, the lenders may terminate their commitments under the Term Facility and may require us to repay all amounts.

At December 31, 2019, the Term Facility was fully drawn with an outstanding balance of $185.0 million at a weighted average effective interest rate of 2.5%.

Borrowings under the Term Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus one-half of one percent (0.50%), (ii) the rate of interest in effect for such day as publicly announced from time to time by Bank of America as its “prime rate,” or (iii) the Eurodollar Rate (defined below) plus one percent (1.00%); or
b.the Eurodollar Rate, which is the rate per annum equal to the LIBOR as administered by the ICE Benchmark Administration (or any successor administrator), as published on the applicable Bloomberg screen page with a term equivalent to the applicable interest period.

The interest rate margins on the borrowings are based on our leverage ratio and will range from 1.125% to 1.625% on Eurodollar Rate borrowings and 0.125% to 0.625% on Base Rate borrowings.

Receivables Securitization Facility

On November 1, 2019, we and certain of our subsidiaries entered into an amendment of our two-year accounts receivable securitization facility (the Receivables Facility). As amended, the Receivables Facility has a peak seasonal funding capacity of up to $295.0 million for the month of May, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $120.0 million to $275.0 million throughout the remaining months of the year.

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

At December 31, 2019, there was $115.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.6%, excluding commitment fees.

Depending on the funding source used by the financial institutions to purchase the receivables, amounts outstanding under the Receivables Facility bear interest at one of the following and, in each case, plus an applicable margin of 0.75%:

a.for financial institutions using the commercial paper market, commercial paper rates based on the applicable variable rates in the commercial paper market at the time of issuance; or
b.for financial institutions not using the commercial paper market, LMIR.

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

Interest Rate Swaps

In 2019, we had three interest rate swap contracts in place, which became effective on October 19, 2016. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with market rates at that time and extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts terminated on November 20, 2019. We recognized expense of $0.5 million in 2019, a benefit of $1.2 million in 2018 and a benefit of $2.4 million in 2017 as a result of ineffectiveness. These amounts were recorded in Interest and other non-operating expenses, net on our Consolidated Statements of Income.
The following table provides additional details related to each of these amended swap contracts:

Derivative	Amendment Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	October 1, 2015	$75.0	2.273%
Interest rate swap 2	October 1, 2015	25.0	2.111%
Interest rate swap 3	October 1, 2015	50.0	2.111%

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

We currently have one interest rate swap in place, which became effective on November 20, 2019. This swap contract was previously forward-starting and converts the variable interest rate to a fixed interest rate on our variable rate borrowings. For this interest rate swap, we recognized no gains or losses through income, nor was there any effect on income from hedge ineffectiveness over the term of the swap contract. This contract terminates on November 20, 2020.

The following table provides additional details related to this swap contract:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 4	July 6, 2016	$150.0	1.1425%

In May and July 2019, we entered into additional forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings. The contracts become effective on November 20, 2020 and terminate on September 29, 2022.

The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	May 7, 2019	$75.0	2.0925%
Forward-starting interest rate swap 2	July 25, 2019	$75.0	1.5500%

On February 5, 2020, we entered into a forward-starting interest rate swap contract with a fixed interest rate of 1.3800% on a notional amount of $150.0 million. This contract becomes effective on February 26, 2021 and terminates on February 28, 2025.

The net difference between interest paid and interest received related to our swap agreements resulted in an incremental interest benefit of $0.3 million in 2019, and an expense of $0.3 million in 2018 and $1.7 million in 2017.

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

Financial and Other Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility are closely aligned and include a minimum fixed charge coverage ratio and maintenance of a maximum average total leverage ratio, which are our most restrictive covenants. The Credit Facility and the Term Facility also limit the declaration and payment of dividends on our common stock to no more than 50% of the preceding year’s Net Income (as defined in the Credit Facility and the Term Facility), provided no default or event of default has occurred and is continuing, or would result from the payment of dividends. Additionally, we may declare and pay quarterly dividends notwithstanding that the aggregate amount of dividends paid would be in excess of the 50% limit described above so long as (i) the amount per share of such dividends does not exceed the amount per share paid during the most recent fiscal year in which we were in compliance with the 50% limit and (ii) our Average Total Leverage Ratio is less than 3.00 to 1.00 both immediately before and after giving pro forma effect to such dividends. Further, dividends must be declared and paid in a manner consistent with our past practice.

Under the Credit Facility and the Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 2.50 to 1.00. Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of the Credit Facility and Term Facility could result in penalty payments, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

As of December 31, 2019, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2019	2018
Deferred financing costs:
Balance at beginning of year	$4,712	$4,606
Financing costs deferred	406	106
Balance at end of year	5,118	4,712
Less: Accumulated amortization	(4,107)	(3,674)
Deferred financing costs, net of accumulated amortization	$1,011	$1,038

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2019, we had 4,319,501 shares available for future issuance including 1,037,669 shares that may be issued as restricted stock.

Stock options granted under the Amended 2007 LTIP have an exercise price equal to our stock’s closing market price on the grant date and expire ten years from the grant date. Restricted stock awards granted under the Amended 2007 LTIP are issued at no cost to the grantee.  Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the Company.  Share-based awards to our employees generally vest either five years from the grant date or on a three/five year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date. Share-based awards to our non-employee directors vest one year from the grant date.

Beginning with 2016 grants, certain restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. Since each grant date, we have concluded attainment of these performance conditions to be probable in the first three-year performance period of the performance-based grants for each of the performance-based grants from 2016 through 2019. Further, we achieved the performance conditions for the 2017 and 2016 grants in the their respective first three-year performance periods.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2019:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2018	1,879,151	$48.19
Granted	65,525	160.67
Less: Exercised	640,475	26.29
Forfeited	2,150	150.29
Balance at December 31, 2019	1,302,051	$64.46	4.12	$192,600,967

Exercisable at December 31, 2019	877,812	$42.05	2.71	$149,516,227

The following table presents information about stock options outstanding and exercisable at December 31, 2019:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 20.32 to $ 37.13	478,102	1.51	$29.12	478,102	$29.12
$ 37.14 to $ 69.85	436,266	4.10	57.19	345,202	53.84
$ 69.86 to $ 181.60	387,683	7.35	116.22	54,508	80.80
	1,302,051	4.12	$64.46	877,812	$42.05

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2019	2018	2017
Options exercised	640,475	491,448	364,984
Cash proceeds	$16,839	$11,779	$9,809
Intrinsic value of options exercised	$97,007	$61,469	$33,302
Tax benefits realized	$24,252	$15,367	$12,809

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2019		2018		2017
Expected volatility	21.4%		23.7%		26.6%
Expected term	7.0	years	7.3	years	7.3	years
Risk-free interest rate	2.52%		2.87%		2.44%
Expected dividend yield	1.3%		1.5%		1.5%
Grant date fair value	$37.75		$35.71		$32.00

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

For purposes of recognizing share-based compensation expense, we ratably expense the estimated fair value of employee stock options over the options’ requisite service period. The requisite service period for our share-based awards is either the vesting period, or if shorter, the period from the grant date to the date the employee becomes eligible to retire under our share-based award agreements. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method.

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2019	2018	2017
Option grants share-based compensation expense	$3,021	$3,218	$3,553
Option grants share-based compensation tax benefits	755	805	888

At December 31, 2019, the unamortized compensation expense related to stock option awards totaled $2.7 million.  We anticipate that this expense will be recognized over a weighted average period of 2.3 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2019:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2018	307,773	$101.93
Granted (at market price) (1)	71,494	162.81
Less: Vested	75,143	74.45
Forfeited	820	109.93
Balance unvested at December 31, 2019	303,304	$123.13

(1)The majority of these shares contain performance-based vesting conditions.

At December 31, 2019, the unamortized compensation expense related to the restricted stock awards totaled $8.8 million.  We anticipate that this expense will be recognized over a weighted average period of 2.8 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2019	2018	2017
Restricted stock awards - shares vested	75,143	68,149	79,224
Fair value of restricted stock awards vested	$12,316	$9,642	$9,260

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2019	2018	2017
Restricted stock awards share-based compensation expense	$10,026	$9,151	$8,547

Employee Stock Purchase Plan

In March 1998, the Board adopted the SCP Pool Corporation Employee Stock Purchase Plan (the ESPP). Under the ESPP, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

a.as amended in May 2016, the closing price of our common stock at the end of a six month plan period ending either July 31 or January 31; or
b.the average of the beginning and ending closing prices of our common stock for such six month period.

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in 2019, 2018 and 2017, our employees purchased the following aggregate number of shares:

2019	2018	2017
12,716	15,966	16,610

The grant date fair value for the most recent ESPP purchase period ended July 31, 2019 was $44.45 per share.  Share-based compensation expense related to our ESPP was $0.4 million in 2019, $0.5 million in 2018 and $0.4 million in 2017.

Note 7 - Income Taxes
In December 2017, the Tax Cuts and Jobs Act (the Act) enactment significantly changed U.S. tax law. As of December 31, 2017, we had not completed our accounting for the tax effects of the Act. In accordance with SAB 118, we recorded provisional amounts related to the transition tax, impacts of the Act on state taxes, provisions of the Act related to deferred tax balances, and foreign tax implications. As a result of the Act, we recorded a provisional tax benefit of $12.0 million in the fourth quarter of 2017, which primarily reflected the re-measurement of our net deferred tax liability to the new U.S. Federal tax rate. As of December 31, 2018, we resolved our contingent accounting related to the tax effects of the Act. We filed our federal income tax return in the third quarter of 2018, and our return to provision adjustment, which addressed the provisional tax benefit recorded under SAB 118 and was not material.
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $23.5 million to our income tax provision in 2019, $15.3 million in 2018 and $12.6 million in 2017.
Income before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2019	2018	2017
United States	$304,259	$278,311	$259,436
Foreign	13,215	14,682	9,746
Total	$317,474	$292,993	$269,182

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2019	2018	2017
Current:
Federal	$35,270	$39,504	$71,329
State and other	17,168	14,609	11,289
Total current provision for income taxes	52,438	54,113	82,618

Deferred:
Federal	4,154	4,676	(6,643)
State and other	(431)	(15)	2,007
Total deferred provision for income taxes	3,723	4,661	(4,636)
Provision for income taxes	$56,161	$58,774	$77,982

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2019	2018	2017
Federal statutory rate	21.00%	21.00%	35.00%
Change in valuation allowance	0.10	(0.13)	(0.06)
Stock-based compensation	(7.40)	(5.23)	(4.67)
Re-measurement of net deferred tax liability	—	—	(4.46)
Other, primarily state income tax rate	3.99	4.42	3.16
Total effective tax rate	17.69%	20.06%	28.97%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Product inventories	$5,740	$5,413
Accrued expenses	927	776
Leases	42,698	1,189
Share-based compensation	9,245	9,427
Uncertain tax positions	2,852	2,558
Net operating losses	4,807	5,058
Interest rate swaps	66	—
Other	2,889	2,080
Total non-current	69,224	26,501
Less: Valuation allowance	(4,794)	(5,058)
Component reclassified for net presentation	(63,699)	(20,897)
Total non-current, net	731	546

Total deferred tax assets	731	546

Deferred tax liabilities:
Trade discounts on purchases	2,326	2,094
Prepaid expenses	2,821	1,804
Leases	41,418	—
Intangible assets, primarily goodwill	32,331	30,988
Depreciation	17,401	14,924
Interest rate swaps	—	486
Total non-current	96,297	50,296
Component reclassified for net presentation	(63,699)	(20,897)
Total non-current, net	32,598	29,399

Total deferred tax liabilities	32,598	29,399

Net deferred tax liability	$31,867	$28,853

At December 31, 2019, certain of our international subsidiaries had tax loss carryforwards totaling approximately $17.7 million, which expire in various years after 2020.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $4.8 million as of December 31, 2019 and $5.1 million as of December 31, 2018.  We have recorded a corresponding valuation allowance of $4.6 million and $5.1 million in the respective years.

As of December 31, 2019, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2019	2018	2017
Balance at beginning of year	$12,179	$9,937	$7,846
Increases for tax positions taken during a prior period	771	76	129
Increases for tax positions taken during the current period	2,354	3,809	3,260
Decreases resulting from the expiration of the statute of limitations	1,390	1,603	869
Decreases relating to settlements	332	40	429
Balance at end of year	$13,582	$12,179	$9,937

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $10.7 million at December 31, 2019 and $9.6 million at December 31, 2018.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.6 million in 2019, $0.2 million in 2018 and $0.2 million in 2017.  Accrued interest related to unrecognized tax benefits was approximately $1.7 million at December 31, 2019 and $1.1 million at December 31, 2018.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2016.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2019	2018	2017
Net income	$261,575	$234,461	$191,339
Net loss attributable to noncontrolling interest	—	—	294
Net income attributable to Pool Corporation	$261,575	$234,461	$191,633
Weighted average shares outstanding:
Basic	39,833	40,311	40,838
Effect of dilutive securities:
Stock options and employee stock purchase plan	1,032	1,382	1,611
Diluted	40,865	41,693	42,449

Earnings per share:
Basic	$6.57	$5.82	$4.69
Diluted	$6.40	$5.62	$4.51

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	—	—	108

(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2019	2018	2017
Operating lease cost (1)	Selling and administrative expenses	$60,104	$57,235	$54,023
Variable lease cost	Selling and administrative expenses	$13,778	$12,867	$12,138
(1)Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2019, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2020	$51,621
2021	45,992
2022	37,044
2023	24,711
2024	14,060
Thereafter	15,939
Total lease payments	189,367
Less: interest	11,032
Present value of lease liabilities	$178,335

To calculate the present value of our lease liabilities, we determined our incremental borrowing rate based on the effective interest rate on our Credit Facility adjusted for a collateral feature similar to that of our leased properties, as we are unable to derive implicit rates from our existing leases. The table below presents the weighted-average remaining lease term (years) of our operating leases and the weighted-average discount rate used in the above calculation:

December 31,
Lease Term and Discount Rate for Operating Leases	2019
Weighted-average remaining lease term (years)	4.57
Weighted-average discount rate	3.41%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

Year Ended
December 31,
2019
Operating cash flows for lease liabilities	$56,617

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

Transactions

We lease corporate and administrative offices from NCC, an entity we have held a 50% ownership interest in since 2005.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 60,000 square feet of office space and pay rent of $0.1 million per month. Our lease term ends May 2025.

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2019	2018	2017
NCC	$1,222	$1,155	$1,122

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

The table below sets forth our contributions for the past three years (in thousands):

	2019	2018	2017
Defined contribution and international retirement plans	$7,373	$7,239	$6,946
Deferred compensation plan	195	245	325

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2019				2018
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$597,456	$1,121,328	$898,500	$582,234	$585,900	$1,057,804	$811,311	$543,082
Gross profit	174,631	330,314	257,931	162,050	166,073	308,655	235,003	160,442
Net income	32,637	131,390	79,525	18,024	31,339	117,049	69,261	16,811
Earnings per share:
Basic	$0.83	$3.30	$1.99	$0.45	$0.78	$2.89	$1.71	$0.42
Diluted	$0.80	$3.22	$1.95	$0.44	$0.75	$2.80	$1.66	$0.41

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2019, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2019, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2019, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 27, 2020 expressed an unqualified opinion thereon.
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
February 27, 2020

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2020 Proxy Statement to be filed with the SEC.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2020 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2020 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2020 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2020 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	44
	Consolidated Statements of Income	46
	Consolidated Statements of Comprehensive Income	47
	Consolidated Balance Sheets	48
	Consolidated Statements of Cash Flows	49
	Consolidated Statements of Changes in Stockholders’ Equity	50
	Notes to Consolidated Financial Statements	51

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

Item 16.  Form 10-K Summary

None

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	02/08/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.	X	10-K	000-26640	02/27/2020
10.1	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/26/2015
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan		10-K	000-26640	02/26/2016
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Employment Agreement, dated January 25, 1999, among SCP Pool Corporation, South Central Pool Supply, Inc. and Manuel J. Perez de la Mesa.		10-K	000-26640	03/31/1999
10.8	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.9	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.10	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.11	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.12		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*	Pool Corporation Executive Officer Annual Incentive Plan		10-K	000-26640	02/27/2019

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

10.14
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
				8-K	000-26640	10/02/2017
10.15		as amended by First Amendment to Amended and Restated Credit Agreement.		8-K	000-26640	09/24/2018
10.16		as amended by Second Amendment to Amended and Restated Credit Agreement.	X	10-K	000-26640	02/27/2020
10.17		as amended by Third Amendment to Amended and Restated Credit Agreement.	X	10-K	000-26640	02/27/2020
10.18	*	Pool Corporation Strategic Plan Incentive Program.		10-K	000-26640	02/27/2019
10.19
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.20
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent.
				8-K	000-26640	10/17/2013
10.21		as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.22		as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.23		as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.24		as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.25		as amended by Sixth Amendment to the Receivables Purchase Agreement dated as of October 28, 2016.		8-K	000-26640	10/31/2016
10.26		as amended by Seventh Amendment to the Receivables Purchase Agreement dated as of August 31, 2017.		8-K	000-26640	09/01/2017
10.27		as amended by Eighth Amendment to the Receivables Purchase Agreement dated as of November 28, 2017.		8-K	000-26640	11/29/2017
10.28		as amended by Ninth Amendment to the Receivables Purchase Agreement dated as of October 31. 2018.		8-K	000-26640	11/02/2018
10.29		as amended by Tenth Amendment to the Receivables Purchase Agreement dated as of November 1, 2019.		8-K	000-26640	11/04/2019
10.30		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

10.31		Credit Agreement, dated as of December 30, 2019, among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and Bank of America, N.A., as the Lender.		8-K	000-26640	01/02/2020
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101	X

* Indicates a management contract or compensatory plan or arrangement

+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017;
2.Consolidated Statements of Comprehensive Income for the years ended December 31, 2019, December 31, 2018 and December 31, 2017;
3.Consolidated Balance Sheets at December 31, 2019 and December 31, 2018;
4.Consolidated Statements of Cash Flows for the years ended December 31, 2019, December 31, 2018 and December 31, 2017;
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2019, December 31, 2018 and December 31, 2017; and
6.Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2020.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2020.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chairman of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President, Chief Executive Officer and Director

/s/ MARK W. JOSLIN
Mark W. Joslin	Senior Vice President and Chief Financial Officer

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Vice President, Corporate Controller and Chief Accounting Officer

/s/ ANDREW W. CODE
Andrew W. Code	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director

[This page intentionally left blank]