Form 10-Q
period 2020-03-31
POOL CORP
filed 2020-04-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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

As of April 27, 2020, there were 39,935,524 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2020

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2020	2019
Net sales	$677,288	$597,456
Cost of sales	487,659	422,825
Gross profit	189,629	174,631
Selling and administrative expenses	147,097	136,245
Impairment of goodwill and other assets	6,944	—
Operating income	35,588	38,386
Interest and other non-operating expenses, net	4,789	6,616
Income before income taxes and equity earnings	30,799	31,770
Income tax benefit	(25)	(802)
Equity earnings in unconsolidated investments, net	88	65
Net income	$30,912	$32,637

Earnings per share:
Basic	$0.77	$0.83
Diluted	$0.75	$0.80
Weighted average shares outstanding:
Basic	40,125	39,479
Diluted	40,955	40,696

Cash dividends declared per common share	$0.55	$0.45

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Net income	$30,912	$32,637
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(5,430)	214
Change in unrealized losses on interest rate swaps, net of change in taxes of $2,837 and $90	(8,510)	(269)
Total other comprehensive loss	(13,940)	(55)
Comprehensive income	$16,972	$32,582

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2020	2019	2019 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$17,808	$28,581	$28,583
Receivables, net	66,328	72,352	76,648
Receivables pledged under receivables facility	279,587	240,775	149,891
Product inventories, net	858,190	815,742	702,274
Prepaid expenses and other current assets	16,465	16,116	16,172
Total current assets	1,238,378	1,173,566	973,568

Property and equipment, net	113,987	107,690	112,246
Goodwill	193,380	188,478	188,596
Other intangible assets, net	9,832	11,744	11,038
Equity interest investments	1,260	1,200	1,227
Operating lease assets	174,653	177,293	176,689
Other assets	16,291	18,379	19,902
Total assets	$1,747,781	$1,678,350	$1,483,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$517,620	$472,487	$261,963
Accrued expenses and other current liabilities	62,614	47,658	60,813
Short-term borrowings and current portion of long-term debt	16,353	21,734	11,745
Current operating lease liabilities	55,703	55,744	56,325
Total current liabilities	652,290	597,623	390,846

Deferred income taxes	30,464	29,368	32,598
Long-term debt, net	569,697	677,243	499,662
Other long-term liabilities	26,470	26,469	27,970
Non-current operating lease liabilities	120,462	122,770	122,010
Total liabilities	1,399,383	1,453,473	1,073,086

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,930,962, 39,679,157 and 40,074,160 shares issued and outstanding at March 31, 2020, March 31, 2019 and December 31, 2019, respectively	40	40	40
Additional paid-in capital	495,251	463,522	485,239
Retained deficit	(122,594)	(227,633)	(64,740)
Accumulated other comprehensive loss	(24,299)	(11,052)	(10,359)
Total stockholders’ equity	348,398	224,877	410,180
Total liabilities and stockholders’ equity	$1,747,781	$1,678,350	$1,483,266
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2020	2019
Operating activities
Net income	$30,912	$32,637
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,001	6,649
Amortization	336	375
Share-based compensation	3,654	3,259
Equity earnings in unconsolidated investments, net	(88)	(65)
Impairment of goodwill and other assets	6,944	—
Other	3,715	512
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(124,542)	(103,122)
Product inventories	(156,856)	(128,206)
Prepaid expenses and other assets	4,633	(1,427)
Accounts payable	256,874	230,030
Accrued expenses and other current liabilities	(12,855)	(11,838)
Net cash provided by operating activities	19,728	28,804

Investing activities
Acquisition of businesses, net of cash acquired	(13,642)	(9,370)
Purchases of property and equipment, net of sale proceeds	(8,340)	(6,739)
Net cash used in investing activities	(21,982)	(16,109)

Financing activities
Proceeds from revolving line of credit	248,700	206,190
Payments on revolving line of credit	(256,543)	(253,249)
Proceeds from asset-backed financing	97,400	80,100
Payments on asset-backed financing	(17,300)	(13,500)
Payments on term facility	(2,313)	—
Proceeds from short-term borrowings and current portion of long-term debt	6,479	13,713
Payments on short-term borrowings and current portion of long-term debt	(1,871)	(1,148)
Payments of deferred and contingent acquisition consideration	(281)	(311)
Payments of deferred financing costs	(12)	—
Proceeds from stock issued under share-based compensation plans	6,358	7,071
Payments of cash dividends	(22,147)	(17,819)
Purchases of treasury stock	(66,619)	(23,097)
Net cash used in financing activities	(8,149)	(2,050)
Effect of exchange rate changes on cash and cash equivalents	(372)	1,578
Change in cash and cash equivalents	(10,775)	12,223
Cash and cash equivalents at beginning of period	28,583	16,358
Cash and cash equivalents at end of period	$17,808	$28,581

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180
Net income	—	—	—	30,912	—	30,912
Foreign currency translation	—	—	—	—	(5,430)	(5,430)
Interest rate swaps, net of the change in taxes of $2,837	—	—	—	—	(8,510)	(8,510)
Repurchases of common stock, net of retirements	(362)	—	—	(66,619)	—	(66,619)
Share-based compensation	—	—	3,654	—	—	3,654
Issuance of stock under share-based compensation plans	219	—	6,358	—	—	6,358
Declaration of cash dividends	—	—	—	(22,147)	—	(22,147)
Balance at March 31, 2020	39,931	$40	$495,251	$(122,594)	$(24,299)	$348,398

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	32,637	—	32,637
Foreign currency translation	—	—	—	—	214	214
Interest rate swaps, net of the change in taxes $90	—	—	—	—	(269)	(269)
Repurchases of common stock, net of retirements	(155)	(1)	—	(23,096)	—	(23,097)
Share-based compensation	—	—	3,259	—	—	3,259
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of stock under share-based compensation plans	328	1	7,070	—	—	7,071
Declaration of cash dividends	—	—	—	(17,819)	—	(17,819)
Balance at March 31, 2019	39,679	$40	$463,522	$(227,633)	$(11,052)	$224,877

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

A description of our significant accounting policies is included in our 2019 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2019 Annual Report on Form 10-K.  The results for our three month period ended March 31, 2020 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2020.

Newly Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and all related amendments, which are codified into Accounting Standards Codification (ASC) 326, using the cumulative-effect transition method related to our trade receivables. This new standard changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The adoption of this standard did not have a material impact on our financial position or results of operations. We do not expect the adoption of this guidance to have a material effect on our results of operations in future periods. See Allowance for Doubtful Accounts within this note for more information.

We adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, for our interim impairment tests performed in the period ended March 31, 2020. This new standard eliminates the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the previous guidance). Rather, the measurement of a goodwill impairment charge is based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the previous guidance). The impact of the new standard is dependent on the specific facts and circumstances of individual impairments, if any. The adoption of this guidance did not impact our results of operations, statement of financial position or cash flows.

On January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on a prospective basis. This new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The adoption of this guidance did not materially impact our results of operations, statement of financial position or cash flows.

Allowance for Doubtful Accounts

We record trade receivables at the invoiced amounts less an allowance for doubtful accounts for estimated losses we may incur if customers do not pay. We perform periodic credit evaluations of our customers, and we typically do not require collateral. Consistent with industry practices, we generally require payment from our North American customers within 30 days, except for sales under early buy programs for which we provide extended payment terms to qualified customers.

As part of our adoption of ASU 2016-13, we did not recognize an adjustment to the beginning balance of retained earnings as the impact from adoption was not material. Our estimate of future losses is made by management based upon historical bad debts, current customer receivable balances, age of customer receivable balances, customers’ financial conditions and current and forecasted economic trends including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family house prices. Our assessment of future losses in the first quarter of 2020 considered the impact of the COVID-19 pandemic on forecasted economic trends. At the end of each quarter, we also perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

Our allowance for doubtful accounts balance was $6.9 million at March 31, 2020 and $5.6 million at March 31, 2019. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, remained consistent between periods. We increased our allowance for doubtful accounts balance at March 31, 2020 from the prior period to reflect current economic conditions.

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	March 31,
	2020	2019
Balance at beginning of quarter	$5,472	$6,182
Bad debt expense	2,257	456
Write-offs, net of recoveries	(876)	(993)
Balance at end of quarter	$6,853	$5,645

Goodwill and Intangible Impairment

As discussed in Note 1 to the Consolidated Financial Statements in our 2019 Annual Report on Form 10-K, goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed. We test goodwill and other indefinite lived intangible assets for impairment annually as of October 1st and at any other time when impairment indicators exist.

As a result of the effect of COVID-19 on expected future operating cash flows, we determined certain impairment triggers had occurred and performed interim goodwill impairment analyses for our Australian reporting units during the first quarter of 2020. We performed discounted cash flow analyses and determined that the estimated fair values of our Australian reporting units no longer exceeded their carrying values. As a result of our interim impairment analysis, we recorded goodwill and intangibles impairment equal to the total goodwill and intangibles carrying amount of our five Australian reporting units. The total impairment charge of $4.4 million included goodwill impairment of $3.5 million and intangibles impairment of $0.9 million related to the Pool Systems tradename and trademarks. We also considered the impact of the COVID-19 pandemic on the expected future operating cash flows of the remainder of our reporting units. Although we do not currently anticipate any long-term impacts, we continue to monitor reporting units that we consider more at risk; these include our reporting unit in Italy with a goodwill balance of $3.5 million at March 31, 2020, and our three reporting units in Quebec, Canada, with an aggregate goodwill balance of $2.4 million at March 31, 2020.

The determination of our reporting units’ goodwill and intangibles fair values includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of changes in market conditions, forecasted future operating results, including sales growth rates and operating margins, and discount rates, including our weighted-average cost of capital.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $8.0 million and $8.8 million in the first quarters of 2020 and 2019, respectively.

Retained Deficit

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of March 31, 2020, the Retained deficit on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.5 billion and cumulative dividends of $601.0 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	March 31,		December 31,
	2020	2019	2019
Foreign currency translation adjustments	$(15,557)	$(12,208)	$(10,127)
Unrealized (losses) gains on interest rate swaps, net of tax	(8,742)	1,156	(232)
Accumulated other comprehensive loss	$(24,299)	$(11,052)	$(10,359)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	Annual periods beginning after December 15, 2020	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.	The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	We are currently evaluating the effect this will have on our financial position, results of operations and related disclosures.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2020	2019
Net income	$30,912	$32,637

Weighted average shares outstanding:
Basic	40,125	39,479
Effect of dilutive securities:
Stock options and employee stock purchase plan	830	1,217
Diluted	40,955	40,696

Earnings per share:
Basic	$0.77	$0.83
Diluted	$0.75	$0.80

Anti-dilutive stock options excluded from diluted earnings per share computations	66	65

Note 3 – Acquisitions

In February 2020, we acquired the distribution assets of Master Tile Network LLC, a wholesale distributor of swimming pool tile and hardscape products, adding two locations in Texas, one location in Nevada and one location in Oklahoma. We have completed our acquisition accounting for this acquisition, subject to adjustments for standard holdback provisions per the terms of the purchase agreement, which are not material.

In January 2019, we acquired the distribution assets of W.W. Adcock, Inc., a wholesale distributor of swimming pool products, equipment, parts and supplies, adding two locations in Pennsylvania, one location in North Carolina and one location in Virginia. We have completed our acquisition accounting for this acquisition.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2020	2019
Level 2
Unrealized gains on interest rate swaps	$—	$1,785
Unrealized losses on interest rate swaps	11,611	—

Level 3
Contingent consideration liabilities	$433	$833

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

We currently have one interest rate swap in place, which became effective on November 20, 2019, and terminates on November 20, 2020. This swap contract was previously forward-starting and converts the variable interest rate to a fixed interest rate on our variable rate borrowings. For this interest rate swap, we have not recognized any gains or losses through income, nor has there been any effect on income from hedge ineffectiveness over the term of the swap contract.

The following table provides additional details related to this swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	July 6, 2016	November 20, 2019	November 20, 2020	$150.0	1.1425%

For the interest rate swap contract in effect at March 31, 2020, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the three month period ended March 31, 2020.

We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings.

The following table provides details related to each of our forward-starting interest rate swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	May 7, 2019	November 20, 2020	September 29, 2022	$75.0	2.0925%
Forward-starting interest rate swap 2	July 25, 2019	November 20, 2020	September 29, 2022	$75.0	1.5500%
Forward-starting interest rate swap 3	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Forward-starting interest rate swap 4	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%
Forward-starting interest rate swap 5	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, the Company's assets and liabilities are also subject to nonrecurring fair value measurements.

Generally, our assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amount of our Australian reporting units. See Goodwill and Intangibles Impairment within Note 1 for more information on goodwill and intangible impairment recognized in the period ended March 31, 2020.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2020	2019
Variable rate debt
Short-term borrowings	$8,126	$13,714
Current portion of long-term debt:
Australian credit facility	8,227	8,020
Short-term borrowings and current portion of long-term debt	16,353	21,734

Long-term portion:
Revolving credit facility	192,829	503,073
Term facility	182,688	—
Receivables securitization facility	195,100	175,100
Less: financing costs, net	920	930
Long-term debt, net	569,697	677,243
Total debt	$586,050	$698,977

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with Management’s Discussion and Analysis included in our 2019 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including impacts on our business from the COVID-19 pandemic, the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants, excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2019 Annual Report on Form 10-K and in Part II, Item 1A. of this Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

OVERVIEW

Financial Results

We started the year with robust growth as we believe that underlying demand for our products has been strong. During the first quarter of 2020, we benefited from earlier pool openings, as mild weather combined with school closures drove greater early-season residential pool usage. Beginning in the middle of March, when stay-at-home orders related to the COVID-19 pandemic were being issued, sales growth began to level off.

Most of our North American operations are and have been continuously open for business as we are designated ‘essential’ in almost all of our markets. In Europe, our operations closed for a short period in France, Spain and Italy, in order to comply with local authorities’ orders. Our products and services are used to maintain and protect outdoor commercial, residential and municipal environments, including chemically-balanced, virus and bacteria-free swimming pool water and in the prevention of runoff, flood, fire and other natural disasters, and are ‘essential’ to the health and safety of the general public. As a result, our supply chain remains relatively intact, and with some exceptions, our customers are continuing to meet end-user needs.

As of the end of April, stay-at-home orders of varying degrees are now in place in almost all jurisdictions in which we operate, resulting in year-over-year sales declines for the month of April of five to ten percent as these orders impact our business unevenly throughout our network. It is unclear how long these conditions will last and what the continuing social and economic impact will be on our business after these restrictions are lifted. We have taken steps to preserve capital and reduce costs where warranted, while retaining options for further business adjustments as conditions evolve and we gain more clarity. For example, we currently project that our capital expenditures for 2020 will be approximately half of the $33.4 million spent in 2019. Our lower planned capital expenditures include the deferral of previously planned sales center openings until future conditions are clearer. We are working closely with our suppliers to maintain the flow of essential products to provide customers with the materials they need to serve their communities. Given the seasonality of our business, our warehouses were already stocked with inventory in preparation for the upcoming peak season prior to the implementation of most stay-at-home orders. As a result, the limited vendor supply interruptions experienced to date have had a minimal impact on our business, although that could change depending on the duration and severity of social distancing conditions.

Net sales increased 13% to $677.3 million in the first quarter of 2020 compared to $597.5 million in the first quarter of 2019, while base business sales also grew 13% compared to the same period last year. During the quarter, sales benefited from strong demand for discretionary products as evidenced by higher sales growth in construction materials and products used in the remodel and replacement of in-ground pools. In addition, sales were favorably impacted by a pull forward of lower margin customer early-buy sales from the second quarter into the first and by an additional selling day in the first quarter of 2020 compared to the first quarter of 2019.

Gross profit increased 9% to $189.6 million in the first quarter of 2020 from $174.6 million in the same period of 2019. Base business gross profit improved 8% over the first quarter of 2019. Gross margin decreased 120 basis points to 28.0% in the first quarter of 2020 compared to 29.2% in the first quarter of 2019. Gross margin in the first quarter of 2019 reflected benefits from strategic inventory purchases we made ahead of vendor price increases resulting in a comparative decline in the first quarter of 2020 in addition to the impact of the customer early-buys mentioned above.

Selling and administrative expenses increased 13% to $154.0 million in the first quarter of 2020 compared to the first quarter of 2019. Base business operating expenses also increased 13% over the comparable 2019 period. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amount of our Australian reporting units. Excluding non-cash impairments, both selling and administrative expenses and base business operating expenses increased 8%, reflecting increases in growth-driven variable labor and freight expenses as well as greater facility-related costs.

Operating income in the first quarter of 2020 decreased 7% to $35.6 million compared to the same period in 2019. Adjusted operating income, excluding non-cash impairments, was $42.5 million in the first quarter of 2020 compared to operating income of $38.4 million in the first quarter of 2019, an 11% increase. Operating margin was 5.3% in the first quarter of 2020, or 6.3% excluding impairment charges, compared to 6.4% in the first quarter of 2019.

We recorded an $8.0 million, or $0.19 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2020 compared to a tax benefit of $8.8 million, or $0.21 per diluted share, realized in the same period of 2019.

Net income decreased 5% to $30.9 million in the first quarter of 2020 compared to $32.6 million in the first quarter of 2019. Adjusted net income in the first quarter of 2020, excluding the tax-effected impact of non-cash impairments of $6.3 million, or $0.15 per diluted share, increased 14% to $37.2 million. Earnings per share decreased 6% to $0.75 per diluted share in the first quarter of 2020 compared to $0.80 in the same period of 2019. Excluding after-tax non-cash impairments in the first quarter of 2020 and tax benefits in both periods, adjusted earnings per diluted share increased 20% to $0.71 in the first quarter of 2020 compared to $0.59 in the first quarter of 2019. See the reconciliation of GAAP to non-GAAP measures included in RESULTS OF OPERATIONS below.

References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

As of March 31, 2020, total net receivables, including pledged receivables, increased 10% compared to March 31, 2019, driven by our March sales growth. Our DSO, as calculated on a trailing four quarters basis, was 29.2 days at March 31, 2020 and 29.8 days at March 31, 2019. Our allowance for doubtful accounts balance was $6.9 million at March 31, 2020 and $5.6 million at March 31, 2019.

Net inventory levels grew 5% compared to levels at March 31, 2019. The inventory reserve was $10.3 million at March 31, 2020 and $8.5 million at March 31, 2019. Our inventory turns, as calculated on a trailing four quarters basis, were 3.2 times at March 31, 2020 and 3.1 times at March 31, 2019.

Total debt outstanding at March 31, 2020 was $586.1 million, down 16% compared to total debt at March 31, 2019. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2019, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

We expect 2020 diluted EPS of $5.30 to $5.90, including the impact of first quarter tax benefits of $0.19 and the $0.15 impact of non-cash impairments recorded in the first quarter of 2020. Excluding the impact of non-cash impairments, we expect 2020 adjusted diluted EPS of $5.45 to $6.05. Our updated guidance range includes a wide range of outcomes as the severity and duration of the COVID-19 pandemic remains unknown. Our previous 2020 earnings guidance range disclosed earlier in the year was $6.47 to $6.77 per diluted share, including an estimated $0.06 tax benefit. See the reconciliation of GAAP to non-GAAP measures included in RESULTS OF OPERATIONS below.

The top of our earnings guidance range assumes sales growth of 2% from 2019, while the bottom of our range assumes a sales decline of 2.5%. The majority of our business is driven by recurring revenue streams from the installed base of pools, and we believe that underlying demand for most discretionary products, including those serving the renovation and construction markets, remains strong. At the same time, the impact of extended stay-at-home and social distancing orders as well as unfavorable economic conditions resulting from the COVID-19 pandemic could have a more severe adverse impact on our business, including an easing of demand for products dependent on discretionary spending.

We expect gross margin to decline in the second quarter of 2020 compared to the second quarter of 2019 when margin growth was 30 basis points. Depending on competitor price concessions, we expect that gross margin for the full year of 2020 could decline slightly to moderately compared to gross margin for the full year of 2019.

We expect base business operating expenses for the remainder of the year to benefit from actions taken by management to reduce costs and to vary in line with changes in sales performance. For the year, we expect operating expenses to range from modest growth to modest declines compared to 2019.

We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2020 will approximate 25.5%, which is consistent with 2019. Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded an $8.0 million, or $0.19 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2020. We may recognize additional tax benefits related to stock option exercises in 2020 from grants that expire in years after 2020. We have not included any expected benefits in our guidance beyond what we have recognized as of March 31, 2020.

We expect cash provided by operations will remain strong in comparison to net income for the 2020 fiscal year. We expect to continue to use cash to fund opportunistic share repurchases over the next year. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors (“the Board”). Most recently, on April 23, 2020, the Board declared a quarterly cash dividend of $0.58 per share, a five percent increase over the previous dividend amount of $0.55 per share. The dividend will be payable on May 29, 2020 to holders of record on May 15, 2020.

RESULTS OF OPERATIONS

As of March 31, 2020, we conducted operations through 378 sales centers in North America, Europe and Australia. For the three months ended March 31, 2020, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2020	2019
Net sales	100.0%	100.0%
Cost of sales	72.0	70.8
Gross profit	28.0	29.2
Selling and administrative expenses	21.7	22.8
Impairment of goodwill and other assets	1.0	—
Operating income	5.3	6.4
Interest and other non-operating expenses, net	0.7	1.1
Income before income taxes and equity earnings	4.5%	5.3%

Note: Due to rounding, percentages presented in the table above may not add to Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2020 and 2019 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2020	2019	2020	2019	2020	2019
Net sales	$667,804	$588,390	$9,484	$9,066	$677,288	$597,456

Gross profit	186,810	172,608	2,819	2,023	189,629	174,631
Gross margin	28.0%	29.3%	29.7%	22.3%	28.0%	29.2%

Operating expenses (1)	150,873	133,599	3,168	2,646	154,041	136,245
Expenses as a % of net sales	22.6%	22.7%	33.4%	29.2%	22.7%	22.8%

Operating income (loss) (1)	35,937	39,009	(349)	(623)	35,588	38,386
Operating margin	5.4%	6.6%	(3.7)%	(6.9)%	5.3%	6.4%
(1)Base business and total include $6.9 million of impairment from goodwill and other assets.

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Master Tile Network LLC (1)	February 2020	4	February - March 2020
W.W. Adcock, Inc. (1)	January 2019	4	January - March 2020 and January - March 2019
Turf & Garden, Inc. (1)	November 2018	4	January 2020 and January 2019

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

The table below summarizes the changes in our sales center count during the first three months of 2020:

December 31, 2019	373
Acquired locations	4
New locations	2
Consolidated locations	(1)
March 31, 2020	378

Net Sales

	Three Months Ended
	March 31,
(in millions)	2020	2019	Change
Net sales	$677.3	$597.5	$79.8	13%

Net sales and base business net sales increased 13% in the first quarter of 2020 compared to the first quarter of 2019. During the first quarter of 2020, sales benefited from earlier pool openings, as mild weather combined with school closures, drove greater early-season residential pool usage. In the first quarter of 2020, we observed above-average temperatures in most of the contiguous United States, particularly in the southern United States, whereas in the first quarter 2019, wetter and cooler-than-normal temperatures prevailed.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as building materials (see discussion below);
•market share gains, particularly in building materials and commercial products (see discussion below); and
•inflationary product cost increases of approximately 1% - 2%.

Additionally, sales were favorably impacted by a pull forward of lower margin customer early-buy sales from the second quarter into the first and by an additional selling day in the first quarter of 2020 compared to the first quarter of 2019.

We believe that higher sales growth rates for certain product offerings, such as equipment and building materials, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first quarter of 2020, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased 18% compared to the same period last year. These products collectively represented approximately 31% of net sales for the period. Sales of building materials grew 14% compared to the first quarter of 2019 and represented approximately 14% of net sales in the first quarter of 2020.

Sales to customers who service large commercial installations such as hotels, universities and community recreational facilities are included in the appropriate existing product categories, and growth in this area is reflected in the numbers above. Sales to these customers represented approximately 5% of our consolidated net sales for the first quarter of 2020 and increased 5% compared to the first quarter of 2019.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2020	2019	Change
Gross profit	$189.6	$174.6	$15.0	9%
Gross margin	28.0%	29.2%

Gross margin was impacted in the first quarter of 2020 by a pull forward of lower margin customer early-buy sales from the second quarter into the first. In addition, gross margin in the first quarter of 2019 reflected benefits from strategic inventory purchases ahead of vendor price increases resulting in a comparative decline in the first quarter of 2020.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2020	2019	Change
Selling and administrative expenses	$147.1	$136.2	$10.9	8%
Impairment of goodwill and other assets	6.9	—	6.9	100%
Operating expenses as a % of net sales	22.7%	22.8%

Operating expenses and base business operating expenses increased 13% in the first quarter of 2020 compared to the first quarter of 2019. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units. Excluding impairment charges, operating expenses and base business operating expenses were up 8%, reflecting increases in growth-driven variable labor and freight expenses as well as greater facility-related costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2020 decreased $1.8 million compared to the first quarter of 2019. The decrease reflects lower average debt levels and lower average interest rates between periods. Our weighted average effective interest rate decreased to 2.7% for the first quarter of 2020 from 3.7% for the first quarter of 2019 on lower average outstanding debt of $493.7 million versus $674.6 million for the respective periods.

Income Taxes

Our effective income tax rate was a 0.1% benefit for the three months ended March 31, 2020 compared to a 2.5% benefit for the three months ended March 31, 2019. We recorded an $8.0 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2020 compared to a benefit of $8.8 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.8% for the first quarter of 2020 and 25.1% for the first quarter of 2019. Since the goodwill and intangibles impairment charge of $4.4 million is non-deductible for tax purposes, it increased our effective tax rate 0.4% for the period ended March 31, 2020.

Net Income and Earnings Per Share

Net income decreased 5% to $30.9 million in the first quarter of 2020 compared to the first quarter of 2019. Adjusted net income in the first quarter of 2020, excluding the tax-effected impact of non-cash impairments of $6.3 million, or $0.15 per diluted share, increased 14% to $37.2 million. Earnings per diluted share decreased 6% to $0.75 in the first quarter of 2020 versus $0.80 per diluted share for the comparable 2019 period. The benefit from ASU 2016-09 increased diluted earnings per share by $0.19 in the first quarter of 2020 and $0.21 in the first quarter of 2019. Excluding non-cash impairments, net of tax, in the first quarter of 2020 and tax benefits in both periods, earnings per diluted share increased 20% to $0.71 in the first quarter of 2020 compared to $0.59 in the first quarter of 2019. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

2020 Diluted EPS Guidance

We have included adjusted projected 2020 diluted EPS, a non-GAAP financial measure, as a supplemental disclosure in order to demonstrate the impact of our first quarter 2020 non-cash impairment charge on our projected 2020 diluted EPS and provide investors and others with additional information about our potential future operating performance. We believe adjusted projected 2020 diluted EPS should be considered in addition to, and not as a substitute for, our projected 2020 diluted EPS presented in accordance with GAAP, and in the context of our other forward-looking and cautionary statements included within this Form 10-Q.

The table below presents a reconciliation of projected 2020 diluted EPS to adjusted projected 2020 diluted EPS.

(Unaudited)	2020 Guidance Range
	Floor	Ceiling
Diluted EPS (1)	$5.30	$5.90
After-tax non-cash impairment charges	0.15	0.15
Adjusted Diluted EPS (1)	$5.45	$6.05
(1)Includes first quarter 2020 ASU 2016-09 tax benefit of $0.19 per diluted share and does not include potential additional tax benefits.

Adjusted Income Statement Information
We have included adjusted operating income, adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures, as supplemental disclosures because we believe these measures are useful to investors and others in assessing our year-over-year operating performance. We believe these measures should be considered in addition to, not as a substitute for, operating income, net income, and diluted EPS presented in accordance with GAAP, respectively, and in the context of our other disclosures included within this Form 10-Q. Other companies may calculate these non-GAAP financial measures differently than we do, which may limit their usefulness as comparative measures.

The table below presents a reconciliation of operating income to adjusted operating income.

(Unaudited)	Three Months Ended
(in thousands)	March 31,
2020
Operating income	$35,588
Impairment of goodwill and other assets	6,944
Adjusted operating income	$42,532

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Three Months Ended
(in thousands)	March 31,
2020
Net income	$30,912
Impairment of goodwill and other assets	6,944
Tax impact on impairment of long-term note (1)	(654)
Adjusted net income	$37,202
(1)Our effective tax rate at March 31, 2020 was a 0.1% benefit. Excluding impairment from goodwill and intangibles of $4.4 million and the $8.0 million tax benefit from ASU 2016-19, our effective tax rate was 25.4%, which was used to calculate the tax impact related to the $2.5 million impairment from our long-term note.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended
	March 31,
	2020	2019
Diluted EPS	$0.75	$0.80
After-tax non-cash impairment charges	0.15	—
Adjusted diluted EPS excluding after-tax non-cash impairment charges	0.90	0.80
Tax benefit	(0.19)	(0.21)
Adjusted diluted EPS excluding after-tax non-cash impairment charges and tax benefit	$0.71	$0.59

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

The following table presents certain unaudited quarterly data for the first quarter of 2020, the four quarters of 2019 and the fourth, third and second quarters of 2018.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2020	2019				2018
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$677,288	$582,234	$898,500	$1,121,328	$597,456	$543,082	$811,311	$1,057,804
Gross profit	189,629	162,050	257,931	330,314	174,631	160,442	235,003	308,655
Operating income	35,588	25,798	104,540	172,523	38,386	25,970	92,337	162,042
Net income	30,912	18,024	79,525	131,390	32,637	16,811	69,261	117,049

Balance Sheet Data
Total receivables, net	$345,915	$226,539	$307,798	$417,126	$313,127	$207,801	$287,773	$404,415
Product inventories, net	858,190	702,274	616,217	694,447	815,742	672,579	609,983	606,583
Accounts payable	517,620	261,963	214,309	342,335	472,487	237,835	204,706	300,232
Total debt	586,050	511,407	547,560	692,337	698,977	666,761	580,703	657,120

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2020 and 2019 Results

In the first quarter of 2020, sales benefited from above-average temperatures throughout the contiguous United States, particularly in the southern United States. These favorable weather conditions contrast from the first quarter of 2019 when wetter and cooler-than-normal temperatures to begin the year hindered sales growth.

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

Capital expenditures were 1.0% of net sales in 2019, 1.1% of net sales in 2018 and 1.4% of net sales in 2017. Our higher capital spending in 2017 related to expanding our facilities and purchasing delivery vehicles to address growth. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. We expect total capital expenditures in 2020 to be half of 2019 capital expenditures as we reduce spending in response to the economic impacts of the COVID-19 pandemic.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2020	2019
Operating activities	$19,728	$28,804
Investing activities	(21,982)	(16,109)
Financing activities	(8,149)	(2,050)

Cash provided by operations of $19.7 million for the first three months of 2020 decreased $9.1 million compared to the first three months of 2019 due to fluctuations in our working capital balances primarily related to growth of our receivables and inventories, which were offset by increases in our accounts payable.
Cash used in investing activities for the first three months of 2020 increased compared to the first three months of 2019 primarily due to the acquisition of Master Tile Network LLC, which we completed in February 2020.

Cash used in financing activities was $8.1 million for the first three months of 2020 compared to $2.1 million for the first three months of 2019, which reflects additional share repurchases of $43.5 million and an increase in dividends paid of $4.3 million, offset by a $42.4 million increase in amounts provided by net borrowings.

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
At March 31, 2020, there was $192.8 million outstanding, a $4.8 million standby letter of credit outstanding and $552.4 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of March 31, 2020 was approximately 1.9%, excluding commitment fees.
Term Facility
Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. The Term Facility will be repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment equal to 66.25% of the Term Facility due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.
At March 31, 2020, there was $182.7 million outstanding under the Term Facility with a weighted average effective interest rate of 2.4%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2020, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2020, our average total leverage ratio equaled 1.49 (compared to 1.61 as of December 31, 2019) and the TTM average total debt amount used in this calculation was $572.7 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2020, our fixed charge ratio equaled 5.56 (compared to 5.38 as of December 31, 2019) and TTM Rental Expense was $60.6 million.
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

Receivables Securitization Facility

Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and May 31, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $120.0 million to $275.0 million throughout the remaining months of the year. The Receivables Facility matures on November 1, 2021.

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
At March 31, 2020, there was $195.1 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.6%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of March 31, 2020, we had one interest rate swap contract in place, which became effective on November 20, 2019 and terminates on November 20, 2020. This swap contract was previously forward-starting and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.1425% on a notional amount of $150.0 million. Interest expense related to the notional amounts under this swap contract is based on the fixed rate plus the applicable margin on our variable rate borrowings.
We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings.

The following table provides details related to each of our forward-starting interest rate swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	May 7, 2019	November 20, 2020	September 29, 2022	$75.0	2.0925%
Forward-starting interest rate swap 2	July 25, 2019	November 20, 2020	September 29, 2022	$75.0	1.5500%
Forward-starting interest rate swap 3	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Forward-starting interest rate swap 4	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%
Forward-starting interest rate swap 5	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

Compliance and Future Availability
As of March 31, 2020, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2019 Annual Report on Form 10-K.
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
As of April 27, 2020, $182.8 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2019 Annual Report on Form 10-K.  See Allowance for Doubtful Accounts in Note 1 for more information on our adoption of ASU 2016-13. We have not changed any other policies from those previously disclosed.

Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the three months ended March 31, 2020 from what we reported in our 2019 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2019 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the three months ended March 31, 2020 from what we reported in our 2019 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A. in our 2019 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of March 31, 2020, our disclosure controls and procedures were effective.
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

Item 1A.  Risk Factors
In light of recent developments related to the COVID-19 pandemic, we are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K with the below risk factor. There have been no other material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K.

The outbreak of COVID-19 and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. Such orders or restrictions have resulted in temporary store closures, limitation of store hours, limitations on the number of people in stores or in warehouses, requirements on sanitation and social distancing practices and travel restrictions, among other effects. Our sales in March and April 2020 were adversely impacted by the COVID-19 pandemic. Additionally, in the first quarter of 2020, we recorded impairment charges of $6.9 million related to the pandemic. For additional information, see the “Overview” section of Management’s Discussion and Analysis in Part I, Item 2 and Nonrecurring Fair Value Measurements within Note 4. COVID-19 and any resulting economic downturn may have further negative impacts on our business, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2020	—	$—	—	$249,200,474
February 1-29, 2020	7,720	$220.01	—	$249,200,474
March 1-31, 2020	353,972	$183.41	344,098	$186,362,300
Total	361,692	$184.19	344,098
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  There were 17,594 shares surrendered for this purpose in the first quarter of 2020.
(2)As of April 27, 2020, $182.8 million of the authorized amount remained available under our current share repurchase program.
Our Board of Directors may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis in Part I, Item 2. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three months ended March 31, 2020 and March 31, 2019;
2.Consolidated Statements of Comprehensive Income for the three months ended March 31, 2020 and March 31, 2019;
3.Consolidated Balance Sheets at March 31, 2020, December 31, 2019 and March 31, 2019;
4.Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2020 and March 31, 2019;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2020 and March 31, 2019; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 30, 2020.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant