Form 10-Q
period 2020-06-30
POOL CORP
filed 2020-07-31
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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

As of July 28, 2020, there were 40,075,874 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2020

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	$1,280,846	$1,121,328	$1,958,134	$1,718,784
Cost of sales	907,365	791,014	1,395,024	1,213,839
Gross profit	373,481	330,314	563,110	504,945
Selling and administrative expenses	167,624	157,791	314,721	294,036
Impairment of goodwill and other assets	—	—	6,944	—
Operating income	205,857	172,523	241,445	210,909
Interest and other non-operating expenses, net	2,643	6,424	7,432	13,040
Income before income taxes and equity earnings	203,214	166,099	234,013	197,869
Provision for income taxes	45,733	34,778	45,708	33,976
Equity earnings in unconsolidated investments, net	74	69	162	134
Net income	$157,555	$131,390	$188,467	$164,027

Earnings per share:
Basic	$3.94	$3.30	$4.71	$4.14
Diluted	$3.87	$3.22	$4.62	$4.02
Weighted average shares outstanding:
Basic	39,973	39,827	40,049	39,654
Diluted	40,715	40,848	40,837	40,773

Cash dividends declared per common share	$0.58	$0.55	$1.13	$1.00

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$157,555	$131,390	$188,467	$164,027
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,134	1,208	(3,296)	1,422
Change in unrealized losses on interest rate swaps, net of change in taxes of $855, $413, $3,692 and $503	(2,567)	(1,240)	(11,077)	(1,509)
Total other comprehensive loss	(433)	(32)	(14,373)	(87)
Comprehensive income	$157,122	$131,358	$174,094	$163,940

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2020	2019	2019 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$44,185	$60,694	$28,583
Receivables, net	144,842	127,260	76,648
Receivables pledged under receivables facility	308,563	289,866	149,891
Product inventories, net	628,418	694,447	702,274
Prepaid expenses and other current assets	11,139	10,922	16,172
Total current assets	1,137,147	1,183,189	973,568

Property and equipment, net	111,258	113,360	112,246
Goodwill	193,784	188,665	188,596
Other intangible assets, net	9,615	11,502	11,038
Equity interest investments	1,274	1,213	1,227
Operating lease assets	183,126	173,854	176,689
Other assets	18,593	18,799	19,902
Total assets	$1,654,797	$1,690,582	$1,483,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$346,272	$342,335	$261,963
Accrued expenses and other current liabilities	139,661	81,626	60,813
Short-term borrowings and current portion of long-term debt	9,558	23,974	11,745
Current operating lease liabilities	56,625	55,692	56,325
Total current liabilities	552,116	503,627	390,846

Deferred income taxes	29,399	28,852	32,598
Long-term debt, net	429,246	668,363	499,662
Other long-term liabilities	29,008	27,191	27,970
Non-current operating lease liabilities	128,237	119,380	122,010
Total liabilities	1,168,006	1,347,413	1,073,086

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,041,683, 39,897,898 and 40,074,160 shares issued and outstanding at June 30, 2020, June 30, 2019 and December 31, 2019, respectively	40	40	40
Additional paid-in capital	503,271	472,390	485,239
Retained earnings (deficit)	8,212	(118,177)	(64,740)
Accumulated other comprehensive loss	(24,732)	(11,084)	(10,359)
Total stockholders’ equity	486,791	343,169	410,180
Total liabilities and stockholders’ equity	$1,654,797	$1,690,582	$1,483,266
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2020	2019
Operating activities
Net income	$188,467	$164,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,993	13,558
Amortization	655	713
Share-based compensation	7,221	6,594
Equity earnings in unconsolidated investments, net	(162)	(134)
Impairment of goodwill and other assets	6,944	—
Other	3,171	2,558
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(229,506)	(206,271)
Product inventories	75,199	(5,380)
Prepaid expenses and other assets	(677)	4,831
Accounts payable	84,190	97,232
Accrued expenses and other current liabilities	71,705	19,713
Net cash provided by operating activities	221,200	97,441

Investing activities
Acquisition of businesses, net of cash acquired	(13,711)	(9,345)
Purchases of property and equipment, net of sale proceeds	(13,031)	(19,193)
Net cash used in investing activities	(26,742)	(28,538)

Financing activities
Proceeds from revolving line of credit	318,155	545,834
Payments on revolving line of credit	(504,140)	(657,180)
Proceeds from asset-backed financing	191,700	176,100
Payments on asset-backed financing	(71,700)	(54,200)
Payments on term facility	(4,625)	—
Proceeds from short-term borrowings and current portion of long-term debt	10,731	22,687
Payments on short-term borrowings and current portion of long-term debt	(12,918)	(7,881)
Payments of deferred and contingent acquisition consideration	(281)	(311)
Payments of deferred financing costs	(12)	—
Proceeds from stock issued under share-based compensation plans	10,811	12,603
Payments of cash dividends	(45,312)	(39,753)
Purchases of treasury stock	(70,203)	(23,097)
Net cash used in financing activities	(177,794)	(25,198)
Effect of exchange rate changes on cash and cash equivalents	(1,062)	631
Change in cash and cash equivalents	15,602	44,336
Cash and cash equivalents at beginning of period	28,583	16,358
Cash and cash equivalents at end of period	$44,185	$60,694

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180
Net income	—	—	—	30,912	—	30,912
Foreign currency translation	—	—	—	—	(5,430)	(5,430)
Interest rate swaps, net of the change in taxes of $2,837	—	—	—	—	(8,510)	(8,510)
Repurchases of common stock, net of retirements	(362)	—	—	(66,619)	—	(66,619)
Share-based compensation	—	—	3,654	—	—	3,654
Issuance of stock under share-based compensation plans	219	—	6,358	—	—	6,358
Declaration of cash dividends	—	—	—	(22,147)	—	(22,147)
Balance at March 31, 2020	39,931	40	495,251	(122,594)	(24,299)	348,398
Net income	—	—	—	157,555	—	157,555
Foreign currency translation	—	—	—	—	2,134	2,134
Interest rate swaps, net of the change in taxes of $855	—	—	—	—	(2,567)	(2,567)
Repurchases of common stock, net of retirements	(19)	—	—	(3,584)	—	(3,584)
Share-based compensation	—	—	3,567	—	—	3,567
Issuance of stock under share-based compensation plans	130	—	4,453	—	—	4,453
Declaration of cash dividends	—	—	—	(23,165)	—	(23,165)
Balance at June 30, 2020	40,042	$40	$503,271	$8,212	$(24,732)	$486,791

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	32,637	—	32,637
Foreign currency translation	—	—	—	—	214	214
Interest rate swaps, net of the change in taxes of $90	—	—	—	—	(269)	(269)
Repurchases of common stock, net of retirements	(155)	(1)	—	(23,096)	—	(23,097)
Share-based compensation	—	—	3,259	—	—	3,259
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of stock under share-based compensation plans	328	1	7,070	—	—	7,071
Declaration of cash dividends	—	—	—	(17,819)	—	(17,819)
Balance at March 31, 2019	39,679	40	463,522	(227,633)	(11,052)	224,877
Net income	—	—	—	131,390	—	131,390
Foreign currency translation	—	—	—	—	1,208	1,208
Interest rate swaps, net of the change in taxes of $413	—	—	—	—	(1,240)	(1,240)
Share-based compensation	—	—	3,335	—	—	3,335
Issuance of stock under share-based compensation plans	219	—	5,533	—	—	5,533
Declaration of cash dividends	—	—	—	(21,934)	—	(21,934)
Balance at June 30, 2019	39,898	$40	$472,390	$(118,177)	$(11,084)	$343,169

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

A description of our significant accounting policies is included in our 2019 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2019 Annual Report on Form 10-K.  The results for our three and six month periods ended June 30, 2020 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2020.

Newly Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and all related amendments, which are codified into Accounting Standards Codification (ASC) 326, using the cumulative-effect transition method related to our trade receivables. This new standard changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The adoption of this standard did not have a material impact on our financial position or results of operations, and we do not expect the adoption of this guidance to have a material effect on our results of operations in future periods. See Allowance for Doubtful Accounts within this note for more information.

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

Upon adoption of ASU 2016-13, we did not recognize an adjustment to the beginning balance of retained earnings as the impact from adoption was not material. Our estimate of future losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current and forecasted economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family house prices. Our assessment of future losses in the first half of 2020 further considered the uncertainty of the impact of the COVID-19 pandemic on forecasted economic trends. At the end of each quarter, we also perform a reserve analysis of all accounts with balances greater than $20,000 that are more than 60 days past due. During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Balance at beginning of period	$5,472	$6,182
Bad debt expense	1,996	1,646
Write-offs, net of recoveries	(1,510)	(1,413)
Balance at end of period	$5,958	$6,415

Goodwill and Intangibles Impairment

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

In the first quarter of 2020, we determined certain impairment triggers for our Australian reporting units had occurred due to the impact of the COVID-19 pandemic on expected future operating cash flows. We performed interim goodwill impairment analyses, which included discounted cash flow analyses, and determined that the estimated fair values of our Australian reporting units no longer exceeded their carrying values. In the period ended March 31, 2020, we recorded impairment equal to the total goodwill and intangibles carrying amounts of our five Australian reporting units, which included goodwill impairment of $3.5 million and intangibles impairment, related to the Pool Systems tradename and trademark, of $0.9 million. We also considered the impact of the COVID-19 pandemic on the expected future operating cash flows of the remainder of our reporting units. Although we do not currently anticipate any long-term impacts for the overall business, we continue to monitor reporting units that we consider more at risk; this includes one reporting unit in Italy with a goodwill balance of $3.5 million at June 30, 2020, and three reporting units in Quebec, Canada, with an aggregate goodwill balance of $2.5 million at June 30, 2020.

The determination of our reporting units’ goodwill and intangibles fair values includes numerous assumptions that are subject to various risks and uncertainties. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of changes in market conditions, forecasted future operating results (including sales growth rates and operating margins) and discount rates (including our weighted-average cost of capital).

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $6.2 million in the second quarter of 2020 compared to $7.8 million in the second quarter of 2019 and $14.2 million in the six months ended June 30, 2020 compared to $16.6 million in the six months ended June 30, 2019.

Retained Earnings

We account for the retirement of treasury shares as a reduction of retained earnings (deficit). As of June 30, 2020, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.5 billion and cumulative dividends of $624.2 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	June 30,		December 31,
	2020	2019	2019
Foreign currency translation adjustments	$(13,423)	$(11,000)	$(10,127)
Unrealized losses on interest rate swaps, net of tax	(11,309)	(84)	(232)
Accumulated other comprehensive loss	$(24,732)	$(11,084)	$(10,359)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	Annual periods beginning after December 15, 2020	We are currently evaluating the effect this standard will have on our financial position, results of operations and related disclosures.
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.	The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	We are currently evaluating the effect this standard will have on our financial position, results of operations and related disclosures.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$157,555	$131,390	$188,467	$164,027

Weighted average shares outstanding:
Basic	39,973	39,827	40,049	39,654
Effect of dilutive securities:
Stock options and employee stock purchase plan	742	1,021	788	1,119
Diluted	40,715	40,848	40,837	40,773

Earnings per share:
Basic	$3.94	$3.30	$4.71	$4.14
Diluted	$3.87	$3.22	$4.62	$4.02

Anti-dilutive stock options excluded from diluted earnings per share computations	—	50	—	50

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contract, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2020	2019
Level 2
Unrealized gains on interest rate swaps	$—	$714
Unrealized losses on interest rate swaps	15,033	880

Level 3
Contingent consideration liabilities	$442	$851

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

We currently have one interest rate swap contract in place, which became effective on November 20, 2019, and terminates on November 20, 2020. This swap contract was previously forward-starting and converts the variable interest rate to a fixed interest rate on our variable rate borrowings. For this interest rate swap, we have not recognized any gains or losses through income, nor has there been any effect on income from hedge ineffectiveness over the term of the swap contract.

The following table provides additional details related to this swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	July 6, 2016	November 20, 2019	November 20, 2020	$150.0	1.1425%

For the interest rate swap contract in effect at June 30, 2020, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the six month period ended June 30, 2020.

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets are recorded at fair value on a nonrecurring basis as a result of impairment charges.

In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units. See Goodwill and Intangibles Impairment within Note 1 for more information on goodwill and intangibles impairment recognized in the period ended March 31, 2020.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2020	2019
Variable rate debt
Short-term borrowings	$—	$15,836
Current portion of long-term debt:
Australian credit facility	9,558	8,138
Short-term borrowings and current portion of long-term debt	9,558	23,974

Long-term portion:
Revolving credit facility	14,688	438,786
Term facility	180,375	—
Receivables securitization facility	235,000	230,400
Less: financing costs, net	817	823
Long-term debt, net	429,246	668,363
Total debt	$438,804	$692,337

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

OVERVIEW

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. Most of our North American operations are and have been continuously open for business as we are designated as an essential business in almost all of our markets. In Europe, our operations closed for a short period in France, Spain and Italy, in order to comply with local authorities’ orders. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. As a result, our supply chain remains intact, with our customers continuing to meet end-user needs.

The health, safety and security of our employees has been, and remains, one of our highest priorities. We have adapted our operations and implemented a number of measures to facilitate a safer sales center environment for both our customers and employees, which includes following best practices and guidelines from the Centers for Disease Control and Prevention (CDC). Where possible, office-based employees are working remotely or in scheduled, staggered shifts. At our sales centers, we’ve implemented enhanced hygiene and sanitation practices. In rare instances, we have had to close facilities in whole or in part as a result of government regulations, as well as positive or presumed positive results from COVID-19 testing. The direct impact of any closures to date has not been material to our operations.

Beginning in the middle of March, when stay-at-home orders related to the COVID-19 pandemic were initially issued, we experienced sales declines across most markets. However, as stay-at-home restrictions eased in late April through early May, our business not only rebounded, but accelerated, resulting in net sales of $1.28 billion for the second quarter of 2020. As families spend more time at home, our sales have benefited from greater swimming pool demand and usage, resulting in broad sales gains across our product categories and geographies. While the short-term impact of this trend has had a positive impact on our business, it is unclear what the long-term impact will be. In addition, governmental restrictions have had a material impact on some of our customers, limiting their ability to operate in certain geographies from mid-March into mid-May. While these restrictions were lifted, new stay-at-home orders or other government mandates could have a material impact on our results.

Our balance sheet remains strong with low leverage and sufficient access to additional capital. Given the seasonality of our business, our warehouses were stocked with inventory in preparation for the upcoming peak season prior to the implementation of most stay-at-home orders. As a result, the limited vendor supply interruptions experienced to date have had a minimal impact on our business. Supply disruptions have largely been limited to categories with the greatest demand, including heat-related equipment and above-ground swimming pools. We continue to work closely with our suppliers to maintain the flow of essential products to provide customers with the materials they need to serve their communities.

In April, we began taking steps to reduce both capital expenditures and operating costs. In our First Quarter 2020 Quarterly Report on Form 10-Q, we communicated that we expected capital expenditures in 2020 to approximate half of the $33.4 million spent in 2019 as we deferred the opening of sales centers we previously planned to launch in 2020. Given our positive results in the second quarter of 2020, we now expect capital expenditures to approximate 65% of 2019 capital expenditures, or approximately $20.0 million to $25.0 million, as we continue to reevaluate deferred capital expenditures. Likewise, in the second quarter of 2020, we reduced expenses for labor, fuel, utilities, advertising, meetings, travel and entertainment. As our business outlook and market trends have improved, we continue to assess our discretionary spending.

The impact of the ongoing pandemic on our business and financial results will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken (or may be taken in the future) in response to the pandemic and changes in customer and supplier behavior in response to the pandemic.

Financial Results

In the second quarter of 2020, net sales increased 14% to $1.28 billion compared to $1.12 billion in the second quarter of 2019. As families are spending more time at home, our sales have benefited from greater swimming pool demand and usage, resulting in broad sales gains across our product categories and geographies.

Gross profit increased 13% to $373.5 million in the second quarter of 2020 from $330.3 million in the same period of 2019. Gross margin decreased 30 basis points to 29.2% in the second quarter of 2020 compared to 29.5% in the second quarter of 2019. Gross margin in the second quarter of 2019 reflected benefits from strategic inventory purchases ahead of vendor pricing increases. In addition, sales of some lower margin, big-ticket items, such as in-ground and above-ground pools and pool equipment, comprised a larger portion of our product mix in the second quarter of 2020 compared to the second quarter of 2019, which, combined with the difficult prior year comparison, resulted in a decline in gross margin between periods.
Selling and administrative expenses (operating expenses) increased 6% to $167.6 million in the second quarter of 2020 compared to $157.8 million in the second quarter of 2019, reflecting an increase of $13.0 million in performance-based compensation in the second quarter of 2020. Excluding performance-based compensation in both periods, operating expenses declined 2% due to control measures put in place over a number of discretionary spending categories at the start of the COVID-19 pandemic. As a percentage of net sales, operating expenses decreased to 13.1% in the second quarter of 2020 compared to 14.1% in the same period of 2019 as we continue to closely monitor discretionary operating expenses.
Operating income in the second quarter of 2020 increased 19% to $205.9 million compared to $172.5 million in the same period in 2019. Operating margin was 16.1% in the second quarter of 2020 compared to 15.4% in the second quarter of 2019.
We recorded a $6.2 million, or $0.15 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended June 30, 2020, compared to a tax benefit of $7.8 million, or $0.19 per diluted share, realized in the same period of 2019.

Net income increased 20% to $157.6 million in the second quarter of 2020 compared to $131.4 million in the second quarter of 2019. Earnings per share increased 20% to $3.87 per diluted share in the second quarter of 2020 compared to $3.22 in the same period of 2019. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 23% to $3.72 in the second quarter of 2020 compared to $3.03 in the second quarter of 2019.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of June 30, 2020, total net receivables, including pledged receivables, increased 9% compared to June 30, 2019, driven by our June sales growth. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 28.5 days at June 30, 2020 and 29.5 days at June 30, 2019. Our allowance for doubtful accounts balance was $6.0 million at June 30, 2020 and $6.4 million at June 30, 2019.

Net inventory levels decreased 10% compared to levels at June 30, 2019, reflecting the strong pace of sales in the second quarter of 2020 and the normalization of inventory levels following the sale of strategic inventory purchases included in our prior year inventory balance. The inventory reserve was $10.8 million at June 30, 2020 and $9.5 million at June 30, 2019. Our inventory turns, as calculated on a trailing four quarters basis, were 3.5 times at June 30, 2020 and 3.1 times at June 30, 2019.

Total debt outstanding at June 30, 2020 was $438.8 million, down 37% compared to total debt at June 30, 2019, as we have utilized our operating cash flows to decrease debt balances. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2019, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

Based on our results to date and expectations for the remainder of the year, we expect 2020 diluted EPS of $6.90 to $7.30, including the impact of year-to-date tax benefits of $0.34 and the $0.15 impact of non-cash impairments recorded in the first quarter of 2020. Our previous 2020 earnings guidance range disclosed in our First Quarter 2020 Quarterly Report on Form 10-Q was $5.30 to $5.90, including first quarter tax benefits of $0.19 and the $0.15 impact of non-cash impairments. Our 2020 earnings guidance range assumes average weather conditions and no adverse impacts from a resurgence of COVID-19 and related government responses.

We expect net sales growth for 2020 to approximate 11% to 13%. The majority of our business is driven by recurring revenue streams from the installed base of pools, and we believe that underlying demand for most discretionary products, including those serving the renovation and construction markets, remains strong. In addition, we believe that our sales for the second half of 2020 will benefit from delayed projects, subject to our customers’ building capacity, including the availability of labor, and favorable weather. At the same time, the impact of new stay-at-home orders or government mandates, as well as unfavorable economic conditions resulting from the COVID-19 pandemic and the resurgence of COVID-19 cases in some of our markets, could have an adverse impact on our business, including an easing of demand for products dependent on discretionary spending.

We expect gross margin for the second half of 2020 to be relatively flat compared to the second half of 2019. Given the decline in gross margin through the first half of 2020, we expect gross margin for the full year of 2020 to decline moderately compared to gross margin for the full year of 2019.

We expect base business operating expenses for the remainder of the year to benefit from actions taken by management in the second quarter of 2020 to reduce costs and to vary in line with changes in sales performance. For the year, we expect operating expenses to increase 6% to 8% compared to 2019.

We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2020 will approximate 25.5%, which is consistent with 2019. Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $14.2 million, or $0.34 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2020. We may recognize additional tax benefits related to stock option exercises in 2020 from grants that expire in years after 2020. We have not included any expected benefits in our guidance beyond what we have recognized as of June 30, 2020.

We expect cash provided by operations will remain strong in comparison to net income for the 2020 fiscal year. We expect to continue to use cash to fund opportunistic share repurchases over the next year. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors (the Board).

RESULTS OF OPERATIONS

As of June 30, 2020, we conducted operations through 378 sales centers in North America, Europe and Australia. For the six months ended June 30, 2020, approximately 94% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.8	70.5	71.2	70.6
Gross profit	29.2	29.5	28.8	29.4
Selling and administrative expenses	13.1	14.1	16.1	17.1
Impairment of goodwill and other assets	—	—	0.4	—
Operating income	16.1	15.4	12.3	12.3
Interest and other non-operating expenses, net	0.2	0.6	0.4	0.8
Income before income taxes and equity earnings	15.9%	14.8%	12.0%	11.5%

Note: Due to rounding, percentages presented in the table above may not add to Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2020 and 2019 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2020	2019	2020	2019	2020	2019
Net sales	$1,276,551	$1,117,922	$4,295	$3,406	$1,280,846	$1,121,328

Gross profit	371,500	329,725	1,981	589	373,481	330,314
Gross margin	29.1%	29.5%	46.1%	17.3%	29.2%	29.5%

Operating expenses	166,068	156,879	1,556	912	167,624	157,791
Expenses as a % of net sales	13.0%	14.0%	36.2%	26.8%	13.1%	14.1%

Operating income (loss)	205,432	172,846	425	(323)	205,857	172,523
Operating margin	16.1%	15.5%	9.9%	(9.5)%	16.1%	15.4%

In our calculation of base business results, we have excluded the following acquisition for the period identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Master Tile Network LLC (1)	February 2020	4	April - June 2020

(1)We acquired certain distribution assets of this company.

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

The table below summarizes the changes in our sales center count during the first six months of 2020:

December 31, 2019	373
Acquired locations	4
New locations	3
Closed/consolidated locations	(2)
June 30, 2020	378

Net Sales

	Three Months Ended
	June 30,
(in millions)	2020	2019	Change
Net sales	$1,280.8	$1,121.3	$159.5	14%

Net sales and base business net sales increased 14% in the second quarter of 2020 compared to the second quarter of 2019. As families are spending more time at home, our sales have benefited from greater swimming pool demand and usage, resulting in broad sales gains across our product categories and geographies.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment, building materials and above-ground pools and spas (see discussion below);
•increased demand for residential swimming pool maintenance supplies due to earlier pool openings and increased usage, as evidenced by improvements in sales growth rates to retail customers;
•market share gains, including those in building materials (see discussion below); and
•inflationary product cost increases of approximately 1% to 2%.

We believe that higher sales growth rates for certain product offerings, such as equipment, building materials and above-ground pools and spas evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the second quarter of 2020, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased 22% compared to the same period last year. These products collectively represented approximately 27% of net sales for the period. Sales of building materials, including recently acquired Master Tile sales centers, grew 7% compared to the second quarter of 2019 and represented approximately 11% of net sales in the second quarter of 2020. Sales of above-ground pools and spas increased 55% in the second quarter of 2020 compared to the second quarter of 2019 and represented approximately 3% of net sales for the period.

Sales to both retail and commercial customers are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. Sales to retail customers increased 22% in the second quarter of 2020 compared to the second quarter of 2019 and represented approximately 16% of our consolidated net sales for the second quarter of 2020. Sales to commercial customers declined 21% in the second quarter of 2020 compared to the second quarter of 2019, driven by COVID-19 related closures and the decline in both business and leisure travel. Sales to commercial customers represented approximately 3% of our consolidated net sales for the second quarter of 2020.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2020	2019	Change
Gross profit	$373.5	$330.3	$43.2	13%
Gross margin	29.2%	29.5%

Gross margin in the second quarter of 2019 reflected benefits from strategic inventory purchases ahead of vendor pricing increases. In addition, sales of some lower margin, big-ticket items, such as in-ground and above-ground pools and pool equipment, comprised a larger portion of our product mix in the second quarter of 2020 compared to the second quarter of 2019, which, combined with the difficult prior year comparison, resulted in a decline in gross margin between periods.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2020	2019	Change
Selling and administrative expenses	$167.6	$157.8	$9.8	6%
Operating expenses as a % of net sales	13.1%	14.1%

Operating expenses and base business operating expenses increased 6% in the second quarter of 2020 compared to the second quarter of 2019, reflecting an increase in performance-based compensation of $13.0 million in the second quarter of 2020. Excluding performance-based compensation in both periods, operating expenses declined 2% due to control measures put in place over a number of discretionary spending categories at the start of the pandemic and further supported by our capacity creation activities, including increased efforts to promote the use of digital order fulfillment tools. In the second quarter of 2020, we reduced expenses for labor, fuel, utilities, advertising, meetings, travel and entertainment.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2020 decreased $3.8 million compared to the second quarter of 2019. The decrease reflects lower average debt levels and lower average interest rates between periods. Our weighted average effective interest rate decreased to 1.8% for the second quarter of 2020 from 3.5% for the second quarter of 2019 on lower average outstanding debt of $493.4 million versus $650.5 million for the respective periods.

Income Taxes

Our effective income tax rate was 22.5% for the three months ended June 30, 2020 compared to 20.9% for the three months ended June 30, 2019. We recorded a $6.2 million tax benefit from ASU 2016-09 in the quarter ended June 30, 2020 compared to a tax benefit of $7.8 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.6% for the second quarters of 2020 and 2019.

Net Income and Earnings Per Share

Net income increased 20% to $157.6 million in the second quarter of 2020 compared to the second quarter of 2019. Earnings per diluted share increased 20% to $3.87 in the second quarter of 2020 versus $3.22 per diluted share for the comparable 2019 period. The benefit from ASU 2016-09 increased diluted earnings per share by $0.15 in the second quarter of 2020 and $0.19 in the second quarter of 2019. Excluding tax benefits in both periods, earnings per diluted share increased 23% to $3.72 in the second quarter of 2020 compared to $3.03 in the second quarter of 2019.

Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,

	2020	2019	2020	2019	2020	2019
Net sales	$1,944,855	$1,706,312	$13,279	$12,472	$1,958,134	$1,718,784

Gross profit	558,310	502,333	4,800	2,612	563,110	504,945
Gross margin	28.7%	29.4%	36.1%	20.9%	28.8%	29.4%

Operating expenses (1)	316,941	290,477	4,724	3,559	321,665	294,036
Expenses as a % of net sales	16.3%	17.0%	35.6%	28.5%	16.4%	17.1%

Operating income (loss) (1)	241,369	211,856	76	(947)	241,445	210,909
Operating margin	12.4%	12.4%	0.6%	(7.6)%	12.3%	12.3%

(1)Base business and total include $6.9 million of impairment from goodwill and other assets recorded in the first quarter 2020.

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Master Tile Network LLC (1)	February 2020	4	February - June 2020
W.W. Adcock, Inc. (1)	January 2019	4	January - March 2020 and January - March 2019
Turf & Garden, Inc. (1)	November 2018	4	January 2020 and January 2019

(1)We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2019, please refer to the discussion under the heading Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2020	2019	Change
Net sales	$1,958.1	$1,718.8	$239.3	14%

Net sales and base business net sales for the first six months of 2020 increased 14% compared to the same period last year. During the first quarter of 2020, sales benefited from earlier pool openings, as mild weather combined with school closures, drove greater early-season residential pool usage. Additionally, sales were favorably impacted approximately 1% by an additional selling day in the first half of 2020. As stay-at-home restrictions eased in late April through early May, families continued to search for safe, at-home leisure activities, resulting in broad sales gains across our product categories and geographies.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment, building materials and above-ground pools and spas (see discussion below);
•increased demand for residential swimming pool maintenance supplies due to earlier pool openings and increased usage, as evidenced by improvements in sales growth rates to retail customers;
•market share gains, including those in building materials (see discussion below);
•inflationary product cost increases of approximately 1% to 2%.

We believe that sales growth rates for certain product offerings, such as equipment, building materials and above-ground pool and spas evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first six months of 2020, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 20% compared to the same period last year. These products collectively represented 29% of net sales in the first six months of 2020. Sales of building materials, including recently acquired Master Tile sales centers, grew 12% compared to the first six months of 2019 and represented approximately 12% of net sales in the first six months of 2020. Sales of above-ground pools and spas increased 49% in the first six months of 2020 and represented approximately 2% of net sales in the first six months of 2020.

Sales to both retail and commercial customers are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. In the first six months of 2020, sales to retail customers increased 22% and represented approximately 15% of our consolidated net sales. Sales to commercial customers declined 10% in the first six months of 2020, driven by COVID-19 related closures and the decline in both business and leisure travel. Sales to commercial customers represented approximately 4% of our consolidated net sales in the first six months of 2020.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2020	2019	Change
Gross profit	$563.1	$504.9	$58.2	12%
Gross margin	28.8%	29.4%

Gross margin declined 60 basis points to 28.8% compared to 29.4% in the same period last year, primarily due to differences in product mix and benefits from strategic inventory purchases recognized in the first half of 2019, resulting in a comparative decline between periods.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2020	2019	Change
Selling and administrative expenses	$314.7	$294.0	$20.7	7%
Impairment of goodwill and other assets	6.9	—	6.9	100%
Operating expenses as a % of net sales	16.4%	17.1%

Operating expenses for the six months ended June 30, 2020 increased 9% compared to the first six months of 2019. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units. Excluding impairment charges, operating expenses were up 7%, reflecting increases in performance-based compensation, growth-driven freight expenses and greater facility-related costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2020 decreased $5.6 million compared to the same period last year. The decrease reflects lower average debt levels and lower average interest rates between periods. Our weighted average effective interest rate decreased to 2.2% for the first six months of 2020 from 3.6% for the same period of 2019 on average outstanding debt of $493.6 million versus $662.8 million for the respective periods.

Income Taxes

Our effective income tax rate was 19.5% for the six months ended June 30, 2020 compared to 17.2% for the six months ended June 30, 2019. We recorded a $14.2 million, or $0.34 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2020 compared to a $16.6 million, or $0.40 per diluted share, tax benefit in the same period of 2019. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.6% for the six months ended June 30, 2020 and 25.5% for the six months ended June 30, 2019.

Net Income and Earnings Per Share

Net income increased 15% to $188.5 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019. Earnings per diluted share increased to $4.62 for the six months ended June 30, 2020 versus $4.02 per diluted share for the six months ended June 30, 2019. Adjusted net income for the first six months of 2020, excluding the $6.3 million, or $0.15 per diluted share, impact of non-cash impairments, net of tax, increased 19% to $194.8 million. Excluding the impact of non-cash impairments, net of tax, and tax benefits in both periods, adjusted diluted EPS increased 22% to $4.43 for the six months ended June 30, 2020 compared to $3.62 for the six months ended June 30, 2019. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

Adjusted Income Statement Information
We have included adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures, as supplemental disclosures, because we believe these measures are useful to investors and others in assessing our year-over-year operating performance. We believe these measures should be considered in addition to, not as a substitute for, net income and diluted EPS presented in accordance with GAAP, respectively, and in the context of our other disclosures included within this Form 10-Q. Other companies may calculate these non-GAAP financial measures differently than we do, which may limit their usefulness as comparative measures.

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Six Months Ended
(in thousands)	June 30,
2020
Net income	$188,467
Impairment of goodwill and other assets	6,944
Tax impact on impairment of long-term note (1)	(654)
Adjusted net income	$194,757
(1)As described in our First Quarter 2020 Quarterly Report on Form 10-Q, our effective tax rate at March 31, 2020 was a 0.1% benefit. Excluding impairment from goodwill and intangibles and tax benefits from ASU 2016-19 recorded in the first quarter of 2020, our effective tax rate was 25.4%, which we used to calculate the tax impact related to the $2.5 million long-term note impairment.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Six Months Ended
	June 30,
	2020	2019
Diluted EPS	$4.62	$4.02
After-tax non-cash impairment charges	0.15	—
Adjusted diluted EPS excluding after-tax non-cash impairment charges	4.77	4.02
Tax benefit	(0.34)	(0.40)
Adjusted diluted EPS excluding after-tax non-cash impairment charges and tax benefit	$4.43	$3.62

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2020, the four quarters of 2019 and the third and fourth quarters of 2018.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2020		2019				2018
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,280,846	$677,288	$582,234	$898,500	$1,121,328	$597,456	$543,082	$811,311
Gross profit	373,481	189,629	162,050	257,931	330,314	174,631	160,442	235,003
Operating income	205,857	35,588	25,798	104,540	172,523	38,386	25,970	92,337
Net income	157,555	30,912	18,024	79,525	131,390	32,637	16,811	69,261

Balance Sheet Data
Total receivables, net	$453,405	$345,915	$226,539	$307,798	$417,126	$313,127	$207,801	$287,773
Product inventories, net	628,418	858,190	702,274	616,217	694,447	815,742	672,579	609,983
Accounts payable	346,272	517,620	261,963	214,309	342,335	472,487	237,835	204,706
Total debt	438,804	586,050	511,407	547,560	692,337	698,977	666,761	580,703

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2020 and 2019 Results

Weather conditions in the second quarter of 2020 were varied across the contiguous United States; however, results in the second quarter of 2020 benefited from generally mild weather conditions. Much of the western United States benefited from warmer weather, while the southeastern United States experienced slightly below-average temperatures. Southern California and the southeastern United States, including Florida, experienced more precipitation than normal. In contrast, results for the second quarter of 2019 were largely impacted by record rainfall and cooler temperatures in three of our largest markets, California, Texas and Arizona, particularly in the month of May, which was the second wettest May on record for the contiguous United States.

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

In our First Quarter 2020 Quarterly Report on Form 10-Q, we communicated that we expected capital expenditures in 2020 to approximate half of the $33.4 million spent in 2019 as we deferred the opening of sales centers we previously planned to launch in 2020. Given our positive results in the second quarter of 2020, we now expect capital expenditures to approximate 65% of 2019 capital expenditures and range from $20.0 million to $25.0 million.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2020	2019
Operating activities	$221,200	$97,441
Investing activities	(26,742)	(28,538)
Financing activities	(177,794)	(25,198)

Cash provided by operations of $221.2 million for the first six months of 2020 increased $123.8 million compared to the first six months of 2019. The improvement in cash provided by operations primarily reflects an increase in net income, a decline in inventory balances between periods and an increase in accrued expenses and other current liabilities, primarily due to deferred tax payments of $18.2 million, of which we paid $14.7 million in the third quarter of 2020.

Cash used in investing activities for the first six months of 2020 decreased compared to the first six months of 2019 primarily due to lower capital expenditures, partially offset by the acquisition of Master Tile Network LLC, which we completed in February 2020.
Cash used in financing activities was $177.8 million for the first six months of 2020 compared to $25.2 million for the first six months of 2019, which reflects the following:
•net debt payments of $72.8 million in 2020 versus net debt proceeds of $25.4 million in 2019;
•additional share repurchases of $47.1 million; and
•an increase in dividends paid of $5.6 million.

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
At June 30, 2020, there was $14.7 million outstanding, a $4.8 million standby letter of credit outstanding and $730.5 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of June 30, 2020 was approximately 1.0%, excluding commitment fees.
Term Facility
Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. The Term Facility will be repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal payment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.
At June 30, 2020, there was $180.4 million outstanding under the Term Facility with a weighted average effective interest rate of 2.1%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2020, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2020, our average total leverage ratio equaled 1.26 (compared to 1.49 as of March 31, 2020) and the TTM average total debt amount used in this calculation was $525.9 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2020, our fixed charge ratio equaled 6.27 (compared to 5.56 as of March 31, 2020) and TTM Rental Expense was $60.8 million.

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
At June 30, 2020, there was $235.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of June 30, 2020, we had one interest rate swap contract in place, which became effective on November 20, 2019 and terminates on November 20, 2020. This swap contract was previously forward-starting and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.1425% on a notional amount of $150.0 million. Interest expense related to the notional amounts under this swap contract is based on the fixed rate plus the applicable margin on our variable rate borrowings.
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

Compliance and Future Availability
As of June 30, 2020, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2019 Annual Report on Form 10-K and in Part I, Item 1 of this Form 10-Q.
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
As of July 28, 2020, $182.8 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2019 Annual Report on Form 10-K.  See Allowance for Doubtful Accounts in Note 1 of Part I, Item 1 of this Form 10-Q for more information on our adoption of ASU 2016-13. We have not changed any other policies from those previously disclosed.

Recent Accounting Pronouncements
See Note 1 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q for discussion of recent accounting pronouncements.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the six months ended June 30, 2020 from what we reported in our 2019 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2019 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the six months ended June 30, 2020 from what we reported in our 2019 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2019 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of June 30, 2020, our disclosure controls and procedures were effective.
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

Item 1A.  Risk Factors
We are supplementing the risk factors previously disclosed in our Annual Report on Form 10-K with the below risk factor related to the COVID-19 pandemic. There have been no other material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2019 Annual Report on Form 10-K.

The outbreak of COVID-19 and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary (and in some cases permanent) store closures, limitation of store hours, limitations on the number of people in stores or in warehouses, requirements on sanitation and social distancing practices and travel restrictions, among other effects. Our sales in March and April 2020 were adversely impacted by the COVID-19 pandemic. Additionally, in the first quarter of 2020, we recorded impairment charges of $6.9 million related to the pandemic. For additional information, see Goodwill and Intangibles Impairment in Note 1 of Part I, Item 1 of this Form 10-Q. Beginning in mid-June and through late July 2020, there have been reports of increasing numbers of new COVID-19 cases in certain of our markets, including larger markets in Florida, Arizona, Texas and southern California, resulting in some governments extending or re-imposing restrictions. Accordingly, COVID-19 may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2020	19,400	$184.76	19,400	$182,777,893
May 1-31, 2020	—	$—	—	$182,777,893
June 1-30, 2020	—	$—	—	$182,777,893
Total	19,400	$184.76	19,400
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  No shares were surrendered for this purpose in the second quarter of 2020.
(2)As of July 28, 2020, $182.8 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and six months ended June 30, 2020 and June 30, 2019;
2.Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and June 30, 2019;
3.Consolidated Balance Sheets at June 30, 2020, December 31, 2019 and June 30, 2019;
4.Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2020 and June 30, 2019;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2020 and June 30, 2019; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 31, 2020.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant