Form 10-Q
period 2020-09-30
POOL CORP
filed 2020-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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

As of October 26, 2020, there were 40,158,582 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2020

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	$1,139,229	$898,500	$3,097,362	$2,617,283
Cost of sales	810,531	640,569	2,205,555	1,854,408
Gross profit	328,698	257,931	891,807	762,875
Selling and administrative expenses	180,465	153,391	495,186	447,427
Impairment of goodwill and other assets	—	—	6,944	—
Operating income	148,233	104,540	389,677	315,448
Interest and other non-operating expenses, net	1,861	5,498	9,292	18,538
Income before income taxes and equity earnings	146,372	99,042	380,385	296,910
Provision for income taxes	27,360	19,593	73,068	53,569
Equity earnings in unconsolidated investments, net	86	76	248	210
Net income	$119,098	$79,525	$307,565	$243,551

Earnings per share:
Basic	$2.97	$1.99	$7.68	$6.13
Diluted	$2.92	$1.95	$7.53	$5.97
Weighted average shares outstanding:
Basic	40,123	39,933	40,073	39,750
Diluted	40,839	40,865	40,849	40,811

Cash dividends declared per common share	$0.58	$0.55	$1.71	$1.55

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$119,098	$79,525	$307,565	$243,551
Other comprehensive income (loss):
Foreign currency translation gains (losses)	2,976	(2,156)	(320)	(734)
Change in unrealized gains (losses) on interest rate swaps, net of change in taxes of $(51), $188, $3,641 and $692	154	(565)	(10,923)	(2,074)
Total other comprehensive income (loss)	3,130	(2,721)	(11,243)	(2,808)
Comprehensive income	$122,228	$76,804	$296,322	$240,743

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2020	2019	2019 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$74,749	$36,693	$28,583
Receivables, net	135,555	95,971	76,648
Receivables pledged under receivables facility	230,857	211,827	149,891
Product inventories, net	612,824	616,217	702,274
Prepaid expenses and other current assets	12,696	12,384	16,172
Total current assets	1,066,681	973,092	973,568

Property and equipment, net	109,086	112,816	112,246
Goodwill	199,360	188,133	188,596
Other intangible assets, net	10,522	11,235	11,038
Equity interest investments	1,314	1,237	1,227
Operating lease assets	180,230	175,878	176,689
Other assets	20,396	19,017	19,902
Total assets	$1,587,589	$1,481,408	$1,483,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$268,412	$214,309	$261,963
Accrued expenses and other current liabilities	145,420	81,459	60,813
Short-term borrowings and current portion of long-term debt	11,709	11,840	11,745
Current operating lease liabilities	56,977	56,025	56,325
Total current liabilities	482,518	363,633	390,846

Deferred income taxes	29,476	27,951	32,598
Long-term debt, net	328,225	535,720	499,662
Other long-term liabilities	32,846	26,737	27,970
Non-current operating lease liabilities	125,023	121,397	122,010
Total liabilities	998,088	1,075,438	1,073,086

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,153,287, 40,020,216 and 40,074,160 shares issued and outstanding at September 30, 2020, September 30, 2019 and December 31, 2019, respectively	40	40	40
Additional paid-in capital	513,030	480,478	485,239
Retained earnings (deficit)	98,033	(60,743)	(64,740)
Accumulated other comprehensive loss	(21,602)	(13,805)	(10,359)
Total stockholders’ equity	589,501	405,970	410,180
Total liabilities and stockholders’ equity	$1,587,589	$1,481,408	$1,483,266
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2020	2019
Operating activities
Net income	$307,565	$243,551
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	20,979	20,648
Amortization	975	1,049
Share-based compensation	11,095	10,243
Equity earnings in unconsolidated investments, net	(248)	(210)
Impairment of goodwill and other assets	6,944	—
Other	1,092	5,334
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(135,129)	(98,538)
Product inventories	99,767	68,827
Prepaid expenses and other assets	311	1,231
Accounts payable	3,385	(29,782)
Accrued expenses and other current liabilities	72,178	20,900
Net cash provided by operating activities	388,914	243,253

Investing activities
Acquisition of businesses, net of cash acquired	(24,655)	(8,913)
Purchases of property and equipment, net of sale proceeds	(16,897)	(26,926)
Net cash used in investing activities	(41,552)	(35,839)

Financing activities
Proceeds from revolving line of credit	749,840	836,534
Payments on revolving line of credit	(909,637)	(1,011,430)
Proceeds from asset-backed financing	261,700	189,000
Payments on asset-backed financing	(266,700)	(136,300)
Payments on term facility	(6,938)	—
Proceeds from short-term borrowings and current portion of long-term debt	13,255	27,633
Payments on short-term borrowings and current portion of long-term debt	(13,291)	(24,962)
Payments of deferred financing costs	(12)	—
Payments of deferred and contingent acquisition consideration	(281)	(311)
Proceeds from stock issued under share-based compensation plans	16,696	17,042
Payments of cash dividends	(68,599)	(61,752)
Purchases of treasury stock	(76,194)	(23,188)
Net cash used in financing activities	(300,161)	(187,734)
Effect of exchange rate changes on cash and cash equivalents	(1,035)	655
Change in cash and cash equivalents	46,166	20,335
Cash and cash equivalents at beginning of period	28,583	16,358
Cash and cash equivalents at end of period	$74,749	$36,693

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180
Net income	—	—	—	30,912	—	30,912
Foreign currency translation	—	—	—	—	(5,430)	(5,430)
Interest rate swaps, net of the change in taxes of $2,837	—	—	—	—	(8,510)	(8,510)
Repurchases of common stock, net of retirements	(362)	—	—	(66,619)	—	(66,619)
Share-based compensation	—	—	3,654	—	—	3,654
Issuance of stock under share-based compensation plans	219	—	6,358	—	—	6,358
Declaration of cash dividends	—	—	—	(22,147)	—	(22,147)
Balance at March 31, 2020	39,931	40	495,251	(122,594)	(24,299)	348,398
Net income	—	—	—	157,555	—	157,555
Foreign currency translation	—	—	—	—	2,134	2,134
Interest rate swaps, net of the change in taxes of $855	—	—	—	—	(2,567)	(2,567)
Repurchases of common stock, net of retirements	(19)	—	—	(3,584)	—	(3,584)
Share-based compensation	—	—	3,567	—	—	3,567
Issuance of stock under share-based compensation plans	130	—	4,453	—	—	4,453
Declaration of cash dividends	—	—	—	(23,165)	—	(23,165)
Balance at June 30, 2020	40,042	40	503,271	8,212	(24,732)	486,791
Net income	—	—	—	119,098	—	119,098
Foreign currency translation	—	—	—	—	2,976	2,976
Interest rate swaps, net of the change in taxes of $(51)	—	—	—	—	154	154
Repurchases of common stock, net of retirements	(20)	—	—	(5,990)	—	(5,990)
Share-based compensation	—	—	3,874	—	—	3,874
Issuance of shares under share-based compensation plans	131	—	5,885	—	—	5,885
Declaration of cash dividends	—	—	—	(23,287)	—	(23,287)
Balance at September 30, 2020	40,153	$40	$513,030	$98,033	$(21,602)	$589,501

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	32,637	—	32,637
Foreign currency translation	—	—	—	—	214	214
Interest rate swaps, net of the change in taxes of $90	—	—	—	—	(269)	(269)
Repurchases of common stock, net of retirements	(155)	(1)	—	(23,096)	—	(23,097)
Share-based compensation	—	—	3,259	—	—	3,259
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of stock under share-based compensation plans	328	1	7,070	—	—	7,071
Declaration of cash dividends	—	—	—	(17,819)	—	(17,819)
Balance at March 31, 2019	39,679	40	463,522	(227,633)	(11,052)	224,877
Net income	—	—	—	131,390	—	131,390
Foreign currency translation	—	—	—	—	1,208	1,208
Interest rate swaps, net of the change in taxes of $413	—	—	—	—	(1,240)	(1,240)
Share-based compensation	—	—	3,335	—	—	3,335
Issuance of stock under share-based compensation plans	219	—	5,533	—	—	5,533
Declaration of cash dividends	—	—	—	(21,934)	—	(21,934)
Balance at June 30, 2019	39,898	40	472,390	(118,177)	(11,084)	343,169
Net income	—	—	—	79,525	—	79,525
Foreign currency translation	—	—	—	—	(2,156)	(2,156)
Interest rate swaps, net of the change in taxes of $188	—	—	—	—	(565)	(565)
Repurchases of common stock, net of retirements	(1)	—	—	(92)	—	(92)
Share-based compensation	—	—	3,649	—	—	3,649
Issuance of shares under share-based compensation plans	123	—	4,439	—	—	4,439
Declaration of cash dividends	—	—	—	(21,999)	—	(21,999)
Balance at September 30, 2019	40,020	$40	$480,478	$(60,743)	$(13,805)	$405,970

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

A description of our significant accounting policies is included in our 2019 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2019 Annual Report on Form 10-K.  The results for our three and nine month periods ended September 30, 2020 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2020.

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

Upon adoption of ASU 2016-13, we did not recognize an adjustment to the beginning balance of retained earnings as the impact from adoption was not material. Our estimate of future losses is made by management based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current and forecasted economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family house prices. Our assessment of future losses in the first nine months of 2020 further considered the uncertainty of the impact of the COVID-19 pandemic on forecasted economic trends. At the end of each quarter, we also perform a reserve analysis of all accounts with balances greater than $20,000 that are more than 60 days past due. During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

The following table summarizes the changes in our allowance for doubtful accounts (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Balance at beginning of period	$5,472	$6,182
Bad debt expense	1,667	2,639
Write-offs, net of recoveries	(1,844)	(2,642)
Balance at end of period	$5,295	$6,179

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

In the first quarter of 2020, we determined certain impairment triggers for our Australian reporting units had occurred due to the impact of the COVID-19 pandemic on expected future operating cash flows. We performed interim goodwill impairment analyses, which included discounted cash flow analyses, and determined that the estimated fair values of our Australian reporting units no longer exceeded their carrying values. In the period ended March 31, 2020, we recorded impairment equal to the total goodwill and intangibles carrying amounts of our five Australian reporting units, which included goodwill impairment of $3.5 million and intangibles impairment, related to the Pool Systems tradename and trademark, of $0.9 million. We also considered the impact of the COVID-19 pandemic on the expected future operating cash flows of the remainder of our reporting units. Although we do not currently anticipate any long-term impacts for the overall business, we continue to monitor reporting units that we consider more at risk; this includes one reporting unit in Italy with a goodwill balance of $3.7 million at September 30, 2020, and three reporting units in Quebec, Canada, with an aggregate goodwill balance of $2.6 million at September 30, 2020.

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

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $8.5 million in the third quarter of 2020 compared to $4.5 million in the third quarter of 2019 and $22.6 million in the nine months ended September 30, 2020 compared to $21.1 million in the nine months ended September 30, 2019.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings (deficit). As of September 30, 2020, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.5 billion and cumulative dividends of $647.5 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2020	2019	2019
Foreign currency translation adjustments	$(10,447)	$(13,156)	$(10,127)
Unrealized losses on interest rate swaps, net of tax	(11,155)	(649)	(232)
Accumulated other comprehensive loss	$(21,602)	$(13,805)	$(10,359)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	Annual periods beginning after December 15, 2020	We are currently evaluating the effect this standard will have on our financial position, results of operations and related disclosures. We do not expect that there will be a material impact to the financial statements as a result of adopting this ASU.
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.	The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	We are currently evaluating the effect this standard will have on our financial position, results of operations and related disclosures.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$119,098	$79,525	$307,565	$243,551

Weighted average shares outstanding:
Basic	40,123	39,933	40,073	39,750
Effect of dilutive securities:
Stock options and employee stock purchase plan	716	932	776	1,061
Diluted	40,839	40,865	40,849	40,811

Earnings per share:
Basic	$2.97	$1.99	$7.68	$6.13
Diluted	$2.92	$1.95	$7.53	$5.97

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	—	1

Note 3 – Acquisitions

In September 2020, we acquired the distribution assets of Northeastern Swimming Pool Distributors, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding two locations in Ontario, Canada and one location in Quebec, Canada.

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

Subsequent to September 30, 2020, in October 2020, we acquired Jet Line Products, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding three locations in New Jersey, three locations in New York, two locations in Texas and one location in Florida.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contract, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at September 30,
	2020	2019
Level 2
Unrealized gains on interest rate swaps	$—	$631
Unrealized losses on interest rate swaps	14,828	1,532

Level 3
Contingent consideration liabilities	$869	$745

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

We recognize any differences between the variable interest rate in effect and the fixed interest rates per our swap contracts as an adjustment to interest expense over the life of the swaps. If determined to be effective cash flow hedges, we record the changes in the estimated fair value of the swaps to Accumulated other comprehensive loss on our Consolidated Balance Sheets.  If any of our interest rate swaps were determined to be ineffective, we would recognize the changes in the estimated fair value of our swaps in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

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

For the interest rate swap contract in effect at September 30, 2020, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the nine month period ended September 30, 2020.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2020	2019
Variable rate debt
Short-term borrowings	$—	$2,116
Current portion of long-term debt:
Australian credit facility	11,709	9,724
Short-term borrowings and current portion of long-term debt	11,709	11,840

Long-term portion:
Revolving credit facility	40,876	375,235
Term facility	178,062	—
Receivables securitization facility	110,000	161,200
Less: financing costs, net	713	715
Long-term debt, net	328,225	535,720
Total debt	$339,934	$547,560

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

OVERVIEW

Impact of COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. Most of our North American operations are and have been continuously open for business as we are designated as an essential business in almost all of our markets. In Europe, our operations closed for a short period during the first half of 2020 in France, Spain and Italy, in order to comply with local authorities’ orders. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. As a result, our supply chain remains intact, with our customers continuing to meet end-user needs.

The health, safety and security of our employees has been, and remains, one of our highest priorities. We have adapted our operations and implemented a number of measures to facilitate a safer sales center environment for both our customers and employees, which includes following best practices and guidelines from the Centers for Disease Control and Prevention (CDC). We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices. In rare instances, we have had to close facilities in whole or in part as a result of government regulations, as well as positive or presumed positive results from COVID-19 testing. The direct impact of any closures to date has not been material to our operations.

Beginning in the middle of March, when stay-at-home orders related to the COVID-19 pandemic were initially issued, we experienced sales declines across most markets. However, as stay-at-home restrictions eased in late April through early May, our business not only rebounded, but accelerated, resulting in net sales of $1.28 billion for the second quarter of 2020. In the third quarter of 2020, we realized net sales of $1.14 billion, as our sales continued to benefit from elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic. As families spend more time at home, our sales have benefited from greater swimming pool demand and usage, resulting in broad sales gains across our product categories and geographies. While the short-term impact of this trend has had a positive impact on our business, it is unclear what the long-term impact will be. In addition, governmental restrictions have had a material impact on some of our customers, limiting their ability to operate in certain geographies from mid-March into mid-May. While these restrictions were lifted, new stay-at-home orders or other government mandates could have a material impact on our results.

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

We began taking steps in April to reduce both capital expenditures and operating costs. Specifically, we reduced expenses for labor, fuel, utilities, advertising, meetings, travel and entertainment. As our business outlook and market trends have improved since the implementation of these cost-saving measures, we continue to assess our discretionary spending. We continue to reevaluate previously deferred capital expenditures and currently expect capital expenditures in 2020 to approximate 65% of 2019 capital expenditures and range from $20.0 million to $25.0 million.

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

Financial Results

In the third quarter of 2020, net sales increased 27% to $1.14 billion compared to $898.5 million in the third quarter of 2019. Our sales benefited from continued elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic, as working from home became routine and families created and enjoyed safe social and entertainment alternatives in their own backyards. We realized broad sales gains across many product categories, as maintenance, replacement, refurbishment and construction activities across most geographies were strong.
Gross profit increased 27% to $328.7 million in the third quarter of 2020 from $257.9 million in the same period of 2019. Gross margin increased 20 basis points to 28.9% in the third quarter of 2020 compared to 28.7% in the third quarter of 2019, with increased purchase volumes driving improvements in supply chain management.
Selling and administrative expenses (operating expenses) increased 18% to $180.5 million in the third quarter of 2020 compared to $153.4 million in the third quarter of 2019, primarily reflecting a $20.1 million increase in performance-based compensation. Excluding performance-based compensation in both periods, operating expenses increased 5% due to growth-driven freight expenses and greater facility-related costs. As a percentage of net sales, operating expenses decreased to 15.8% in the third quarter of 2020 compared to 17.1% in the same period of 2019, as we continued to realize benefits from discretionary spending controls implemented earlier in the year.
Operating income in the third quarter of 2020 increased 42% to $148.2 million compared to $104.5 million in the same period in 2019. Operating margin was 13.0% in the third quarter of 2020 compared to 11.6% in the third quarter of 2019.
We recorded an $8.5 million, or $0.21 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2020, compared to a tax benefit of $4.5 million, or $0.11 per diluted share, realized in the same period of 2019.
Net income increased 50% to $119.1 million in the third quarter of 2020 compared to $79.5 million in the third quarter of 2019. Earnings per share increased 50% to $2.92 per diluted share in the third quarter of 2020 compared to $1.95 in the same period of 2019. Excluding the impact from ASU 2016-09 in both periods, earnings per diluted share increased 47% to $2.71 in the third quarter of 2020 compared to $1.84 in the third quarter of 2019.

References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of September 30, 2020, total net receivables, including pledged receivables, increased 19% compared to September 30, 2019, driven by our September sales growth and partially offset by improved collections. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 27.6 days at September 30, 2020 and 29.0 days at September 30, 2019. Our allowance for doubtful accounts balance was $5.3 million at September 30, 2020 and $6.2 million at September 30, 2019.

Net inventory levels decreased 1% compared to levels at September 30, 2019, reflecting the strong pace of sales in the third quarter of 2020. The inventory reserve was $11.4 million at September 30, 2020 and $9.9 million at September 30, 2019. Our inventory turns, as calculated on a trailing four quarters basis, were 3.7 times at September 30, 2020 and 3.2 times at September 30, 2019.

Accrued expenses and other current liabilities increased 79% compared to September 30, 2019, primarily reflecting increases in accrued performance-based compensation and unrealized losses on interest rate swaps.

Total debt outstanding at September 30, 2020 was $339.9 million, down 38% compared to total debt at September 30, 2019, as we have utilized our operating cash flows to decrease debt balances. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions, payments of cash dividends and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2019, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

Based on our results to date and expectations for the remainder of the year, we expect 2020 diluted EPS of $8.05 to $8.35, including the impact of year-to-date tax benefits of $0.55 and the $0.15 impact of non-cash impairments recorded in the first quarter of 2020. Our previous 2020 earnings guidance range disclosed in our Second Quarter 2020 Quarterly Report on Form 10-Q was $6.90 to $7.30, including year-to-date tax benefits of $0.34 and the $0.15 impact of non-cash impairments. Our 2020 earnings guidance range assumes average weather conditions and no adverse impacts from a resurgence of COVID-19 and related government responses.

We expect net sales growth for 2020 to approximate 18% to 20%. The majority of our business is driven by recurring revenue streams from the installed base of pools, and we believe that underlying demand for most discretionary products, including those serving the renovation and construction markets, remains strong. In addition, we believe that our sales for the fourth quarter of 2020 will continue to benefit from delayed projects, subject to our customers’ building capacity, including the availability of labor and favorable weather. At the same time, the impact of new stay-at-home orders or government mandates, as well as unfavorable economic conditions resulting from the COVID-19 pandemic and the resurgence of COVID-19 cases in some of our markets, could adversely impact our business, including an easing of demand for products dependent on discretionary spending.

We expect gross margin for the full year of 2020 to decline modestly compared to gross margin for the full year of 2019 given the decline in gross margin through the first nine months of 2020. We expect gross margin for the fourth quarter of 2020 to be relatively flat compared to the fourth quarter of 2019.

We expect base business operating expenses for the remainder of the year to benefit from actions taken by management in the second quarter of 2020 to reduce costs and to vary ratably with changes in sales performance. For the year, we expect operating expenses to increase 10% to 12% compared to 2019, primarily due to increases in performance-based compensation.

We expect our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2020 will approximate 25.5%, which is consistent with 2019. Our effective tax rate is dependent on our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $22.6 million, or $0.55 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2020. We may recognize additional tax benefits related to stock option exercises in 2020 from grants that expire in years after 2020. We have not included any expected benefits in our guidance beyond what we have recognized as of September 30, 2020.

We expect cash provided by operations will remain strong in comparison to net income for the 2020 fiscal year. We expect to continue to use cash to fund opportunistic share repurchases over the next year. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors (the Board).

The following summarizes our current expectations for 2021:

•We expect sales growth in 2021 to be impacted by the following factors and assumptions:
◦normal weather patterns;
◦continued elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic;
◦a benefit from delayed projects depending on our customers’ building capacity, including the availability of labor, and weather;
◦estimated 2% growth in the installed base of pools;
◦estimated 4% growth from acquisitions completed throughout 2020; and
◦inflationary product cost increases of approximately 2% to 3% (compared to our historical average of 1% to 2%).

•We expect performance-based compensation for the full year of 2021 to normalize and decrease by $15.0 million to $20.0 million compared to the full year of 2020.

RESULTS OF OPERATIONS

As of September 30, 2020, we conducted operations through 381 sales centers in North America, Europe and Australia. For the nine months ended September 30, 2020, approximately 94% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.1	71.3	71.2	70.9
Gross profit	28.9	28.7	28.8	29.1
Selling and administrative expenses	15.8	17.1	16.0	17.1
Impairment of goodwill and other assets	—	—	0.2	—
Operating income	13.0	11.6	12.6	12.1
Interest and other non-operating expenses, net	0.2	0.6	0.3	0.7
Income before income taxes and equity earnings	12.8%	11.0%	12.3%	11.3%

Note: Due to rounding, percentages presented in the table above may not add to Operating income and Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2020 and 2019 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2020	2019	2020	2019	2020	2019
Net sales	$1,133,608	$895,489	$5,621	$3,011	$1,139,229	$898,500

Gross profit	326,692	257,525	2,006	406	328,698	257,931
Gross margin	28.8%	28.8%	35.7%	13.5%	28.9%	28.7%

Operating expenses	178,773	152,630	1,692	761	180,465	153,391
Expenses as a % of net sales	15.8%	17.0%	30.1%	25.3%	15.8%	17.1%

Operating income (loss)	147,919	104,895	314	(355)	148,233	104,540
Operating margin	13.0%	11.7%	5.6%	(11.8)%	13.0%	11.6%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Northeastern Swimming Pool Distributors, Inc. (1)	September 2020	3	September 2020
Master Tile Network LLC (1)	February 2020	4	July - September 2020

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

The table below summarizes the changes in our sales center count during the first nine months of 2020:

December 31, 2019	373
Acquired locations	7
New locations	3
Closed/consolidated locations	(2)
September 30, 2020	381

Net Sales

	Three Months Ended
	September 30,
(in millions)	2020	2019	Change
Net sales	$1,139.2	$898.5	$240.7	27%

Net sales and base business net sales increased 27% in the third quarter of 2020 compared to the third quarter of 2019. Our sales benefited from continued elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic, as working from home became routine and families created and enjoyed safe social and entertainment alternatives in their own backyards.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment, building materials and above-ground pools and spas (see discussion below);
•increased demand for residential swimming pool maintenance supplies due to increased usage, as evidenced by improvements in sales growth rates to retail customers (see discussion below);
•market share gains, including those in building materials (see discussion below); and
•inflationary product cost increases of approximately 1% to 2%.

We believe that higher sales growth rates for certain product offerings, such as equipment, building materials and above-ground pools and spas evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the third quarter of 2020, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased 36% compared to the same period last year. Equipment collectively represented approximately 28% of net sales for the period. Sales of building materials, including sales from recently acquired Master Tile locations, grew 29% compared to the third quarter of 2019 and represented approximately 11% of net sales in the third quarter of 2020. Sales of above-ground pools and spas increased 60% in the third quarter of 2020 compared to the third quarter of 2019 and represented approximately 2% of net sales for the period.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. Sales to retail customers increased 28% in the third quarter of 2020 compared to the third quarter of 2019 and represented approximately 14% of our consolidated net sales for the third quarter of 2020. Sales to commercial customers declined 10% in the third quarter of 2020 compared to the third quarter of 2019, driven by COVID-19 related closures and the decline in both business and leisure travel. Sales to commercial customers represented approximately 3% of our consolidated net sales for the third quarter of 2020.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2020	2019	Change
Gross profit	$328.7	$257.9	$70.8	27%
Gross margin	28.9%	28.7%

Gross margin increased 20 basis points to 28.9% in the third quarter of 2020 compared to 28.7% in the third quarter of 2019, with increased purchase volumes driving improvements in supply chain management.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2020	2019	Change
Selling and administrative expenses	$180.5	$153.4	$27.1	18%
Operating expenses as a % of net sales	15.8%	17.1%

Operating expenses increased 18% in the third quarter of 2020 compared to the third quarter of 2019, reflecting an increase in performance-based compensation of $20.1 million in the third quarter of 2020. Excluding performance-based compensation in both periods, operating expenses increased 5% due to growth-driven freight expenses and greater facility-related costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2020 decreased $3.6 million compared to the third quarter of 2019. The decrease reflects lower average debt levels and lower average interest rates between periods. Our weighted average effective interest rate decreased to 1.9% for the third quarter of 2020 from 3.4% for the third quarter of 2019 on lower average outstanding debt of $331.5 million versus $568.3 million for the respective periods.

Income Taxes

Our effective income tax rate was 18.7% for the three months ended September 30, 2020 compared to 19.8% for the three months ended September 30, 2019. We recorded an $8.5 million tax benefit from ASU 2016-09 in the quarter ended September 30, 2020 compared to a tax benefit of $4.5 million realized in the same period last year. Excluding the benefits from ASU 2016-09, our effective tax rate was 24.5% for the third quarter of 2020 and 24.3% for the third quarter of 2019. Our third quarter effective income tax rate is typically lower compared to other quarters due to the timing of our accounting for uncertain tax positions, including the expiration of statutes of limitations.

Net Income and Earnings Per Share

Net income increased 50% to $119.1 million in the third quarter of 2020 compared to the third quarter of 2019. Earnings per diluted share increased 50% to $2.92 in the third quarter of 2020 versus $1.95 per diluted share for the comparable 2019 period. The benefit from ASU 2016-09 increased diluted earnings per share by $0.21 in the third quarter of 2020 and $0.11 in the third quarter of 2019. Excluding tax benefits in both periods, earnings per diluted share increased 47% to $2.71 in the third quarter of 2020 compared to $1.84 in the third quarter of 2019.

Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,

	2020	2019	2020	2019	2020	2019
Net sales	$3,078,463	$2,601,801	$18,899	$15,482	$3,097,362	$2,617,283

Gross profit	885,002	759,858	6,805	3,017	891,807	762,875
Gross margin	28.7%	29.2%	36.0%	19.5%	28.8%	29.1%

Operating expenses (1)	495,710	443,107	6,420	4,320	502,130	447,427
Expenses as a % of net sales	16.1%	17.0%	34.0%	27.9%	16.2%	17.1%

Operating income (loss) (1)	389,292	316,751	385	(1,303)	389,677	315,448
Operating margin	12.6%	12.2%	2.0%	(8.4)%	12.6%	12.1%

(1)Base business and total include $6.9 million of impairment from goodwill and other assets recorded in the first quarter of 2020.

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Northeastern Swimming Pool Distributors, Inc. (1)	September 2020	3	September 2020
Master Tile Network LLC (1)	February 2020	4	February - September 2020
W.W. Adcock, Inc. (1)	January 2019	4	January - March 2020 and January - March 2019
Turf & Garden, Inc. (1)	November 2018	4	January 2020 and January 2019

(1)We acquired certain distribution assets of each of these companies.

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2019, please refer to the discussion under the heading Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Change
Net sales	$3,097.4	$2,617.3	$480.1	18%

Net sales and base business net sales for the first nine months of 2020 increased 18% compared to the same period last year. During the first quarter of 2020, sales benefited from earlier pool openings, as mild weather combined with school closures drove greater early-season residential pool usage. As stay-at-home restrictions eased in late April through early May, families continued to search for safe, at-home leisure activities, resulting in broad sales gains across our product categories and geographies. In the third quarter of 2020, our sales benefited from continued elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic. Sales were also favorably impacted approximately 1% by an additional selling day in the first nine months of 2020.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment, building materials and above-ground pools and spas (see discussion below);
•increased demand for residential swimming pool maintenance supplies due to earlier pool openings and increased usage, as evidenced by improvements in sales growth rates to retail customers (see discussion below);
•market share gains, including those in building materials (see discussion below);
•inflationary product cost increases of approximately 1% to 2%.

We believe that sales growth rates for certain product offerings, such as equipment, building materials and above-ground pools and spas evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first nine months of 2020, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased approximately 26% compared to the same period last year. Equipment collectively represented 28% of net sales in the first nine months of 2020. Sales of building materials, including sales from recently acquired Master Tile locations, grew 18% compared to the first nine months of 2019 and represented approximately 12% of net sales in the first nine months of 2020. Sales of above-ground pools and spas increased 53% in the first nine months of 2020 and represented approximately 2% of net sales in the first nine months of 2020.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. In the first nine months of 2020, sales to retail customers increased 22% and represented approximately 14% of our consolidated net sales. Sales to commercial customers declined 10% in the first nine months of 2020, driven by COVID-19 related closures and the decline in both business and leisure travel. Sales to commercial customers represented approximately 4% of our consolidated net sales in the first nine months of 2020.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Change
Gross profit	$891.8	$762.9	$128.9	17%
Gross margin	28.8%	29.1%

Gross margin declined 30 basis points to 28.8% compared to 29.1% in the same period last year, primarily due to sales of lower margin, big-ticket items, such as in-ground and above-ground pools and pool equipment, which comprised a larger portion of our product mix in the nine months ended September 30, 2020 compared to the first nine months of 2019.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2020	2019	Change
Selling and administrative expenses	$495.2	$447.4	$47.8	11%
Impairment of goodwill and other assets	6.9	—	6.9	100%
Operating expenses as a % of net sales	16.2%	17.1%

Operating expenses for the nine months ended September 30, 2020 increased 12% compared to the first nine months of 2019. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units. Excluding impairment charges, operating expenses were up 11%, reflecting a $32.1 million increase in performance-based compensation, in addition to growth-driven freight expenses and greater facility-related costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2020 decreased $9.2 million compared to the same period last year. The decrease reflects lower average debt levels and lower average interest rates between periods. Our weighted average effective interest rate decreased to 2.2% for the first nine months of 2020 from 3.5% for the same period of 2019 on average outstanding debt of $439.4 million versus $631.1 million for the respective periods.

Income Taxes

Our effective income tax rate was 19.2% for the nine months ended September 30, 2020 compared to 18.0% for the nine months ended September 30, 2019. We recorded a $22.6 million, or $0.55 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2020 compared to a $21.1 million, or $0.52 per diluted share, tax benefit in the same period of 2019. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.2% for the nine months ended September 30, 2020 and 25.1% for the nine months ended September 30, 2019.

Net Income and Earnings Per Share

Net income increased 26% to $307.6 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019. Earnings per diluted share increased to $7.53 for the nine months ended September 30, 2020 versus $5.97 per diluted share for the nine months ended September 30, 2019. Adjusted net income for the first nine months of 2020, excluding the $6.3 million, or $0.15 per diluted share, impact of non-cash impairments, net of tax, increased 29% to $313.9 million. Excluding the impact of non-cash impairments, net of tax, and tax benefits from ASU 2016-09 in both periods, adjusted diluted EPS increased 31% to $7.13 for the nine months ended September 30, 2020 compared to $5.45 for the nine months ended September 30, 2019. See the reconciliation of GAAP to non-GAAP measures below.

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

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Nine Months Ended
(in thousands)	September 30,
2020
Net income	$307,565
Impairment of goodwill and other assets	6,944
Tax impact on impairment of long-term note (1)	(654)
Adjusted net income	$313,855
(1)As described in our First Quarter 2020 Quarterly Report on Form 10-Q, our effective tax rate at March 31, 2020 was a 0.1% benefit. Excluding impairment from goodwill and intangibles and tax benefits from ASU 2016-09 recorded in the first quarter of 2020, our effective tax rate for the first quarter of 2020 was 25.4%, which we used to calculate the tax impact related to the $2.5 million long-term note impairment.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Nine Months Ended
	September 30,
	2020	2019
Diluted EPS	$7.53	$5.97
After-tax non-cash impairment charges	0.15	—
Adjusted diluted EPS excluding after-tax non-cash impairment charges	7.68	5.97
Tax benefit	(0.55)	(0.52)
Adjusted diluted EPS excluding after-tax non-cash impairment charges and tax benefit	$7.13	$5.45

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2020, the four quarters of 2019 and the fourth quarter of 2018.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2020			2019				2018
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,139,229	$1,280,846	$677,288	$582,234	$898,500	$1,121,328	$597,456	$543,082
Gross profit	328,698	373,481	189,629	162,050	257,931	330,314	174,631	160,442
Operating income	148,233	205,857	35,588	25,798	104,540	172,523	38,386	25,970
Net income	119,098	157,555	30,912	18,024	79,525	131,390	32,637	16,811

Balance Sheet Data
Total receivables, net	$366,412	$453,405	$345,915	$226,539	$307,798	$417,126	$313,127	$207,801
Product inventories, net	612,824	628,418	858,190	702,274	616,217	694,447	815,742	672,579
Accounts payable	268,412	346,272	517,620	261,963	214,309	342,335	472,487	237,835
Total debt	339,934	438,804	586,050	511,407	547,560	692,337	698,977	666,761

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2020 and 2019 Results

Overall, weather conditions in the third quarter of 2020 were generally favorable, which benefited results. Much of the western United States experienced above-average temperatures, particularly in California, which was also plagued with the most active wildfire year on record. Precipitation was below-average in most of the western half of the United States and normal to above-average in the eastern half. Likewise, results in the third quarter of 2019 were positively impacted by above-average temperatures and below-average precipitation throughout most of the country.

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

Capital expenditures were 1.0% of net sales in 2019, 1.1% of net sales in 2018 and 1.4% of net sales in 2017. Our higher capital spending in 2017 related to expanding our facilities and purchasing delivery vehicles to address growth. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Due to the deferral of capital expenditures earlier in the year to address the COVID-19 pandemic, we expect capital expenditures in 2020 to approximate 65% of 2019 capital expenditures and range from $20.0 million to $25.0 million.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2020	2019
Operating activities	$388,914	$243,253
Investing activities	(41,552)	(35,839)
Financing activities	(300,161)	(187,734)

Cash provided by operations of $388.9 million for the first nine months of 2020 increased $145.7 million compared to the first nine months of 2019. The improvement in cash provided by operations primarily reflects an increase in net income, a decline in inventory balances between periods and improvements in working capital management.
Cash used in investing activities for the first nine months of 2020 increased compared to the first nine months of 2019 primarily due to the acquisitions of Master Tile Network LLC, which we completed in February 2020, and Northeastern Swimming Pool Distributors, Inc., which we completed in September 2020. The increase in cash used in investing activities due to acquisitions was partially offset by lower capital expenditures.

Cash used in financing activities was $300.2 million for the first nine months of 2020 compared to $187.7 million for the first nine months of 2019, which reflects a $52.2 million increase in net debt payments, additional share repurchases of $53.0 million and an increase in dividends paid of $6.8 million.

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
At September 30, 2020, there was $40.9 million outstanding, a $4.8 million standby letter of credit outstanding and $704.3 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of September 30, 2020 was approximately 1.1%, excluding commitment fees.
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
At September 30, 2020, there was $178.1 million outstanding under the Term Facility with a weighted average effective interest rate of 2.1%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2020, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2020, our average total leverage ratio equaled 1.01 (compared to 1.26 as of June 30, 2020) and the TTM average total debt amount used in this calculation was $466.3 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2020, our fixed charge ratio equaled 7.10 (compared to 6.27 as of June 30, 2020) and TTM Rental Expense was $61.2 million.
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
At September 30, 2020, there was $110.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of September 30, 2020, we had one interest rate swap contract in place, which became effective on November 20, 2019 and terminates on November 20, 2020. This swap contract was previously forward-starting and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.1425% on a notional amount of $150.0 million. Interest expense related to the notional amounts under this swap contract is based on the fixed rate plus the applicable margin on our variable rate borrowings.
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

Compliance and Future Availability
As of September 30, 2020, we believe we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2019 Annual Report on Form 10-K and in Part I, Item 1 of this Form 10-Q.
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
As of October 26, 2020, $176.9 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the nine months ended September 30, 2020 from what we reported in our 2019 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2019 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the nine months ended September 30, 2020 from what we reported in our 2019 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2019 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including the CEO and CFO, concluded that as of September 30, 2020, our disclosure controls and procedures were effective.
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

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary (and in some cases permanent) store closures, limitation of store hours, limitations on the number of people in stores or in warehouses, requirements on sanitation and social distancing practices and travel restrictions, among other effects. Our sales in March and April 2020 were adversely impacted by the COVID-19 pandemic. Additionally, in the first quarter of 2020, we recorded impairment charges of $6.9 million related to the pandemic. For additional information, see Goodwill and Intangibles Impairment in Note 1 of Part I, Item 1 of this Form 10-Q. Recently, there have been reports of increasing numbers of new COVID-19 cases in certain of our markets, including some of our larger markets, which could result in some governments extending or re-imposing restrictions. Accordingly, COVID-19 may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate. The ultimate impact will depend on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2020	390	$313.96	—	$182,777,893
August 1-31, 2020	—	$—	—	$182,777,893
September 1-30, 2020	19,613	$299.17	19,613	$176,910,333
Total	20,003	$299.46	19,613
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.  In the third quarter of 2020, 390 shares were surrendered for this purpose.
(2)As of October 26, 2020, $176.9 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and nine months ended September 30, 2020 and September 30, 2019;
2.Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and September 30, 2019;
3.Consolidated Balance Sheets at September 30, 2020, December 31, 2019 and September 30, 2019;
4.Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2020 and September 30, 2019;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2020 and September 30, 2019; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2020.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant