Form 10-K
period 2020-12-31
POOL CORP
filed 2021-02-25
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2020 was $10,531,013,045.
As of February 19, 2021, there were 40,229,370 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement to be mailed to stockholders on or about March 30, 2021 for the
Annual Meeting to be held on May 4, 2021, are incorporated by reference in Part III of this Form 10-K.

POOL CORPORATION

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may be referred to as we, us or our) is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the leading distributors of irrigation and landscape products in the United States. Our vision is to establish POOLCORP as the global, digital distribution leader in swimming pool, backyard and irrigation and landscape distribution markets. The Company was incorporated in the State of Delaware in 1993 and has grown from a regional distributor to a multi-national, multi-network distribution company.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2020, we operated 398 sales centers in North America, Europe and Australia through our four distribution networks:

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

Favorable demographic and socioeconomic trends have positively impacted our industry, and we believe these trends will continue to do so in the long term.  These favorable trends include the following:

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
•consumers using more automation and control products, higher quality materials and other pool features that add to our sales opportunities over time; and
•increased consumer spending on homes including outdoor living spaces driven by stay-at-home and remote work trends.

Almost 60% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining a proper sanitization balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates a non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create an ongoing demand for other maintenance-related goods and certain discretionary products.

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

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2019 P.K. Data, Inc. reports):

In-Ground Pools
In Millions
5.2
5.0
4.8
4.6
4.4
4.2
2010
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020

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

The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize similar long-term growth rates. Irrigation system installations often occur in tandem with new single-family home construction making it more susceptible to economic variables that drive new home sales. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the housing market. The irrigation and landscape distribution business serves both residential and commercial markets, with the majority of sales related to the residential market.  We believe that irrigation accounts for approximately 35% - 40% of total spending in the industry, with the remaining 60% - 65% of spending related to landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories.

Our NPT network primarily serves the swimming pool market but does provide some overlap with the irrigation and landscape industries as we offer our market-leading brand of pool tile, composite pool finish products and hardscapes. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation and landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. In addition to our 21 standalone NPT sales centers, we currently have over 100 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products. We also offer virtual tools for homeowners to select and design their pool and outdoor environments, working with their chosen contractors to install these products. We believe our showrooms, local stocking of products and virtual support provide us with a competitive advantage in these categories. Given the more discretionary nature of these products, this business is more sensitive to external market factors compared to our business overall.

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

The market environment from June 2009, when the Great Recession ended, until 2020, when the COVID-19 pandemic-induced recession began, was characterized by steady economic expansion, the cautious recovery of consumer spending, modest housing recovery and low inflation. However, in terms of homeowners investing in their existing homes, discretionary expenditures, including backyard renovations, have flourished over this time period with steady increases in home values and lack of affordable new homes prompting homeowners to stay in their homes longer and upgrade their home environments, including their backyards. Due to the COVID-19 pandemic in 2020, many families spent more time at home and sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces, which resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products, despite the overall decline in economic activity in the U.S. While we estimate that new pool construction increased from approximately 80,000 units in 2019 to approximately 100,000 units in 2020, construction levels are still down approximately 55% compared to peak historical levels and down approximately 40% from what we consider normal levels. An average of approximately 170,000 new units per year were built in the years leading up to the Great Recession. We expect that new pool and irrigation construction levels will continue to grow incrementally, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate greater growth over the next several years.

Times of strong economic conditions in the United States enable further replacement, remodeling and new construction activity. Although some constraints exist around residential construction activities, we believe that we are well positioned to take advantage of both the market expansion and the inherent long-term growth opportunities in our industry. Additionally, recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps for swimming pools must meet certain compliance regulations by July 2021. This mandate, coupled with additional product developments and technological advancements, offers further growth opportunities over the next few years.

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

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include digital and media advertising, industry-oriented website development such as www.swimmingpool.com®, www.hottubs.com® and www.nptpool.com®, social media platforms and other digital marketing initiatives, including our NPT® Backyard mobile app.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers.

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business, including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 100 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry, although we did not host our annual Retail Summit in January 2021 due to the COVID-19 pandemic. We also act as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations. We aim to create capacity with business to business development tools and execution to ensure best-in-class service and value creation for our customers and suppliers. In particular, we have developed the Pool360 and Horizon 24/7 platforms that help our customers be more productive by allowing them to get pricing, check availability, enter orders and make payments online while leveraging our customer service staff resources, particularly during peak business periods. These tools not only offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes as well, but they also provide our customers graphical catalog presentation in the same platform. We’ve enhanced our BlueStreak mobile order processing, which enables our sales associates with wireless technology that puts them next to the customer rather than behind the counter. Orders are processed faster, often eliminating the need for customers to get out of their vehicles. We are also actively making improvements to our sales centers and warehouses, including improved showroom layouts, sales center merchandising and velocity slotting. Velocity slotting uses technology to identify fast moving, high velocity items, which are then color-coded and placed in an easily accessible location to create efficiencies for both our employees and customers. In addition to these initiatives, we strive to expand our Pool Corporation-branded products and exclusive brand offerings.

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

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past ten years.  We generally pass industry price increases through our supply chain and may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing.  We estimate that annual price inflation in 2018 and 2020 was consistent with the ten-year average. We estimate that annual price inflation in 2019 was approximately 2% above our historical range as we sold through strategic inventory purchases from 2018. We believe that results in 2021 will be impacted by inflationary product cost increases of approximately 2% to 3% (compared to our historical average of 1% to 2%).

Customers and Products

We serve roughly 120,000 customers. No single customer accounted for 10% or more of our sales in 2020. Most of our customers are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores and certain specialty and internet retailers.

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

We conduct our operations through 398 sales centers in North America, Europe and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 54% of our 2020 net sales.  In 2020, we generated approximately 94% of our sales in North America (including Canada and Mexico), 5% in Europe and 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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
•fiberglass pools and hot tubs and packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools;
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
•commercial products, including American Society of Material Engineers heaters, safety equipment and commercial pumps and filters; and
•other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as hot tubs, grills and components for outdoor kitchens, that enhance consumers’ use and enjoyment of outdoor living spaces.

We currently have over 600 product lines and approximately 50 product categories. Based on our 2020 product classifications, sales for our pool and hot tub chemicals product category represented approximately 10% of total net sales for 2020 and 12% of total net sales in 2019 and 2018. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

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

Recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps sold for swimming pools must meet certain compliance regulations by July 2021. We expect to see minimal impact from this change until mid-way through the 2021 season. New product technology provides opportunities not only for improved energy efficiency but also new enticements for leisure activities. Smart controls provide growth opportunities as most existing swimming pools run on mechanical time clocks. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. Robotic cleaners offer consumers a more efficient option for maintaining their swimming pools. We see each of these developments as significant growth opportunities. We offer a growing selection of energy-efficient and environmentally preferred products, which supports sustainability and helps our customers save energy, water and money. Our green technology products include variable speed pumps, LED pool and hot tub lights and high-efficiency heat pumps.

Over the last several years, we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who service large commercial installations such as hotels, universities and community recreational facilities. While we are leveraging our existing networks and relationships to grow this market, in 2017, we also acquired Lincoln Equipment, Inc., a national distributor of equipment and supplies to commercial and institutional swimming pool customers. Sales to commercial customers declined in 2020 due to COVID-19 related closures and the decline in both business and leisure travel. We expect commercial sales to improve as COVID-19 pandemic conditions ease.

In 2020, the sale of maintenance and minor repair products (non-discretionary) accounted for almost 60% of our sales and gross profits, while just over 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools (partially discretionary). During the economic downturn, which spanned from late 2006 to early 2010 and reached its low point in 2009, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction and deferred remodeling and replacement activity. The current trend reflects a partial shift back toward a greater percentage of our sales coming from major refurbishment and replacement products due to the recovery of these activities since levels reached their historic low point in 2009.

Post-2009, we experienced product and customer mix changes, including a shift in consumer spending to some higher value, lower margin products such as variable speed pumps and high efficiency heaters. In 2020, we experienced higher sales of lower margin, big-ticket items, such as pool equipment and in-ground and above-ground pools. These products positively contribute to our sales and gross profit growth but negatively impact our gross margin. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives, including growth in our higher margin private label and exclusive products (PLEX) and our expansion of building materials product offerings, have helped offset these gross margin declines and will lead to somewhat flat or slightly lower gross margin trends over the next few years.

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

We regularly evaluate supplier relationships and consider alternate sourcing to assure competitive cost, service and quality standards.  Our largest suppliers include Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 9%, respectively, of the cost of products we sold in 2020.

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

Seasonality and Weather

Our business is highly seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are substantially lower during the first and fourth quarters. In 2020, we generated approximately 61% of our net sales and 76% of our operating income in the second and third quarters of the year.

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation and lawn care products

Unseasonably cool weather or extraordinary amounts	•	Fewer pool and irrigation and landscaping
of rain		installations
	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling	•	A longer pool and landscape season, thus positively
trends in fall		impacting our sales
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling	•	A shorter pool and landscape season, thus negatively
trends in fall		impacting our sales
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2020 and 2019, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Government Regulations

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

Human Capital Management

We employed approximately 4,500 people at December 31, 2020. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 500 employees to our work force to meet seasonal demand. Approximately 90% of our employees are located in the U.S.

We believe that our success is a direct result of the contributions and commitment of our employees. We provide competitive pay and benefits, as well as training and other resources to our employees. Our goal is to be an Employer of Choice through focusing on the engagement, development, retention and health and well‑being of our employees. We have established a set of standard operating procedures to optimize our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. We focus on the following factors in implementing and developing our human capital strategy:

•employee health, safety and wellness;
•employee growth and development;
•diversity and inclusion; and
•employee compensation and benefits.

Employee Health, Safety and Wellness

Our commitment to the health, safety and wellness of our employees ranks at the top of our core fundamental values. Our ultimate goal is to send every employee home each night in the same condition in which they came to work that morning. We aim to achieve zero serious injuries through continued investment in and focus on our core safety programs and injury-reduction initiatives. This effort begins immediately with new employees and is reinforced each day through a focus on safety awareness, risk identification and other essential safety protocols.

During the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and to reward our employees for their contributions to our success. These actions include providing personal protective equipment, expanding healthcare benefits and re-configuring working spaces and arrangements. We also made efforts to reward our employees by extending paid leave and paying additional discretionary bonuses to our employees for their contributions.

Employee Growth and Development

We strive to be an Employer of Choice by investing in our employees. Our goal is to attract, develop and retain a talented team of people inspired by our mission to provide exceptional value to our customers and suppliers and create exceptional return to our shareholders, while providing exceptional opportunities for our employees. Our success depends on our employees understanding how their work contributes to the company’s overall strategy. We use a variety of channels to facilitate open and direct communication with our employees, including open forums with executives and employee experience surveys.

When our employees succeed, the company succeeds. To help our employees achieve success in their roles, we emphasize continuous training and development opportunities. These include safety and security protocols, updates on new products and service offerings and deployment of technologies. We also provide managerial training to mid-level managers and departmental leaders. This coursework covers topics such as talent review, development of underperforming employees, handling employee misconduct and coaching and success workshops.

We also provide an entry level program to prepare Manager Trainees (MITs) for sales and operations management opportunities. Our MITs are hosted at either our state-of-the-art EDGEucation Center, located in Plano, TX or in a virtual classroom. Our program includes lectures, projects and role play to provide MITs with industry knowledge, leadership skills and the tools necessary to succeed within our organization.

Diversity and Inclusion

We are committed to fostering a diverse and inclusive workplace that represents the communities in which we work and live. We believe that diversity drives innovation and delivers the best solutions to complex problems, and we are building a culture where differences are welcomed and valued. To achieve this, we are committed to expanding the diversity of our workforce through the hiring, retention and advancement of underrepresented populations. In addition, we support our existing employees with training and development that helps create a more inclusive environment. Our recent initiatives include the establishment of a diversity and inclusiveness team, expanding existing content in core employee development programs and improving our efforts to recruit and hire first-class diverse talent.

Employee Compensation and Benefits

We strive to provide market-competitive pay, benefits and services to our employees. Our performance-based compensation philosophy is based on rewarding each employee’s individual contributions regardless of gender, race or ethnicity. Our total compensation package includes cash compensation (base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a shareholder through equity grants for management and our employee stock purchase plan.

Environmental, Social and Governance (ESG)

We are committed to sustainable business practices, which, for us, includes offering eco-friendly products to our customers, closely monitoring our sourcing activities, providing a safe, inclusive work environment for our employees, and being good stewards within the communities we serve. Currently, we are taking steps to trim our carbon footprint and to improve product choices that allow our customers to reduce their environmental impact. Further, we are installing more energy-efficient systems throughout our network and ensuring that our health and wellness programs include affordable, high quality benefits to improve the lives of our employees. We are continually striving to ensure success in our business while protecting resources for future generations. Our sustainability goals include the reduction of greenhouse gases and other harmful air emissions, water conservation, energy conservation and carbon footprint minimization. We continue to improve the ways in which we handle, distribute, transport and dispose of all products, particularly the chemicals and fertilizers that we sell.

We are dedicated to growing the swimming pool industry and have chosen charitable activities to support the swimming pool environment, in addition to our support of other local organizations. We actively encourage our employees to volunteer and engage with their communities through our stewardship committee and supporting charitable organizations. We believe these endeavors will continue to create value for our customers, shareholders, employees, suppliers and communities.

Our employees, managers and officers conduct our business under the direction of our CEO and the oversight of our Board of Directors (our Board) to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duty to act in the best interests of our company and our stockholders. In exercising this obligation, our Board and committees perform a number of specific functions, including risk assessment, review and oversight. While management is responsible for the day-to-day management of risk, our Board is responsible for oversight of our risk management programs, ensuring that an appropriate culture of risk management exists within the company, and assisting management in addressing specific risks, such as strategic risks, financial risks, regulatory risks and operational risks.

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

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$3,579,990	$2,911,772	$2,720,077
International	356,633	287,745	278,020
	$3,936,623	$3,199,517	$2,998,097

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal year ends (in thousands):

	December 31,
	2020	2019	2018
United States	$100,857	$105,170	$100,905
International	7,384	7,076	6,059
	$108,241	$112,246	$106,964

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

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statement are described below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risks discussed below are not the only risks we face. Other risks or uncertainties not presently known to us, or that we currently believe are immaterial, may materially affect our business if they occur. Moreover, new risks emerge from time to time. Further, our business may also be affected by additional factors that generally apply to all companies operating in the U.S. and globally, which have not been included.

Risks Relating to Macroeconomic Conditions

The demand for our swimming pool, irrigation, landscape and related outdoor living products may be adversely affected by unfavorable economic conditions.

Consumer discretionary spending affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates and wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool, irrigation, landscape and related outdoor living products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance and repair products and certain replacement and refurbishment products are required to maintain existing swimming pools, and each currently accounts for approximately 60% and 25% of net sales related to our swimming pool business; however, the growth in this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

The COVID-19 pandemic and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have imposed, and others in the future may impose, stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary store closures, limitation of store hours, limitations on the number of people in stores or in warehouses, enhanced requirements on sanitation, social distancing practices and travel restrictions, among other effects. In almost all of our markets, we are designated as an essential business under the relevant state and local regulations and have been allowed to remain open; however, if this changes, it could adversely impact our financial condition and operating results. Our sales in March and April 2020 were adversely impacted by the COVID-19 pandemic, and in the first quarter of 2020, we recorded impairment charges of $6.9 million related to the pandemic. For additional information, see Note 3 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. During 2020, there were declines followed by resurgences of COVID-19 cases throughout the U.S., and cases generally rose during the fourth quarter. In December 2020, the first COVID-19 vaccines were approved for use in the U.S., and the early stages of distribution of the vaccine are in process as of the date of this report. Recently, variants of the virus that causes COVID-19 have been identified in the U.S. and elsewhere, and information about them is rapidly emerging, including how easily they might spread, whether they could cause more severe illness, and whether currently authorized vaccines will protect against them. Accordingly, COVID-19 may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate. Impacts from the COVID-19 pandemic, coupled with heightened demand, could also adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied. The ultimate impact will depend on the severity and duration of the COVID-19 pandemic and any future resurgences and actions taken by governmental authorities and other third parties in response, including the distribution and acceptance of vaccines, each of which is uncertain, rapidly changing and difficult to predict. In addition, our recent growth rates driven by home-centric trends influenced by the COVID-19 pandemic may not be sustainable and may not be indicative of future growth rates.

Risks Relating to Our Business and Industry

We are susceptible to adverse weather conditions.

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2020, we generated approximately 61% of our net sales and 76% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use, installation and maintenance, as well as decreased irrigation installations. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to municipal ordinances related to water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events, such as hurricanes, tropical storms and wildfires may impact our ability to deliver our services or cause damage to our facilities. As a consequence of these or other catastrophic or uncharacteristic events, we may experience interruption to our operations, increased costs or losses of property, equipment or inventory, which would adversely affect our revenue and profitability.

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

Our largest suppliers are Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 9%, respectively, of the costs of products we sold in 2020. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations (including due to the COVID-19 pandemic) or if we lose a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers, we may experience increased supply costs or may experience delays in establishing replacement supply sources that meet our quality and control standards and may lose revenue.

We depend on a global network of suppliers to source our products, including our own branded products and products we have exclusive distribution rights to. Product quality, warranty claims or safety concerns could negatively impact our sales and expose us to litigation.

We rely on manufacturers and other suppliers to provide us with the products we distribute. As we increase the number of Pool Corporation and Pool Systems Pty. Ltd. branded products we distribute, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could damage our reputation and expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors as they compete against our customers for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their needs directly from manufacturers, and to a lesser extent with internet retailers, as they purchase the majority of their needs from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 54% of our net sales in 2020.

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

Given the seasonal nature of our business, we may hire additional employees during the summer months, including seasonal and part-time employees, who generally are not employed during the off-season. If we are unable to attract and hire additional personnel during the peak season, our operating results could be negatively impacted.

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

Our results in 2020 were positively impacted by home-centric trends resulting from the COVID-19 pandemic. These trends may not continue, or may reverse, which could adversely impact our results of operations. In addition, in recent years our customers have had difficulty employing a sufficient number of qualified individuals to keep up with the demand for pool maintenance, refurbishment and installation. If this trend continues or accelerates, our results of operations could be negatively impacted.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. In order to successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at normal profit margins. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand. Our business, financial condition and results of operations could be negatively impacted if either or both of these situations occur frequently or in large volumes.

The cost of chemical products could increase our cost of sales and adversely affect our results of operations and financial condition.

Based on our 2020 product classifications, sales for our pool and hot tub chemicals product category represented approximately 10% of total net sales for 2020 and 12% of total net sales in 2019 and 2018. Our principal chemical products are granular chlorine compounds and liquid chlorine, which are commodity materials. The prices of these chemical products are a function of, among other things, manufacturing capacity and demand. We have generally passed through chlorine price increases to our customers. The price of granular chlorine compounds and liquid chlorine may increase in the future, and we may not be able to pass on any such increase to our customers. We purchase chlorine products primarily from the largest domestic suppliers. The alternate sources of supply we currently view as reliable may ultimately be unable to supply us with all of our principal chemical products, including chlorine products. Additionally, significant price fluctuations or shortages in our principal chemical products may increase our cost of sales, and our results of operations and financial condition could be adversely affected.

Risks Relating to Legal, Regulatory and Compliance Matters

The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety and other governmental regulations. Our costs of doing business could increase as a result of changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations.

We are subject to regulation under federal, state, local and international employment, environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state or local laws and regulations governing minimum wage or living wage requirements, the classification of exempt and non-exempt employees or other wage, labor or workplace regulations could increase our costs of doing business and adversely impact our results of operations.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, which accounted for 9% of our total net sales in 2020, expose us to certain additional risks, including:

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

Taxation and tax policy changes, tax rate changes, new tax laws, revised tax law interpretations and changes in accounting standards and guidance related to tax matters may cause fluctuations in or adversely affect our effective tax rate. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

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

Risks Relating to Technology, Cybersecurity and Data Privacy

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

We are making, and expect to continue to make, investments in technology to maintain and update our computer systems. Implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue.
The European Union and other international regulators, as well as state governments, have recently enacted or enhanced data privacy regulations, such as the California Consumer Privacy Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems and for apprising individuals of the information we have collected about them. Despite our best efforts to comply, any noncompliance could result in incurring potential substantial penalties and reputational damage.

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

General Risk Factors

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

Borrowings under our unsecured syndicated senior credit facility, term facility, accounts receivable securitization facility and our derivatives instruments are indexed to the London Inter-bank Offering Rate (“LIBOR”). In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternative reference rate. On November 30, 2020, ICE Benchmark Administration, the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors and on June 30, 2023 for all other USD LIBOR tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. The full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the adoption of a replacement rate for LIBOR, remains unclear. These changes may have an adverse impact on our financing costs and any floating rate indebtedness we may incur.

Disruptions from natural or man-made disasters or extreme weather, public safety issues, geopolitical events and security issues, labor or trade disputes and similar events could have a material adverse effect on our business.

Natural or man-made disasters or extreme weather (including as a result of climate change), public safety issues, geopolitical events and security issues (including terrorist attacks, armed hostilities or insurrections), labor or trade disputes and similar events can lead to uncertainty and have a negative impact on demand for our products, in addition to causing disruptions to our supply chain. Discretionary spending is generally adversely affected during times of economic, social or political uncertainty. The potential for natural or man-made disasters or extreme weather, geopolitical events and security issues, labor or trade disputes and similar events could create these types of uncertainties and negatively impact our business in ways that cannot presently be predicted.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own five sales center facilities in Florida, two in Texas, one in Alabama, one in California, one in Georgia and one in Tennessee. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2020, we had twenty leases with remaining terms longer than seven years that expire between 2028 and 2035.

Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 70,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 103,000 square feet to 185,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2020:

Network	12/31/19	New Locations	Closed/Consolidated Locations (1)	Acquired Locations	12/31/20
SCP	176	2	(1)	9	186
Superior	72	1	—	—	73
Horizon	67	—	(1)	10	76
NPT (2)	17	—	—	4	21
Total Domestic	332	3	(2)	23	356
SCP International	41	—	(1)	2	42
Total	373	3	(3)	25	398

(1)Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.
(2)In addition to the stand-alone NPT sales centers, there are over 100 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2020:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	28	25	17	6	76
Florida	37	5	13	1	56
Texas	26	5	16	8	55
Arizona	7	8	9	2	26
Georgia	7	2	1	1	11
Nevada	2	3	3	1	9
New York	9	—	—	—	9
Tennessee	5	3	—	—	8
New Jersey	5	2	—	—	7
North Carolina	4	2	1	—	7
Pennsylvania	5	1	—	1	7
Virginia	3	1	3	—	7
Washington	1	—	6	—	7
Alabama	4	2	—	—	6
Indiana	2	3	—	—	5
Louisiana	5	—	—	—	5
Oregon	1	—	4	—	5
Illinois	3	1	—	—	4
Missouri	3	1	—	—	4
Ohio	2	2	—	—	4
Oklahoma	2	1	—	1	4
South Carolina	3	1	—	—	4
Arkansas	3	—	—	—	3
Colorado	—	2	1	—	3
Idaho	1	—	2	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	—	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	186	73	76	21	356
International
Canada	16	—	—	—	16
France	7	—	—	—	7
Australia	6	—	—	—	6
Mexico	4	—	—	—	4
Portugal	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	42	—	—	—	42
Total	228	73	76	21	398

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.”  On February 19, 2021, there were approximately 481 holders of record of our common stock.

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board has increased the dividend amount fifteen times, including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2020.  Our Board may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the total shareholder return on our common stock for the last five fiscal years with the total return on the S&P 500 Index, S&P MidCap 400 Index and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2015 and the reinvestment of all dividends. Our common stock was added to the S&P 500 Index in October 2020. We believe the S&P 500 Index includes companies with market capitalization comparable to ours. Additionally, we chose the S&P 500 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business. Consistent with our prior year presentation, we have also included the S&P MidCap 400 Index.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20
Pool Corporation	$100.00	$130.87	$164.60	$190.89	$275.84	$488.12
S&P 500 Index	100.00	111.96	136.40	130.42	171.49	203.04
S&P MidCap 400 Index	100.00	120.74	140.35	124.80	157.49	179.00
Nasdaq Index	100.00	108.87	141.13	137.12	187.44	271.64

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2020:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
October 1 – October 31, 2020	17	$349.83	—	$176,910,333
November 1 – November 30, 2020	—	$—	—	$176,910,333
December 1 – December 31, 2020	—	$—	—	$176,910,333
Total	17	$349.83	—

(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 17 shares surrendered for this purpose in the fourth quarter of 2020.
(2)As of February 19, 2021, our total authorization remaining was $172.0 million.

Item 6.  Selected Financial Data

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2020 FINANCIAL OVERVIEW

Impact of the COVID-19 Pandemic

On March 11, 2020, the World Health Organization declared the novel coronavirus disease (COVID-19) a pandemic, and on March 13, 2020, the United States declared a national emergency. States and cities have taken various measures in response to COVID-19, including mandating the closure of certain businesses and encouraging or requiring citizens to avoid large gatherings. Most of our North American operations are and have been continuously open for business as we are designated as an essential business in almost all of our markets. Our operations in Europe closed for a short period during the first half of 2020 in France, Spain and Italy, in order to comply with local authorities’ orders. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. As a result, our supply chain generally remains intact, with our customers continuing to meet end-user needs.

The health, safety and security of our employees has been, and remains, one of our highest priorities. We have adapted our operations and implemented a number of measures to facilitate a safer sales center environment for both our customers and employees, which includes following best practices and guidelines from the Centers for Disease Control and Prevention (CDC). We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices. In limited instances, we have had to close facilities in whole or in part as a result of government regulations, as well as positive or presumed positive results from COVID-19 testing. The direct impact of any closures did not have a material impact on our operations.

Beginning in the middle of March 2020, when stay-at-home orders related to the COVID-19 pandemic were initially issued, we experienced sales declines across most markets. However, as stay-at-home restrictions eased in late April through early May, our business not only rebounded, but accelerated. We experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces, resulting in broad sales gains across nearly all of our product categories and geographies. While the short-term impact of this trend has had a positive impact on our business, it is unclear what the long-term impact will be. In addition, governmental restrictions have had a material impact on some of our customers, limiting their ability to operate in certain geographies from mid-March into mid-May. While these restrictions were lifted, new stay-at-home orders or other government mandates could have a material impact on our results.

Our balance sheet is strong with low leverage and sufficient access to additional capital. Given the seasonality of our business, our warehouses were stocked with inventory in preparation for the upcoming peak season prior to the implementation of most stay-at-home orders. As a result, the limited vendor supply interruptions experienced in 2020 have had a minimal impact on our business. Supply disruptions have largely been limited to categories with the greatest demand, including heat-related equipment and above-ground swimming pools and have not been material to our business. We continue to work closely with our suppliers to maintain the flow of essential products to provide customers with the materials they need to serve their communities.

Given the uncertainties caused by the COVID-19 pandemic, we began taking steps in April to reduce both capital expenditures and operating costs. As a result, capital expenditures in 2020 were $21.7 million, which is approximately 65% of 2019 capital expenditures. We specifically reduced operating costs for labor, fuel, utilities, advertising, meetings, travel and entertainment. As our business outlook and market trends improved since the implementation of these cost-saving measures, we continue to assess our discretionary spending.

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

Financial Results

Net sales increased 23% to $3.9 billion for the year ended December 31, 2020 compared to $3.2 billion in 2019, while base business sales increased 22%. We realized broad sales gains across nearly all product categories. Our sales benefited from greater swimming pool usage and high demand for residential pool products, which was driven by home-centric trends influenced by the COVID-19 pandemic and aided by warmer weather conditions during the year.

Gross profit reached $1.1 billion for the year ended December 31, 2020, a 22% increase over gross profit of $924.9 million in 2019. Gross margin declined 20 basis points to 28.7% in 2020 compared to 28.9% in 2019. The decline in gross margin is primarily due to sales of lower margin, big-ticket items, such as pool equipment and in-ground and above-ground pools, which comprised a larger portion of our product mix in 2020 compared to 2019.

Selling and administrative expenses (operating expenses) increased 14%, or $83.2 million, to $666.9 million in 2020, up from $583.7 million in 2019, with base business operating expenses up 12% over 2019. The increase in operating expenses primarily reflects a $43.9 million increase in performance-based compensation from $24.3 million in 2019 to $68.2 million in 2020 and expenses of $16.9 million from recently acquired businesses. Excluding $6.9 million of impairment charges we recorded in the first quarter of 2020 and performance-based compensation in both periods, adjusted operating expenses increased 6%, reflecting growth-driven labor and freight expenses and greater facility-related costs partially offset by lower discretionary spending.

Operating income for the year increased 36% to $464.0 million, up from $341.2 million in 2019. Operating margin increased 110 basis points to 11.8% in 2020 compared to 10.7% in 2019.

We recorded a $28.6 million, or $0.70 per diluted share, benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, for the year ended December 31, 2020 compared to a benefit of $23.5 million, or $0.57 per diluted share, realized in 2019.

Net income increased 40% to $366.7 million in 2020 compared to $261.6 million in 2019. Earnings per share increased 40% to a record $8.97 per diluted share compared to $6.40 per diluted share in 2019. Excluding the impact of non-cash impairments, net of tax, in 2020 and the impact from ASU 2016-09 in both periods, adjusted diluted earnings per share increased 44% to $8.42 in 2020 compared to $5.83 in 2019. See the reconciliation of GAAP to non-GAAP measures included in RESULTS OF OPERATIONS below.

Financial Position and Liquidity

Cash provided by operations was $397.6 million in 2020, which helped fund the following initiatives:

•payments of $124.6 million for acquisitions;
•net debt repayments of $95.8 million;
•quarterly cash dividend payments to shareholders, totaling $91.9 million for the year;
•share repurchases, totaling $76.2 million for the year;
•net capital expenditures of $21.7 million; and
•growth in net working capital of $21.1 million.

Total net receivables, including pledged receivables, increased 28% compared to December 31, 2019, reflecting December sales growth and partially offset by improved collections. Our allowance for doubtful accounts was $4.8 million at December 31, 2020 and $5.5 million at December 31, 2019. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 26.5 days at December 31, 2020 and 29.0 days at December 31, 2019.

Inventory levels grew 11% to $781.0 million at December 31, 2020 compared to $702.3 million at December 31, 2019, reflecting business growth and inventory from acquired businesses of $42.2 million. Our reserve for inventory obsolescence was $11.4 million at December 31, 2020 compared to $9.0 million at December 31, 2019. Our inventory turns, as calculated on a trailing four quarters basis, were 3.8 times at December 31, 2020 and 3.2 times at December 31, 2019.

Accrued expenses and other current liabilities increased $82.9 million to $143.7 million in 2020, primarily reflecting increases in accrued performance-based compensation, unrealized losses on interest rate swaps and deferred payroll tax payments.

Total debt outstanding of $416.0 million at December 31, 2020 decreased $95.4 million, or 19%, compared to December 31, 2019, as we have utilized our operating cash flows to decrease debt balances.

Current Trends and Outlook

Due to the COVID-19 pandemic in 2020, families spent more time at home and sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces, which resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. We believe that increased consumer spending on homes, including outdoor living spaces, will continue in 2021 and may have longer term benefits as work-from-home trends persist or increase.

The market environment from June 2009, when the Great Recession ended, until 2020, when the COVID-19 pandemic-induced recession began, was characterized by steady economic expansion, the cautious recovery of consumer spending, modest housing recovery and low inflation. However, in terms of homeowners investing in their existing homes, discretionary expenditures, including backyard renovations, have flourished over this time period with steady increases in home values and lack of affordable new homes prompting homeowners to stay in their homes longer and upgrade their home environments, including their backyards. We expect that new pool and irrigation construction levels will continue to grow incrementally, constrained by availability of construction labor, but we believe that consumer investments in outdoor living spaces beyond the swimming pool will generate continued growth over the next several years.

Although some constraints exist around residential construction activities, we believe that we are well positioned to take advantage of both the market expansion and the inherent long term growth opportunities in our industry. Additionally, recent regulation passed by the U.S. Department of Energy mandates all new and replacement motors and pumps for swimming pools must meet certain compliance regulations by July 2021. This mandate, coupled with additional product developments and technological advancements, offers further growth opportunities over the next few years.

In 2020, we benefited from strong pool construction trends as robust demand fueled by the COVID-19 pandemic led to increased home investment trends. While we estimate that new pool construction increased from approximately 80,000 units in 2019 to approximately 100,000 new units in 2020, construction levels are still down approximately 55% compared to peak historical levels and down approximately 40% from what we consider normal levels. Favorable weather plays a role in industry growth by accelerating growth in any given year, expanding the number of available construction days, extending the pool season and pool usage and positively impacting demand for discretionary products. Conversely, unfavorable weather impedes growth. In establishing our outlook each year, we base our growth assumptions on normal weather conditions and do not incorporate alternative weather predictions into our guidance.

We established our initial outlook for 2021 based on reasonable expectations of organic market share growth, ongoing leverage of existing investments in our business and continuous process improvements. For 2021, we expect strong growth in the first half of the year, particularly the first quarter of 2021, due to continued elevated demand influenced by the ongoing COVID-19 pandemic. In the second half of the year, we expect to face tougher year-over-year comparisons and inherent industry capacity constraints, although we remain encouraged by positive industry outlooks.

Impacts from the COVID-19 pandemic, coupled with heightened demand, could also adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied. We anticipate that we may face product shortages or elevated prices specifically related to Trichlor, a popular sanitizer for pools and hot tubs, as the industry faces constraints resulting from the loss of a major supplier due to a fire in the summer of 2020. Although supply constraints did not have a material impact on our business in 2020, it is difficult to predict the extent to which this could impact our business in 2021.

We expect to continue to gain market share through our comprehensive service and product offerings, which we continually diversify through internal sourcing initiatives and expansion into new markets. We also plan to broaden our geographic presence by opening 8 to 10 new sales centers in 2021 and by making selective acquisitions when appropriate opportunities arise.

The following summarizes our outlook for 2021:

•We expect sales growth of 8% to 12%, impacted by the following factors and assumptions:
◦normal weather patterns for 2021;
◦continued elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic;
◦a benefit from construction backlogs depending on our customers’ building capacity, including the availability of labor, and weather;
◦estimated 4% to 5% growth from acquisitions completed throughout 2020;
◦market share gains;
◦inflationary product cost increases of approximately 2% to 3% (compared to our historical average of 1% to 2%); and
◦estimated 2% growth in the installed base of pools.

•We expect gross margin to decline 20 to 40 basis points for the full year of 2021 compared to the full year of 2020 with gains or relatively neutral gross margin trends in the first half of 2021 and declines in the latter half of 2021.

•We expect operating expenses will grow at approximately 60% to 70% of the rate of our gross profit growth, reflecting inflationary increases and incremental costs to support our sales growth expectations, with greater growth in the first half of the year and more modest growth in the back half. The main challenges in achieving this metric include managing people and facility costs in tight labor and real estate markets. However, we continue to see significant opportunity to leverage our existing infrastructure to achieve this goal. We also expect performance-based compensation for the full year of 2021 to normalize and decrease by approximately $30.0 million compared to the full year of 2020.

In 2021, we expect our effective tax rate will approximate 25.5%, excluding the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectation. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. Based on our December 31, 2020 stock price, we estimate that we have approximately $4.5 million in unrealized excess tax benefits related to stock options that expire and restricted awards that vest in the first quarter of 2021. We may recognize additional tax benefits related to stock option exercises in 2021 from grants that expire in years after 2021, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $28.6 million benefit in our provision for income taxes for the year ended December 31, 2020 related to ASU 2016-09.

We project that 2021 earnings will be in the range of $9.12 to $9.62 per diluted share, including an estimated $0.11 benefit from ASU 2016-09 during the first quarter of 2021. We expect cash provided by operations will approximate net income for fiscal year 2021. We expect to continue to use cash to fund opportunistic share repurchases over the next year. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including the effects of the evolving COVID-19 pandemic, the sensitivity of our business to weather conditions, changes in the economy and the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives and mass merchants and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

CRITICAL ACCOUNTING ESTIMATES

Critical accounting estimates are those estimates made in accordance with U.S. generally accepted accounting principles that involve a significant level of estimation uncertainty and have had, or are reasonably likely to have, a material impact on our financial condition or results of operations.

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board. Our critical accounting estimates are discussed below, including, to the extent material and reasonably available, the impact such estimates have had, or are reasonably likely to have, on our financial condition or results of operations.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on past due accounts. We estimate future losses based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current and forecasted economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family house prices.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.08% of net sales annually.  Write-offs as a percentage of net sales approximated 0.09% in 2020, 0.12% in 2019 and 0.07% in 2018. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2021.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2020, pretax income would change by approximately $1.0 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2020).

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

We classify products at the sales center level based on sales at each location over the expected sellable period, which is the previous 12 months for most products, except for special order non-stock items that lack a SKU in our system and products with less than 12 months of usage. Below is a description of these inventory classifications:

•new products with less than 12 months usage;
•highest sales velocity items, which represent approximately 80% of net sales at the sales center;
•lower sales velocity items, which we keep in stock to provide a high level of customer service;
•products with no sales for the past 12 months at the local sales center level, excluding special order products not yet delivered to the customer; and
•non-stock special order items.

There is little risk of obsolescence for our highest sales velocity items, which represent approximately 80% of net sales at the sales center, because these products generally turn quickly. We establish our reserve for inventory obsolescence based on inventory with lower sales velocity and inventory with no sales for the past 12 months, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory at net realizable value. We provide a reserve of 5% for inventory with lower sales velocity, inventory with no sales for the past 12 months and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess lower sales velocity inventory and an additional 45% reserve for excess inventory with no sales for the past 12 months. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months’ usage, on a company-wide basis. We also evaluate whether the calculated reserve provides sufficient coverage of total inventory with no sales for the past 12 months. We have not changed our methodology from prior years.

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2020, pretax income would change by approximately $2.3 million and earnings per share would change by approximately $0.04 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2020).

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

We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor program benefits accrual may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments tend to have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor arrangements are based on calendar year periods. We update our estimates for these arrangements at year end to reflect actual annual purchase or sales levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor credits received to the prior year vendor receivable balances. Based on our hindsight analysis, we concluded that our vendor program estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

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
We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred, although we not have realized any impacts since the enactment of U.S. tax reform enacted in December 2017.
As of December 31, 2020, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation. We determined not to change our indefinite reinvestment assertion in light of U.S. tax reform.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2020, our goodwill balance was $268.2 million, representing approximately 15% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We perform a goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  To the extent the carrying value of a reporting unit is greater than its estimated fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income.

Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.  As of October 1, 2020, we had 226 reporting units with allocated goodwill balances. The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance was $0.9 million.

In October of 2020, 2019 and 2018, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level.

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

We estimate the fair value of our reporting units based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and earnings multiples. These estimates can significantly affect the outcome of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.

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
Based on our 2020 goodwill impairment analysis, we consider one of our Horizon reporting units in California as most at risk for goodwill impairment due to marginal results in recent years. The most sensitive assumptions related to our fair value for this location relates to future projected operating results and management’s ability to effectively manage costs. As of December 31, 2020, our aggregate goodwill balance for this reporting unit was $1.4 million.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur impairment charges in future periods, especially related to the reporting unit discussed above.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2020	2019	2018
Net sales	100.0%	100.0%	100.0%
Cost of sales	71.3	71.1	71.0
Gross profit	28.7	28.9	29.0
Operating expenses	16.9	18.2	18.6
Operating income	11.8	10.7	10.5
Interest and other non-operating expenses, net	0.3	0.7	0.7
Income before income taxes and equity earnings	11.5%	9.9%	9.8%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2020, 2019 and 2018.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2020 compared to Fiscal Year 2019

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2020	2019	2020	2019	2020	2019
Net sales	$3,886,079	$3,183,940	$50,544	$15,577	$3,936,623	$3,199,517

Gross profit	1,117,303	922,193	13,599	2,732	1,130,902	924,925
Gross margin	28.8%	29.0%	26.9%	17.5%	28.7%	28.9%

Operating expenses (1)	650,020	579,068	16,855	4,611	666,875	583,679
Expenses as a % of net sales	16.7%	18.2%	33.3%	29.6%	16.9%	18.2%

Operating income (loss) (1)	467,283	343,125	(3,256)	(1,879)	464,027	341,246
Operating margin	12.0%	10.8%	(6.4)%	(12.1)%	11.8%	10.7%

(1)Base business and total include $6.9 million of impairment from goodwill and other assets recorded in the first quarter of 2020.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
TWC Distributors, Inc. (1)	December 2020	10	December 2020
Jet Line Products, Inc.	October 2020	9	October - December 2020
Northeastern Swimming Pool Distributors, Inc. (1)	September 2020	2	September - December 2020
Master Tile Network LLC (1)	February 2020	4	February - December 2020
W.W. Adcock, Inc. (1)	January 2019	4	January - March 2020 and January - March 2019
Turf & Garden, Inc. (1)	November 2018	4	January 2020 and January 2019
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

The table below summarizes the changes in our sales centers during 2020:

December 31, 2019	373
Acquired locations	25
New locations	3
Closed/consolidated locations	(3)
December 31, 2020	398

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2020	2019	Change
Net sales	$3,936.6	$3,199.5	$737.1	23%

Net sales increased 23% compared to 2019, with 22% of this increase resulting from base business sales growth. As the pandemic forced families to spend more time at home in 2020, they sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces. This created unprecedented demand throughout our markets, and we realized broad sales gains across nearly all product categories. Our sales benefited from greater swimming pool usage, high demand for residential pool products and warmer weather conditions during the year.

The following factors benefited our sales growth (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment, building materials and above-ground pools and hot tubs (see discussion below);
•increased demand for residential swimming pool maintenance supplies due to earlier pool openings and increased usage, as evidenced by improvements in sales growth rates to retail customers (see discussion below);
•market share gains, including those in building materials (see discussion below);
•inflationary product cost increases of approximately 1% to 2%;
•1% sales growth from recent acquisitions; and
•1% sales growth from an additional selling day in 2020 compared to 2019.

We believe that sales growth rates for certain product offerings, such as equipment, building materials and above-ground pools and hot tubs evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In 2020, sales for equipment, such as swimming pool heaters, pumps, lights and filters, increased 31% compared to 2019, and collectively represented approximately 29% of net sales. This increase reflects both the growth of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials, which includes tile and sales from recently acquired Master Tile locations, grew 23% compared to 2019 and represented approximately 12% of net sales in 2020. Sales of above-ground pools increased 57% in 2020 compared to 2019 and represented approximately 1% of net sales in 2020.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. Sales to retail customers increased 24% compared to 2019 and represented approximately 13% of our net sales in 2020. Sales to commercial customers declined 10% in 2020, driven by COVID-19 related closures and the decline in both business and leisure travel. Sales to commercial customers represented approximately 4% of our net sales in 2020.

2020 Quarterly Sales Performance Compared to 2019 Quarterly Sales Performance

•Strong demand for discretionary products during the first quarter of 2020 led to net sales and base business sales growth of 13%. Sales were also favorably impacted by an additional selling day in the first quarter of 2020 compared to the first quarter of 2019.
•Net sales and base business sales increased 14% in the second quarter of 2020 as stay-at-home restrictions eased in late April through early May, and sales benefited from greater swimming pool demand and usage, resulting in broad sales gains across many product categories and geographies.
•In the third quarter of 2020, net sales and base business sales increased 27% and benefited from continued elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic.
•Net sales in the fourth quarter of 2020 increased 44%, while base business sales increased 39%. Sales benefited from continued stay-at-home trends combined with favorable weather nationwide and acquisitions, which added 4% to sales growth.

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2020	2019	Change
Gross profit	$1,130.9	$924.9	$206.0	22%
Gross margin	28.7%	28.9%

Gross margin declined 20 basis points to 28.7% in 2020 compared to 28.9% in 2019, primarily due to sales of lower margin, big-ticket items, such as pool equipment and in-ground and above-ground pools, which comprised a larger portion of our product mix in 2020 compared to 2019.

Operating Expenses

(in millions)	Year Ended December 31,
	2020	2019	Change
Selling and administrative expenses	$659.9	$583.7	$76.2	13%
Impairment of goodwill and other assets	6.9	—	6.9	100%
Operating expenses as a percentage of net sales	16.9%	18.2%

Operating expenses increased 14%, or $83.2 million, to $666.9 million in 2020, up from $583.7 million in 2019, while base business operating expenses grew 12%. The increase in operating expenses primarily reflects a $43.9 million increase in performance-based compensation from $24.3 million in 2019 to $68.2 million in 2020 and expenses of $16.9 million from recently acquired businesses.

In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units, and $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic.

Excluding impairment charges and performance-based compensation in both periods, adjusted operating expenses were up 6%, reflecting growth-driven labor and freight expenses and greater facility-related costs partially offset by lower discretionary spending. As a result of strong expense control and our ability to leverage our existing network, operating expenses as a percentage of net sales declined 130 basis points, contributing to the 110 basis point expansion in our operating margin for the year.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net decreased $11.4 million compared to 2019, reflecting lower average debt levels and lower average interest rates between periods. Average outstanding debt was $422.2 million in 2020 versus $599.6 million in 2019. Our 2020 average outstanding debt balance has decreased as we utilized operating cash flows to pay off debt balances. Our weighted average effective interest rate decreased to 2.1% in 2020 compared to 3.4% in 2019.

Income Taxes

Our effective income tax rate was 18.9% at December 31, 2020 and 17.7% at December 31, 2019. We recorded a $28.6 million, or $0.70 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2020 compared to a benefit of $23.5 million, or $0.57 per diluted share, realized in the same period in 2019. Excluding the benefits from ASU 2016-09, our effective tax rate was 25.2% and 25.1% for the years ended 2020 and 2019, respectively.

Net Income and Earnings Per Share

Net income increased 40% to $366.7 million in 2020 compared to $261.6 million in 2019. Adjusted net income, excluding the $6.3 million, or $0.15 per diluted share, impact of non-cash impairments, net of tax, increased 43% to $373.0 million. Earnings per share increased 40% to $8.97 per diluted share compared to $6.40 per diluted share in 2019. Excluding the impact of non-cash impairments, net of tax, and the impact from ASU 2016-09 in both periods, adjusted diluted earnings per share increased 44% to $8.42 in 2020 compared to $5.83 in 2019. See the reconciliation of GAAP to non-GAAP measures below.

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

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Year Ended
(in thousands)	December 31,
2020
Net income	$366,738
Impairment of goodwill and other assets	6,944
Tax impact on impairment of long-term note (1)	(654)
Adjusted net income	$373,028
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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Year Ended
	December 31,
	2020	2019
Diluted EPS	$8.97	$6.40
After-tax non-cash impairment charges	0.15	—
Adjusted diluted EPS excluding after-tax non-cash impairment charges	9.12	6.40
ASU 2016-09 tax benefit	0.70	0.57
Adjusted diluted EPS excluding after-tax non-cash impairment charges and tax benefit	$8.42	$5.83

Fiscal Year 2019 compared to Fiscal Year 2018

For a detailed discussion of the Results of Operations in Fiscal Year 2019 compared to Fiscal Year 2018, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly data for 2020 and 2019. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$677,288	$1,280,846	$1,139,229	$839,261	$597,456	$1,121,328	$898,500	$582,234
Gross profit	189,629	373,481	328,698	239,095	174,631	330,314	257,931	162,050
Operating income	35,588	205,857	148,233	74,351	38,386	172,523	104,540	25,798
Net income	30,912	157,555	119,098	59,174	32,637	131,390	79,525	18,024

Net sales as a % of annual net sales	17%	33%	29%	21%	19%	35%	28%	18%
Gross profit as a % of annual gross profit	17%	33%	29%	21%	19%	36%	28%	18%
Operating income as a % of annual operating income	8%	44%	32%	16%	11%	51%	31%	8%

Balance Sheet Data
Total receivables, net	$345,915	$453,405	$366,412	$289,200	$313,127	$417,126	$307,798	$226,539
Product inventories, net	858,190	628,418	612,824	780,989	815,742	694,447	616,217	702,274
Accounts payable	517,620	346,272	268,412	266,753	472,487	342,335	214,309	261,963
Total debt	586,050	438,804	339,934	416,018	698,977	692,337	547,560	511,407

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2020 to Fiscal Year 2019 Comparisons

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

Sales in the fourth quarter of 2020 benefited from above-average temperatures and below-average precipitation, particularly in the month of November, which was the fourth warmest on record in a 126-year period for the contiguous United States. Similarly, in the fourth quarter of 2019, sales benefited from above average temperatures, primarily in the southern and southeastern United States.

Weather Impacts on Fiscal Year 2019 to Fiscal Year 2018 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2019 compared to Fiscal Year 2018, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

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

Our primary capital needs are seasonal working capital obligations, debt repayment obligations and other general corporate initiatives, including acquisitions, opening new sales centers, dividend payments and share repurchases. Our primary working capital obligations are for the purchase of inventory, payroll, rent, other facility costs and selling and administrative expenses. Our working capital obligations fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. The same principle applies to funds used for capital expenditures and share repurchases.

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

Capital expenditures were 0.6% of net sales in 2020, 1.0% of net sales in 2019 and 1.1% of net sales in 2018. Capital expenditures in 2020 were lower than our historical average due to cost-saving measures implemented at the beginning of the COVID-19 pandemic. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales.

Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. We focus our capital expenditure plans on the needs of our sales centers. For 2021, based on management’s current plans, we project capital expenditures will continue to approximate the historical average.

As of December 31, 2020, our average total leverage ratio was 0.86, which was below our target range of between 1.5 and 2.0 and below our average total leverage ratio of 1.61 as of December 31, 2019. Our strong operating results and cash flow from operations enabled us to reduce our debt balances in 2020. We expect our average total leverage ratio through the first half of 2021 will continue to be below our target range.

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

As of February 19, 2021, $172.0 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2020	2019
Operating activities	$397,581	$298,776
Investing activities	(146,289)	(42,263)
Financing activities	(244,371)	(244,486)

Cash provided by operations of $397.6 million for 2020 increased $98.8 million compared to 2019, primarily reflecting the $105.2 million improvement in net income.

Cash used in investing activities increased in 2020 due to an increase of $115.7 million in payments for acquisitions compared to 2019, which was partially offset by an $11.7 million decrease in net capital expenditures between years.

Cash used in financing activities was $244.4 million in 2020, consistent with $244.5 million in 2019, which primarily reflects a $59.6 million decrease in net debt payments, offset by additional share repurchases of $53.0 million and an increase in dividends paid of $8.2 million.

For a discussion of our sources and uses of cash in 2018, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2019 Annual Report on Form 10-K.

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
At December 31, 2020, there was $109.0 million outstanding, a $4.8 million standby letter of credit outstanding and $636.2 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2020 was approximately 1.2%, excluding commitment fees.

Term Facility

Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility, adding capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At December 31, 2020, the Term Facility had an outstanding balance of $175.8 million at a weighted average effective interest rate of 2.7%.

Financial Covenants

Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2020, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2020, our average total leverage ratio equaled 0.86 (compared to 1.61 as of December 31, 2019) and the TTM average total debt amount used in this calculation was $439.3 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2020, our fixed charge ratio equaled 7.81 (compared to 5.38 as of December 31, 2019) and TTM Rental Expense was $63.2 million.

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

Receivables Securitization Facility

Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower-cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and May 31, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $120.0 million to $275.0 million throughout the remaining months of the year. The Receivables Facility matures on November 1, 2021. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.
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
At December 31, 2020, there was $120.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings. Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
In 2020, we had one interest rate swap in place, which became effective on November 20, 2019 and terminated on November 20, 2020. This swap contract was previously forward-looking and converted the variable interest rate on our variable rate borrowings to a fixed rate of 1.1425% on a notional amount of $150.0 million.
As of December 31, 2020, we had two interest rate swap contracts in place, which became effective on November 20, 2020 and terminate on September 29, 2022. These swap contracts were previously forward-starting and convert the variable interest rates on our variable rate borrowings to fixed interest rates of 2.0925% and 1.5500%, respectively, on notional amounts of $75.0 million each.
We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings.

The following table provides details related to each of our forward-starting interest rate swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Forward-starting interest rate swap 2	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%
Forward-starting interest rate swap 3	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

Compliance and Future Availability
As of December 31, 2020, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2021.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Contractual Obligations

At December 31, 2020, our contractual obligations for long-term debt, operating leases and purchase obligations were as follows (in thousands):

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$416,643	$141,119	$127,524	$18,500	$129,500
Operating leases	223,715	56,443	92,403	47,121	27,748
Purchase obligations (1)	106,357	36,369	69,988	—	—
	$746,715	$233,931	$289,915	$65,621	$157,248
(1)    Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases and software commitments. We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above.

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2020 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2020 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. For certain of our contractual obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from our contractual obligations table. See Notes 5 and 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for additional discussion related to our debt and more information related to our unrecognized tax benefits.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$23,659	$6,793	$8,497	$5,651	$2,718

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

In 2020, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2020 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum available amount under the Credit Facility, excluding the accordion feature, and the off-season maximum amount available under the Receivables Facility. Our Term Facility, entered into on December 30, 2019, was fully drawn as of that date. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $7.8 million and earnings per share would have decreased by approximately $0.14 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2020). The maximum amount available under the Credit Facility is $750.0 million, excluding the $75.0 million accordion feature, and the maximum amount available under the Receivables Facility is $255.0 million, excluding the $40.0 million seasonal increase in capacity available from March 1 to July 31.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations accounted for only 9% of total net sales in 2020, our exposure to currency rate fluctuations could be material in 2021 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Kuna
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2020, the Company’s goodwill was $268.2 million. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

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

New Orleans, Louisiana
February 25, 2021

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2020	2019	2018
Net sales	$3,936,623	$3,199,517	$2,998,097
Cost of sales	2,805,721	2,274,592	2,127,924
Gross profit	1,130,902	924,925	870,173
Selling and administrative expenses	659,931	583,679	556,284
Impairment of goodwill and other assets	6,944	—	—
Operating income	464,027	341,246	313,889
Interest and other non-operating expenses, net	12,353	23,772	20,896
Income before income taxes and equity earnings	451,674	317,474	292,993
Provision for income taxes	85,231	56,161	58,774
Equity earnings in unconsolidated investments, net	295	262	242
Net income	$366,738	$261,575	$234,461

Earnings per share:
Basic	$9.14	$6.57	$5.82
Diluted	$8.97	$6.40	$5.62
Weighted average shares outstanding:
Basic	40,106	39,833	40,311
Diluted	40,865	40,865	41,693

Cash dividends declared per common share	$2.29	$2.10	$1.72

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Net income	$366,738	$261,575	$234,461
Other comprehensive (loss) income:
Foreign currency translation adjustments	5,210	2,295	(4,945)
Change in unrealized losses and gains on interest rate swaps, net of the change in taxes of $2,957, $552 and $(425)	(8,870)	(1,657)	1,276
Total other comprehensive (loss) income	(3,660)	638	(3,669)
Comprehensive income	$363,078	$262,213	$230,792

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$34,128	$28,583
Receivables, net	122,252	76,648
Receivables pledged under receivables facility	166,948	149,891
Product inventories, net	780,989	702,274
Prepaid expenses and other current assets	17,610	16,172
Total current assets	1,121,927	973,568

Property and equipment, net	108,241	112,246
Goodwill	268,167	188,596
Other intangible assets, net	12,181	11,038
Equity interest investments	1,292	1,227
Operating lease assets	205,875	176,689
Other assets	21,987	19,902
Total assets	$1,739,670	$1,483,266

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$266,753	$261,963
Accrued expenses and other current liabilities	143,694	60,813
Short-term borrowings and current portion of long-term debt	11,869	11,745
Current operating lease liabilities	60,933	56,325
Total current liabilities	483,249	390,846

Deferred income taxes	27,653	32,598
Long-term debt, net	404,149	499,662
Other long-term liabilities	38,261	27,970
Non-current operating lease liabilities	146,888	122,010
Total liabilities	1,100,200	1,073,086

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,232,210 shares issued and outstanding at December 31, 2020 and 40,074,160 shares issued and outstanding at December 31, 2019	40	40
Additional paid-in capital	519,579	485,239
Retained earnings (deficit)	133,870	(64,740)
Accumulated other comprehensive loss	(14,019)	(10,359)
Total stockholders’ equity	639,470	410,180
Total liabilities and stockholders’ equity	$1,739,670	$1,483,266

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net income	$366,738	$261,575	$234,461
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	27,967	27,885	26,122
Amortization	1,431	1,389	1,793
Share-based compensation	14,516	13,472	12,874
Provision for doubtful accounts receivable, net of write-offs	(664)	(710)	2,286
Provision for inventory obsolescence, net of write-offs	2,362	1,310	1,462
(Benefit) provision for deferred income taxes	(2,542)	3,723	4,661
Losses (gains) on sales of property and equipment	38	(85)	(289)
Equity earnings in unconsolidated investments, net	(295)	(262)	(242)
Net losses on foreign currency transactions	1,748	1,347	560
Impairment of goodwill and other assets	6,944	—	—
Other	410	3,313	808
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(38,688)	(15,691)	(14,371)
Product inventories	(42,447)	(14,165)	(142,170)
Prepaid expenses and other assets	(13,744)	(4,218)	1,018
Accounts payable	(9,212)	16,860	(6,567)
Accrued expenses and other current liabilities	83,019	3,033	(3,750)
Net cash provided by operating activities	397,581	298,776	118,656

Investing activities
Acquisition of businesses, net of cash acquired	(124,587)	(8,901)	(2,578)
Purchases of property and equipment, net of sale proceeds	(21,702)	(33,362)	(31,580)
Net cash used in investing activities	(146,289)	(42,263)	(34,158)

Financing activities
Proceeds from revolving line of credit	1,053,968	1,066,529	1,138,195
Payments on revolving line of credit	(1,145,616)	(1,415,988)	(998,503)
Proceeds from asset-backed financing	326,700	189,000	198,400
Payments on asset-backed financing	(321,700)	(182,500)	(189,900)
Proceeds from term facility	—	185,000	—
Payments on term facility	(9,250)	—	—
Proceeds from short-term borrowings and current portion of long-term debt	13,822	30,863	17,127
Payments on short-term borrowings and current portion of long-term debt	(13,698)	(28,286)	(18,793)
Payments of deferred financing costs	(12)	(406)	(106)
Payments on deferred and contingent acquisition consideration	(281)	(312)	(661)
Proceeds from stock issued under share-based compensation plans	19,824	18,574	13,569
Payments of cash dividends	(91,929)	(83,772)	(69,430)
Purchases of treasury stock	(76,199)	(23,188)	(187,469)
Net cash used in financing activities	(244,371)	(244,486)	(97,571)
Effect of exchange rate changes on cash and cash equivalents	(1,376)	198	(509)
Change in cash and cash equivalents	5,545	12,225	(13,582)
Cash and cash equivalents at beginning of year	28,583	16,358	29,940
Cash and cash equivalents at end of year	$34,128	$28,583	$16,358

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2017	40,212	$40	$426,750	$(196,316)	$(7,328)	$223,146
Net income	—	—	—	234,461	—	234,461
Foreign currency translation	—	—	—	—	(4,945)	(4,945)
Interest rate swaps, net of the change in taxes of $(425)	—	—	—	—	1,276	1,276
Repurchases of common stock, net of retirements	(1,291)	—	—	(187,469)	—	(187,469)
Share-based compensation	—	—	12,874	—	—	12,874
Issuance of stock under share-based compensation plans	585	—	13,569	—	—	13,569
Declaration of cash dividends	—	—	—	(69,322)	—	(69,322)
Balance at December 31, 2018	39,506	40	453,193	(218,646)	(10,997)	223,590
Net income	—	—	—	261,575	—	261,575
Foreign currency translation	—	—	—	—	2,295	2,295
Interest rate swaps, net of the change in taxes of $552	—	—	—	—	(1,657)	(1,657)
Repurchases of common stock, net of retirements	(155)	—	—	(23,188)	—	(23,188)
Share-based compensation	—	—	13,472	—	—	13,472
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of stock under share-based compensation plans	723	—	18,574	—	—	18,574
Declaration of cash dividends	—	—	—	(83,772)	—	(83,772)
Balance at December 31, 2019	40,074	40	485,239	(64,740)	(10,359)	410,180
Net income	—	—	—	366,738	—	366,738
Foreign currency translation	—	—	—	—	5,210	5,210
Interest rate swaps, net of the change in taxes of $2,957	—	—	—	—	(8,870)	(8,870)
Repurchases of common stock, net of retirements	(401)	—	—	(76,199)	—	(76,199)
Share-based compensation	—	—	14,516	—	—	14,516
Issuance of stock under share-based compensation plans	559	—	19,824	—	—	19,824
Declaration of cash dividends	—	—	—	(91,929)	—	(91,929)
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2020, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our) operated 398 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and golf courses. We distribute products through four networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon) and National Pool Tile (NPT).

Basis of Presentation and Principles of Consolidation

We prepared the Consolidated Financial Statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC). The financial statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. The Consolidated Financial Statements include the accounts of Pool Corporation and our subsidiaries. All of our subsidiaries are wholly owned. All significant intercompany accounts and intercompany transactions have been eliminated.

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

Newly Adopted Accounting Pronouncements

On January 1, 2020, we adopted Accounting Standards Update (ASU) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, and all related amendments, which are codified into Accounting Standards Codification (ASC) 326, using the cumulative-effect transition method related to our trade receivables. This new standard changes the way companies evaluate credit losses for most financial assets and certain other instruments. For trade and other receivables, held-to-maturity debt securities, loans and other instruments, entities are required to use a new forward-looking “expected loss” model to evaluate impairment, potentially resulting in earlier recognition of allowances for losses. The new standard also requires enhanced disclosures, including the requirement to disclose the information used to track credit quality by year of origination for most financing receivables. The adoption of this standard did not have a material impact on our financial position or results of operations, and we do not expect the adoption of this guidance to have a material effect on our results of operations in future periods. As the impact from adoption was not material, we did not recognize an adjustment to the beginning balance of retained earnings.

We adopted ASU 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, for our interim impairment tests performed in the period ended March 31, 2020. This new standard eliminated the requirement to calculate the implied fair value of goodwill to measure a goodwill impairment charge (commonly referred to as Step 2 under the previous guidance). Rather, the measurement of a goodwill impairment charge is based on the excess of a reporting unit’s carrying value over its fair value (Step 1 under the previous guidance). The impact of the new standard is dependent on the specific facts and circumstances of individual impairments, if any. The adoption of this guidance did not impact our results of operations, statement of financial position or cash flows.

On January 1, 2020, we adopted ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, on a prospective basis. This new standard aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software and hosting arrangements that include an internal-use software license. The adoption of this guidance did not materially impact our results of operations, statement of financial position or cash flows.

On January 1, 2019, we adopted ASU 2016-02, Leases (Topic 842), and all the related amendments, which are codified into ASC 842. The adoption of ASU 2016-02 significantly increased assets and liabilities on our Consolidated Balance Sheet as we recorded a right-of-use asset and corresponding liability for each of our existing operating leases. We adopted this guidance using the modified retrospective approach by recognizing a cumulative adjustment to retained earnings on the adoption date, which was not material. Additionally, we elected to apply the practical expedient that allows us to exclude comparative presentation; thus, we did not restate our prior period balance sheet to reflect the new guidance.

We recorded operating lease assets of approximately $175.7 million and operating lease liabilities of approximately $181.6 million as of January 1, 2019. To calculate the present value of our lease liabilities, we used the incremental borrowing rate on December 31, 2018, for operating leases that commenced prior to that date. The difference between the operating lease assets and operating lease liabilities primarily represents our straight-line rent liability of $5.1 million recorded under previous accounting guidance. Under ASU 2016-02, this liability is considered a reduction of the operating lease asset. We recorded the remaining difference between our operating lease assets and operating lease liabilities, net of the deferred tax impact, as an adjustment to our retained deficit. Additionally, we reclassified prepaid rent of $4.9 million as of January 1, 2019 to our operating lease asset resulting in a balance of $180.6 million as of the adoption date. The adoption of this guidance did not materially impact our results of operations or cash flows. For additional information regarding our adoption of this guidance, see Note 9.

On January 1, 2019, we adopted ASU 2017-12, Derivatives and Hedging (Topic 815), Targeted Improvements to Accounting for Hedging Activities. The new guidance eliminated the requirement to separately measure and report hedge ineffectiveness. For qualifying cash flow and net investment hedges, the change in the fair value of the hedging instrument will be recorded in Other Comprehensive Income (OCI), and amounts deferred in OCI will be reclassified to earnings in the same income statement line item that is used to present the earnings effect of the hedged item. The adoption of this standard did not have a material impact on our financial position and we do not expect a material impact in future periods.

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

Revenue Recognition

Under ASC 606, we recognize a sale when a customer obtains control of the product, and we record the amount that reflects the consideration we expect to receive in exchange for such product. We recognize a sale when a customer picks up product at any sales center, when we deliver product to their premises or job sites via our trucks or when we present the product to a third-party carrier. For bill and hold sales, we determine when the customer obtains control of the product on a case-by-case basis to determine the amount of revenue to recognize each period.

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

The majority of our sales transactions do not contain additional performance obligations after delivery; therefore, we do not have multiple performance obligations for which to allocate the transaction price. We recognize shipping and handling costs associated with outbound freight in selling and administrative expenses.

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

2020	2019	2018
$59,224	$51,580	$48,610

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2020	2019	2018
$6,755	$7,842	$7,390
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

We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred, although we have not realized any impacts since the enactment of U.S. tax reform enacted in December 2017.

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $1.7 million in 2020, $1.3 million in 2019 and $0.6 million in 2018. In 2019, our net foreign currency transaction loss included a $0.9 million reclassification from Accumulated other comprehensive loss related to the closing of our sales center in Colombia.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2020	2019
Level 2
Unrealized gains on interest rate swaps	$223	$655
Unrealized losses on interest rate swaps	12,314	919

Level 3
Contingent consideration liabilities	$1,343	$703

We include unrealized gains in Prepaid expenses and other current assets and unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of December 31, 2020, our Consolidated Balance Sheets reflect $0.3 million in Accrued expenses and other current liabilities and $1.0 million in Other long-term liabilities related to our estimates for contingent consideration payouts.

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

In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units, and $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic. For additional discussion of goodwill and intangibles impairment, see Note 3.

Derivatives and Hedging Activities

At inception, we formally designate and document our interest rate swap contracts that qualify for hedge accounting as cash flow hedges of interest payments on variable rate borrowings. We formally assess, both at inception and at least quarterly, whether the financial instruments used in hedging transactions are effective at offsetting changes in cash flows of the related underlying exposure. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, we record the changes in the estimated fair value of our interest rate swap contracts to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

Our interest rate swap contracts and forward-starting interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts.

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

Management estimates future losses based on historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current and forecasted economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family house prices. At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 that are more than 60 days past due. During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2020	2019	2018
Balance at beginning of year	$5,472	$6,182	$3,897
Bad debt expense	1,900	2,768	4,164
Write-offs, net of recoveries	(2,564)	(3,478)	(1,879)
Balance at end of year	$4,808	$5,472	$6,182

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

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•the level of inventory in relation to historical sales by product, including inventory usage by classification based on product sales at both the sales center and on a company-wide basis;
•changes in customer preferences or regulatory requirements;
•seasonal fluctuations in inventory levels;
•geographic location; and
•superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2020	2019	2018
Balance at beginning of year	$9,036	$7,726	$6,264
Provision for inventory write-downs	6,181	3,656	3,998
Deduction for inventory write-offs	(3,819)	(2,346)	(2,536)
Balance at end of year	$11,398	$9,036	$7,726

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2020	2019	2018
$27,967	$27,885	$26,122

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

We estimate fair value based on an income approach that incorporates our assumptions for determining the present value of future cash flows.  We project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). To the extent the carrying value of a reporting unit is greater than its estimated fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2020	2019
Foreign currency translation adjustments	$(4,917)	$(10,127)
Unrealized losses on interest rate swaps, net of tax	(9,102)	(232)
Accumulated other comprehensive loss	$(14,019)	$(10,359)

Retained Earnings

We account for the retirement of treasury share repurchases as an increase of our Retained earnings (deficit) on our Consolidated Balance Sheets.  As of December 31, 2020, the retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.5 billion and cumulative dividends of $670.8 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash paid during the year for:
Interest	$8,257	$20,960	$17,796
Income taxes, net of refunds	81,792	51,076	50,091

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes	Simplifies the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Most amendments are required to be applied on a prospective basis, while certain amendments must be applied on a retrospective or modified retrospective basis.	Annual periods beginning after December 15, 2020	We do not expect that there will be a material impact to the financial statements as a result of adopting this ASU.
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting	Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made.	The provisions of this update are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	We are currently evaluating the effect this standard will have on our financial position, results of operations and related disclosures.

Note 2 - Acquisitions

2020 Acquisitions

In February 2020, we acquired the distribution assets of Master Tile Network LLC, a wholesale distributor of swimming pool tile and hardscape products, adding two locations in Texas, one location in Nevada and one location in Oklahoma.

In September 2020, we acquired the distribution assets of Northeastern Swimming Pool Distributors, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding two locations in Ontario, Canada.

In October 2020, we acquired Jet Line Products, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding three locations in New Jersey, three locations in New York, two locations in Texas and one location in Florida.

In December 2020, we acquired TWC Distributors, Inc., a wholesale distributor of irrigation and landscape maintenance products, adding nine locations in Florida and one in Georgia.

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

2018 Acquisitions

In January 2018, we acquired the distribution assets of Tore Pty. Ltd. (doing business as Pool Power), a wholesale distributor of pool and hot tub equipment in South Australia, with one distribution center in Adelaide, Australia.

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2018	$198,351
Foreign currency translation adjustments	124
Goodwill (gross) at December 31, 2019	198,475

Accumulated impairment losses at December 31, 2018	(9,879)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2019	(9,879)

Goodwill (net) at December 31, 2019	$188,596

Goodwill (gross) at December 31, 2019	$198,475
Acquired goodwill	82,497
Foreign currency translation adjustments	584
Goodwill (gross) at December 31, 2020	281,556

Accumulated impairment losses at December 31, 2019	(9,879)
Goodwill impairment	(3,510)
Accumulated impairment losses at December 31, 2020	(13,389)

Goodwill (net) at December 31, 2020	$268,167

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

In the first quarter of 2020, we determined certain impairment triggers for our Australian reporting units had occurred due to the impact of the COVID-19 pandemic on expected future operating cash flows. We performed interim goodwill impairment analyses, which included discounted cash flow analyses, and determined that the estimated fair values of our Australian reporting units no longer exceeded their carrying values. In the period ended March 31, 2020, we recorded impairment equal to the total goodwill and intangibles carrying amounts of our five Australian reporting units, which included goodwill impairment of $3.5 million and intangibles impairment, related to the Pool Systems tradename and trademark, of $0.9 million. We recorded these amounts in Impairment of goodwill and other assets on our Consolidated Statements of Income.

In October 2020 and October 2019, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level. As of October 1, 2020, we had 226 reporting units with allocated goodwill balances.  The most significant goodwill balance for a reporting unit was $5.7 million and the average goodwill balance per reporting unit was $0.9 million.

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2020			2019
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pool Systems tradename and trademarks	—	—	—	990	—	990	Indefinite
National Pool Tile (NPT) tradename	1,500	(962)	538	1,500	(887)	613	20
Non-compete agreements	6,917	(3,674)	3,243	4,611	(3,576)	1,035	4.62
Patents	—	—	—	470	(470)	—	5
Total other intangibles	$16,817	$(4,636)	$12,181	$15,971	$(4,933)	$11,038

The Horizon tradename has an indefinite useful life and is not subject to amortization.  However, we evaluate the useful life of this intangible asset and test for impairment annually.  The NPT tradename and our non-compete agreements have finite useful lives, and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives. We have not identified any indicators of impairment related to these assets. The useful lives for our non-compete agreements are based on their contractual terms.

Other intangible amortization expense was $1.0 million in both 2020 and 2019 and $1.1 million in 2018.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2021	$1,085
2022	895
2023	773
2024	470
2025	395

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2020	2019
Receivables, net:
Trade accounts	$33,553	$18,455
Vendor programs	90,988	59,228
Other, net	2,519	4,437
Total receivables	127,060	82,120
Less: Allowance for doubtful accounts	(4,808)	(5,472)
Receivables, net	$122,252	$76,648

Prepaid expenses and other current assets:
Prepaid expenses	$16,401	$14,568
Other current assets	1,209	1,604
Prepaid expenses and other current assets	$17,610	$16,172

Property and equipment, net:
Land	$3,608	$3,608
Buildings	7,348	7,132
Leasehold improvements	54,300	50,165
Autos and trucks	95,667	89,052
Machinery and equipment	73,353	69,027
Computer equipment	29,935	43,001
Furniture and fixtures	9,448	9,886
Fixed assets in progress	4,608	1,761
Total property and equipment	278,267	273,632
Less: Accumulated depreciation	(170,026)	(161,386)
Property and equipment, net	$108,241	$112,246

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$24,930	$13,688
Performance-based compensation	59,897	22,907
Taxes payable	20,676	9,814
Unrealized losses on interest rate swaps	12,314	919
Other current liabilities	25,877	13,485
Accrued expenses and other current liabilities	$143,694	$60,813

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2020	2019
Variable rate debt
Short-term borrowings	$—	$1,647
Current portion of long-term debt:
Australian credit facility	11,869	10,098
Short-term borrowings and current portion of long-term debt	11,869	11,745

Long-term portion:
Revolving credit facility	109,024	200,673
Term facility	175,750	185,000
Receivables securitization facility	120,000	115,000
Less: financing costs, net	625	1,011
Long-term debt, net	404,149	499,662
Total debt	$416,018	$511,407

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

At December 31, 2020, there was $109.0 million outstanding, a $4.8 million standby letter of credit outstanding and $636.2 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2020 was approximately 1.2%, excluding commitment fees.

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

The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date.

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

At December 31, 2020, the Term Facility had an outstanding balance of $175.8 million at a weighted average effective interest rate of 2.7%.

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

At December 31, 2020, there was $120.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

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

Australian Seasonal Credit Facility

In the second quarter of 2017, Pool Systems Pty. Ltd. (PSL) entered into a credit facility to fund expansion and supplement working capital needs. The credit facility provides a borrowing capacity of AU$20.0 million.

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

Maturities of Long-Term Debt

The table below presents maturities of long-term debt, excluding unamortized deferred financing costs, for the next five years (in thousands):

2021	$141,119
2022	118,274
2023	9,250
2024	9,250
2025	9,250

Interest Rate Swaps

In 2020, we had one interest rate swap contract in place, which became effective on November 20, 2019 and terminated on November 20, 2020. This swap contract was previously forward-starting and converted the variable interest rate to a fixed interest rate on our variable rate borrowings. Interest expense related to the notional amount under this swap contract was based on the fixed rate plus the applicable margin on our variable rate borrowings.
The following table provides additional details related to this swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	July 6, 2016	November 20, 2019	November 20, 2020	$150.0	1.1425%

We currently have two interest rate swaps in place, which became effective on November 20, 2020 and terminate on September 29, 2022. These swap contracts were previously forward-starting and convert the variable interest rate to fixed interest rates on our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest Rate Swap 2	May 7, 2019	November 20, 2020	September 29, 2022	$75.0	2.0925%
Interest Rate Swap 3	July 25, 2019	November 20, 2020	September 29, 2022	$75.0	1.5500%

We have entered into additional forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings.

The following table provides details related to each of our forward-starting interest rate swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-Starting Interest Rate Swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Forward-Starting Interest Rate Swap 2	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%
Forward-Starting Interest Rate Swap 3	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

The net difference between interest paid and interest received related to our swap agreements resulted in an incremental interest expense of $0.9 million in 2020, a benefit of $0.3 million in 2019 and an expense of $0.3 million in 2018.

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

We previously had three interest rate swap contracts which became effective on October 19, 2016 and terminated on November 20, 2019. These swaps were previously forward-starting contracts that were amended in October 2015 to bring the fixed rates per our forward-starting contracts in line with market rates at that time and extend the hedged period for future interest payments on our variable rate borrowings. Upon amendment of the original hedge agreements, we were required to freeze the amounts related to the changes in the fair values of these swaps, which were recorded in Accumulated other comprehensive loss. These balances became fully amortized in 2018, and we recorded expense of $1.4 million in 2018 as amortization of the unrealized loss in Interest and other non-operating expenses, net. We recognized expense of $0.5 million in 2019 and a benefit of $1.2 million in 2018 as a result of ineffectiveness. We recorded these amounts in Interest and other non-operating expenses, net on our Consolidated Statements of Income.

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

As of December 31, 2020, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2020	2019
Deferred financing costs:
Balance at beginning of year	$5,118	$4,712
Financing costs deferred	12	406
Balance at end of year	5,130	5,118
Less: Accumulated amortization	(4,505)	(4,107)
Deferred financing costs, net of accumulated amortization	$625	$1,011

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2020, we had 4,189,438 shares available for future issuance including 971,975 shares that may be issued as restricted stock.

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

Beginning with 2016 grants, certain restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. For each of the performance-based grants from 2016 through 2018, we achieved the performance condition in the initial three-year performance period. For the performance-based grants in 2019 and 2020, we have concluded that the performance condition is probable to be attained in the initial three-year performance period.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2020:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2019	1,302,051	$64.46
Granted	67,869	219.95
Less: Exercised	482,361	36.61
Forfeited	3,500	90.70
Balance at December 31, 2020	884,059	$91.49	4.66	$248,430,030

Exercisable at December 31, 2020	532,114	$58.37	3.04	$167,153,553

The following table presents information about stock options outstanding and exercisable at December 31, 2020:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 24.50 to $ 58.26	343,143	2.09	$45.98	343,143	$45.98
$ 58.27 to $ 117.04	325,422	5.10	87.17	188,971	80.86
$ 117.05 to $ 220.01	215,494	8.09	170.48	—	—
	884,059	4.66	$91.49	532,114	$58.37

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2020	2019	2018
Options exercised	482,361	640,475	491,448
Cash proceeds	$17,657	$16,839	$11,779
Intrinsic value of options exercised	$116,794	$97,007	$61,469
Tax benefits realized	$29,199	$24,252	$15,367

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2020		2019		2018
Expected volatility	20.7%		21.4%		23.7%
Expected term	6.8	years	7.0	years	7.3	years
Risk-free interest rate	1.22%		2.52%		2.87%
Expected dividend yield	1.3%		1.3%		1.5%
Grant date fair value	$42.52		$37.75		$35.71

We calculated expected volatility over the expected term of the awards based on the historical volatility of our common stock.  We use weekly price observations for our historical volatility calculation because we believe this provides the most appropriate measurement of volatility given the trading patterns of our common stock.  We estimated the expected term based on the vesting period of the awards and our historical exercise activity for awards with similar characteristics. In 2018, the weighted average expected term is impacted by a higher expected term estimate for stock option awards granted to our named executive officers. There were no stock option awards granted to named executive officers in 2019 or 2020.  The risk-free interest rate is based on the U.S. Treasury zero-coupon issues with a remaining term approximating the expected term of the option. We determined the expected dividend yield based on the dividends we anticipate paying over the expected term.

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

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2020	2019	2018
Option grants share-based compensation expense	$2,842	$3,021	$3,218
Option grants share-based compensation tax benefits	710	755	805

At December 31, 2020, the unamortized compensation expense related to stock option awards totaled $2.8 million.  We anticipate recognizing this expense over a weighted average period of 2.6 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2020:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2019	303,304	$123.13
Granted (at market price) (1)	66,309	225.14
Less: Vested	77,294	100.16
Forfeited	615	87.29
Balance unvested at December 31, 2020	291,704	$153.12

(1)The majority of these shares contain performance-based vesting conditions.

At December 31, 2020, the unamortized compensation expense related to the restricted stock awards totaled $12.7 million.  We anticipate recognizing this expense over a weighted average period of 2.9 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2020	2019	2018
Restricted stock awards - shares vested	77,294	75,143	68,149
Fair value of restricted stock awards vested	$16,813	$12,316	$9,642

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2020	2019	2018
Restricted stock awards share-based compensation expense	$10,965	$10,026	$9,151

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each of the last three years, our employees purchased the following aggregate number of shares:

2020	2019	2018
10,929	12,716	15,966

The grant date fair value for the most recent ESPP purchase period ended July 31, 2020 was $88.21 per share.  Share-based compensation expense related to our ESPP was $0.7 million in 2020, $0.4 million in 2019 and $0.5 million in 2018.

Note 7 - Income Taxes
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $28.6 million to our income tax provision in 2020, $23.5 million in 2019 and $15.3 million in 2018.
Income before income taxes and equity earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2020	2019	2018
United States	$428,857	$304,259	$278,311
Foreign	22,817	13,215	14,682
Total	$451,674	$317,474	$292,993

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2020	2019	2018
Current:
Federal	$67,093	$35,270	$39,504
State and other	20,680	17,168	14,609
Total current provision for income taxes	87,773	52,438	54,113

Deferred:
Federal	(1,298)	4,154	4,676
State and other	(1,244)	(431)	(15)
Total deferred provision for income taxes	(2,542)	3,723	4,661
Provision for income taxes	$85,231	$56,161	$58,774

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity earnings is as follows:

	Year Ended December 31,
	2020	2019	2018
Federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(0.22)	0.10	(0.13)
Stock-based compensation	(6.34)	(7.40)	(5.23)
Other, primarily state income tax rate	4.43	3.99	4.42
Total effective tax rate	18.87%	17.69%	20.06%

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Product inventories	$6,110	$5,740
Accrued expenses	4,101	927
Leases	50,301	42,698
Share-based compensation	8,730	9,245
Uncertain tax positions	3,266	2,852
Net operating losses	3,829	4,807
Interest rate swaps	3,023	66
Other	3,628	2,889
Total non-current	82,988	69,224
Less: Valuation allowance	(3,166)	(4,794)
Component reclassified for net presentation	(78,542)	(63,699)
Total non-current, net	1,280	731

Total deferred tax assets	1,280	731

Deferred tax liabilities:
Trade discounts on purchases	2,218	2,326
Prepaid expenses	3,379	2,821
Leases	49,004	41,418
Intangible assets, primarily goodwill	34,244	32,331
Depreciation	17,350	17,401
Total non-current	106,195	96,297
Component reclassified for net presentation	(78,542)	(63,699)
Total non-current, net	27,653	32,598

Total deferred tax liabilities	27,653	32,598

Net deferred tax liability	$26,373	$31,867

At December 31, 2020, certain of our international subsidiaries had tax loss carryforwards totaling approximately $13.6 million, which expire in various years after 2021.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $3.8 million as of December 31, 2020 and $4.8 million as of December 31, 2019.  We have recorded a corresponding valuation allowance of $2.9 million and $4.6 million in the respective years.

As of December 31, 2020, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform enacted in December 2017. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2020	2019	2018
Balance at beginning of year	$13,582	$12,179	$9,937
Increases for tax positions taken during a prior period	1,363	771	76
Increases for tax positions taken during the current period	2,721	2,354	3,809
Decreases resulting from the expiration of the statute of limitations	2,113	1,390	1,603
Decreases relating to settlements	—	332	40
Balance at end of year	$15,553	$13,582	$12,179

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $12.3 million at December 31, 2020 and $10.7 million at December 31, 2019.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $1.0 million in 2020, $0.6 million in 2019 and $0.2 million in 2018.  Accrued interest related to unrecognized tax benefits was approximately $2.7 million at December 31, 2020 and $1.7 million at December 31, 2019.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017.

Note 8 - Earnings Per Share

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2020	2019	2018
Net income	$366,738	$261,575	$234,461

Weighted average shares outstanding:
Basic	40,106	39,833	40,311
Effect of dilutive securities:
Stock options and employee stock purchase plan	759	1,032	1,382
Diluted	40,865	40,865	41,693

Earnings per share:
Basic	$9.14	$6.57	$5.82
Diluted	$8.97	$6.40	$5.62

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	—	—	—

(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

We lease facilities for our corporate and administrative offices, sales centers and centralized shipping locations under operating leases that expire in various years through 2035. Most of our leases contain five-year terms with renewal options that allow us to extend the lease term beyond the initial period, subject to terms agreed upon at lease inception. Based on our leasing practices and contract negotiations, we determined that we are not reasonably certain to exercise the renewal options and, as such, we have not included optional renewal periods in our measurement of operating lease assets, liabilities and expected lease terms.

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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2020	2019	2018
Operating lease cost (1)	Selling and administrative expenses	$63,141	$60,104	$57,235
Variable lease cost	Selling and administrative expenses	$16,700	$13,778	$12,867
(1)Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2020, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2021	$56,443
2022	52,513
2023	39,890
2024	28,085
2025	19,036
Thereafter	27,748
Total lease payments	223,715
Less: interest	15,894
Present value of lease liabilities	$207,821

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

	December 31,
Lease Term and Discount Rate for Operating Leases	2020	2019
Weighted-average remaining lease term (years)	5.10	4.57
Weighted-average discount rate	2.99%	3.41%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Year Ended
	December 31,
	2020	2019
Operating cash flows for lease liabilities	$60,723	$56,617

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

Transactions

We lease corporate and administrative offices from NCC, an entity we have held a 50% ownership interest in since 2005.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 60,000 square feet of office space, and we pay rent of $0.1 million per month. Our lease term ends May 2025.

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2020	2019	2018
NCC	$1,222	$1,222	$1,155

Note 11 - Employee Benefit Plans

We offer a 401(k) savings and retirement plan, which is a defined contribution plan that provides benefits for substantially all employees who meet length of service requirements. Eligible employees are able to contribute up to 75% of their compensation, subject to the federal dollar limit. For plan participants, we provide a matching contribution. We contribute a total maximum match on employee contributions of up to 4% of their compensation, with a 100% match on the first 3% of compensation deferred and a 50% match on deferrals between 3% and 5% of compensation. We also offer retirement plans for certain of our international entities. The plan funding is calculated as a percentage of the employee’s earnings and in compliance with local laws and practices. The related expense is not material and is included in the table below.

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

The table below sets forth our contributions for the past three years (in thousands):

	2020	2019	2018
Defined contribution and international retirement plans	$8,259	$7,373	$7,239
Deferred compensation plan	160	195	245

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2020				2019
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$677,288	$1,280,846	$1,139,229	$839,261	$597,456	$1,121,328	$898,500	$582,234
Gross profit	189,629	373,481	328,698	239,095	174,631	330,314	257,931	162,050
Net income	30,912	157,555	119,098	59,174	32,637	131,390	79,525	18,024
Earnings per share:
Basic	$0.77	$3.94	$2.97	$1.47	$0.83	$3.30	$1.99	$0.45
Diluted	$0.75	$3.87	$2.92	$1.45	$0.80	$3.22	$1.95	$0.44

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2020, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2020, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2020, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 25, 2021 expressed an unqualified opinion thereon.
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
February 25, 2021

Item 9B.  Other Information

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2021 Proxy Statement to be filed with the SEC.

We have a Code of Business Conduct and Ethics (the Code) that applies to all of our employees, officers and directors, and is available on our website at www.poolcorp.com. Any substantive amendments to the Code, or any waivers granted to any directors or executive officers, including our principal executive officer, principal financial officer or principal accounting officer and controller, will be disclosed on our website and remain there for at least 12 months.

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2021 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2021 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2021 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2021 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	47
	Consolidated Statements of Income	49
	Consolidated Statements of Comprehensive Income	50
	Consolidated Balance Sheets	51
	Consolidated Statements of Cash Flows	52
	Consolidated Statements of Changes in Stockholders’ Equity	53
	Notes to Consolidated Financial Statements	54

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

Item 16.  Form 10-K Summary

None.

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	02/08/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.		10-K	000-26640	02/27/2020
10.1	*	Amended and Restated SCP Pool Corporation Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/26/2015
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/26/2016
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.8	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.9	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.10	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.11	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.12		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*	Pool Corporation Executive Officer Annual Incentive Plan.		10-K	000-26640	02/27/2019

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

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

*    Indicates a management contract or compensatory plan or arrangement

+    Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018;
2.Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, December 31, 2019 and December 31, 2018;
3.Consolidated Balance Sheets at December 31, 2020 and December 31, 2019;
4.Consolidated Statements of Cash Flows for the years ended December 31, 2020, December 31, 2019 and December 31, 2018;
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2020, December 31, 2019 and December 31, 2018; and
6.Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2021.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2021.

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