Form 10-Q
period 2021-03-31
POOL CORP
filed 2021-04-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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

As of April 26, 2021, there were 40,106,026 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2021

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2021	2020
Net sales	$1,060,745	$677,288
Cost of sales	759,614	487,659
Gross profit	301,131	189,629
Selling and administrative expenses	172,100	147,097
Impairment of goodwill and other assets	—	6,944
Operating income	129,031	35,588
Interest and other non-operating expenses, net	2,582	4,789
Income before income taxes and equity earnings	126,449	30,799
Income tax provision (benefit)	27,869	(25)
Equity earnings in unconsolidated investments, net	75	88
Net income	$98,655	$30,912

Earnings per share:
Basic	$2.45	$0.77
Diluted	$2.42	$0.75
Weighted average shares outstanding:
Basic	40,215	40,125
Diluted	40,846	40,955

Cash dividends declared per common share	$0.58	$0.55

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Net income	$98,655	$30,912
Other comprehensive income (loss):
Foreign currency translation losses	(1,268)	(5,430)
Change in unrealized gains (losses) on interest rate swaps, net of change in taxes of $(3,046) and $2,837	9,137	(8,510)
Total other comprehensive income (loss)	7,869	(13,940)
Comprehensive income	$106,524	$16,972

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2021	2020	2020 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$27,078	$17,808	$34,128
Receivables, net	122,938	66,328	122,252
Receivables pledged under receivables facility	364,664	279,587	166,948
Product inventories, net	977,228	858,190	780,989
Prepaid expenses and other current assets	25,390	16,465	17,610
Total current assets	1,517,298	1,238,378	1,121,927

Property and equipment, net	109,830	113,987	108,241
Goodwill	267,914	193,380	268,167
Other intangible assets, net	11,854	9,832	12,181
Equity interest investments	1,305	1,260	1,292
Operating lease assets	209,036	174,653	205,875
Other assets	24,456	16,291	21,987
Total assets	$2,141,693	$1,747,781	$1,739,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$634,998	$517,620	$266,753
Accrued expenses and other current liabilities	134,670	62,614	143,694
Short-term borrowings and current portion of long-term debt	12,409	16,353	11,869
Current operating lease liabilities	61,265	55,703	60,933
Total current liabilities	843,342	652,290	483,249

Deferred income taxes	31,134	30,464	27,653
Long-term debt, net	420,762	569,697	404,149
Other long-term liabilities	38,945	26,470	38,261
Non-current operating lease liabilities	149,582	120,462	146,888
Total liabilities	1,483,765	1,399,383	1,100,200

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,086,256, 39,930,962 and 40,232,210 shares issued and outstanding at March 31, 2021, March 31, 2020 and December 31, 2020, respectively	40	40	40
Additional paid-in capital	526,328	495,251	519,579
Retained earnings (deficit)	137,710	(122,594)	133,870
Accumulated other comprehensive loss	(6,150)	(24,299)	(14,019)
Total stockholders’ equity	657,928	348,398	639,470
Total liabilities and stockholders’ equity	$2,141,693	$1,747,781	$1,739,670
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2021	2020
Operating activities
Net income	$98,655	$30,912
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,884	7,001
Amortization	421	336
Share-based compensation	3,837	3,654
Equity earnings in unconsolidated investments, net	(75)	(88)
Impairment of goodwill and other assets	—	6,944
Other	2,723	3,715
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(199,672)	(124,542)
Product inventories	(200,185)	(156,856)
Prepaid expenses and other assets	(5,507)	4,633
Accounts payable	369,665	256,874
Accrued expenses and other current liabilities	367	(12,855)
Net cash provided by operating activities	77,113	19,728

Investing activities
Acquisition of businesses, net of cash acquired	(683)	(13,642)
Purchases of property and equipment, net of sale proceeds	(8,839)	(8,340)
Net cash used in investing activities	(9,522)	(21,982)

Financing activities
Proceeds from revolving line of credit	342,500	248,700
Payments on revolving line of credit	(308,656)	(256,543)
Proceeds from asset-backed financing	110,000	97,400
Payments on asset-backed financing	(125,000)	(17,300)
Payments on term facility	(2,313)	(2,313)
Proceeds from short-term borrowings and current portion of long-term debt	4,280	6,479
Payments on short-term borrowings and current portion of long-term debt	(3,740)	(1,871)
Payments of deferred financing costs	—	(12)
Payments of deferred and contingent acquisition consideration	(362)	(281)
Proceeds from stock issued under share-based compensation plans	2,912	6,358
Payments of cash dividends	(23,299)	(22,147)
Purchases of treasury stock	(71,516)	(66,619)
Net cash used in financing activities	(75,194)	(8,149)
Effect of exchange rate changes on cash and cash equivalents	553	(372)
Change in cash and cash equivalents	(7,050)	(10,775)
Cash and cash equivalents at beginning of period	34,128	28,583
Cash and cash equivalents at end of period	$27,078	$17,808

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470
Net income	—	—	—	98,655	—	98,655
Foreign currency translation	—	—	—	—	(1,268)	(1,268)
Interest rate swaps, net of the change in taxes of $(3,046)	—	—	—	—	9,137	9,137
Repurchases of common stock, net of retirements	(215)	—	—	(71,516)	—	(71,516)
Share-based compensation	—	—	3,837	—	—	3,837
Issuance of stock under share-based compensation plans	69	—	2,912	—	—	2,912
Declaration of cash dividends	—	—	—	(23,299)	—	(23,299)
Balance at March 31, 2021	40,086	$40	$526,328	$137,710	$(6,150)	$657,928

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Loss	Total
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180
Net income	—	—	—	30,912	—	30,912
Foreign currency translation	—	—	—	—	(5,430)	(5,430)
Interest rate swaps, net of the change in taxes of $2,837	—	—	—	—	(8,510)	(8,510)
Repurchases of common stock, net of retirements	(362)	—	—	(66,619)	—	(66,619)
Share-based compensation	—	—	3,654	—	—	3,654
Issuance of stock under share-based compensation plans	219	—	6,358	—	—	6,358
Declaration of cash dividends	—	—	—	(22,147)	—	(22,147)
Balance at March 31, 2020	39,931	$40	$495,251	$(122,594)	$(24,299)	$348,398

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

A description of our significant accounting policies is included in our 2020 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2020 Annual Report on Form 10-K.  The results for our three month period ended March 31, 2021 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2021.

Newly Adopted Accounting Pronouncements

On January 1, 2021, we adopted Accounting Standards Update (ASU) 2019-12, Income Taxes (Topic 740), Simplifying the Accounting for Income Taxes. This new standard simplified the accounting for income taxes by eliminating certain exceptions related to the approach for intraperiod tax allocation, the methodology for calculating income taxes in an interim period and the recognition of deferred tax liabilities for outside basis differences. Most amendments were required to be applied on a prospective basis, while certain amendments were required to be applied on a retrospective or modified retrospective basis. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures, and we do not expect a material impact in future periods.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $4.0 million in the first quarter of 2021 compared to $8.0 million in the first quarter of 2020.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings (deficit). As of March 31, 2021, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.6 billion and cumulative dividends of $694.1 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	March 31,		December 31,
	2021	2020	2020
Foreign currency translation adjustments	$(6,185)	$(15,557)	$(4,917)
Unrealized gains (losses) on interest rate swaps, net of tax	35	(8,742)	(9,102)
Accumulated other comprehensive loss	$(6,150)	$(24,299)	$(14,019)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope
Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this ASU refine the scope of ASC 848 and clarify some of its guidance as it relates to recent rate reform activities.
		The provisions of these updates are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	We are currently evaluating the effect these standards will have on our financial position, results of operations and related disclosures.

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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended
	March 31,
	2021	2020
Net income	$98,655	$30,912

Weighted average shares outstanding:
Basic	40,215	40,125
Effect of dilutive securities:
Stock options and employee stock purchase plan	631	830
Diluted	40,846	40,955

Earnings per share:
Basic	$2.45	$0.77
Diluted	$2.42	$0.75

Anti-dilutive stock options excluded from diluted earnings per share computations	—	66

Note 3 – Acquisitions

In December 2020, we acquired the distribution assets of TWC Distributors, Inc., a wholesale distributor of irrigation and landscape maintenance products, adding nine locations in Florida and one in Georgia.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2021	2020
Level 2
Unrealized gains on interest rate swaps	$8,180	$—
Unrealized losses on interest rate swaps	8,088	11,611

Level 3
Contingent consideration liabilities	$993	$433

Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.

For determining the fair value of our interest rate swap contracts and forward-starting interest rate swap contracts, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves. We include unrealized gains in Prepaid expenses and other current assets and unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets.

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

We currently have three interest rate swap contracts in place, two of which became effective on November 20, 2020, and terminate on September 29, 2022, and a third that became effective on February 26, 2021, and terminates on February 28, 2025. These swap contracts were previously forward-starting and convert the variable interest rate to a fixed interest rate on our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at March 31, 2021, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the three month period ended March 31, 2021.

We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings. Changes in the estimated fair value of these forward-starting interest rate swap contracts are recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The following table provides details related to each of our forward-starting interest rate swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%
Forward-starting interest rate swap 2	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets, including long-lived assets, goodwill and intangible assets, are recorded at fair value on a nonrecurring basis as a result of impairment charges. During the first quarter of 2021, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2021	2020
Variable rate debt
Short-term borrowings	$2,216	$8,126
Current portion of long-term debt:
Australian credit facility	10,193	8,227
Short-term borrowings and current portion of long-term debt	12,409	16,353

Long-term portion:
Revolving credit facility	142,868	192,829
Term facility	173,438	182,688
Receivables securitization facility	105,000	195,100
Less: financing costs, net	544	920
Long-term debt, net	420,762	569,697
Total debt	$433,171	$586,050

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2020 Annual Report on Form 10-K and with Management’s Discussion and Analysis in our 2020 Annual Report on Form 10-K.

For a discussion of our base business calculations, see the Results of Operations section below.

Forward-Looking Statements

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including impacts on our business from the COVID-19 pandemic and the extent to which home-centric trends will continue, accelerate or reverse; the sensitivity of our business to weather conditions; changes in the economy and the housing market; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives and mass merchants; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2020 Annual Report on Form 10-K and in Part II, Item 1A. of this Form 10-Q.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

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

We are designated as an essential business in almost all of our markets. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. In limited instances, we have had to close facilities as a result of government regulations, as well as COVID-19 testing results. The direct impact of any closures to-date have not had a material impact on our operations.

Beginning in the middle of March 2020, when stay-at-home orders related to the COVID-19 pandemic were initially issued, we experienced sales declines across most markets. As stay-at-home restrictions eased in late April through early May, our business not only rebounded, but accelerated. Throughout the remainder of 2020, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces, and these trends have continued in 2021 to-date. While the short-term impact of this trend has had a positive impact on our business, it is unclear what the long-term impact will be. In addition, governmental restrictions in 2020 had a material impact on some of our customers, limiting their ability to operate in certain geographies for a short period of time. While these restrictions were lifted, new stay-at-home orders or other government mandates could have a material impact on our results.

Our balance sheet is strong with low leverage and sufficient access to additional capital. Supply disruptions have largely been limited to categories with the greatest demand (including heat-related equipment, chemicals, in-ground swimming pools and above-ground swimming pools) and have not been material to our business. Continued impacts from the COVID-19 pandemic, coupled with heightened demand, could adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied throughout the swimming pool season.

Given the uncertainties caused by the COVID-19 pandemic in 2020, we reduced capital expenditures and operating costs for labor, fuel, utilities, advertising, meetings, travel and entertainment. Capital expenditures in 2020 were $21.7 million or approximately 65% of 2019 capital expenditures. We expect capital expenditures in 2021 to approximate the historical average of 1.0% of net sales. Our expense growth so far in 2021 continues to be offset by lower discretionary spending for advertising, meetings, travel and entertainment as business travel remains restricted due to the COVID-19 pandemic. However, we believe that discretionary spending in the latter part of 2021 will increase depending on vaccination progress and the easing of travel restrictions in various locations, particularly when comparing these considerations to the same period of 2020.

The health, safety and security of our employees has been, and remains, one of our highest priorities. We have adapted our operations and implemented a number of measures to facilitate a safer sales center environment for both our customers and employees, which includes following best practices and guidelines from the Centers for Disease Control and Prevention (CDC). We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices in 2020, and we continue to evaluate and maintain them.

We expect the impact of the pandemic on our business and financial results in 2021 will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken (or may be taken in the future) in response to the pandemic and changes in customer and supplier behavior in response to the pandemic.

Financial Results

In the first quarter of 2021, net sales increased 57% to $1.06 billion compared to $677.3 million in the first quarter of 2020, while base business sales grew 51%. Our sales have continued to benefit from elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic. Maintenance, replacement, refurbishment and construction activity remain strong as families create and expand home-based outdoor living and entertainment spaces, resulting in broad sales gains across nearly all product categories.
Gross profit increased 59% to $301.1 million in the first quarter of 2021 from $189.6 million in the same period of 2020. Base business gross profit improved 54% over the first quarter of 2020. Gross margin increased 40 basis points to 28.4% in the first quarter of 2021 compared to 28.0% in the first quarter of 2020 reflecting a combination of strong demand with higher volume-based purchasing incentives, a favorable customer sales mix and some inflation benefit year-over-year.
Selling and administrative expenses (operating expenses) increased 12% to $172.1 million in the first quarter of 2021 compared to $154.0 million in the first quarter of 2020, reflecting an increase of $11.5 million in performance-based compensation expense and increases in other growth-driven costs. As a percentage of net sales, operating expenses decreased 650 basis points to 16.2% in the first quarter of 2021 compared to 22.7% in the same period of 2020 primarily due to strong expense control and our ability to leverage our existing network. Excluding the prior year impact of non-cash impairments, operating expenses increased 17% in the first quarter of 2021 compared to the first quarter of 2020 and decreased 550 basis points as a percentage of net sales from 21.7% in the first quarter of 2020.
Operating income in the first quarter of 2021 increased 263% to $129.0 million compared to $35.6 million in the same period in 2020. Operating margin was 12.2% in the first quarter of 2021 compared to 5.3% in the first quarter of 2020.
We recorded a $4.0 million, or $0.10 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2021, compared to a tax benefit of $8.0 million, or $0.19 per diluted share, realized in the same period of 2020.
Net income increased 219% to $98.7 million in the first quarter of 2021 compared to $30.9 million in the first quarter of 2020. Earnings per diluted share increased 223% to $2.42 in the first quarter of 2021 compared to $0.75 in the same period of 2020.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

As of March 31, 2021, total net receivables, including pledged receivables, increased 41% compared to March 31, 2020, driven by our March sales growth and partially offset by improved collections. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.6 days at March 31, 2021 and 29.2 days at March 31, 2020. Our allowance for doubtful accounts balance was $4.7 million at March 31, 2021 and $6.9 million at March 31, 2020.

Net inventory levels increased 14% compared to levels at March 31, 2020, reflecting organic business growth and inventory from recently acquired businesses of $55.5 million. The inventory reserve was $13.7 million at March 31, 2021 and $10.3 million at March 31, 2020. Our inventory turns, as calculated on a trailing four quarters basis, were 4.0 times at March 31, 2021 and 3.2 times at March 31, 2020.

Accrued expenses and other current liabilities increased 115% compared to March 31, 2020, primarily reflecting growth-driven increases in accrued performance-based compensation and accrued tax payments.

Total debt outstanding at March 31, 2021 was $433.2 million, down 26% compared to total debt at March 31, 2020, as we continue to utilize operating cash flows to decrease debt balances. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions, payments of cash dividends and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2020, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

We expect 2021 diluted EPS of $11.85 to $12.60, including the impact of year-to-date tax benefits of $0.10. Our previous 2021 earnings guidance range disclosed in our 2020 Annual Report on Form 10-K was $9.12 to $9.62, including an estimated tax benefit of $0.11. Our 2021 earnings guidance range assumes average weather conditions and no adverse impacts from a resurgence of COVID-19 and related government responses.

We project net sales growth for 2021 of 20% or more with continued strong growth in the second quarter of 2021, due to elevated demand trends and a solid backlog of customer projects. We believe that we will face tougher year-over-year comparisons in the second half of the year and inherent industry capacity constraints, although we remain encouraged by positive industry outlooks. We estimate that sales will be favorably impacted by inflationary product cost increases of 4% to 5% (above our historical average of 1% to 2%). Impacts from the COVID-19 pandemic, coupled with heightened demand, could adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied.

We expect gross margin for the full year of 2021 to be relatively flat or decline slightly (up to 20 basis points) compared to the full year of 2020 with gains or relatively neutral gross margin trends in the second quarter of 2021 and neutral or slight declines in the latter half of 2021.

We expect operating expenses to reflect inflationary increases and incremental costs to support our sales growth expectations, which we believe will enable us to exceed operating margin improvement of 100 basis points for the full year of 2021 compared to 2020. We believe that discretionary spending for advertising, meetings, travel and entertainment in the latter part of 2021 will increase depending on vaccination progress and the easing of travel restrictions in various locations.

We project that our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2021 will approximate 25.0%, which is consistent with 2020. Our effective tax rate is dependent on several variables, including our results of operations and may change if actual results differ materially from our current expectations, particularly any significant changes in our geographic mix of sales. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $4.0 million, or $0.10 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2021. We may recognize additional tax benefits related to stock option exercises in 2021 from grants that expire in years after 2021. We have not included any expected benefits in our guidance beyond what we have recognized as of March 31, 2021.

We believe that cash provided by operations will approximate net income for the 2021 fiscal year. We expect to continue to use cash to fund opportunistic share repurchases over the next year. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors (the Board).

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of March 31, 2021, we conducted operations through 400 sales centers in North America, Europe and Australia. For the three months ended March 31, 2021, approximately 93% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2021	2020
Net sales	100.0%	100.0%
Cost of sales	71.6	72.0
Gross profit	28.4	28.0
Selling and administrative expenses	16.2	21.7
Impairment of goodwill and other assets	—	1.0
Operating income	12.2	5.3
Interest and other non-operating expenses, net	0.2	0.7
Income before income taxes and equity earnings	11.9%	4.5%

Note: Due to rounding, percentages presented in the table above may not add to Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2021 and 2020 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2021 Compared to Three Months Ended March 31, 2020
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2021	2020	2021	2020	2021	2020
Net sales	$1,015,632	$674,082	$45,113	$3,206	$1,060,745	$677,288

Gross profit	290,115	188,292	11,016	1,337	301,131	189,629
Gross margin	28.6%	27.9%	24.4%	41.7%	28.4%	28.0%

Operating expenses (1)	160,995	152,815	11,105	1,226	172,100	154,041
Expenses as a % of net sales	15.9%	22.7%	24.6%	38.2%	16.2%	22.7%

Operating income (loss) (1)	129,120	35,477	(89)	111	129,031	35,588
Operating margin	12.7%	5.3%	(0.2)%	3.5%	12.2%	5.3%
(1)Base business and total for 2020 reflect $6.9 million of impairment from goodwill and other assets.

In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
TWC Distributors, Inc. (1)	December 2020	10	January - March 2021
Jet Line Products, Inc.	October 2020	9	January - March 2021
Northeastern Swimming Pool Distributors, Inc. (1)	September 2020	2	January - March 2021
Master Tile Network LLC (1)	February 2020	4	January - March 2021 and February - March 2020
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

The table below summarizes the changes in our sales center count during the first three months of 2021:

December 31, 2020	398
Acquired locations	—
New locations	3
Consolidated location	(1)
March 31, 2021	400

Net Sales

	Three Months Ended
	March 31,
(in millions)	2021	2020	Change
Net sales	$1,060.7	$677.3	$383.4	57%

Net sales increased 57% in the first quarter of 2021 compared to the first quarter of 2020, while base business net sales grew 51% over the same period. Our sales have continued to benefit from elevated demand for residential pool products, driven by home-centric trends influenced by the COVID-19 pandemic. Maintenance, replacement, refurbishment and construction activity remain strong as families create and expand home-based outdoor living and entertainment spaces.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment and building materials (see discussion below);
•increased demand for residential swimming pool maintenance supplies due to increased usage, as evidenced by improvements in sales growth rates to retail customers (see discussion below);
•market share gains, including those in building materials (see discussion below);
•6% sales growth from recent acquisitions;
•inflationary product cost increases of approximately 3% (compared to our historical average of 1% to 2%); and
•sales growth of approximately 1% to 2% (or $15.0 million to $20.0 million) from increased replacement activity in Texas due to the February 2021 winter storm.

Higher sales growth rates for certain product offerings, such as equipment and building materials, reflect increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first quarter of 2021, sales for equipment, which includes swimming pool heaters, pumps, lights and filters, increased 61% compared to the same period last year, and collectively represented approximately 32% of net sales for the period. Sales of building materials grew 34% compared to the first quarter of 2020 and represented approximately 12% of net sales in the first quarter of 2021.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. Sales to retail customers increased 43% in the first quarter of 2021 compared to the first quarter of 2020 and represented approximately 11% of our net sales for the first quarter of 2021. Sales to commercial customers increased 3% in the first quarter of 2021 compared to the first quarter of 2020, as business and leisure travel resumed in 2021 following COVID-19 related closures in 2020. Sales to commercial customers represented approximately 4% of our net sales for the first quarter of 2021.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2021	2020	Change
Gross profit	$301.1	$189.6	$111.5	59%
Gross margin	28.4%	28.0%

Gross margin increased 40 basis points to 28.4% in the first quarter of 2021 compared to 28.0% in the first quarter of 2020. Gross margin was favorably impacted by improvements from supply chain initiatives and timing differences in customer early buy purchases year-over-year, which were partially offset by lower gross margin from recently acquired businesses and increased sales of lower margin, big-ticket items in the first quarter of 2021 compared to the first quarter of 2020.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2021	2020	Change
Selling and administrative expenses	$172.1	$147.1	$25.0	17%
Impairment of goodwill and other assets	—	6.9	(6.9)	(100)%
Operating expenses as a % of net sales	16.2%	22.7%

Operating expenses increased 12% in the first quarter of 2021 compared to the first quarter of 2020, reflecting an increase of $11.5 million in performance-based compensation expense and increases in other growth-driven costs. Our expense growth was partially offset by lower discretionary spending, which we expect to increase as the year progresses. As a percentage of net sales, operating expenses decreased 650 basis points to 16.2% in the first quarter of 2021 compared to 22.7% in the same period of 2020 primarily due to strong expense control and our ability to leverage our existing network. Excluding the prior year impact of non-cash impairments, operating expenses increased 17% in the first quarter of 2021 compared to the first quarter of 2020 and decreased 550 basis points as a percentage of net sales from 21.7% in the first quarter of 2020.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2021 decreased $2.2 million compared to the first quarter of 2020. The decrease reflects lower average debt levels and lower average interest rates between periods. Our weighted average effective interest rate decreased to 2.2% for the first quarter of 2021 from 2.7% for the first quarter of 2020 on lower average outstanding debt of $397.3 million versus $493.7 million for the respective periods.

Income Taxes

Our effective income tax rate was 22.0% for the three months ended March 31, 2021 compared to a 0.1% benefit for the three months ended March 31, 2020. We recorded a $4.0 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2021 compared to a tax benefit of $8.0 million realized in the same period last year. In the period ended March 31, 2020, we recorded a goodwill and intangibles impairment charge of $4.4 million, which was non-deductible for tax purposes and increased our effective tax rate by 0.4%. Excluding the benefits from ASU 2016-09 and prior year impact of the goodwill and intangibles impairment charge, our effective tax rate was 25.2% for the first quarter of 2021 and 25.4% for the first quarter of 2020.

Net Income and Earnings Per Share

Net income increased 219% to $98.7 million in the first quarter of 2021 compared to $30.9 million in the first quarter of 2020. Adjusted net income, excluding the prior year impact of non-cash impairments, net of tax, increased 165% in the first quarter of 2021 compared to the prior year period. Earnings per diluted share increased 223% to $2.42 in the first quarter of 2021 compared to $0.75 in the same period of 2020. Excluding the impact from ASU 2016-09 in both periods and the impact of non-cash impairments, net of tax, in 2020, adjusted earnings per diluted share increased 227% to $2.32 in the first quarter of 2021 compared to $0.71 in the first quarter of 2020. See the reconciliation of GAAP to non-GAAP measures below.

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

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Three Months Ended
(in thousands)	March 31,
	2021	2020
Net income	$98,655	$30,912
Impairment of goodwill and other assets	—	6,944
Tax impact on impairment of long-term note (1)	—	(654)
Adjusted net income	$98,655	$37,202
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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended
	March 31,
	2021	2020
Diluted EPS	$2.42	$0.75
After-tax non-cash impairment charges	—	0.15
Adjusted diluted EPS excluding after-tax non-cash impairment charges	2.42	0.90
ASU 2016-09 tax benefit	(0.10)	(0.19)
Adjusted diluted EPS excluding after-tax non-cash impairment charges and tax benefit	$2.32	$0.71

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

The following table presents certain unaudited quarterly data for the first quarter of 2021, the four quarters of 2020 and the fourth, third and second quarters of 2019.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry (and recent pandemic-driven increased demand for our products), the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends.

(Unaudited)	QUARTER
(in thousands)	2021	2020				2019
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$1,060,745	$839,261	$1,139,229	$1,280,846	$677,288	$582,234	$898,500	$1,121,328
Gross profit	301,131	239,095	328,698	373,481	189,629	162,050	257,931	330,314
Operating income	129,031	74,351	148,233	205,857	35,588	25,798	104,540	172,523
Net income	98,655	59,174	119,098	157,555	30,912	18,024	79,525	131,390

Balance Sheet Data
Total receivables, net	$487,602	$289,200	$366,412	$453,405	$345,915	$226,539	$307,798	$417,126
Product inventories, net	977,228	780,989	612,824	628,418	858,190	702,274	616,217	694,447
Accounts payable	634,998	266,753	268,412	346,272	517,620	261,963	214,309	342,335
Total debt	433,171	416,018	339,934	438,804	586,050	511,407	547,560	692,337

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

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies
for existing swimming pools
	•	Increased purchases of above-ground pools and
irrigation and lawn care products

Unseasonably cool weather or extraordinary amounts	•	Fewer pool and irrigation and landscape
of rain		installations
	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as
above-ground pools and accessories

Unseasonably early warming trends in spring/late cooling	•	A longer pool and landscape season, thus positively
trends in fall		impacting our sales
(primarily in the northern half of the U.S. and Canada)

Unseasonably late warming trends in spring/early cooling	•	A shorter pool and landscape season, thus negatively
trends in fall		impacting our sales
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2021 and 2020 Results

Sales in the first quarter of 2021 benefited from generally mild weather conditions throughout the contiguous United States. In February 2021, Texas experienced the most costly winter storm event on record for the United States, which damaged many swimming pools and added to the existing, strong replacement opportunity in that market. In contrast, sales in the first quarter of 2020 benefited from much above-average temperatures throughout the contiguous United States, particularly in the southern United States.

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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2020 Annual Report on Form 10-K.  We have not changed any of these policies from those previously disclosed in that report.

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

Our primary capital needs are seasonal working capital obligations, debt repayment obligations and other general corporate initiatives, including acquisitions, opening new sales centers, dividend payments and share repurchases. Our primary working capital obligations are for the purchase of inventory, payroll, rent, other facility costs and selling and administrative expenses. Our working capital obligations fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. We have funded our capital expenditures and share repurchases in substantially the same manner.

We prioritize our use of cash based on investing in our business, maintaining a prudent capital structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

•capital expenditures primarily for maintenance and growth of our sales center network, technology-related investments and fleet vehicles;
•strategic acquisitions executed opportunistically;
•payment of cash dividends as and when declared by our Board of Directors (Board);
•repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•repurchases of our common stock under our Board-authorized share repurchase program.

Capital expenditures were 0.6% of net sales in 2020, 1.0% of net sales in 2019 and 1.1% of net sales in 2018. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures in 2020 were lower than our historical average due to cost-saving measures implemented at the beginning of the COVID-19 pandemic. We project capital expenditures in 2021 will continue to approximate the historical average.

As of March 31, 2021, our average total leverage ratio equaled 0.69 compared to 0.86 as of December 31, 2020. Our strong operating results and cash flow from operations in 2020 and through the first quarter of 2021 enabled us to reduce our debt balances. We expect our average total leverage ratio through the second quarter of 2021 will continue to be below our target range.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2021	2020
Operating activities	$77,113	$19,728
Investing activities	(9,522)	(21,982)
Financing activities	(75,194)	(8,149)

Net cash provided by operations of $77.1 million for the first three months of 2021 increased $57.4 million compared to the first three months of 2020. The improvement in cash provided by operations primarily reflects an increase in net income between periods.
Net cash used in investing activities for the first three months of 2021 decreased compared to the first three months of 2020 primarily due to a $13.0 million decrease in cash used for the acquisition of businesses.
Net cash used in financing activities was $75.2 million for the first three months of 2021 compared to $8.1 million for the first three months of 2020, which reflects a $57.5 million increase in debt payments net of borrowings, additional share repurchases of $4.9 million and an increase in dividends paid of $1.2 million.

Future Sources and Uses of Cash

Revolving Credit Facility
Our Credit Facility provides for $750.0 million in borrowing capacity under a five-year unsecured revolving credit facility and includes sublimits for the issuance of swingline loans and standby letters of credit.  Pursuant to an accordion feature, the aggregate maximum principal amount of the commitments under the Credit Facility may be increased at our request and with agreement by the lenders by up to $75.0 million, to a total of $825.0 million.  The Credit Facility matures on September 29, 2022. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At March 31, 2021, there was $142.9 million outstanding, a $4.8 million standby letter of credit outstanding and $602.3 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of March 31, 2021 was approximately 2.3%, excluding commitment fees.
Term Facility
Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility, adding capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. The Term Facility is repaid in quarterly installments of 1.250% of the facility's debt balance on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of quarterly payments over the life of the facility will be equal to 33.75% of the Term Facility with the final principal payment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.
At March 31, 2021, there was $173.4 million outstanding under the Term Facility with a weighted average effective interest rate of 2.9%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2021, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2021, our average total leverage ratio equaled 0.69 (compared to 0.86 as of December 31, 2020) and the TTM average total debt amount used in this calculation was $411.7 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2021, our fixed charge ratio equaled 9.00 (compared to 7.81 as of December 31, 2020) and TTM Rental Expense was $64.9 million.
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
At March 31, 2021, there was $105.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of March 31, 2021, we had three interest rate swap contracts in place, two of which became effective on November 20, 2020, and terminate on September 29, 2022. These swap contracts were previously forward-starting and convert the variable interest rates on our variable rate borrowings to fixed interest rates of 2.0925% and 1.5500% on notional amounts of $75.0 million each. The third interest rate swap contract currently in place became effective on February 26, 2021, and terminates on February 28, 2025. This swap contract was previously forward-starting and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.3800% on a notional amount of $150.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rate plus the applicable margin on our variable rate borrowings.

We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings.

The following table provides details related to each of our forward-starting interest rate swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%
Forward-starting interest rate swap 2	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

Compliance and Future Availability
As of March 31, 2021, we believe we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2020 Annual Report on Form 10-K and in Part I, Item 1 of this Form 10-Q.
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
As of April 26, 2021, $107.4 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase additional shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the three months ended March 31, 2021 from what we reported in our 2020 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2020 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the three months ended March 31, 2021 from what we reported in our 2020 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2020 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2021, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of March 31, 2021, our disclosure controls and procedures were effective.
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
The effectiveness of our system of disclosure controls and procedures or internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating such systems, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our control systems will detect all errors or fraud. By their nature, our system can provide only reasonable assurance regarding management's control objectives.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings
From time to time, we are subject to various claims and litigation arising in the ordinary course of business, including product liability, personal injury, commercial, contract and employment matters. While the outcome of any litigation is inherently unpredictable, based on currently available facts and our current insurance coverages, we do not believe that the ultimate resolution of any of these matters will have a material adverse impact on our financial condition, results of operations or cash flows.

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2020 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2021	—	$—	—	$176,910,333
February 1-28, 2021	52,154	$324.78	35,100	$165,578,129
March 1-31, 2021	163,324	$334.17	163,324	$110,999,783
Total	215,478	$331.90	198,424
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 17,054 shares surrendered for this purpose in the first quarter of 2021.
(2)As of April 26, 2021, $107.4 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three months ended March 31, 2021 and March 31, 2020;
2.Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and March 31, 2020;
3.Consolidated Balance Sheets at March 31, 2021, December 31, 2020 and March 31, 2020;
4.Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2021 and March 31, 2020;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2021 and March 31, 2020; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2021.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant