Form 10-Q
period 2021-06-30
POOL CORP
filed 2021-07-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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

As of July 26, 2021, there were 40,100,826 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2021

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	$1,787,833	$1,280,846	$2,848,579	$1,958,134
Cost of sales	1,236,148	907,365	1,995,762	1,395,024
Gross profit	551,685	373,481	852,817	563,110
Selling and administrative expenses	213,099	167,624	385,200	314,721
Impairment of goodwill and other assets	—	—	—	6,944
Operating income	338,586	205,857	467,617	241,445
Interest and other non-operating expenses, net	1,963	2,643	4,545	7,432
Income before income taxes and equity earnings	336,623	203,214	463,072	234,013
Provision for income taxes	76,985	45,733	104,854	45,708
Equity earnings in unconsolidated investments, net	57	74	132	162
Net income	$259,695	$157,555	$358,350	$188,467

Earnings per share:
Basic	$6.47	$3.94	$8.92	$4.71
Diluted	$6.37	$3.87	$8.78	$4.62
Weighted average shares outstanding:
Basic	40,125	39,973	40,169	40,049
Diluted	40,745	40,715	40,800	40,837

Cash dividends declared per common share	$0.80	$0.58	$1.38	$1.13

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$259,695	$157,555	$358,350	$188,467
Other comprehensive income (loss):
Foreign currency translation gains (losses)	1,302	2,134	34	(3,296)
Change in unrealized gains (losses) on interest rate swaps, net of change in taxes of $719, $855, $(2,327), and $3,692	(2,157)	(2,567)	6,980	(11,077)
Total other comprehensive income (loss)	(855)	(433)	7,014	(14,373)
Comprehensive income	$258,840	$157,122	$365,364	$174,094

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2021	2020	2020 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$58,465	$44,185	$34,128
Receivables, net	210,318	144,842	122,252
Receivables pledged under receivables facility	375,248	308,563	166,948
Product inventories, net	894,654	628,418	780,989
Prepaid expenses and other current assets	18,716	11,139	17,610
Total current assets	1,557,401	1,137,147	1,121,927

Property and equipment, net	111,661	111,258	108,241
Goodwill	283,284	193,784	268,167
Other intangible assets, net	12,350	9,615	12,181
Equity interest investments	1,293	1,274	1,292
Operating lease assets	221,068	183,126	205,875
Other assets	26,978	18,593	21,987
Total assets	$2,214,035	$1,654,797	$1,739,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$439,453	$346,272	$266,753
Accrued expenses and other current liabilities	184,437	139,661	143,694
Short-term borrowings and current portion of long-term debt	10,058	9,558	11,869
Current operating lease liabilities	63,786	56,625	60,933
Total current liabilities	697,734	552,116	483,249

Deferred income taxes	30,440	29,399	27,653
Long-term debt, net	413,058	429,246	404,149
Other long-term liabilities	38,079	29,008	38,261
Non-current operating lease liabilities	159,976	128,237	146,888
Total liabilities	1,339,287	1,168,006	1,100,200

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,131,570, 40,041,683 and 40,232,210 shares issued and outstanding at June 30, 2021, June 30, 2020 and December 31, 2020, respectively	40	40	40
Additional paid-in capital	535,046	503,271	519,579
Retained earnings	346,667	8,212	133,870
Accumulated other comprehensive loss	(7,005)	(24,732)	(14,019)
Total stockholders’ equity	874,748	486,791	639,470
Total liabilities and stockholders’ equity	$2,214,035	$1,654,797	$1,739,670
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2021	2020
Operating activities
Net income	$358,350	$188,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,884	13,993
Amortization	723	655
Share-based compensation	7,549	7,221
Equity earnings in unconsolidated investments, net	(132)	(162)
Impairment of goodwill and other assets	—	6,944
Other	4,812	3,171
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(295,342)	(229,506)
Product inventories	(114,792)	75,199
Prepaid expenses and other assets	(16,865)	(677)
Accounts payable	170,368	84,190
Accrued expenses and other current liabilities	58,673	71,705
Net cash provided by operating activities	187,228	221,200

Investing activities
Acquisition of businesses, net of cash acquired	(15,162)	(13,711)
Purchases of property and equipment, net of sale proceeds	(17,333)	(13,031)
Net cash used in investing activities	(32,495)	(26,742)

Financing activities
Proceeds from revolving line of credit	549,008	318,155
Payments on revolving line of credit	(505,636)	(504,140)
Proceeds from asset-backed financing	260,000	191,700
Payments on asset-backed financing	(290,000)	(71,700)
Payments on term facility	(4,625)	(4,625)
Proceeds from short-term borrowings and current portion of long-term debt	4,466	10,731
Payments on short-term borrowings and current portion of long-term debt	(6,277)	(12,918)
Payments of deferred financing costs	—	(12)
Payments of deferred and contingent acquisition consideration	(362)	(281)
Proceeds from stock issued under share-based compensation plans	7,918	10,811
Payments of cash dividends	(55,418)	(45,312)
Purchases of treasury stock	(90,135)	(70,203)
Net cash used in financing activities	(131,061)	(177,794)
Effect of exchange rate changes on cash and cash equivalents	665	(1,062)
Change in cash and cash equivalents	24,337	15,602
Cash and cash equivalents at beginning of period	34,128	28,583
Cash and cash equivalents at end of period	$58,465	$44,185

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470
Net income	—	—	—	98,655	—	98,655
Foreign currency translation	—	—	—	—	(1,268)	(1,268)
Interest rate swaps, net of the change in taxes of $(3,046)	—	—	—	—	9,137	9,137
Repurchases of common stock, net of retirements	(215)	—	—	(71,516)	—	(71,516)
Share-based compensation	—	—	3,837	—	—	3,837
Issuance of stock under share-based compensation plans	69	—	2,912	—	—	2,912
Declaration of cash dividends	—	—	—	(23,299)	—	(23,299)
Balance at March 31, 2021	40,086	$40	$526,328	$137,710	$(6,150)	$657,928
Net income	—	—	—	259,695	—	259,695
Foreign currency translation	—	—	—	—	1,302	1,302
Interest rate swaps, net of the change in taxes of $719	—	—	—	—	(2,157)	(2,157)
Repurchases of common stock, net of retirements	(45)	—	—	(18,619)	—	(18,619)
Share-based compensation	—	—	3,712	—	—	3,712
Issuance of stock under share-based compensation plans	90	—	5,006	—	—	5,006
Declaration of cash dividends	—	—	—	(32,119)	—	(32,119)
Balance at June 30, 2021	40,131	$40	$535,046	$346,667	$(7,005)	$874,748

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180
Net income	—	—	—	30,912	—	30,912
Foreign currency translation	—	—	—	—	(5,430)	(5,430)
Interest rate swaps, net of the change in taxes of $2,837	—	—	—	—	(8,510)	(8,510)
Repurchases of common stock, net of retirements	(362)	—	—	(66,619)	—	(66,619)
Share-based compensation	—	—	3,654	—	—	3,654
Issuance of stock under share-based compensation plans	219	—	6,358	—	—	6,358
Declaration of cash dividends	—	—	—	(22,147)	—	(22,147)
Balance at March 31, 2020	39,931	$40	$495,251	$(122,594)	$(24,299)	$348,398
Net income	—	—	—	157,555	—	157,555
Foreign currency translation	—	—	—	—	2,134	2,134
Interest rate swaps, net of the change in taxes of $855	—	—	—	—	(2,567)	(2,567)
Repurchases of common stock, net of retirements	(19)	—	—	(3,584)	—	(3,584)
Share-based compensation	—	—	3,567	—	—	3,567
Issuance of stock under share-based compensation plans	130	—	4,453	—	—	4,453
Declaration of cash dividends	—	—	—	(23,165)	—	(23,165)
Balance at June 30, 2020	40,042	$40	$503,271	$8,212	$(24,732)	$486,791

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

A description of our significant accounting policies is included in our 2020 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2020 Annual Report on Form 10-K.  The results for our three and six month periods ended June 30, 2021 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2021.

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

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on awards lapse. We recorded excess tax benefits of $7.7 million in the second quarter of 2021 compared to $6.2 million in the second quarter of 2020 and $11.7 million in the six months ended June 30, 2021 compared to $14.2 million in the six months ended June 30, 2020.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of June 30, 2021, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.6 billion and cumulative dividends of $726.2 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	June 30,		December 31,
	2021	2020	2020
Foreign currency translation adjustments	$(4,882)	$(13,423)	$(4,917)
Unrealized losses on interest rate swaps, net of tax	(2,123)	(11,309)	(9,102)
Accumulated other comprehensive loss	$(7,005)	$(24,732)	$(14,019)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting and ASU 2021-01, Reference Rate Reform (Topic 848): Scope
Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The new guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope. The amendments in this ASU refine the scope of ASC 848 and clarify some of its guidance as it relates to recent rate reform activities.
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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$259,695	$157,555	$358,350	$188,467

Weighted average shares outstanding:
Basic	40,125	39,973	40,169	40,049
Effect of dilutive securities:
Stock options and employee stock purchase plan	620	742	631	788
Diluted	40,745	40,715	40,800	40,837

Earnings per share:
Basic	$6.47	$3.94	$8.92	$4.71
Diluted	$6.37	$3.87	$8.78	$4.62

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	—	—

Note 3 – Acquisitions

In June 2021, we acquired the distribution assets of Vak Pak Builders Supply, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in Florida.

In April 2021, we acquired Pool Source, LLC, a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in Tennessee.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2021	2020
Level 2
Unrealized gains on interest rate swaps	$4,641	$—
Unrealized losses on interest rate swaps	7,425	15,033

Level 3
Contingent consideration liabilities	$1,008	$442

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

We recognize any differences between the variable interest rate in effect and the fixed interest rates per our swap contracts as an adjustment to interest expense over the life of the swaps. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, we record the changes in the estimated fair value of our interest rate swap contracts to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at June 30, 2021, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the six-month period ended June 30, 2021.

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets, including long-lived assets, goodwill and intangible assets, are recorded at fair value on a nonrecurring basis as a result of impairment charges. In the six months ended June 30, 2021, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2021	2020
Variable rate debt
Short-term borrowings	$—	$—
Current portion of long-term debt:
Australian credit facility	10,058	9,558
Short-term borrowings and current portion of long-term debt	10,058	9,558

Long-term portion:
Revolving credit facility	152,396	14,688
Term facility	171,125	180,375
Receivables securitization facility	90,000	235,000
Less: financing costs, net	463	817
Long-term debt, net	413,058	429,246
Total debt	$423,116	$438,804

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

Forward-Looking Statements

This report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our plans and objectives and industry, general economic and other forecasts of trends, future dividend payments and share repurchases, and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to publicly update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including impacts on our business from the COVID-19 pandemic and the extent to which strong demand driven by home-centric trends will continue, accelerate or reverse; the sensitivity of our business to weather conditions; changes in the economy and the housing market; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives and mass merchants; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2020 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Impact of the COVID-19 Pandemic

We continue to monitor the effects of the COVID-19 pandemic, which began impacting our business and the global economy in the first quarter of 2020.

We are designated as an essential business in almost all of our markets. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. In limited instances, we have had to close facilities as a result of government regulations, as well as COVID-19 testing results. The direct impact of any closures to date have not had a material impact on our operations.

Beginning in the middle of March 2020, when stay-at-home orders related to the COVID-19 pandemic were initially issued, we experienced sales declines across most markets. As stay-at-home restrictions eased in late April through early May, our business not only rebounded, but accelerated. Throughout the remainder of 2020, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces, and these trends have continued in 2021 to date. While the short-term impact of this trend has had a positive impact on our business to date, it is unclear what the long-term impact will be. In addition, governmental restrictions in 2020 had a material impact on some of our customers, limiting their ability to operate in certain geographies for a short period of time. While these restrictions were lifted, new stay-at-home orders or other government mandates could have a material impact on our results.

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

Given the uncertainties caused by the COVID-19 pandemic in 2020, we reduced capital expenditures and operating costs for labor, fuel, utilities, advertising, meetings, travel and entertainment. Capital expenditures in 2020 were $21.7 million or approximately 65% of 2019 capital expenditures. We expect capital expenditures in 2021 to approximate the historical average of 1.0% of net sales. Our expense growth in the first half of 2021 was partially offset by lower discretionary spending for advertising, meetings, travel and entertainment. However, we believe that discretionary spending in the latter part of 2021 will increase depending on vaccination progress, additional outbreaks and the extent individuals return to travel, particularly when comparing these considerations to the same period of 2020.

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

We expect the impact of the pandemic on our business and financial results in 2021 will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, governmental actions that have been taken (or may be taken in the future) in response to the pandemic, the possibility of additional subsequent outbreaks and changes in customer and supplier behavior in response to the pandemic.

Financial Results

In the second quarter of 2021, net sales increased 40% to $1.79 billion compared to $1.28 billion in the second quarter of 2020, while base business sales grew 32%. Households continued to invest in outdoor living spaces, contributing to the robust demand for our products. We observed sales gains across nearly all product categories and geographies reflecting strong growth in maintenance, replacement, refurbishment and construction activity among our customers.
Gross profit increased 48% to $551.7 million in the second quarter of 2021 from $373.5 million in the same period of 2020. Base business gross profit improved 41% over the second quarter of 2020. Gross margin increased 170 basis points to 30.9% in the second quarter of 2021 compared to 29.2% in the second quarter of 2020 while base business gross margin increased 200 basis points, primarily driven by benefits from focused supply chain management initiatives.
Selling and administrative expenses (operating expenses) increased 27% to $213.1 million in the second quarter of 2021 compared to $167.6 million in the second quarter of 2020, while base business operating expenses grew 18%, primarily due to growth-driven labor, facility and freight costs, along with increased investments in technology and higher performance-based compensation expense. As a percentage of net sales, operating expenses decreased to 11.9% in the second quarter of 2021 compared to 13.1% in the same period of 2020 as we continue to exercise strong expense control.
Operating income in the second quarter of 2021 increased 64% to $338.6 million compared to $205.9 million in the same period in 2020 with acquisitions contributing $11.0 million to operating income in the second quarter of 2021. Operating margin was 18.9% in the second quarter of 2021 compared to 16.1% in the second quarter of 2020 while base business operating margin was 19.4%, up 330 basis points from the prior year period.
We recorded a $7.7 million, or $0.19 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended June 30, 2021, compared to a tax benefit of $6.2 million, or $0.15 per diluted share, realized in the same period of 2020.
Net income increased 65% to $259.7 million in the second quarter of 2021 compared to $157.6 million in the second quarter of 2020. Earnings per diluted share increased 65% to $6.37 in the second quarter of 2021 compared to $3.87 in the same period of 2020. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 66% to $6.18 in the second quarter of 2021 compared to $3.72 in the second quarter of 2020.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Financial Position and Liquidity

As of June 30, 2021, total net receivables, including pledged receivables, increased 29% compared to June 30, 2020, driven by our sales growth and recent acquisitions and partially offset by improved collections. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 25.8 days at June 30, 2021 and 28.5 days at June 30, 2020. Our allowance for doubtful accounts balance was $5.4 million at June 30, 2021 and $6.0 million at June 30, 2020.

Net inventory levels increased 42% compared to levels at June 30, 2020, reflecting our supply chain efforts to support organic business growth as well as inventory from recently acquired businesses. The inventory reserve was $15.2 million at June 30, 2021 and $10.8 million at June 30, 2020. Our inventory turns, as calculated on a trailing four quarters basis, were 4.1 times at June 30, 2021 and 3.5 times at June 30, 2020.

Accrued expenses and other current liabilities increased 32% compared to June 30, 2020, primarily reflecting growth-driven increases in accrued performance-based compensation and accrued tax payments.

Total debt outstanding at June 30, 2021 was $423.1 million, down 4% compared to total debt at June 30, 2020, as we continue to utilize operating cash flows to pay down debt balances. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions, payments of cash dividends and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2020, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Upon reporting our results through the second quarter of 2021, we increased our 2021 diluted EPS guidance range to $13.75 to $14.25, including the impact of year-to-date tax benefits of $0.29. Our previous 2021 earnings guidance range disclosed in our First Quarter 2021 Quarterly Report on Form 10-Q was $11.85 to $12.60, including first quarter tax benefits of $0.10. We increased our range based on exceeding our second quarter expectations, along with expected gross margin improvement in the latter half of 2021. Our 2021 earnings guidance range assumes average weather conditions and no adverse impacts from a resurgence of COVID-19 and related government responses.

We project net sales growth for 2021 to exceed 25% based on expectations of continued elevated demand trends, a solid backlog of customer projects and inflationary benefits. We estimate that sales will be favorably impacted by inflationary product cost increases of 5% to 6% (above our historical average of 1% to 2%), of which we began to realize in the second quarter of 2021, but expect a greater impact in the latter half of the year. Impacts from the COVID-19 pandemic, coupled with heightened demand, could adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied. However we remain encouraged by positive industry outlooks, the visibility attained on demand throughout the second quarter and our ability to project and maintain appropriate stock levels.

Based on our supply chain management efforts implemented during the second quarter of 2021, coupled with the current inflationary environment, we believe gross margin for the full year of 2021 has the potential to increase 100 basis points compared to the full year of 2020, with greater improvement in the third quarter than in the fourth quarter given the 70 basis points improvement realized in the fourth quarter 2020.

We expect operating expenses to reflect inflationary increases and incremental costs to support our sales growth expectations, which we believe will enable us to achieve operating margin improvement of 250 to 300 basis points for the full year of 2021 compared to 2020. We believe that discretionary spending for advertising, meetings, travel and entertainment in the latter part of 2021 will increase depending on vaccination progress, additional outbreaks and the extent individuals return to travel. We also expect slightly higher performance-based compensation expense for the full year 2021 than the full year of 2020 based on our results to date and our updated 2021 outlook.

We project that our annual effective tax rate (excluding the benefit from ASU 2016-09) for 2021 will approximate 25.0%, which is consistent with 2020. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded an $11.7 million, or $0.29 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2021. We may recognize additional tax benefits related to stock option exercises in 2021 from grants that expire in years after 2021. We have not included any expected benefits in our guidance beyond what we have recognized as of June 30, 2021.

We believe that cash provided by operations will approximate net income for the 2021 fiscal year. We expect to continue to use cash to fund opportunistic share repurchases through the remainder of 2021. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors (the Board).

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of June 30, 2021, we conducted operations through 408 sales centers in North America, Europe and Australia. For the six months ended June 30, 2021, approximately 93% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.1	70.8	70.1	71.2
Gross profit	30.9	29.2	29.9	28.8
Selling and administrative expenses	11.9	13.1	13.5	16.1
Impairment of goodwill and other assets	—	—	—	0.4
Operating income	18.9	16.1	16.4	12.3
Interest and other non-operating expenses, net	0.1	0.2	0.2	0.4
Income before income taxes and equity earnings	18.8%	15.9%	16.3%	12.0%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2021 and 2020 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2021	2020	2021	2020	2021	2020
Net sales	$1,687,651	$1,279,429	$100,182	$1,417	$1,787,833	$1,280,846

Gross profit	524,378	372,848	27,307	633	551,685	373,481
Gross margin	31.1%	29.1%	27.3%	44.7%	30.9%	29.2%

Operating expenses	196,764	167,131	16,335	493	213,099	167,624
Expenses as a % of net sales	11.7%	13.1%	16.3%	34.8%	11.9%	13.1%

Operating income	327,614	205,717	10,972	140	338,586	205,857
Operating margin	19.4%	16.1%	11.0%	9.9%	18.9%	16.1%

In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Vak Pak Builders Supply, Inc.	June 2021	1	June 2021
Pool Source, LLC	April 2021	1	April - June 2021
TWC Distributors, Inc.	December 2020	10	April - June 2021
Jet Line Products, Inc.	October 2020	9	April - June 2021
Northeastern Swimming Pool Distributors, Inc.	September 2020	2	April - June 2021
Master Tile Network LLC	February 2020	4	April - May 2021 and April - May 2020

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

The table below summarizes the changes in our sales center count during the first six months of 2021:

December 31, 2020	398
Acquired locations	2
New locations	9
Consolidated location	(1)
June 30, 2021	408

Net Sales

	Three Months Ended
	June 30,
(in millions)	2021	2020	Change
Net sales	$1,787.8	$1,280.8	$507.0	40%

Net sales increased 40% in the second quarter of 2021 compared to the second quarter of 2020, while base business net sales grew 32% over the same period. Households continued to invest in outdoor living spaces, contributing to the robust demand for our products. We observed sales gains across nearly all product categories reflecting strong growth in maintenance, replacement, refurbishment and construction activity among our customers.

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
•8% sales growth from recent acquisitions; and
•inflationary product cost increases of approximately 4% to 6% (compared to our historical average of 1% to 2%).

Higher sales growth rates for certain product offerings, such as equipment and building materials, reflect increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the second quarter of 2021, sales for equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased 35% compared to the same period last year, and collectively represented approximately 27% of net sales for the period. Sales of building materials grew 33% compared to the second quarter of 2020 and represented approximately 11% of net sales in the second quarter of 2021.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. Sales to retail customers increased 20% in the second quarter of 2021 compared to the second quarter of 2020 and represented approximately 14% of our net sales for the second quarter of 2021. Sales to commercial customers increased 45% in the second quarter of 2021 compared to the second quarter of 2020, as business and leisure travel gained momentum in 2021 following COVID-19 related closures in 2020. Sales to commercial customers represented approximately 3% of our net sales for the second quarter of 2021.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2021	2020	Change
Gross profit	$551.7	$373.5	$178.2	48%
Gross margin	30.9%	29.2%

Gross margin increased 170 basis points to 30.9% in the second quarter of 2021 compared to 29.2% in the second quarter of 2020. Gross margin was favorably impacted by benefits from focused supply chain management initiatives during this inflationary environment. With our increased purchase volumes, improvements in rates earned under our vendor programs also benefited our gross margin compared to the second quarter of last year. Lastly, we realized some gross margin benefit from product and customer mix changes in the second quarter of 2021. In the second quarter of 2020, a larger portion of lower margin, bigger ticket items comprised our product mix, along with a comparatively larger contribution from internet retailers to our customer mix at the onset of the pandemic.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2021	2020	Change
Selling and administrative expenses	$213.1	$167.6	$45.5	27%
Operating expenses as a % of net sales	11.9%	13.1%

Operating expenses increased 27% in the second quarter of 2021 compared to the second quarter of 2020, while base business operating expenses grew 18%. The increase primarily relates to growth-driven labor, facility and freight costs along with increased investments in technology and higher performance-based compensation expense. As a percentage of net sales, operating expenses decreased to 11.9% in the second quarter of 2021 compared to 13.1% in the same period of 2020 as we continue to leverage our network.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2021 decreased $0.7 million compared to the second quarter of 2020. Our weighted average effective interest rate increased to 2.7% for the second quarter of 2021 from 1.8% for the second quarter of 2020 on lower average outstanding debt of $376.8 million versus $493.4 million for the respective periods.

Income Taxes

Our effective income tax rate was 22.9% for the three months ended June 30, 2021 compared to 22.5% for the three months ended June 30, 2020. We recorded a $7.7 million tax benefit from ASU 2016-09 in the quarter ended June 30, 2021 compared to a tax benefit of $6.2 million realized in the same period last year. Without the benefits from ASU 2016-09, our effective tax rate was 25.2% for the second quarter of 2021 and 25.6% for the second quarter of 2020.

Net Income and Earnings Per Share

Net income increased 65% to $259.7 million in the second quarter of 2021 compared to $157.6 million in the second quarter of 2020. Earnings per diluted share increased 65% to $6.37 in the second quarter of 2021 compared to $3.87 in the same period of 2020. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 66% to $6.18 in the second quarter of 2021 compared to $3.72 in the second quarter of 2020.

Six Months Ended June 30, 2021 Compared to Six Months Ended June 30, 2020
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,

	2021	2020	2021	2020	2021	2020
Net sales	$2,703,285	$1,954,323	$145,294	$3,811	$2,848,579	$1,958,134

Gross profit	814,490	561,354	38,327	1,756	852,817	563,110
Gross margin	30.1%	28.7%	26.4%	46.1%	29.9%	28.8%

Operating expenses (1)	357,852	320,206	27,348	1,459	385,200	321,665
Expenses as a % of net sales	13.2%	16.4%	18.8%	38.3%	13.5%	16.4%

Operating income (1)	456,638	241,148	10,979	297	467,617	241,445
Operating margin	16.9%	12.3%	7.6%	7.8%	16.4%	12.3%

(1)Base business and total include $6.9 million of impairment from goodwill and other assets recorded in the first quarter of 2020.

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Vak Pak Builders Supply, Inc.	June 2021	1	June 2021
Pool Source, LLC	April 2021	1	April - June 2021
TWC Distributors, Inc.	December 2020	10	January - June 2021
Jet Line Products, Inc.	October 2020	9	January - June 2021
Northeastern Swimming Pool Distributors, Inc.	September 2020	2	January - June 2021
Master Tile Network LLC	February 2020	4	January - May 2021 and February - May 2020

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2020, please refer to the discussion under the heading Three Months Ended June 30, 2021 Compared to Three Months Ended June 30, 2020.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2021	2020	Change
Net sales	$2,848.6	$1,958.1	$890.5	45%

Net sales for the first six months of 2021 increased 45% compared to the same period last year, while base business net sales increased 38%. During the first half of 2021, maintenance, refurbishment and construction activity remained strong as families created and expanded home-based outdoor living spaces. Through the second quarter of 2021, households continued to invest in outdoor living spaces, contributing to the robust demand for our products and yielding sales gains across nearly all categories.

The following factors benefited our sales (listed in order of estimated magnitude):

•strong demand for discretionary products, as evidenced by improvements in sales growth rates for product offerings such as equipment and building materials(see discussion below);
•increased demand for residential swimming pool maintenance supplies due to earlier pool openings and increased usage, as evidenced by improvements in sales growth rates to retail customers (see discussion below);
•market share gains, including those in building materials (see discussion below); and
•inflationary product cost increases of approximately 4% to 5% (compared to our historical average of 1% to 2%).

We believe that sales growth rates for certain product offerings, such as equipment, building materials and above-ground pools and spas evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first six months of 2021, sales for equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased approximately 45% compared to the same period last year. Equipment collectively represented 29% of net sales in the first six months of 2021. Sales of building materials grew 34% compared to the first six months of 2020 and represented approximately 11% of net sales in the first six months of 2021.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth or decline in these areas are reflected in the numbers above. In the first six months of 2021, sales to retail customers increased 26% and represented approximately 13% of our consolidated net sales. Sales to commercial customers increased 23% in the first six months of 2021, as business and leisure travel resumed in 2021 following COVID-19 related closures in 2020. Sales to commercial customers represented approximately 3% of our consolidated net sales in the first six months of 2021.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2021	2020	Change
Gross profit	$852.8	$563.1	$289.7	51%
Gross margin	29.9%	28.8%

Gross margin improved 110 basis points to 29.9% in the six months ended June 30, 2021 compared to 28.8% in the first six months of 2020. This improvement primarily reflects focused supply chain management initiatives to address inflation, with most of the year-to-date benefits realized in the second quarter of 2021. Also, with our increased purchase volumes, improvements in rates earned under our vendor programs benefited our gross margin compared to the same period in 2020.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2021	2020	Change
Selling and administrative expenses	$385.2	$314.7	$70.5	22%
Impairment of goodwill and other assets	—	6.9	(6.9)	(100)%
Operating expenses as a % of net sales	13.5%	16.4%

Operating expenses for the six months ended June 30, 2021 increased 20% compared to the first six months of 2020. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a long-term note, as collectability was impacted by the COVID-19 pandemic, and non-cash goodwill and intangibles impairment charges of $4.4 million, equal to the total goodwill and intangibles carrying amounts of our Australian reporting units. Without the impact of impairment charges in the prior year, operating expenses were up 22%, primarily due to growth-driven labor, facility and freight costs along with increased investments in technology and higher performance-based compensation.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2021 decreased $2.9 million compared to the same period last year. Our weighted average effective interest rate increased to 2.5% for the first six months of 2021 from 2.2% for the same period of 2020 on average outstanding debt of $387.1 million versus $493.6 million for the respective periods.

Income Taxes

Our effective income tax rate was 22.6% for the six months ended June 30, 2021 compared to 19.5% for the six months ended June 30, 2020. We recorded an $11.7 million, or $0.29 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2021 compared to a $14.2 million, or $0.34 per diluted share, tax benefit in the same period of 2020. Without the benefits from ASU 2016-09, our effective tax rate was 25.2% for the six months ended June 30, 2021 and 25.6% for the six months ended June 30, 2020.

Net Income and Earnings Per Share

Net income increased 90% to $358.4 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020. Adjusted net income for the first six months of 2021, without the prior year impact of non-cash impairments, net of tax, increased 84%. Earnings per diluted share increased to $8.78 for the six months ended June 30, 2021 versus $4.62 per diluted share for the six months ended June 30, 2020. Excluding the impact of non-cash impairments, net of tax, and tax benefits from ASU 2016-09 in both periods, adjusted diluted EPS increased 92% to $8.49 for the six months ended June 30, 2021 compared to $4.43 for the six months ended June 30, 2020. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

Adjusted Income Statement Information
We have included adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures, as supplemental disclosures, because we believe these measures are useful to investors and others in assessing our year-over-year operating performance.
Adjusted net income and adjusted diluted EPS are key measures used by management to demonstrate the impact of our non-cash and non-recurring charges and to provide investors and others with additional information about our potential future operating performance to supplement GAAP measures.
We believe these measures should be considered in addition to, not as a substitute for, net income and diluted EPS presented in accordance with GAAP, respectively, and in the context of our other disclosures within this Form 10-Q. Other companies may calculate these non-GAAP financial measures differently than we do, which may limit their usefulness as comparative measures.

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Six Months Ended
(in thousands)	June 30,
	2021	2020
Net income	$358,350	$188,467
Impairment of goodwill and other assets	—	6,944
Tax impact on impairment of long-term note (1)	—	(654)
Adjusted net income	$358,350	$194,757
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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Six Months Ended
	June 30,
	2021	2020
Diluted EPS	$8.78	$4.62
After-tax non-cash impairment charges	—	0.15
Adjusted diluted EPS excluding after-tax non-cash impairment charges	8.78	4.77
ASU 2016-09 tax benefit	(0.29)	(0.34)
Adjusted diluted EPS excluding after-tax non-cash impairment charges and tax benefit	$8.49	$4.43

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2021, the four quarters of 2020 and the third and fourth quarters of 2019.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry (and recent pandemic-driven increased demand for our products), the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends.

(Unaudited)	QUARTER
(in thousands)	2021		2020				2019
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,787,833	$1,060,745	$839,261	$1,139,229	$1,280,846	$677,288	$582,234	$898,500
Gross profit	551,685	301,131	239,095	328,698	373,481	189,629	162,050	257,931
Operating income	338,586	129,031	74,351	148,233	205,857	35,588	25,798	104,540
Net income	259,695	98,655	59,174	119,098	157,555	30,912	18,024	79,525

Balance Sheet Data
Total receivables, net	$585,566	$487,602	$289,200	$366,412	$453,405	$345,915	$226,539	$307,798
Product inventories, net	894,654	977,228	780,989	612,824	628,418	858,190	702,274	616,217
Accounts payable	439,453	634,998	266,753	268,412	346,272	517,620	261,963	214,309
Total debt	423,116	433,171	416,018	339,934	438,804	586,050	511,407	547,560

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2021 and 2020 Results

Overall, varied weather conditions in the second quarter of 2021 favorably impacted our sales growth. While the southern states saw mild temperatures and above average precipitation, the western states, particularly California, experienced severely high temperatures and drought. The average U.S. temperature in June was the hottest on record in 127 years. Comparatively, in the second quarter of 2020, we observed generally mild weather conditions with warmer weather throughout the western United States.

Sales in the first quarter of 2021 benefited from generally mild weather conditions throughout the contiguous United States. In February 2021, Texas experienced the most costly winter storm event on record for the United States, which damaged many swimming pools and added to the existing, strong replacement opportunity in that market. In contrast, sales in the first quarter of 2020 benefited from much above-average temperatures throughout the United States, particularly in the southern United States.

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

As of June 30, 2021, our average total leverage ratio equaled 0.53 compared to 0.69 as of March 31, 2021. Our strong operating results and cash flow from operations in 2020 and through the second quarter of 2021 enabled us to reduce our debt balances. We expect our average total leverage ratio through the third quarter of 2021 will continue to be below our above-mentioned target range.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2021	2020
Operating activities	$187,228	$221,200
Investing activities	(32,495)	(26,742)
Financing activities	(131,061)	(177,794)

Net cash provided by operations of $187.2 million for the first six months of 2021 decreased $34.0 million compared to the first six months of 2020, reflecting our supply chain investments in inventory and higher income tax payments in 2021.
Net cash used in investing activities for the first six months of 2021 increased compared to the first six months of 2020 primarily due to increases in cash used for the acquisition of businesses and other capital expenditures following the delay in capital spending at this time last year due to the onset of the COVID-19 pandemic.
Net cash used in financing activities was $131.1 million for the first six months of 2021 compared to $177.8 million for the first six months of 2020, which reflects a $79.7 million decrease in net debt payments, additional share repurchases of $19.9 million and an increase in dividends paid of $10.1 million during the first six months of 2021.

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
At June 30, 2021, there was $152.4 million outstanding, a $4.8 million standby letter of credit outstanding and $592.8 million available for borrowing under the Credit Facility.  We pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of June 30, 2021 was approximately 2.2%, excluding commitment fees.
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
At June 30, 2021, there was $171.1 million outstanding under the Term Facility with a weighted average effective interest rate of 2.9%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2021, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2021, our average total leverage ratio equaled 0.53 (compared to 0.69 as of March 31, 2021) and the TTM average total debt amount used in this calculation was $387.3 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2021, our fixed charge ratio equaled 10.48 (compared to 9.00 as of March 31, 2021) and TTM Rental Expense was $67.8 million.

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
At June 30, 2021, there was $90.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of June 30, 2021, we had three interest rate swap contracts in place, two of which became effective on November 20, 2020, and terminate on September 29, 2022. These swap contracts were previously forward-starting and convert the variable interest rates on our variable rate borrowings to fixed interest rates of 2.0925% and 1.5500% on notional amounts of $75.0 million each. The third interest rate swap contract currently in place became effective on February 26, 2021, and terminates on February 28, 2025. This swap contract was previously forward-starting and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.3800% on a notional amount of $150.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rate plus the applicable margin on our variable rate borrowings.
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

Compliance and Future Availability
As of June 30, 2021, we believe we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2020 Annual Report on Form 10-K and in Part I, Item 1 of this Form 10-Q.
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
As of July 26, 2021, $528.3 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the six months ended June 30, 2021 from what we reported in our 2020 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2020 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the six months ended June 30, 2021 from what we reported in our 2020 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2020 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2021, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of June 30, 2021, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2021	10,634	$340.53	10,634	$107,378,609
May 1-31, 2020	—	$—	—	$557,378,609
June 1-30, 2021	33,929	$442.02	33,929	$542,381,348
Total	44,563	$417.80	44,563
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. No shares were surrendered for this purpose in the second quarter of 2021.
(2)In May 2021, our Board authorized an additional $450.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices. As of July 26, 2021, $528.3 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and six months ended June 30, 2021 and June 30, 2020;
2.Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and June 30, 2020;
3.Consolidated Balance Sheets at June 30, 2021, December 31, 2020 and June 30, 2020;
4.Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2021 and June 30, 2020;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2021 and June 30, 2020; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2021.

POOL CORPORATION

By:	/s/ Mark W. Joslin
Mark W. Joslin
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant