Form 10-Q
period 2021-09-30
POOL CORP
filed 2021-10-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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

As of October 25, 2021, there were 40,087,971 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2021

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	$1,411,448	$1,139,229	$4,260,027	$3,097,362
Cost of sales	969,549	810,531	2,965,311	2,205,555
Gross profit	441,899	328,698	1,294,716	891,807
Selling and administrative expenses	206,023	180,465	591,223	495,186
(Recovery) impairment of goodwill and other assets	(1,400)	—	(1,400)	6,944
Operating income	237,276	148,233	704,893	389,677
Interest and other non-operating expenses, net	2,317	1,861	6,862	9,292
Income before income taxes and equity earnings	234,959	146,372	698,031	380,385
Provision for income taxes	50,386	27,360	155,240	73,068
Equity earnings in unconsolidated investments, net	92	86	224	248
Net income	$184,665	$119,098	$543,015	$307,565

Earnings per share:
Basic	$4.60	$2.97	$13.53	$7.68
Diluted	$4.54	$2.92	$13.32	$7.53
Weighted average shares outstanding:
Basic	40,101	40,123	40,146	40,073
Diluted	40,691	40,839	40,766	40,849

Cash dividends declared per common share	$0.80	$0.58	$2.18	$1.71

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$184,665	$119,098	$543,015	$307,565
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(3,555)	2,976	(3,522)	(320)
Change in unrealized gains (losses) on interest rate swaps, net of change in taxes of $(491), $(51), $(2,818), and $3,641	1,473	154	8,453	(10,923)
Total other comprehensive (loss) income	(2,082)	3,130	4,931	(11,243)
Comprehensive income	$182,583	$122,228	$547,946	$296,322

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2021	2020	2020 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$83,475	$74,749	$34,128
Receivables, net	174,987	135,555	122,252
Receivables pledged under receivables facility	301,163	230,857	166,948
Product inventories, net	1,043,407	612,824	780,989
Prepaid expenses and other current assets	23,368	12,696	17,610
Total current assets	1,626,400	1,066,681	1,121,927

Property and equipment, net	111,339	109,086	108,241
Goodwill	281,300	199,360	268,167
Other intangible assets, net	12,067	10,522	12,181
Equity interest investments	1,242	1,314	1,292
Operating lease assets	221,007	180,230	205,875
Other assets	28,878	20,396	21,987
Total assets	$2,282,233	$1,587,589	$1,739,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$414,156	$268,412	$266,753
Accrued expenses and other current liabilities	231,794	145,420	143,694
Short-term borrowings and current portion of long-term debt	10,744	11,709	11,869
Current operating lease liabilities	65,442	56,977	60,933
Total current liabilities	722,136	482,518	483,249

Deferred income taxes	30,275	29,476	27,653
Long-term debt, net	352,075	328,225	404,149
Other long-term liabilities	34,176	32,846	38,261
Non-current operating lease liabilities	158,359	125,023	146,888
Total liabilities	1,297,021	998,088	1,100,200

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,079,584, 40,153,287 and 40,232,210 shares issued and outstanding at September 30, 2021, September 30, 2020 and December 31, 2020, respectively	40	40	40
Additional paid-in capital	542,858	513,030	519,579
Retained earnings	451,401	98,033	133,870
Accumulated other comprehensive loss	(9,087)	(21,602)	(14,019)
Total stockholders’ equity	985,212	589,501	639,470
Total liabilities and stockholders’ equity	$2,282,233	$1,587,589	$1,739,670
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2021	2020
Operating activities
Net income	$543,015	$307,565
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	21,027	20,979
Amortization	1,064	975
Share-based compensation	11,755	11,095
Equity earnings in unconsolidated investments, net	(224)	(248)
Impairment of goodwill and other assets	—	6,944
Other	5,256	1,092
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(186,772)	(135,129)
Product inventories	(267,341)	99,767
Prepaid expenses and other assets	(22,674)	311
Accounts payable	146,616	3,385
Accrued expenses and other current liabilities	107,343	72,178
Net cash provided by operating activities	359,065	388,914

Investing activities
Acquisition of businesses, net of cash acquired	(17,887)	(24,655)
Purchases of property and equipment, net of sale proceeds	(24,223)	(16,897)
Net cash used in investing activities	(42,110)	(41,552)

Financing activities
Proceeds from revolving line of credit	791,508	749,840
Payments on revolving line of credit	(730,277)	(909,637)
Proceeds from asset-backed financing	310,000	261,700
Payments on asset-backed financing	(415,000)	(266,700)
Payments on term facility	(6,938)	(6,938)
Proceeds from short-term borrowings and current portion of long-term debt	7,880	13,255
Payments on short-term borrowings and current portion of long-term debt	(9,006)	(13,291)
Payments of deferred financing costs	(1,610)	(12)
Payments of deferred and contingent acquisition consideration	(362)	(281)
Proceeds from stock issued under share-based compensation plans	11,524	16,696
Payments of cash dividends	(87,509)	(68,599)
Purchases of treasury stock	(137,975)	(76,194)
Net cash used in financing activities	(267,765)	(300,161)
Effect of exchange rate changes on cash and cash equivalents	157	(1,035)
Change in cash and cash equivalents	49,347	46,166
Cash and cash equivalents at beginning of period	34,128	28,583
Cash and cash equivalents at end of period	$83,475	$74,749

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470
Net income	—	—	—	98,655	—	98,655
Foreign currency translation	—	—	—	—	(1,268)	(1,268)
Interest rate swaps, net of the change in taxes of $(3,046)	—	—	—	—	9,137	9,137
Repurchases of common stock, net of retirements	(215)	—	—	(71,516)	—	(71,516)
Share-based compensation	—	—	3,837	—	—	3,837
Issuance of stock under share-based compensation plans	69	—	2,912	—	—	2,912
Declaration of cash dividends	—	—	—	(23,299)	—	(23,299)
Balance at March 31, 2021	40,086	40	526,328	137,710	(6,150)	657,928
Net income	—	—	—	259,695	—	259,695
Foreign currency translation	—	—	—	—	1,302	1,302
Interest rate swaps, net of the change in taxes of $719	—	—	—	—	(2,157)	(2,157)
Repurchases of common stock, net of retirements	(45)	—	—	(18,619)	—	(18,619)
Share-based compensation	—	—	3,712	—	—	3,712
Issuance of stock under share-based compensation plans	90	—	5,006	—	—	5,006
Declaration of cash dividends	—	—	—	(32,119)	—	(32,119)
Balance at June 30, 2021	40,131	40	535,046	346,667	(7,005)	874,748
Net income	—	—	—	184,665	—	184,665
Foreign currency translation	—	—	—	—	(3,555)	(3,555)
Interest rate swaps, net of the change in taxes of $(491)	—	—	—	—	1,473	1,473
Repurchases of common stock, net of retirements	(100)	—	—	(47,840)	—	(47,840)
Share-based compensation	—	—	4,206	—	—	4,206
Issuance of stock under share-based compensation plans	49	—	3,606	—	—	3,606
Declaration of cash dividends	—	—	—	(32,091)	—	(32,091)
Balance at September 30, 2021	40,080	$40	$542,858	$451,401	$(9,087)	$985,212

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2019	40,074	$40	$485,239	$(64,740)	$(10,359)	$410,180
Net income	—	—	—	30,912	—	30,912
Foreign currency translation	—	—	—	—	(5,430)	(5,430)
Interest rate swaps, net of the change in taxes of $2,837	—	—	—	—	(8,510)	(8,510)
Repurchases of common stock, net of retirements	(362)	—	—	(66,619)	—	(66,619)
Share-based compensation	—	—	3,654	—	—	3,654
Issuance of stock under share-based compensation plans	219	—	6,358	—	—	6,358
Declaration of cash dividends	—	—	—	(22,147)	—	(22,147)
Balance at March 31, 2020	39,931	40	495,251	(122,594)	(24,299)	348,398
Net income	—	—	—	157,555	—	157,555
Foreign currency translation	—	—	—	—	2,134	2,134
Interest rate swaps, net of the change in taxes of $855	—	—	—	—	(2,567)	(2,567)
Repurchases of common stock, net of retirements	(19)	—	—	(3,584)	—	(3,584)
Share-based compensation	—	—	3,567	—	—	3,567
Issuance of stock under share-based compensation plans	130	—	4,453	—	—	4,453
Declaration of cash dividends	—	—	—	(23,165)	—	(23,165)
Balance at June 30, 2020	40,042	40	503,271	8,212	(24,732)	486,791
Net income	—	—	—	119,098	—	119,098
Foreign currency translation	—	—	—	—	2,976	2,976
Interest rate swaps, net of the change in taxes of $(51)	—	—	—	—	154	154
Repurchases of common stock, net of retirements	(20)	—	—	(5,990)	—	(5,990)
Share-based compensation	—	—	3,874	—	—	3,874
Issuance of stock under share-based compensation plans	131	—	5,885	—	—	5,885
Declaration of cash dividends	—	—	—	(23,287)	—	(23,287)
Balance at September 30, 2020	40,153	$40	$513,030	$98,033	$(21,602)	$589,501

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

A description of our significant accounting policies is included in our 2020 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2020 Annual Report on Form 10-K.  The results for our three and nine month periods ended September 30, 2021 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2021.

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

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $4.2 million in the third quarter of 2021 compared to $8.5 million in the third quarter of 2020 and $15.9 million in the nine months ended September 30, 2021 compared to $22.6 million in the nine months ended September 30, 2020.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of September 30, 2021, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.7 billion and cumulative dividends of $758.3 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2021	2020	2020
Foreign currency translation adjustments	$(8,437)	$(10,447)	$(4,917)
Unrealized losses on interest rate swaps, net of tax	(650)	(11,155)	(9,102)
Accumulated other comprehensive loss	$(9,087)	$(21,602)	$(14,019)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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

The table below presents the computation of EPS, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except EPS):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$184,665	$119,098	$543,015	$307,565

Weighted average shares outstanding:
Basic	40,101	40,123	40,146	40,073
Effect of dilutive securities:
Stock options and employee stock purchase plan	590	716	620	776
Diluted	40,691	40,839	40,766	40,849

Earnings per share:
Basic	$4.60	$2.97	$13.53	$7.68
Diluted	$4.54	$2.92	$13.32	$7.53

Anti-dilutive stock options excluded from diluted earnings per share computations	—	—	—	—

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at September 30,
	2021	2020
Level 2
Unrealized gains on interest rate swaps	$5,488	$—
Unrealized losses on interest rate swaps	6,308	14,828

Level 3
Contingent consideration liabilities	$983	$869

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

For the interest rate swap contracts in effect at September 30, 2021, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the nine-month period ended September 30, 2021.

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets, including long-lived assets, goodwill and intangible assets, are recorded at fair value on a nonrecurring basis as a result of impairment charges or business combinations. In the nine months ended September 30, 2021, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2021	2020
Variable rate debt
Short-term borrowings	$—	$—
Current portion of long-term debt:
Australian credit facility	10,744	11,709
Short-term borrowings and current portion of long-term debt	10,744	11,709

Long-term portion:
Revolving credit facility	170,255	40,876
Term facility	168,812	178,062
Receivables securitization facility	15,000	110,000
Less: financing costs, net	1,992	713
Long-term debt, net	352,075	328,225
Total debt	$362,819	$339,934

Revolving Credit Facility

On September 27, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent (the “Agent”), and certain other lenders party thereto. The Credit Agreement amended and restated the predecessor senior credit facility (as amended, the “Credit Facility”) principally by increasing the total borrowing capacity from $750.0 million to $1.0 billion through the addition of a delayed-draw term loan facility of $250.0 million. Under this term loan facility, we may draw term loans at any time prior to March 25, 2022. Any such term loans would require quarterly amortization payments aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on September 25, 2026. All other terms of any such term loans would be substantially similar to those governing revolving credit loans under the Credit Agreement.

In addition, the Credit Agreement further amended and restated the Credit Facility in the following ways:
•extending the maturity of the Credit Facility from September 29, 2022 to September 25, 2026;
•making available lower interest rates;
•increasing the amount of incremental facility commitments that we can request from $75.0 million to $250.0 million; and
•providing additional capacity under certain negative covenants related to indebtedness, liens, investments, acquisitions, share repurchases and dividends.

All obligations under the Credit Agreement continue to be guaranteed on an unsecured basis by substantially all of our existing and future domestic subsidiaries. The Credit Agreement also continues to contain various customary affirmative and negative covenants and events of default. The occurrence of any of these events of default would permit the lenders to, among other things, require immediate payment of all amounts outstanding under the Credit Agreement.

Revolving borrowings under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the highest of (i) the Agent's prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) (a) prior to the USD LIBOR Transition Date, the Adjusted Eurocurrency Rate for Dollars for a one-month term in effect on such day plus 1.00% and (b) on and after the USD LIBOR Transition Date, Daily Simple RFR for Dollars in effect on such day plus 1.00%; or
b.(i) prior to the USD LIBOR Transition Date, the Eurocurrency Rate and (ii) on or after the USD LIBOR Transition Date or a Benchmark Transition Event, the applicable Benchmark Replacement.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the Canadian Dealer Offered Rate (“CDOR”) plus 1.00%; or
b.CDOR.

Borrowings by the Euro Borrower bear interest at the Eurocurrency rate plus an applicable margin.

Borrowings under any swingline loans under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:
a.the LIBOR Market Index Rate; or
b.a base rate, which is the highest of (i) the Agent's prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) (a) prior to the USD LIBOR Transition Date, the Adjusted Eurocurrency Rate for Dollars for a one-month term in effect on such day plus 1.00% and (b) on and after the USD LIBOR Transition Date, Daily Simple RFR for Dollars in effect on such day plus 1.00%.

The interest rate margins on borrowings and letters of credit issued under the Credit Agreement are based on our leverage ratio and will range from 0.000% to 0.425% on Base Rate and Canadian Base Rate loans and from 0.910% to 1.425% on CDOR, LIBOR and swingline loans (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Credit Agreement). We are also required to pay an annual facility fee with respect to the lenders' aggregate revolving credit commitment, the amount of which is based on our leverage ratio.

Term Facility

On October 12, 2021, we entered into the First Amendment to the Credit Agreement (as amended, the “Term Facility Agreement”) among us, as Borrower and Bank of America, N.A., as the Lender. Among other items, the amendment provides additional capacity under certain negative covenants related to indebtedness, liens, investments, acquisitions, share repurchases and dividends.

All obligations under the Term Facility Agreement, which matures on December 30, 2026, continue to be guaranteed on an unsecured basis by substantially all of our existing and future domestic subsidiaries. The Term Facility Agreement also continues to contain various customary affirmative and negative covenants and events of default. The occurrence of any of these events of default would permit the lenders to, among other things, require immediate payment of all amounts outstanding under the Term Facility Agreement.

Borrowings under the term loan facility (the “Term Facility”) available under the Term Facility Agreement bear interest, at our option, at either of the following and, in each case, plus an applicable margin:
a.a base rate, which is the greatest of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus 0.50%, (ii) Bank of America's prime rate, or (iii) the Eurodollar Rate (defined below) plus 1.00%; or
b.the Eurodollar Rate, which is the greater of (i) the rate per annum equal to the USD LIBOR as administered by the ICE Benchmark Administration, or a comparable or successor administrator approved by the Lender or (ii) a floor rate specified in the Term Facility Agreement.

The interest rate margins on the borrowings under the Term Facility Agreement are based on our leverage ratio and will range from 0.000% to 0.625% on Base Rate borrowings and 1.000% to 1.625% on Eurodollar Rate borrowings (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Term Facility Agreement).

Receivables Securitization Facility

Our accounts receivable securitization facility (the “Receivables Facility”) provides for the sale of certain of our receivables to a wholly owned subsidiary (the “Securitization Subsidiary”). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

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

Financial Covenants

Following their recent amendments, the Credit Facility and Term Facility continue to require us to maintain a maximum average total leverage ratio and a minimum fixed charge coverage ratio consistent with the terms in effect prior to the amendment.

As amended, the Credit Facility and Term Facility limit the declaration and payment of dividends on our common stock to a manner consistent with past practice, provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  We may declare and pay quarterly dividends so long as (i) the amount per share of such dividends is not greater than the most recently publicly announced amount dividends per share and (ii) our Average Total Leverage Ratio is less than 3.25 to 1.00 both immediately before and after giving pro forma effect to such dividends. Under the Credit Facility and Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 3.25 to 1.00.

Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of any of our debt facilities could result in higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

As of September 30, 2021, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.

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

We are designated as an essential business in almost all of our markets. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. In limited instances, we have had to close facilities as a result of government regulations, as well as COVID-19 cases. The direct impact of any closures to date have not had a material impact on our operations.

Beginning in the middle of March 2020, when stay-at-home orders related to the COVID-19 pandemic were initially issued, we experienced sales declines across most markets. As stay-at-home restrictions eased in late April through early May, our business not only rebounded, but accelerated. Throughout the remainder of 2020, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand existing home-based outdoor living and entertainment spaces, and these trends have continued in 2021 to date. While this trend has had a positive impact on our financial performance over the past year and a half, it is unclear what the long-term impact will be. In addition, governmental restrictions in 2020 had a material impact on some of our customers, limiting their ability to operate in certain geographies for a short period of time.

Our balance sheet is strong with low leverage and sufficient access to additional capital. Supply disruptions have largely been limited to categories with the greatest demand (including heat-related equipment, chemicals, in-ground swimming pools and above-ground swimming pools) and have not had a material impact on our net sales. Beginning in the second quarter of 2021 and continuing through the third quarter, we have made significant investments in inventory to support increased demand and help manage potential supply chain disruptions that could negatively impact customer service. Continued impacts from the COVID-19 pandemic, coupled with heightened demand, could adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied.

Given the uncertainties caused by the COVID-19 pandemic in 2020, we reduced capital expenditures and operating costs for labor, fuel, utilities, advertising, meetings, travel and entertainment. Capital expenditures in 2020 were $21.7 million or approximately 65% of 2019 capital expenditures. Although we have increased our capital spending in 2021, we expect our capital expenditures for the year to be lower than our historical average of 1.0% of net sales due to our significant sales growth. Our expense growth through the third quarter of 2021 was partially offset by lower discretionary spending for advertising, meetings, travel and entertainment, which we expect to continue through the end of the year as business travel activity lagged in the third quarter of 2021 with the onset of the Delta variant.

The health, safety and security of our employees has been, and remains, our highest priority. We have adapted our operations and implemented a number of measures to facilitate a safer sales center environment for both our customers and employees, which includes following best practices and guidelines from the Centers for Disease Control and Prevention (CDC). We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices in 2020, and we continue to evaluate and maintain them.

We expect the impact of the pandemic on our business and financial results in 2021 will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, the re-institution of governmental actions that could restrict the activities of our customers, vendors or employees, the possibility of additional subsequent outbreaks, the sustainability of current home-centric trends and other changes in customer and supplier behavior in response to the pandemic.

Financial Results

In the third quarter of 2021, net sales increased 24% to $1.4 billion compared to $1.1 billion in the third quarter of 2020, while base business sales grew 19%. This growth is on top of 27% growth in the third quarter of last year, bringing our year-to-date net sales growth to $1.2 billion. Our sales continued to benefit from elevated demand for outdoor living products along with favorable weather conditions. Our rigorous commitment to operating efficiency and capacity creation, along with our strategic focus on inventory purchases to serve demand has allowed us to fulfill our customers' high volumes.
Gross profit increased 34% to $441.9 million in the third quarter of 2021 from $328.7 million in the same period of 2020. Base business gross profit improved 29% over the third quarter of 2020. Gross margin increased 240 basis points to 31.3% in the third quarter of 2021 compared to 28.9% in the third quarter of 2020, while base business gross margin increased 250 basis points, primarily reflecting benefits from our supply chain management initiatives.

Selling and administrative expenses (operating expenses), including the recovery of goodwill and other assets, increased 13% to $204.6 million in the third quarter of 2021 compared to $180.5 million in the third quarter of 2020, while base business operating expenses grew 7%, primarily due to growth-driven labor, facility and freight costs, along with increased investments in technology. In the third quarter of 2021, we recovered $1.4 million of a $2.5 million note impairment recorded in the first quarter of 2020. As a percentage of net sales, operating expenses decreased to 14.5% in the third quarter of 2021 compared to 15.8% in the same period of 2020, reflecting continued strong expense control.
Operating income in the third quarter of 2021 increased 60% to $237.3 million compared to $148.2 million in the same period in 2020. Operating margin was 16.8% in the third quarter of 2021 compared to 13.0% in the third quarter of 2020 while base business operating margin was 17.1%, up 410 basis points from the prior year period.
We recorded a $4.2 million, or $0.10 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2021, compared to a tax benefit of $8.5 million, or $0.21 per diluted share, realized in the same period of 2020.
Net income increased 55% to $184.7 million in the third quarter of 2021 compared to $119.1 million in the third quarter of 2020. Earnings per diluted share increased 55% to $4.54 in the third quarter of 2021 compared to $2.92 in the same period of 2020. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 64% to $4.44 in the third quarter of 2021 compared to $2.71 in the third quarter of 2020.

References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of September 30, 2021, total net receivables, including pledged receivables, increased 30% compared to September 30, 2020, primarily driven by our sales growth and recent acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 25.7 days at September 30, 2021 and 27.6 days at September 30, 2020. Our allowance for doubtful accounts balance was $5.4 million at September 30, 2021 and $5.3 million at September 30, 2020.

Net inventory levels increased 70% compared to levels at September 30, 2020. Our inventory balance has increased as we have made significant investments in inventory throughout the year to support elevated demand and help manage potential supply chain disruptions that could negatively impact customer service. Our inventory reserve was $15.7 million at September 30, 2021 and $11.4 million at September 30, 2020. Our inventory turns, as calculated on a trailing four quarters basis, were 3.8 times at September 30, 2021 and 3.7 times at September 30, 2020.

Accrued expenses and other current liabilities increased 59% compared to September 30, 2020, primarily due to higher income tax payables. As allowed for companies impacted by Hurricane Ida, we deferred our 2021 third quarter estimated federal tax payment of $56.0 million, which will be paid in January 2022.

Total debt outstanding at September 30, 2021 was $362.8 million, up 7% compared to total debt at September 30, 2020. We have used debt proceeds over the past 12 months primarily to fund business-driven working capital growth, acquisitions, payments of cash dividends and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2020, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Upon reporting our results through the third quarter of 2021, we increased our 2021 diluted EPS guidance range to $14.85 to $15.35, including the impact of year-to-date tax benefits of $0.39. Our previous 2021 earnings guidance range disclosed in our Second Quarter 2021 Quarterly Report on Form 10-Q was $13.75 to $14.25, including tax benefits of $0.29 for the first six months of 2021. We increased our range based on exceeding our third quarter expectations, along with expected continued gross margin improvement through the end of 2021. Our 2021 earnings guidance range assumes average weather conditions and no adverse impacts from a resurgence of COVID-19 and related government responses.

We project net sales growth for 2021 to exceed 30% based on expectations of continued elevated demand trends, a solid backlog of customer projects and inflationary benefits. We estimate that sales will be favorably impacted by inflationary product cost increases of 6% to 7% (above our historical average of 1% to 2%), which we began to realize in the second quarter of 2021. Inflationary product costs had a greater impact in the third quarter of 2021, and we expect this to continue through the end of the year. Impacts from the COVID-19 pandemic, coupled with heightened demand, could adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied. To address known and anticipated supply chain constraints, beginning in the second quarter of 2021 and into the third quarter, we have made significant investments in inventory in product areas where we forecasted continued high demand. Our strong inventory position has allowed us to gain share and to continue to provide exceptional service in a high demand and tight supply chain environment.

Based on our supply chain management efforts implemented during the second quarter of 2021, coupled with the current inflationary environment, we believe gross margin for the full year of 2021 has the potential to increase more than 170 basis points compared to the full year of 2020.

We expect operating expenses to reflect inflationary increases and incremental costs to support our sales growth expectations. Combined with purposeful expense management, we believe this will drive operating margin improvement of 350 basis points for the full year of 2021 compared to 2020. We expect performance-based compensation for the full year of 2021 to increase approximately $15 million from 2020 due to our projected 2021 net sales growth with most of this increase recognized through the third quarter of 2021 based on year-to-date results.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2021 will approximate 25.0%, which is consistent with 2020. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $15.9 million, or $0.39 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2021. We may recognize additional tax benefits related to stock option exercises in 2021 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized as of September 30, 2021.

We have made significant investments in inventory throughout the year to support increased demand and help manage potential supply chain disruptions that could negatively impact customer service. While these investments will negatively impact our cash provided by operations in 2021, we believe that our investments in inventory will provide benefits to our customers and favorably impact our gross margin through the end of this year and into at least the first quarter of next year. We expect to continue to use cash to fund opportunistic share repurchases through the remainder of 2021. We also expect to use cash for the payment of cash dividends as and when declared by our Board of Directors (the Board).

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, as based on several assumptions, and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of September 30, 2021, we conducted operations through 409 sales centers in North America, Europe and Australia. For the nine months ended September 30, 2021, approximately 94% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.7	71.1	69.6	71.2
Gross profit	31.3	28.9	30.4	28.8
Selling and administrative expenses	14.6	15.8	13.9	16.0
(Recovery) impairment of goodwill and other assets	(0.1)	—	—	0.2
Operating income	16.8	13.0	16.5	12.6
Interest and other non-operating expenses, net	0.2	0.2	0.2	0.3
Income before income taxes and equity earnings	16.6%	12.8%	16.4%	12.3%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity earnings.

We have included the results of operations from acquisitions in 2021 and 2020 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2021	2020	2021	2020	2021	2020
Net sales	$1,348,758	$1,136,946	$62,690	$2,283	$1,411,448	$1,139,229

Gross profit	423,238	328,140	18,661	558	441,899	328,698
Gross margin	31.4%	28.9%	29.8%	24.4%	31.3%	28.9%

Operating expenses (1)	192,061	179,990	12,562	475	204,623	180,465
Expenses as a % of net sales	14.2%	15.8%	20.0%	20.8%	14.5%	15.8%

Operating income (1)	231,177	148,150	6,099	83	237,276	148,233
Operating margin	17.1%	13.0%	9.7%	3.6%	16.8%	13.0%
(1)Base business and total reflect a $1.4 million recovery of goodwill and other assets in 2021.

In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Vak Pak Builders Supply, Inc.	June 2021	1	July - September 2021
Pool Source, LLC	April 2021	1	July - September 2021
TWC Distributors, Inc.	December 2020	10	July - September 2021
Jet Line Products, Inc.	October 2020	9	July - September 2021
Northeastern Swimming Pool Distributors, Inc.	September 2020	2	July - September 2021 and September 2020

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

The table below summarizes the changes in our sales center count during the first nine months of 2021:

December 31, 2020	398
Acquired locations	2
New locations	10
Consolidated location	(1)
September 30, 2021	409

Net Sales

	Three Months Ended
	September 30,
(in millions)	2021	2020	Change
Net sales	$1,411.4	$1,139.2	$272.2	24%

Net sales increased 24% in the third quarter of 2021 compared to the third quarter of 2020, while base business net sales grew 19% over the same period. Our sales in the third quarter of 2021 continued to benefit from elevated demand for our outdoor living products along with favorable weather conditions.

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
•inflationary product cost increases of approximately 7% (compared to our historical average of 1% to 2%); and
•5% sales growth from recent acquisitions.

Higher sales growth rates for certain product offerings, such as equipment and building materials, reflect increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the third quarter of 2021, sales for equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased 23% compared to the same period last year, and collectively represented approximately 28% of net sales for the period. Sales of building materials grew 24% compared to the third quarter of 2020 and represented approximately 12% of net sales in the third quarter of 2021.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth in these areas is reflected in the numbers in the paragraph above. Sales to retail customers increased 16% in the third quarter of 2021 compared to the third quarter of 2020 and represented approximately 11% of our net sales for the third quarter of 2021. Sales to commercial customers increased 25% in the third quarter of 2021 compared to the third quarter of 2020, as business and leisure travel improved in 2021 as public facilities reopened following COVID-19 related closures in 2020. Sales to commercial customers represented approximately 3% of our net sales for the third quarter of 2021.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2021	2020	Change
Gross profit	$441.9	$328.7	$113.2	34%
Gross margin	31.3%	28.9%

Gross margin increased 240 basis points to 31.3% in the third quarter of 2021 compared to 28.9% in the third quarter of 2020. Gross margin was favorably impacted by benefits from focused supply chain management initiatives during this inflationary environment and improvements in rates earned under our vendor programs due to increased inventory purchases.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2021	2020	Change
Selling and administrative expenses	$206.0	$180.5	$25.5	14%
Recovery of goodwill and other assets	(1.4)	—	(1.4)	(100)%
Operating expenses as a % of net sales	14.5%	15.8%

Operating expenses, including the recovery of goodwill and other assets, increased 13% in the third quarter of 2021 compared to the third quarter of 2020, while base business operating expenses grew 7%, primarily due to growth-driven labor, facility and freight costs along with increased investments in technology. In the third quarter of 2021, we recovered $1.4 million of a $2.5 million note impairment recorded in the first quarter of 2020. As a percentage of net sales, operating expenses decreased to 14.5% in the third quarter of 2021 compared to 15.8% in the same period of 2020, reflecting continued strong expense control.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2021 increased $0.5 million compared to the third quarter of 2020. Our weighted average effective interest rate increased to 2.8% for the third quarter of 2021 from 1.9% for the third quarter of 2020 on average outstanding debt of $354.3 million versus $331.5 million for the respective periods.

Income Taxes

Our effective income tax rate was 21.4% for the three months ended September 30, 2021 compared to 18.7% for the three months ended September 30, 2020. We recorded a $4.2 million tax benefit from ASU 2016-09 in the quarter ended September 30, 2021 compared to a tax benefit of $8.5 million realized in the same period last year. Without the benefits from ASU 2016-09, our effective tax rate was 23.2% for the third quarter of 2021 and 24.5% for the third quarter of 2020. Our third quarter effective income tax rate is typically lower compared to other quarters due to the timing of our accounting for uncertain tax positions, including the expiration of statutes of limitations.

Net Income and Earnings Per Share

Net income increased 55% to $184.7 million in the third quarter of 2021 compared to $119.1 million in the third quarter of 2020. Earnings per diluted share increased 55% to $4.54 in the third quarter of 2021 compared to $2.92 in the same period of 2020. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 64% to $4.44 in the third quarter of 2021 compared to $2.71 in the third quarter of 2020.

Nine Months Ended September 30, 2021 Compared to Nine Months Ended September 30, 2020
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,

	2021	2020	2021	2020	2021	2020
Net sales	$4,052,044	$3,091,270	$207,983	$6,092	$4,260,027	$3,097,362

Gross profit	1,237,728	889,494	56,988	2,313	1,294,716	891,807
Gross margin	30.5%	28.8%	27.4%	38.0%	30.4%	28.8%

Operating expenses (1)	549,913	500,196	39,910	1,934	589,823	502,130
Expenses as a % of net sales	13.6%	16.2%	19.2%	31.7%	13.8%	16.2%

Operating income (1)	687,815	389,298	17,078	379	704,893	389,677
Operating margin	17.0%	12.6%	8.2%	6.2%	16.5%	12.6%

(1)Base business and total reflect a $1.4 million recovery of goodwill and other assets in 2021 and $6.9 million of impairment from goodwill and other assets recorded in the first quarter of 2020.

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Vak Pak Builders Supply, Inc.	June 2021	1	June - September 2021
Pool Source, LLC	April 2021	1	April - September 2021
TWC Distributors, Inc.	December 2020	10	January - September 2021
Jet Line Products, Inc.	October 2020	9	January - September 2021
Northeastern Swimming Pool Distributors, Inc.	September 2020	2	January - September 2021 and September 2020
Master Tile Network LLC	February 2020	4	January - May 2021 and February - May 2020

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2020, please refer to the discussion under the heading Three Months Ended September 30, 2021 Compared to Three Months Ended September 30, 2020.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Change
Net sales	$4,260.0	$3,097.4	$1,162.6	38%

Net sales for the first nine months of 2021 increased 38% compared to the same period last year, while base business net sales increased 31%. During the first nine months of 2021, maintenance, refurbishment and construction activity remained strong as families continued to create and expand home-based outdoor living spaces. Through the third quarter of 2021, households continued to invest in outdoor living spaces, contributing to the robust demand for our products and yielding sales gains across nearly all categories.

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
•7% sales growth from recent acquisitions; and
•inflationary product cost increases of approximately 6% to 7% (compared to our historical average of 1% to 2%).

We believe that sales growth rates for certain product offerings, such as equipment, building materials and above-ground pools and spas, evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first nine months of 2021, sales for equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased approximately 39% compared to the same period last year. Equipment collectively represented 28% of net sales in the first nine months of 2021. Sales of building materials grew 30% compared to the first nine months of 2020 and represented approximately 11% of net sales in the first nine months of 2021.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth in these areas is reflected in the numbers in the paragraph above. In the first nine months of 2021, sales to retail customers increased 21% and represented approximately 13% of our consolidated net sales. Sales to commercial customers increased 24% in the first nine months of 2021, as business and leisure travel improved in 2021 as public facilities reopened following COVID-19 related closures in 2020. Sales to commercial customers represented approximately 3% of our consolidated net sales in the first nine months of 2021.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Change
Gross profit	$1,294.7	$891.8	$402.9	45%
Gross margin	30.4%	28.8%

Gross margin improved 160 basis points to 30.4% in the nine months ended September 30, 2021 compared to 28.8% in the first nine months of 2020. This improvement primarily reflects focused supply chain management initiatives to address inflation, with most of the year-to-date benefits realized in the second and third quarters of 2021. Also, with our increased purchase volumes, improvements in rates earned under our vendor programs benefited our gross margin compared to the same period in 2020.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2021	2020	Change
Selling and administrative expenses	$591.2	$495.2	$96.0	19%
(Recovery) impairment of goodwill and other assets	(1.4)	6.9	(8.3)	(120)%
Operating expenses as a % of net sales	13.8%	16.2%

Operating expenses, including the recovery of goodwill and other assets in 2021 and impairment in 2020, for the nine months ended September 30, 2021 increased 17% compared to the first nine months of 2020. In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a note and non-cash goodwill and intangibles impairment charges of $4.4 million. In the third quarter of 2021, we recovered $1.4 million of the previously impaired note. Without the impact of the recovery in 2021 and the prior year impairment charges, operating expenses were up 19%, primarily due to growth-driven labor, performance-based compensation, facility and freight costs along with increased investments in technology.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2021 decreased $2.4 million compared to the same period last year. Our weighted average effective interest rate increased to 2.6% for the first nine months of 2021 from 2.2% for the same period of 2020 on average outstanding debt of $376.2 million versus $439.4 million for the respective periods.

Income Taxes

Our effective income tax rate was 22.2% for the nine months ended September 30, 2021 compared to 19.2% for the nine months ended September 30, 2020. We recorded a $15.9 million, or $0.39 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2021 compared to a $22.6 million, or $0.55 per diluted share, tax benefit in the same period of 2020. Without the benefits from ASU 2016-09, our effective tax rate was 24.5% for the nine months ended September 30, 2021 and 25.2% for the nine months ended September 30, 2020.

Net Income and Earnings Per Share

Net income increased 77% to $543.0 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020. Adjusted net income for the first nine months of 2021, without the note recovery in 2021 and the prior year impact of non-cash impairments, both net of tax, increased 73%. Earnings per diluted share increased to $13.32 for the nine months ended September 30, 2021 versus $7.53 per diluted share for the nine months ended September 30, 2020. Adjusted diluted EPS (as calculated in the reconciliation below) increased 81% to $12.90 for the nine months ended September 30, 2021 compared to $7.13 for the nine months ended September 30, 2020. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

Adjusted Income Statement Information
We have included adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures, as supplemental disclosures, because we believe these measures are useful to investors and others in assessing our period-to-period operating performance.
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

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Nine Months Ended
(in thousands)	September 30,
	2021	2020
Net income	$543,015	$307,565
(Recovery) impairment of goodwill and other assets	(1,400)	6,944
Tax impact on (recovery) impairment of note (1)	351	(654)
Adjusted net income	$541,966	$313,855
(1)As described in our First Quarter 2020 Quarterly Report on Form 10-Q, our effective tax rate at March 31, 2020 was a 0.1% benefit. Excluding impairment from goodwill and intangibles and tax benefits from ASU 2016-09 recorded in the first quarter of 2020, our effective tax rate for the first quarter of 2020 was 25.4%, which we used to calculate the tax impact related to the $2.5 million note impairment.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Nine Months Ended
	September 30,
	2021	2020
Diluted EPS	$13.32	$7.53
After-tax non-cash (recovery) impairment charges	(0.03)	0.15
Adjusted diluted EPS excluding after-tax (recovery) impairment charges	13.29	7.68
ASU 2016-09 tax benefit	(0.39)	(0.55)
Adjusted diluted EPS excluding after-tax (recovery) impairment charges and tax benefit	$12.90	$7.13

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2021, the four quarters of 2020 and the fourth quarter of 2019.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  Due to the seasonal nature of our industry (and recent pandemic-driven increased demand for our products), the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends.

(Unaudited)	QUARTER
(in thousands)	2021			2020				2019
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,411,448	$1,787,833	$1,060,745	$839,261	$1,139,229	$1,280,846	$677,288	$582,234
Gross profit	441,899	551,685	301,131	239,095	328,698	373,481	189,629	162,050
Operating income	237,276	338,586	129,031	74,351	148,233	205,857	35,588	25,798
Net income	184,665	259,695	98,655	59,174	119,098	157,555	30,912	18,024

Balance Sheet Data
Total receivables, net	$476,150	$585,566	$487,602	$289,200	$366,412	$453,405	$345,915	$226,539
Product inventories, net	1,043,407	894,654	977,228	780,989	612,824	628,418	858,190	702,274
Accounts payable	414,156	439,453	634,998	266,753	268,412	346,272	517,620	261,963
Total debt	362,819	423,116	433,171	416,018	339,934	438,804	586,050	511,407

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2021 and 2020 Results

Generally favorable weather conditions benefited sales in the third quarter of 2021. Temperatures ranged from above-average to substantially above-average throughout most of the contiguous United States with September being the fifth warmest on record. Precipitation was below-average in most of the western half of the United States and normal to above-average in the eastern half. Likewise, results in the third quarter of 2020 were favorably impacted by above-average temperatures and below-average precipitation.

Overall, varied weather conditions in the second quarter of 2021 favorably impacted our sales growth. While the southern states saw mild temperatures and above-average precipitation, the western states, particularly California, experienced severely high temperatures and drought. The average U.S. temperature in June was the hottest on record in 127 years. Comparatively, in the second quarter of 2020, we observed generally mild weather conditions with warmer weather throughout the western United States.

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
•inventory and other operating expenses;
•strategic acquisitions executed opportunistically;
•payment of cash dividends as and when declared by our Board of Directors (Board);
•repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•repurchases of our common stock under our Board-authorized share repurchase program.

Capital expenditures were 0.6% of net sales in 2020, 1.0% of net sales in 2019 and 1.1% of net sales in 2018. Over the last five years, capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures in 2020 were lower than our historical average due to cost-saving measures implemented at the beginning of the COVID-19 pandemic. Although we have increased our capital spending in 2021, we expect our capital expenditures for the year to be lower than our historical average of 1.0% of net sales due to our significant sales growth.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2021	2020
Operating activities	$359,065	$388,914
Investing activities	(42,110)	(41,552)
Financing activities	(267,765)	(300,161)

Net cash provided by operations of $359.1 million for the first nine months of 2021 decreased $29.8 million compared to the first nine months of 2020, primarily reflecting our supply chain investments in inventory to enable us to continue to meet strong customer demand.
Net cash used in investing activities for the first nine months of 2021 increased slightly compared to the first nine months of 2020. Capital expenditures increased $7.3 million year-over year following the delay in capital spending last year due to the onset of the COVID-19 pandemic, while cash used for the acquisition of businesses decreased $6.8 million in the first nine months of 2021 compared to the first nine months of 2020.
Net cash used in financing activities was $267.8 million for the first nine months of 2021 compared to $300.2 million for the first nine months of 2020, which reflects a $119.9 million decrease in net debt payments, additional share repurchases of $61.8 million and an increase in dividends paid of $18.9 million during the first nine months of 2021.

Future Sources and Uses of Cash

Revolving Credit Facility

On September 27, 2021, we amended and restated our 2017 credit agreement (as amended, the “Credit Agreement”) to extend its maturity date from September 29, 2022 to September 25, 2026, and to increase our borrowing capacity from $750.0 million to $1.0 billion through the addition of a delayed-draw term loan facility of $250.0 million. Under this term loan facility, we may draw term loans at any time prior to March 25, 2022. Any such term loans would require quarterly amortization payments aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on September 25, 2026. All other terms of any such term loans would be substantially similar to those governing revolving credit loans under the Credit Agreement. Under the Credit Agreement, we continue to have access to a $750 million unsecured revolving credit facility (the “Credit Facility”) on substantially the same terms and subject to the same sublimits for swingline loans and standby letters of credit as in the past, other than the amendments described below.

The Credit Agreement further amended and restated the Credit Facility in the following ways:
•making available lower interest rates;
•increasing the amount of incremental facility commitments that we can request from $75.0 million to $250.0 million; and
•providing additional capacity under certain negative covenants related to indebtedness, liens, investments, acquisitions, share repurchases and dividends.

We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At September 30, 2021, there was $170.3 million outstanding, a $4.8 million standby letter of credit outstanding and $574.9 million available for borrowing under the Credit Facility.  Currently, we pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of September 30, 2021 was approximately 2.0%, excluding commitment fees.

Term Facility
On October 12, 2021, we amended our 2019 credit agreement (as amended, the “Term Facility Agreement”) among us, as Borrower, and Bank of America, N.A., as the Lender. Among other items, the amendment provides additional capacity under certain negative covenants related to indebtedness, liens, investments, acquisitions, share repurchases and dividends to match the recent changes to the covenants in the Credit Agreement. The term facility available under this Agreement (the “Term Facility”) provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. The Term Facility is repaid in quarterly amortization installments of 1.250% of the facility's debt balance. The total of quarterly amortization payments over the life of the facility will be equal to 33.75% of the Term Facility with the final principal payment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At September 30, 2021, there was $168.8 million outstanding under the Term Facility with a weighted average effective interest rate of 2.9%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

Receivables Securitization Facility

Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower cost form of financing, with a peak funding capacity of up to $295.0 million between May 1 and May 31, which includes an additional seasonal funding capacity that is available between March 1 and July 31. Other funding capacities range from $120.0 million to $275.0 million throughout the remaining months of the year. The Receivables Facility matures on November 1, 2021. We intend to amend the Receivables Facility on or ahead of its maturity date. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

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
At September 30, 2021, there was $15.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.8%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility (each as recently revised) and the Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2021, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2021, our average total leverage ratio equaled 0.48 (compared to 0.53 as of June 30, 2021) and the TTM average total debt amount used in this calculation was $397.6 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2021, our fixed charge ratio equaled 11.31 (compared to 10.48 as of June 30, 2021) and TTM Rental Expense was $70.1 million.

The Credit Facility and Term Facility limit the declaration and payment of dividends on our common stock to a manner consistent with past practice, provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  We may declare and pay quarterly dividends so long as (i) the amount per share of such dividends is not greater than the most recently publicly announced amount dividends per share and (ii) our Average Total Leverage Ratio is less than 3.25 to 1.00 both immediately before and after giving pro forma effect to such dividends. Under the Credit Facility and Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 3.25 to 1.00.

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
As of September 30, 2021, we had three interest rate swap contracts in place, two of which became effective on November 20, 2020, and terminate on September 29, 2022. These swap contracts were previously forward-starting and convert the variable interest rates on our variable rate borrowings to fixed interest rates of 2.0925% and 1.5500% on notional amounts of $75.0 million each. The third interest rate swap contract currently in place became effective on February 26, 2021, and terminates on February 28, 2025. This swap contract was previously forward-starting and converts the variable interest rate on our variable rate borrowings to a fixed rate of 1.3800% on a notional amount of $150.0 million. Interest expense related to the notional amounts under these swap contracts is based on the fixed rate plus the applicable margin on our variable rate borrowings.
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

Compliance and Future Availability
As of September 30, 2021, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2020 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
We believe we have adequate availability of capital to fund present operations and the current capacity to finance any working capital needs that may arise.  We continually evaluate potential acquisitions and hold discussions with acquisition candidates.  If suitable acquisition opportunities arise that would require financing, we believe that we would have the ability to finance any such transactions.
As of October 25, 2021, $494.7 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the Credit and Receivables Facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the nine months ended September 30, 2021 from what we reported in our 2020 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2020 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the nine months ended September 30, 2021 from what we reported in our 2020 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2020 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2021, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of September 30, 2021, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2021	36,987	$466.20	36,597	$525,320,228
August 1-31, 2021	49,178	$482.19	49,178	$501,607,126
September 1-30, 2021	13,976	$492.51	13,976	$494,723,778
Total	100,141	$477.73	99,751
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. 390 shares were surrendered for this purpose in the third quarter of 2021.
(2)As of October 25, 2021, $494.7 million of the authorized amount remained available under our current share repurchase program.
Our Board may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	2/8/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		First Amendment to Credit Agreement, dated October 12, 2021 by and among Pool Corporation as Borrower, the Guarantors and BANK OF AMERICA, N.A as Lender.	X
10.2		Second Amended and Restated Credit Agreement dated as of September 27, 2021, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.		8-K	000-26640	9/29/2021
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and nine months ended September 30, 2021 and September 30, 2020;
2.Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and September 30, 2020;
3.Consolidated Balance Sheets at September 30, 2021, December 31, 2020 and September 30, 2020;
4.Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and September 30, 2020;

5.Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2021 and September 30, 2020; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2021.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant