Form 10-K
period 2021-12-31
POOL CORP
filed 2022-02-25
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2021 was $17,838,608,341.
As of February 18, 2022, there were 40,168,103 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the Annual Meeting of Stockholders are incorporated by reference in Part III of this Form 10-K.

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may be referred to as we, us or our), a member of the S&P 500 Index, is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the leading distributors of irrigation and landscape products in the United States.

Our industry is highly fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2021, we operated 410 sales centers in North America, Europe and Australia through our five distribution networks:

•SCP Distributors (SCP);
•Superior Pool Products (Superior);
•Horizon Distributors (Horizon);
•National Pool Tile (NPT); and
•Sun Wholesale Supply, Inc. (Sun Wholesale).

Our Industry

We believe that the swimming pool industry has room for continued growth from the increased penetration of new pools. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of environmentally sustainable, energy-efficient and more aesthetically attractive products. Additionally, the desire for consumers to enhance their outdoor living spaces with hardscapes, lighting and outdoor kitchens also promotes growth in this area.

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
•consumers increasing focus on environmentally sustainable, energy-efficient products; and
•increased consumer spending driven by stay-at-home and remote work trends as homeowners seek to create attractive areas in their backyards as an extension of their home space.

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

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2020 P.K. Data, Inc. reports):

U.S. In-Ground Pools
In Millions
5.4
5.2
5.0
4.8
4.6
4.4
4.2
2011
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021E

The replacement and refurbishment market currently accounts for 20% to 25% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling, is driven by the aging of the installed base of pools. The timing of these types of expenditures is more sensitive to economic factors including home values, single-family home sales and consumer confidence that impact consumer spending compared to the maintenance and minor repair market.

New swimming pool construction comprises 15% to 20% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and related outdoor living products for aesthetic, environmental, safety or other reasons.

The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize similar long-term growth rates. Irrigation system installations often occur in tandem with new single-family home construction making it more susceptible to economic variables that drive new home sales. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the housing market. The irrigation and landscape distribution business serves both residential and commercial markets, with the majority of sales related to the residential market.  Within the United States market, we believe that irrigation accounts for approximately 35% of total spending in the industry, with the remaining 65% of spending related to landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories.

Our NPT network primarily serves the swimming pool market but does provide some overlap with the irrigation and landscape industries as we offer our market-leading brand of pool tile, composite pool finish products and hardscapes. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand, while leveraging our existing pool and irrigation and landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. In addition to our 20 standalone NPT sales centers, we currently have over 100 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products. We also offer virtual tools for homeowners to select and design their pool and outdoor environments, working with their chosen contractors to install these products. Our NPT Backyard app allows our customers to virtually design, customize and view a pool in their own backyard within seconds. We believe our showrooms, local stocking of products and virtual support provide us with a competitive advantage in these categories. Given the more discretionary nature of these products, this business is more sensitive to external market factors compared to our business overall.

Economic Environment

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments, equipment replacement, landscaping projects and outdoor living space renovations. Consumers typically spend more on new pools, refurbishment and replacement when general economic conditions are strong.

We believe that over the long term, single-family housing turnover and home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool starts over time.  We also believe that homeowners’ good economic standing and access to consumer credit are critical factors enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment levels. Contractor labor availability has also become an issue in recent years, limiting our customers’ ability to fully meet consumer construction and renovation demand. Labor supply constraints have intensified during the COVID-19 pandemic, which has limited our customers’ ability to meet increased demand for new pool construction and renovation.

Over the past decade, homeowners investing in their homes, including backyard renovations, have flourished. Steady increases in home values and lack of affordable new homes have prompted homeowners to stay in their homes longer and upgrade their home environments, including their backyards. In response to the COVID-19 pandemic over the past couple of years, many families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces, which resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. We estimate that new pool construction increased to approximately 120,000 units in 2021 from 96,000 units in 2020, representing a 25% increase in new pool construction. We expect that new pool and irrigation construction levels will continue to grow incrementally (subject to labor availability), but we believe that consumer investments in outdoor living spaces will generate greater growth over the next several years as backyards more increasingly become an extension of consumers’ home space.

Although some constraints exist around residential construction activities, we believe that we are well positioned to take advantage of both the market expansion and the inherent long-term growth opportunities in our industry. Additionally, regulation passed by the U.S. Department of Energy, which became effective in July 2021, mandates all new motors and pumps for swimming pools must meet certain compliance regulations. We believe that this mandate, coupled with additional product developments and technological advancements as consumers focus on more environmentally sustainable and energy-efficient products, offers further growth opportunities over the next few years.

We estimate that price inflation has averaged 1% to 2% annually in our industry over the past ten years.  We generally pass industry price increases through our supply chain and may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing. Recently, supply chain interruptions, production shutdowns and weather-related events have resulted in increased inflation as higher costs to develop finished products are being passed down to consumers. Our results in 2021 benefited from above-average inflationary product cost increases of approximately 7% to 8%. We expect this trend to continue into 2022. We expect sales growth in 2022 to be higher due to impacts from inflationary product cost increases of approximately 9% to 10%.

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

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain retail store customers assistance with all aspects of their business, including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 100 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry, although we did not host our annual Retail Summit over the past two years due to the COVID-19 pandemic. We also act as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations, which we define as capacity creation. We aim to create capacity with business to business development tools and execution to ensure best-in-class service and value creation for our customers and suppliers. In particular, we have developed the Pool360 and Horizon 24/7 platforms that help our customers be more productive by allowing them to get pricing, check availability, enter orders and make payments online while leveraging our customer service staff resources, particularly during peak business periods. These tools not only offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes as well, but they also provide our customers graphical catalog presentation in the same platform. Our BlueStreak mobile ordering platform enables our sales associates to process orders faster, often eliminating the need for customers to get out of their vehicles. We are also actively making improvements to our sales centers and warehouses, including improved showroom layouts, sales center merchandising, bin replenishment and velocity slotting. Velocity slotting uses technology to identify fast moving, high velocity items, which are then color-coded and placed in an easily accessible location to create efficiencies for both our employees and customers. In addition to these initiatives, we strive to expand our Pool Corporation-branded products and exclusive brand offerings.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers depending on our market presence and capacity. In 2021, we have grown our distribution network through the acquisition of the Sun Wholesale distribution network. Sun Wholesale distributes swimming pool supplies, equipment and related leisure products domestically, primarily servicing Pinch A Penny, Inc. franchisees. Pinch A Penny, Inc. is a franchisor of pool and outdoor living-related specialty retail stores in the United States with approximately 260 independently owned and operated franchised stores in Florida, Texas, Louisiana, Alabama and Georgia. Sun Wholesale also owns and operates a specialty chemical packaging operation. For additional information regarding our new sales center openings, acquisitions and closures/consolidations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 2 of “Notes to Consolidated Financial Statements,” included in this Form 10-K.

We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories. We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically. Going forward, we expect to realize sales growth through market share gains and continued expansion of our product offerings.

Customers and Products

We serve roughly 120,000 customers. No single customer accounted for 10% or more of our sales in 2021. Most of our customers are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores and certain specialty and internet retailers.

We provide extended payment terms to qualified customers for sales under early buy programs. The extended terms usually require payments in equal installments during the second quarter of each year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Allowance for Doubtful Accounts” for additional information.

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

We conduct our operations through 410 sales centers in North America, Europe and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 53% of our 2021 net sales.  In 2021, we generated approximately 94% of our sales in North America (including Canada and Mexico), 5% in Europe and 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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
•commercial products, including American Society of Material Engineers heaters, safety equipment and commercial pumps and filters; and
•other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as grills and components for outdoor kitchens.

We currently have over 600 product lines and approximately 50 product categories. Based on our 2021 product classifications, sales for our pool and hot tub chemicals product category represented approximately 9% of total net sales for 2021, 10% of total net sales in 2020 and 12% of total net sales in 2019. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

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

New product technology provides opportunities not only for improved energy-efficiency but also new enticements for leisure activities. Smart controls provide growth opportunities as most existing swimming pools run on mechanical time clocks. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. Robotic cleaners offer consumers a more efficient option for maintaining their swimming pools. We see each of these developments as significant growth opportunities. We offer a growing selection of energy-efficient and environmentally preferred products, which supports sustainability and helps our customers save energy, water and money. Our green technology products include variable speed pumps, LED pool and hot tub lights and high-efficiency heat pumps. Our Horizon sales centers offer organic fertilizers, organic pesticides, and irrigation products that reduce water usage, allowing our customers to have less of an impact on freshwater reserves. Regulation passed by the U.S. Department of Energy, which became effective in July 2021, mandates all new motors and pumps sold for swimming pools must meet certain compliance regulations. As the regulation has only recently become effective, the impact from this change through the end of 2021 season was not significant.

Over the last several years, we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who service large commercial installations such as hotels, condominiums, apartment complexes, universities and community recreational facilities. We continue to leverage our existing networks and relationships to grow this market. Sales to commercial customers declined in 2020 due to COVID-19 related closures and the decline in both business and leisure travel. In 2021, commercial sales have accelerated as business and leisure travel has increased and public facilities reopened following COVID-19 related closures in the prior year.

In 2021, the sale of maintenance and minor repair products (non-discretionary) accounted for almost 60% of our sales and gross profits, while just over 40% of our sales and gross profits were derived from the refurbishment, replacement, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools (partially discretionary). During the economic downturn, which spanned from late 2006 to early 2010 and reached its low point in 2009, sales of maintenance and minor repair products had increased to approximately 70% of our sales and gross profits due to the significant declines in new pool construction and deferred remodeling and replacement activity. The current trend reflects a partial shift back toward a greater percentage of our sales coming from major refurbishment and replacement products due to the recovery of these activities since levels reached their historic low point in 2009.

Since 2009, we have experienced product and customer mix changes, including a shift in consumer spending to some higher value, lower margin products such as variable speed pumps and high efficiency heaters. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives, including growth in our higher margin private label and exclusive products (PLEX) and our expansion of building materials product offerings, have helped offset these gross margin declines.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily to offer our customers a choice of distinctive product selections, locations and service personnel. We distribute irrigation and related products through our Horizon network and tile, decking materials and interior pool finish products through our NPT network, as well as through SCP and Superior networks. In December 2021, we acquired Sun Wholesale., which distributes swimming pool supplies, equipment and related leisure products domestically, primarily servicing independently owned and operated Pinch A Penny, Inc. franchise locations. Going forward, we expect to expand our franchise operations through additional locations of Pinch A Penny franchised stores. Sun Wholesale Supply, Inc. also owns and operates a specialty chemical packaging operation.

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

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to manage their shipments by offering seasonal terms to qualifying purchasers such as Pool Corporation, which are referred to as early buy purchases.  These early buy purchases typically allow us to place orders in the fall at a modest discount, take delivery of product during the off-season months and pay for these purchases in the spring or early summer. Due to vendor backlogs, these early buy opportunities were generally not available in 2021 or 2020.

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

We regularly evaluate supplier relationships and consider alternate sourcing to ensure competitive cost, service and quality standards.  Our largest suppliers include Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 10%, respectively, of the cost of products we sold in 2021.

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
•competitive product pricing; and
•geographic proximity to the customer.

Environmental, Social and Governance (ESG)

Environmental

We are committed to sustainable business practices, which includes offering eco-friendly products to our customers, closely monitoring our sourcing activities, and being good stewards within the communities we serve. Currently, we are taking steps to trim our carbon footprint and to improve product choices that allow our customers to reduce their environmental impact. Further, we are installing more energy-efficient systems throughout our network. We are continually striving to ensure success in our business while protecting resources for future generations. Our sustainability goals include the reduction of greenhouse gases and other harmful air emissions, water conservation, energy conservation and carbon footprint minimization. We continue to improve the ways in which we handle, distribute, transport and dispose of all products, particularly the chemicals and fertilizers that we sell.

Among other initiatives in 2021, we believe our recent endeavors described further below will continue to create value for our customers, shareholders, employees, suppliers and communities.
•We partnered with the YMCA to provide swimming lessons and the opportunity to learn basic water safety skills to 1,500 children. To reduce any barriers to participation, we also donated new swimsuits and towels.
•In celebration of World Water Day, we made a donation to DigDeep, a human rights nonprofit organization working to bring clean, hot and cold running water into American homes.
•In honor of Earth Day, we donated 5,000 trees through the National Forest Foundation in an effort to restore and expand the national forest ecosystems.
•Through our partnership with LightStream, we helped contribute to the reforestation of more than 50 acres of trees by American Forests.

Social - Human Capital Management

We employed approximately 5,500 people at December 31, 2021. Given the seasonal nature of our business, our peak employment period is the summer and, depending on expected sales levels, we add 200 to 300 employees to our work force to meet seasonal demand. Approximately 90% of our employees are located in the U.S. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

We believe that our success is a direct result of the contributions and commitment of our employees. We provide competitive pay and benefits, as well as training and other resources to our employees. Our goal is to be an Employer of Choice through focusing on the engagement, development, retention, and health and well‑being of our employees. We have established a set of standard operating procedures to optimize our human capital management function, including hiring and human resource policies, training practices and operational instruction manuals. We focus on the following factors in implementing and developing our human capital strategy:

•employee health, safety and wellness;
•diversity, equity and inclusion;
•employee growth and development; and
•employee compensation and benefits.

Employee Health, Safety and Wellness

Our commitment to the health, safety and wellness of our employees ranks at the top of our core fundamental values. Our ultimate goal is to send every employee home each night in the same condition in which they came to work that morning. We aim to achieve zero serious injuries through continued investment in, and focus on, our core safety programs and injury-reduction initiatives. This effort begins immediately with new employees and is reinforced each day through a focus on safety awareness, risk identification and other essential safety protocols. We closely monitor overall workers’ compensation and auto claims, OSHA recordable incidents, Department of Transportation compliance and other internally established safety prevention elements in an effort to make every workday safe.

Throughout the COVID-19 pandemic, we have taken a number of actions to protect the health and well-being of our employees and to reward our employees for their contributions to our success. These actions include providing personal protective equipment, expanding healthcare benefits and re-configuring working spaces and arrangements. In 2020 and 2021, we made efforts to reward our employees by extending paid leave and paying additional discretionary bonuses to our employees for their contributions.

Diversity, Equity and Inclusion (DEI)

We are committed to fostering a diverse, equitable and inclusive workplace that represents the communities in which we work and live. We believe that diversity drives innovation and delivers the best solutions to complex problems, and our culture is one where differences are welcomed, valued and respected.

We are committed to expanding the diversity of our workforce through the hiring, retention and advancement of underrepresented populations. To achieve this, our approach to DEI is as follows:

•Diversity: Recruit, develop and retain a diverse workforce and provide developmental opportunities for career advancement for all employees;
•Equity: Review current policies, practices and procedures to remove possible impediments to equal employment opportunity for all prospective candidates and employees; and
•Inclusion: Communicate that we, as an Employer of Choice, are committed to DEI with action-oriented programs that produce results and employee engagement.

Most recently, we established a DEI team, expanding existing content in core employee development programs and focused on improving our efforts to recruit and hire first-class diverse talent. In 2021, we held our inaugural Women in Leadership Forum, which was devoted to discussing what it means to be a female leader in wholesale distribution. In addition to our recent initiatives, we continue to support our existing employees with training and development aimed at creating and sustaining a more inclusive environment.

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

When our employees succeed, the company succeeds. To help our employees achieve success in their roles, we emphasize continuous training and development opportunities. These include annual performance assessments, safety and security protocols, updates on new products and service offerings and deployment of technologies. We also provide managerial training to mid-level managers and departmental leaders. This coursework covers topics such as talent review, development of underperforming employees, handling employee misconduct and coaching and success workshops. Our employees are also involved in a multitude of volunteer efforts that positively impact our communities through support of charitable organizations.

We also provide an entry level program to prepare Manager Trainees (MITs) for sales and operations management opportunities. Our MITs are hosted at either our state-of-the-art EDGEucation Center, located in Plano, Texas or in a virtual classroom. Our program includes lectures, projects and role play to provide MITs with industry knowledge, leadership skills and the tools necessary to succeed within our organization.

Employee Compensation and Benefits

We strive to provide market-competitive compensation, benefits and services to our employees. Our performance-based compensation philosophy is based on rewarding each employee’s individual contributions regardless of gender, race or ethnicity. Our total compensation package includes cash compensation (base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a shareholder through equity grants for management and our employee stock purchase plan. Our employees can take advantage of a range of benefits, including healthcare and wellness programs, tuition reimbursement for eligible employees and multi-year scholarships to their dependents, and financial wellness programs to help provide education and tools to assist in improving, maintaining and capitalizing on our employees’ financial future. We closely monitor employee turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.

Governance

Our employees, managers and officers conduct our business under the direction of our CEO and the oversight of our Board of Directors (our Board) to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duty to act in the best interests of our company and our stockholders. In exercising this obligation, our Board and committees perform a number of specific functions, including risk assessment, review and oversight. While management is responsible for the day-to-day management of risk, our Board is responsible for oversight of our risk management programs, ensuring that an appropriate culture of risk management exists within the company, and assisting management in addressing specific risks, such as strategic risks, financial risks, cybersecurity risks, regulatory risks and operational risks.

Seasonality and Weather

Our business is seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are lower during the first and fourth quarters. In 2021, we generated approximately 60% of our net sales and 69% of our operating income in the second and third quarters of the year.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions and share repurchases, our peak borrowing usually occurs during the late spring and summer, primarily because extended terms offered by our suppliers are typically payable during the second quarter of each year, while our peak accounts receivable collections typically occur in June, July and August.

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
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2021 and 2020, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Intellectual Property

We maintain both domestic and foreign registered trademarks and patents, primarily for our Pool Corporation and affiliate branded products that are important to our current and future business operations. We also own rights to numerous internet domain names.

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$4,749,459	$3,579,990	$2,911,772
International	546,125	356,633	287,745
	$5,295,584	$3,936,623	$3,199,517

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal year ends (in thousands):

	December 31,
	2021	2020	2019
United States	$171,408	$100,857	$105,170
International	7,600	7,384	7,076
	$179,008	$108,241	$112,246

Website Access and Available Information

Our website is www.poolcorp.com. Our website and other websites mentioned in this Form 10-K are for information only and the contents of such websites are not incorporated in, or otherwise to be regarded as part of, this Form 10-K.

Our periodic reports, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on our website at www.poolcorp.com as soon as reasonably practicable after we electronically file such reports with, or furnish them to, the Securities and Exchange Commission (SEC).

We regularly evaluate the possibility of acquiring additional companies, and at any given time may be engaged in discussions or negotiations regarding these transactions. We generally do not announce our acquisitions until they are completed, unless it is required by regulatory or other rules to announce when a definitive agreement is reached.

Investors should also be aware that while we may answer questions raised by securities analysts, it is against our policy to disclose any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

Unless otherwise indicated, information contained in this report and other documents filed by us under the federal securities laws concerning our views and expectations regarding the industries in which we operate are based on estimates made by us using data from industry sources and making assumptions based on our industry knowledge and experience. We have not independently verified data from industry or other third-party sources and cannot guarantee its accuracy or completeness.

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

Risks Relating to Macroeconomic Conditions

The demand for our swimming pool, irrigation, landscape and related outdoor living products may be adversely affected by changes in consumer discretionary spending or unfavorable economic conditions.

Consumer discretionary spending significantly affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates, wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns, the demand for swimming pool, irrigation, landscape and related outdoor living products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance and repair products and certain replacement and refurbishment products are required to maintain existing swimming pools, and each currently accounts for approximately 60% and 20% to 25% of net sales related to our swimming pool business; however, the growth in this portion of our business depends on the expansion of the installed pool base and could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools, irrigation systems and outdoor living products. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Any similar tightening of consumer credit or any increase in interest rates in the future could prevent consumers from obtaining financing for pool, irrigation and related outdoor projects, which could negatively impact our sales of construction-related products.

Discretionary spending is often adversely affected during times of economic, social or political uncertainty. The potential for natural or man-made disasters or extreme weather, geopolitical events and security issues, labor or trade disputes and similar events could create these types of uncertainties and negatively impact our business in ways that we cannot presently predict.

The COVID-19 pandemic, other pandemics or epidemics in the future, and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world since early 2020. In response, various governmental authorities have imposed stay-at-home orders, shelter-in-place orders, quarantines, executive orders and similar government orders and restrictions to control the spread of COVID-19. Such orders or restrictions have resulted in temporary store closures, limitation of store hours, limitations on the number of people in stores or in warehouses, enhanced requirements on sanitation, social distancing practices and travel restrictions, among other effects. In almost all of our markets, we are designated as an essential business under the relevant state and local regulations; however, if this changes, it could adversely impact our financial condition and operating results. Variants of the virus that cause COVID-19 continue to be identified in the U.S. and elsewhere, which has led to uncertainty over the scope and duration of the pandemic. Accordingly, COVID-19, or any other future pandemic or other major public health crisis, may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate.

Impacts from the COVID-19 pandemic, coupled with heightened demand, could also adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied. The ultimate impact will depend on the severity and duration of the COVID-19 pandemic, any future resurgences and actions taken by governmental authorities and other third parties in response, including the distribution and acceptance of vaccines, each of which is uncertain, rapidly changing and difficult to predict. Our recent growth rates driven by home-centric trends influenced by the COVID-19 pandemic may not be sustainable and may not be indicative of future growth rates.

Risks Relating to Our Business and Industry

We are susceptible to adverse weather conditions, which could intensify as a result of climate change.

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2021, we generated approximately 60% of our net sales and 69% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use, installation and maintenance, as well as decreased irrigation installations. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to government-imposed water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, drought and wildfires, may adversely impact us in several ways, including interfering with our ability to deliver our products and services, interfering with our receipt of supplies from our vendors, reducing demand for our products and services, and damaging our facilities. Climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to these risks. Concern over climate change may also result in new or increased legal and regulatory requirements designed to reduce or mitigate the effects of climate change, which could increase our operating or capital expenses.

For additional discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Our largest suppliers are Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 20%, 10% and 10%, respectively, of the costs of products we sold in 2021. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations, if there is any material interruption in our supply chain or if we lose a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers, we may experience increased supply costs or delays in establishing replacement supply sources that meet our quality and control standards, which may affect our profitability. Thus far, the COVID-19 pandemic has not materially impacted our supply chain, and we do not expect it to materially impact our supply chain in 2022, although we can provide no assurances to this effect.

We depend on a global network of suppliers to source our products, including our own branded products and products we have exclusive distribution rights to. Failure to achieve and maintain a high level of product and service quality and safety could damage our reputation, expose us to litigation and negatively impact our financial performance.

We rely on manufacturers and other suppliers to provide us with the products we distribute. To succeed, we must continue to maintain effective business relationships with qualified suppliers who can timely and efficiently supply us with high quality products. As we increase the number of Pool Corporation and affiliate branded products we distribute, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could damage our reputation with current or prospective customers, vendors and employees. Product quality or safety issues could also expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities. Similar concerns impacting our competitors could damage the reputation of our industry and indirectly have an unfavorable impact on our operations.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their needs directly from manufacturers. We compete to a lesser extent with internet retailers, as they purchase the majority of their needs from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big-ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers.

New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. If our customers are attracted by the alternatives afforded by any of our competitors, they may be less inclined to purchase products or services from us, impacting our results of operations. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 53% of our net sales in 2021. The entry of significant new competitors into these markets could negatively impact our sales.

More aggressive competition by store- and internet-based mass merchants and large pool or irrigation supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and irrigation related products has remained relatively constant. Should store‑ and internet-based mass market retailers increase their focus on the pool or irrigation industries, or increase the breadth of their pool and irrigation and related product offerings, they may become a more significant competitor for our direct customers and end-use consumers, which could have an adverse impact on our business. Additionally, because the internet facilitates competitive entry, price transparency and comparison shopping, increased internet sales by us or our competitors could increase the level of competition we face or reduce our margin. Further, we may face additional competitive pressures if large pool or irrigation supply retailers look to expand their customer base to compete more directly within the distribution channel.

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

Given the seasonal nature of our business, we may hire additional employees during the summer months, including seasonal and part-time employees, who generally are not employed during the off-season. If we are unable to attract and hire additional personnel during the peak season, our operating results could be negatively impacted. Additionally, competition for qualified employees could require us to pay higher wages to attract a sufficient number of employees.

The pandemic and other events over the past couple of years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have made it more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

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
•identify appropriate locations for new sales centers and successfully integrate them into our network;
•maintain favorable supplier arrangements and relationships; and
•identify and divest assets which do not continue to create value consistent with our objectives.

If we do not manage these potential difficulties successfully, our operating results could be adversely affected.

Our results in 2020 and 2021 were positively impacted by home-centric trends resulting from the COVID-19 pandemic. These trends may not continue, or may reverse, which could adversely impact our results of operations. In addition, in recent years our customers have had difficulty employing a sufficient number of qualified individuals to keep up with the demand for pool installation, maintenance and refurbishment. If this trend continues or accelerates, our results of operations could be negatively impacted.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. In order to successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at normal profit margins. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand. While always present, these challenges have been heightened over the past couple years, as the pandemic has altered consumer spending trends. Our business, financial condition and results of operations could be negatively impacted if either or both of these situations occur frequently or in large volumes.

Risks Relating to Technology, Cybersecurity and Data Privacy

We rely on information technology systems to support our business operations. A significant disturbance, breach or cybersecurity attack of our technological infrastructure could adversely affect our financial condition and results of operations.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, inventory management, financial reporting, collections and cost management.  Our ability to operate effectively on a day-to-day basis, communicate with our customers and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, ransomware or other malicious acts, as well as human error, could also potentially disrupt our operations, result in a significant interruption in the delivery of our goods and services or result in the loss of sensitive data.

We are making, and expect to continue to make, investments in technology to maintain and update our computer systems and to expand our ability to engage in e-commerce with our customers. We may not implement these changes as quickly or successfully as our customers expect. In addition, implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives or conversions (including those contemplated under our currently pending multi-year systems upgrade project further described elsewhere herein), as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties or the failure of software of services provided by third parties that we do not control. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue.
Like other companies our size, we devote significant resources to protect our systems and data from cyber-attacks. Despite our substantial efforts to defend against these attacks, we have faced various attempted cyber-attacks that did not result in a material adverse effect on our operations, operating results or financial condition. The risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks and the wider accessibility of cyber-attack tools. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. Consequently, we may not be able to implement security barriers or other preventative measures that repel all future cyber-attacks or detect such attacks in a timely manner to minimize the potential business disruption and unfavorable financial impacts.

Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

Failure to maintain the security of confidential information could damage our reputation and expose us to litigation. Additionally, changes in data privacy laws and our ability to comply with them could have a material adverse effect on us.

We collect and store data that is sensitive to us and our employees, customers and vendors. The failure to maintain security over and prevent unauthorized access to our data, our customers’ personal information, including credit card information, or data belonging to our suppliers, could put us at a competitive disadvantage. Such a breach could result in damage to our reputation and subject us to potential litigation, liability, fines and penalties and require us to incur significant expense to address and remediate or otherwise resolve these issues, resulting in a possible material adverse impact on our financial condition and results of operations.

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European Union and other international regulators, as well as state governments, have recently enacted or enhanced data privacy regulations, such as the California Consumer Privacy Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems and for apprising individuals of the information we have collected about them. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Despite our best efforts to comply, any noncompliance could result in incurring potential substantial penalties and reputational damage.

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

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemicals and the discharge of greenhouse gases. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate.

Our business could be impacted by our public statements regarding various corporate environmental social and governance (“ESG”) initiatives or changes in consumers’ view of our products. As part of our strategy regarding ESG matters, we may set targets aimed at reducing our impact on the environment and climate change or targets relating to other sustainability matters. It is possible that we may not be able to achieve such targets or our desired impact, which may cause us to suffer from reputational damage or our business or financial condition could be adversely affected. Actions we take to achieve our strategy or targets could result in increased costs to our operations and changes in customers’ attitudes towards the environmental impact of our pool chemical products could reduce our sales. In addition, investors and stakeholders are increasingly focused on ESG matters, and positions we take or refrain from taking on ESG issues could negatively impact our reputation or relations with investors, customers, vendors, employees and others.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including Canada and Mexico, which accounted for 10% of our total net sales in 2021, expose us to certain additional risks, including:

•difficulty in staffing international subsidiary operations;
•different political, economic and regulatory conditions;
•local laws and customs;
•currency fluctuations, exchange controls and repatriation restrictions;
•adverse tax consequences; and
•adverse consequences for violating anti-corruption, anti-competition, economic sanctions, immigration and other laws governing international commerce.

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

Excess tax benefits or deficiencies recognized from our accounting for share-based awards impact our reported earnings.

In 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. Our projections of financial statement impacts related to ASU 2016-09 are subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. Excess tax benefits or deficiencies recognized under ASU 2016-09 vary from quarter to quarter and past results may not be indicative of future results.

General Risks

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

We cannot assure you we will continue paying dividends at the current rates, or at all.

We cannot assure you we will continue periodic dividends on our capital stock at the current rates, or at all. Any quarterly dividends on our common stock will be paid from funds legally available for such purpose when, and if, declared by our Board of Directors. Decisions on whether, when and in which amounts to continue making any future dividend distributions will remain at all times entirely at the discretion of our Board of Directors, which reserves the right to change or terminate our dividend practices at any time and for any reason without prior notice. Holders of our common stock should be aware they have no contractual or other legal right to receive dividends.

Similarly, holders of our common stock should be aware that repurchases of our common stock under any repurchase plan then in effect are completely discretionary and may be suspended or discontinued at any time for any reason regardless of our financial position.

Lapses in our disclosure controls and procedures or internal control over financial reporting could materially and adversely affect us.

We maintain disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (“GAAP”) of our financial statements. We cannot assure you these measures will be effective.

We may be adversely affected by changes in LIBOR reporting practices or the method in which LIBOR is determined.

Borrowings under our unsecured syndicated senior credit facility, term facility, accounts receivable securitization facility and our derivatives instruments are indexed to the London Inter-bank Offering Rate (“LIBOR”). In July 2017, the Financial Conduct Authority (the regulatory authority over LIBOR) stated they will plan for a phase out of regulatory oversight of LIBOR after 2021 to allow for an orderly transition to an alternative reference rate. On November 30, 2020, ICE Benchmark Administration (“IBA”), the administrator of LIBOR, with the support of the United States Federal Reserve and the United Kingdom’s Financial Conduct Authority, announced plans to consult on ceasing publication of USD LIBOR on December 31, 2021 for only the one week and two month USD LIBOR tenors, and on June 30, 2023 for all other USD Libor tenors. While this announcement extends the transition period to June 2023, the United States Federal Reserve concurrently issued a statement advising banks to stop new USD LIBOR issuances by the end of 2021. Although the Alternative Reference Rates Committee has endorsed the Secured Overnight Financing Rate (“SOFR”) as its preferred replacement for LIBOR, the market transition away from LIBOR towards SOFR may be complicated, and there is no guarantee that SOFR will become a widely accepted benchmark in place of LIBOR. The full impact of the transition away from LIBOR, including the discontinuance of LIBOR publication and the transition to a replacement rate may have an adverse impact on our financing costs and any floating rate indebtedness we may incur.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own five sales center facilities in Florida, three in Texas, one in Alabama, one in California, one in Georgia and one in Tennessee. As part of our acquisition of Porpoise Pool & Patio, Inc. in December 2021, we own the corporate headquarters and the Sun Wholesale Supply, Inc. facilities located in Florida. We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2021, we had twenty-one leases with remaining terms longer than seven years that expire between 2029 and 2036.

Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 70,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 115,000 square feet to 185,000 square feet.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2021:

Network	12/31/20	New Locations	Closed/Consolidated Locations (1)	Acquired Locations	12/31/21
SCP (2)	186	5	—	2	193
Superior	73	—	(1)	1	73
Horizon	76	4	—	1	81
NPT (3)	21	—	(1)	—	20
Total Domestic	356	9	(2)	4	367
SCP International	42	1	—	—	43
Total	398	10	(2)	4	410

(1)Consolidated sales centers are those locations where we expect to transfer the majority of the existing business to our nearby sales center locations.
(2)Acquired locations includes one distribution location for Sun Wholesale Supply, Inc., which we acquired in December 2021. As part of the acquisition, we also acquired non-sales center properties including a chemical packaging plant and three Pinch A Penny, Inc. retail stores in Florida.
(3)In addition to the stand-alone NPT sales centers, there are over 100 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2021:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	28	24	18	6	76
Florida	39	5	17	1	62
Texas	26	5	16	7	54
Arizona	7	8	9	2	26
Georgia	7	2	1	1	11
Tennessee	6	4	—	—	10
Nevada	2	3	3	1	9
New York	9	—	—	—	9
Washington	3	—	6	—	9
New Jersey	5	2	—	—	7
North Carolina	4	2	1	—	7
Pennsylvania	5	1	—	1	7
Virginia	3	1	3	—	7
Alabama	4	2	—	—	6
Illinois	4	1	—	—	5
Indiana	2	3	—	—	5
Louisiana	5	—	—	—	5
Oregon	1	—	4	—	5
South Carolina	4	1	—	—	5
Missouri	3	1	—	—	4
Ohio	2	2	—	—	4
Oklahoma	2	1	—	1	4
Arkansas	3	—	—	—	3
Colorado	—	2	1	—	3
Idaho	1	—	2	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	—	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
Wisconsin	—	1	—	—	1
Total United States	193	73	81	20	367
International
Canada	17	—	—	—	17
France	7	—	—	—	7
Australia	6	—	—	—	6
Mexico	4	—	—	—	4
Portugal	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	43	—	—	—	43
Total	236	73	81	20	410

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.”  On February 18, 2022, there were approximately 531 holders of record of our common stock.

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board has increased the dividend amount sixteen times, including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2021.  Our Board may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the cumulative total shareholder return on our common stock for the last five fiscal years with the total return on the S&P 500 Index, of which we have been a member since 2020, and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2016 and the reinvestment of all dividends. We believe the S&P 500 Index is comprised of similar-sized public companies that represent the most likely alternative investments for investors. Additionally, we chose the S&P 500 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains companies in a similar line of business.

Comparison of Cumulative Total Return
Pool Corporation, the S&P 500 Index and the Nasdaq Index
600
500
400
300
200
100
0
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
Pool Corporation
S&P 500 Index
Nasdaq Index

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/16	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21
Pool Corporation	$100.00	$125.78	$145.87	$210.78	$372.99	$570.59
S&P 500 Index	100.00	121.83	116.49	153.17	181.35	233.41
Nasdaq Index	100.00	129.64	125.96	172.18	249.51	304.85

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2021	125	$515.16	—	$494,723,778
November 1 – November 30, 2021	—	$—	—	$494,723,778
December 1 – December 31, 2021	—	$—	—	$494,723,778
Total	125	$515.16	—

(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 125 shares surrendered for this purpose in the fourth quarter of 2021.
(2)In May 2021, our Board authorized an additional $450.0 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices or in privately negotiated transactions.
(3)As of February 18, 2022, our total authorization remaining was $482.4 million.

Item 6.  [RESERVED]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2021 FINANCIAL OVERVIEW

Financial Results

Net sales increased 35% to $5.3 billion for the year ended December 31, 2021 compared to $3.9 billion in 2020, while base business sales increased 29%. Our sales were driven by strong customer demand for outdoor living products throughout the year and benefited from inflation and warmer weather trends across most of the United States.

Gross profit reached $1.6 billion for the year ended December 31, 2021, a 43% increase over gross profit of $1.1 billion in 2020. Gross margin improved 180 basis points to 30.5% in 2021 compared to 28.7% in 2020, reflecting benefits from our actions to address inflation and manage supply chain disruptions, along with favorable impacts realized from increased purchase volumes.

Selling and administrative expenses (operating expenses), including a $2.5 million note recovery in 2021 and $6.9 million of impairment charges in 2020, increased 18%, or $117.4 million, to $784.3 million in 2021, with base business operating expenses up 12% over 2020. Our operating expenses have increased as we reward our employees through performance-based compensation, in addition to increases in growth-driven labor, facility and freight costs, and investments in technology. As a percentage of net sales, operating expenses declined 210 basis points to 14.8% in 2021 compared to 16.9% in 2020.

Operating income for the year increased 79% to $832.8 million, up from $464.0 million in 2020. Operating margin increased 390 basis points to 15.7% in 2021 compared to 11.8% in 2020.

We recorded a $30.0 million, or $0.74 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, for the year ended December 31, 2021 compared to a tax benefit of $28.6 million, or $0.70 per diluted share, realized in 2020.

Net income increased 77% to $650.6 million in 2021 compared to $366.7 million in 2020. Adjusted net income, without the note recovery in 2021 and the prior year impact of impairments, both net of tax, increased 74% to $648.8 million. Earnings per share increased 78% to a record $15.97 per diluted share compared to $8.97 per diluted share in 2020. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health, safety and security of our employees and the communities in which we operate remains our highest priority. We have adapted our operations and implemented a number of measures to facilitate a safer sales center environment for both our customers and employees, which includes following best practices and guidelines from the Centers for Disease Control and Prevention (CDC). We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices in 2020, and we continue to evaluate and maintain them.

We are designated as an essential business in almost all of our markets. Our products are used to maintain and protect outdoor commercial, residential and municipal environments through chemically-balanced, virus and bacteria-free swimming pool water. We also supply products used in the prevention of runoff, flood, fire and other natural disasters. These products are essential to the health and safety of the general public. In limited instances, we have had to close facilities as a result of government regulations, as well as COVID-19 cases. The direct impact of any closures to date have not had a material impact on our operations or results.

Beginning in the second quarter of 2020 and through the end of 2021, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces. While this trend has had a positive impact on our financial performance over the past couple of years, it is unclear what the long-term impact will be.

Our industry experienced constrained supply chain dynamics in 2021. In response, we have been proactive in making significant investments in inventory to enable us to continue to meet strong customer demand and position ourselves to provide exceptional customer service into the 2022 season. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term.

We expect the impact of the pandemic on our business and financial results in 2022 will continue to vary by location and depend on numerous evolving factors that we are not able to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, the re-institution of governmental actions that could restrict the activities of our customers, vendors or employees, the possibility of additional subsequent outbreaks, the sustainability of current home-centric trends and other changes in customer and supplier behavior in response to the pandemic.

Financial Position and Liquidity

Cash provided by operations was $313.5 million in 2021. Cash provided by operations throughout the year helped fund the following initiatives:

•net working capital outflows of $392.3 million;
•share repurchases, totaling $138.0 million for the year;
•quarterly cash dividend payments to shareholders, totaling $119.6 million for the year; and
•net capital expenditures of $37.7 million.

Total net receivables, including pledged receivables, increased 30% compared to December 31, 2020, primarily driven by our sales growth and 2021 acquisitions. Our allowance for doubtful accounts was $5.9 million at December 31, 2021 and $4.8 million at December 31, 2020. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 25.6 days at December 31, 2021 and 26.5 days at December 31, 2020.

Inventory levels grew 71% to $1.3 billion at December 31, 2021 compared to $781.0 million at December 31, 2020, reflecting significant investments in inventory throughout the year to support increased demand and help manage supply chain pressures, in addition to impacts from inflation and acquisitions. Our reserve for inventory obsolescence was $15.2 million at December 31, 2021 compared to $11.4 million at December 31, 2020. Our inventory turns, as calculated on a trailing four quarters basis, were 3.4 times at December 31, 2021 and 3.8 times at December 31, 2020. Our inventory turns at December 31, 2021 are consistent with average inventory turns over the past five years.

Accrued expenses and other current liabilities increased $121.2 million to $264.9 million in 2021, primarily reflecting an increase in deferred income tax payments of $79.5 million and a $16.4 million increase in accrued performance-based compensation. As allowed for companies impacted by Hurricane Ida, we deferred our 2021 third and fourth quarter estimated federal tax payments, which were paid in February 2022.

Total debt outstanding of $1.2 billion at December 31, 2021 increased $767.3 million compared to December 31, 2020. We utilized debt proceeds to fund our 2021 acquisitions, including Porpoise Pool & Patio, Inc., which we purchased on December 16, 2021 for $788.7 million, net of cash acquired.

Current Trends and Outlook

Over the past two years, in response to the COVID-19 pandemic, families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces, which resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. We believe that increased consumer spending on homes, including outdoor living spaces, will have longer term benefits as work-from-home trends persist or increase.

Over the past decade, homeowners investing in their homes, including backyard renovations, have flourished. Steady increases in home values and lack of affordable new homes have prompted homeowners to stay in their homes longer and upgrade their home environments, including their backyards. We expect that new pool and irrigation system construction levels will continue to grow incrementally, constrained by availability of construction labor. However, we believe that consumer investments in outdoor living spaces will generate continued growth over the next several years. Although some constraints exist around residential construction activities, we believe that we are well positioned to take advantage of both the near term market expansion and the inherent long term growth opportunities in our industry.

We have benefited from strong pool construction trends as robust demand fueled by the COVID-19 pandemic led to increased home investment trends. We estimate that new pool construction increased to approximately 120,000 units in 2021 from 96,000 units in 2020, representing a 25% increase in new pool construction. Favorable weather positively impacts industry growth by accelerating growth in any given year, expanding the number of available construction days, extending the pool season and pool usage and positively impacting demand for discretionary products. Conversely, unfavorable weather impedes growth. In establishing our outlook each year, we base our growth assumptions on normal weather conditions and do not incorporate alternative weather predictions into our guidance.

We established our initial outlook for 2022 based on reasonable expectations of organic industry and market share growth, ongoing leverage of existing investments in our business and continuous process improvements. Impacts from the COVID-19 pandemic, coupled with heightened demand, could continue to adversely impact our supply chain, making it difficult to source and receive products needed to keep our customers adequately supplied. Although supply constraints did not have a material impact on our business in 2021, it is difficult to predict the extent to which this could impact our business in 2022.

We expect to continue to gain market share through our comprehensive service and product offerings, which we continually diversify through internal sourcing initiatives and expansion into new markets. We also plan to broaden our geographic presence by opening 8 to 10 new sales centers in 2022 and by making selective acquisitions when appropriate opportunities arise.

The following summarizes our outlook for 2022:

•We expect sales growth of 17% to 19%, impacted by the following factors and assumptions:
◦normal weather patterns for 2022;
◦continued elevated demand for residential pool products, driven by home-centric trends;
◦a benefit from construction backlogs depending on our customers’ building capacity, including the availability of labor, and weather;
◦inflationary product cost increases, which generally pass through to customers, of approximately 9% to 10% (compared to 7% to 8% in 2021);
◦estimated 5% growth from acquisitions completed throughout 2021; and
◦market share gains.

•We expect relatively neutral gross margin trends for the full year of 2022 compared to the full year of 2021 with modest improvements in the first half of 2022 and declines in the latter half of the year. However, our gross margin trends are dependent on amounts and timing of inflationary price increases, sales growth expectations and product mix.

•We believe that tight labor and real estate markets will present challenges in managing expenses in 2022. However, we project that operating expense growth in 2022 will be less than our gross profit growth. We expect that our operating expense growth will reflect inflationary increases and incremental costs to support our investment initiatives, including increased investments in technology and expansion of our sales center network.

In 2022, we expect our effective tax rate will approximate 25.5%, without the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We estimate that we have approximately $7.6 million in unrealized excess tax benefits related to stock options that expire and restricted awards that vest in the first quarter of 2022. We may recognize additional tax benefits related to stock option exercises in 2022 from grants that expire in years after 2022, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $30.0 million benefit in our provision for income taxes for the year ended December 31, 2021 related to ASU 2016-09.

We project that 2022 earnings will be in the range of $17.19 to $17.94 per diluted share, including an estimated $0.19 benefit from ASU 2016-09 during the first quarter of 2022. We expect to continue to use cash to fund opportunistic share repurchases over the next year and to use cash for the payment of cash dividends as and when declared by our Board of Directors.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including the effects of the evolving COVID-19 pandemic, and the extent to which home-centric trends will continue, accelerate or reverse, the sensitivity of our business to weather conditions, changes in the economy, consumer discretionary spending or the housing market, our ability to maintain favorable relationships with suppliers and manufacturers, competition from other leisure product alternatives or mass merchants and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on past due accounts. We estimate future losses based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current and forecasted economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family home prices.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.08% of net sales annually.  Write-offs as a percentage of net sales approximated 0.06% in 2021, 0.09% in 2020 and 0.12% in 2019. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2022.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2021, pretax income would change by approximately $1.2 million and earnings per share would change by approximately $0.02 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2021).

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2021, pretax income would change by approximately $3.0 million and earnings per share would change by approximately $0.06 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2021).

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
We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred, although we have not realized any impacts since the December 2017 enactment of U.S. tax reform.
As of December 31, 2021, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation. We determined not to change our indefinite reinvestment assertion in light of U.S. tax reform.

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

Each year, we prepare a return to provision analysis upon filing our income tax returns. Based on this hindsight analysis, we concluded that our prior year income tax provision was within a range of acceptable estimates and that our provision calculation methodology is appropriate. Differences between our effective income tax rate and federal and state statutory tax rates are primarily due to changes in valuation allowances recorded for certain of our international subsidiaries with tax losses and excess tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards.

Performance-Based Compensation Accrual

The Compensation Committee of our Board (Compensation Committee) and our management have designed compensation programs intended to create a performance culture. The primary objectives of our compensation programs are to attract, motivate, reward and retain our employees without leading to unnecessary risk taking. Our compensation packages include bonus plans that are specific to groups of eligible participants and their levels and areas of responsibility. The majority of our bonus plans consist of annual cash payments that are based primarily on objective performance criteria. We calculate bonuses based on the achievement of certain key measurable financial and operational results, including operating income.

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

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year’s end to determine the accuracy of our performance-based compensation estimates. Based on our hindsight analysis, we concluded that our performance-based compensation accrual balances were within a reasonable range of acceptable estimates and that our estimation methodologies are appropriate.

Business Combinations - Goodwill and Intangible Asset Valuation

In December 2021, we acquired Porpoise Pool & Patio, Inc. (“Porpoise”) for $788.7 million, net of cash acquired. Based on our preliminary purchase price allocation, we recognized tangible assets of $84.2 million, identifiable intangible assets of $301.0 million and resulting goodwill of $403.5 million.

We used the acquisition method of accounting for this business combination. Our financial statements reflect the operations of an acquired business starting from the closing date of the acquisition. The assets acquired and liabilities assumed are recorded at their respective estimated fair values at the date of the acquisition. Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. The fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of market participants. Significant assumptions include expected revenue growth rates, earnings metrics and discount rates. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the underlying estimates and assumptions. We ran sensitivity analyses on the significant assumptions to evaluate our valuations and determined each to be within a range of acceptable estimates.

Determining the useful lives of intangible assets also requires judgment. Our Pinch A Penny brand name is expected to have an indefinite life as it corresponds with the period of expected future cash flows of the intangible asset. We considered the competitive market position, historical results, macroeconomic environment, our operating plans and expected future use of the brand in our network expansion. Our estimates of the useful lives of definite-lived intangible assets are based on the same criteria and correspond with the expected future cash flows. The costs of definite-lived intangibles are amortized to expense over their estimated life. We review the carrying value of goodwill and non-amortizable intangible assets and conduct tests of impairment on an annual basis as described below. We also test for impairment if events or circumstances indicate it is more likely than not that the fair value of a reporting unit is below its carrying amount. We test indefinite-lived intangible assets for impairment if events or changes in circumstances indicate that the asset might be impaired.

Determining the fair value of a reporting unit or an indefinite-lived purchased intangible asset is judgmental in nature and involves the use of significant estimates and assumptions. For additional details, see Note 3 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. While we believe those estimates and assumptions are reasonable, they are inherently uncertain. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2021, our goodwill balance was $688.4 million, representing approximately 21% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We perform a goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  To the extent the carrying value of a reporting unit is greater than its estimated fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.  As of October 1, 2021, we had 247 reporting units with allocated goodwill balances. The most significant goodwill balance for a reporting unit was $12.1 million and the average goodwill balance was $1.1 million. As of December 31, 2021, our most significant goodwill balance for a reporting unit was related to our acquisition of Porpoise as discussed above.

In October 2021, 2020 and 2019, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level. In the first quarter of 2020, we recorded impairment equal to the total goodwill and intangibles carrying amounts of our five Australian reporting units, which included goodwill impairment of $3.5 million and intangibles impairment, related to the Pool Systems tradename and trademark, of $0.9 million.

To estimate the fair value of our reporting units, we project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and earnings multiples. These estimates can significantly affect the outcome of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. We expect that a reasonable fair value estimate would reflect a moderate acquisition premium. Our aggregate estimated fair values fell in line with our market capitalization, which we consider to be reasonable for the purpose of our goodwill impairment test. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis generated a fair value estimate below our market capitalization and did not result in the identification of additional at-risk locations.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur impairment charges in future periods.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2021	2020	2019
Net sales	100.0%	100.0%	100.0%
Cost of sales	69.5	71.3	71.1
Gross profit	30.5	28.7	28.9
Operating expenses	14.8	16.9	18.2
Operating income	15.7	11.8	10.7
Interest and other non-operating expenses, net	0.2	0.3	0.7
Income before income taxes and equity in earnings	15.6%	11.5%	9.9%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity in earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2021, 2020 and 2019.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2021 compared to Fiscal Year 2020

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2021	2020	2021	2020	2021	2020
Net sales	$5,038,256	$3,900,973	$257,328	$35,650	$5,295,584	$3,936,623

Gross profit	1,547,820	1,122,843	69,272	8,059	1,617,092	1,130,902
Gross margin	30.7%	28.8%	26.9%	22.6%	30.5%	28.7%

Operating expenses (1)	736,707	656,968	47,601	9,907	784,308	666,875
Expenses as a % of net sales	14.6%	16.8%	18.5%	27.8%	14.8%	16.9%

Operating income (loss) (1)	811,113	465,875	21,671	(1,848)	832,784	464,027
Operating margin	16.1%	11.9%	8.4%	(5.2)%	15.7%	11.8%

(1)Base business and total reflect a $2.5 million note recovery in 2021 and $6.9 million of impairment from goodwill and other assets recorded in 2020.

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Porpoise Pool & Patio, Inc.	December 2021	1	December 2021
Wingate Supply, Inc.	December 2021	1	December 2021
Vak Pak Builders Supply, Inc.	June 2021	1	June - December 2021
Pool Source, LLC	April 2021	1	April - December 2021
TWC Distributors, Inc.	December 2020	10	January - December 2021 and December 2020
Jet Line Products, Inc.	October 2020	9	January - December 2021 and October - December 2020
Northeastern Swimming Pool Distributors, Inc.	September 2020	2	January - November 2021 and September - November 2020
Master Tile Network LLC	February 2020	4	January - May 2021 and February - May 2020

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

The table below summarizes the changes in our sales centers during 2021:

December 31, 2020	398
Acquired locations	4
New locations	10
Closed/consolidated locations	(2)
December 31, 2021	410

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2021	2020	Change
Net sales	$5,295.6	$3,936.6	$1,359.0	35%

Net sales increased 35% compared to 2020, with 29% of this increase resulting from base business sales growth. Maintenance, refurbishment and construction activity remained strong in 2021 as households continued to create and expand home-based outdoor living spaces. Our sales were driven by robust customer demand for outdoor living products throughout the year and were aided by inflationary benefits and warmer weather trends across most of the United States.

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
•inflationary product cost increases of approximately 7% to 8% (compared to our historical average of 1% to 2%); and
•6% sales growth from recent acquisitions.

We believe that sales growth rates for certain product offerings, such as equipment and building materials evidence increased spending in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In 2021, sales for equipment, such as swimming pool heaters, pumps, lights and filters, increased 35% compared to 2020, and collectively represented approximately 29% of net sales. This increase reflects both the growth of replacement activity and continued demand for higher-priced, more energy-efficient products. Sales of building materials grew 28% compared to 2020 and represented approximately 12% of net sales in 2021.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth in these areas is reflected in the numbers in the paragraph above. Sales to retail customers increased 20% compared to 2020 and represented approximately 12% of our net sales in 2021. Sales to commercial customers increased 24% in 2021, as business and leisure travel improved in 2021 following COVID-19 related closures in 2020 and demand from commercial customers began to return to normalized pre-pandemic levels. Sales to commercial customers represented approximately 3% of our net sales in 2021.

2021 Quarterly Sales Performance Compared to 2020 Quarterly Sales Performance

In each quarter of 2021, sales benefited from continued elevated demand for swimming pool and outdoor living products, driven by home-centric and work-from-home trends. Households continued to invest in their backyards and outdoor living spaces, resulting in broad sales gains across many product categories and geographies.

	Quarter
	2021
	First	Second	Third	Fourth

Net Sales Growth	57%	40%	24%	23%
Base Business Net Sales Growth	51%	32%	19%	22%

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2021	2020	Change
Gross profit	$1,617.1	$1,130.9	$486.2	43%
Gross margin	30.5%	28.7%

Gross margin improved 180 basis points to 30.5% in 2021 compared to 28.7% in 2020, reflecting benefits from our actions to address inflation and manage supply chain disruptions, along with favorable impacts from incentives realized from increased purchase volumes.

Operating Expenses

(in millions)	Year Ended December 31,
	2021	2020	Change
Selling and administrative expenses	$786.8	$659.9	$126.9	19%
(Recovery) impairment of goodwill and other assets	(2.5)	6.9	(9.4)	(136)%
Operating expenses as a percentage of net sales	14.8%	16.9%

Operating expenses, including a note recovery in 2021 and impairment charges in 2020, increased 18%, or $117.4 million, to $784.3 million in 2021, up from $666.9 million in 2020. The majority of the increase in our operating expenses is due to higher compensation costs as we reward our employees through performance-based compensation and increase wages to support stronger demand. Other incremental operating expense increases relate to increases in growth-driven facility and freight costs, in addition to investments in technology.

In the first quarter of 2020, we recorded impairment charges of $6.9 million, which included $2.5 million from a note and a goodwill and intangibles impairment charge of $4.4 million. In 2021, we recovered the $2.5 million from the previously impaired note.

Operating expenses as a percentage of net sales declined 210 basis points, contributing to the 390 basis point expansion in our operating margin for the year driven by a combination of higher year-over-year sales and improved operating leverage as we utilize our existing network to manage incremental costs for new sales center openings and acquisitions.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net decreased $3.7 million compared to 2020, primarily due to the impact of foreign currency losses, with a loss of $0.3 million recognized in 2021 compared to a loss of $1.7 million recognized in 2020, in addition to interest income from a note of $1.5 million in 2021. Interest expense related to borrowings increased approximately $1.2 million, primarily due to higher average interest rates between periods. Our weighted average effective interest rate increased to 2.5% in 2021 from 2.1% in 2020 on consistent average outstanding debt balances.

Income Taxes

Our effective income tax rate was 21.1% at December 31, 2021 and 18.9% at December 31, 2020. We recorded a $30.0 million, or $0.74 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2021 compared to a benefit of $28.6 million, or $0.70 per diluted share, realized in the same period in 2020. Without the benefits from ASU 2016-09, our effective tax rate was 24.7% and 25.2% for the years ended 2021 and 2020, respectively.

Net Income and Earnings Per Share

Net income increased 77% to $650.6 million in 2021 compared to $366.7 million in 2020. Earnings per share increased 78% to $15.97 per diluted share compared to $8.97 per diluted share in 2020.

Reconciliation of Non-GAAP Financial Measures

The non-GAAP measures described below should be considered in the context of all of our other disclosures in this Form 10-K.

Adjusted Income Statement Information
We have included adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures, as supplemental disclosures, because we believe these measures are useful to investors and others in assessing our year-over-year operating performance.

Adjusted net income and adjusted diluted EPS are key measures used by management to eliminate the impact of our non-cash and non-recurring charges and to provide investors and others with additional information about our potential future operating performance to supplement GAAP measures.

We believe these measures should be considered in addition to, not as a substitute for, net income and diluted EPS presented in accordance with GAAP. Other companies may calculate these non-GAAP financial measures differently than we do, which may limit their usefulness as comparative measures.

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Year Ended
(in thousands)	December 31,
	2021	2020
Net income	$650,624	$366,738
(Recovery) impairment of goodwill and other assets	(2,500)	6,944
Tax impact on note (1)	630	(654)
Adjusted net income	$648,754	$373,028
(1)Our effective tax rate at March 31, 2020 was a 0.1% benefit. Without impairment from goodwill and intangibles and tax benefits from ASU 2016-09 recorded in the first quarter of 2020, our effective tax rate for the first quarter of 2020 was 25.4%, which we used to calculate the tax impact related to the $2.5 million note impairment.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Year Ended
	December 31,
	2021	2020
Diluted EPS	$15.97	$8.97
ASU 2016-09 tax benefit	(0.74)	(0.70)
Adjusted diluted EPS without ASU 2016-09 tax benefit	15.23	8.27
After-tax (recovery) impairment charges	(0.05)	0.15
Adjusted diluted EPS without ASU 2016-19 tax benefit and after-tax (recovery) impairment charges	$15.18	$8.42

Fiscal Year 2020 compared to Fiscal Year 2019

For a detailed discussion of the Results of Operations in Fiscal Year 2020 compared to Fiscal Year 2019, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly data for 2021 and 2020. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2021				2020
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$1,060,745	$1,787,833	$1,411,448	$1,035,557	$677,288	$1,280,846	$1,139,229	$839,261
Gross profit	301,131	551,685	441,899	322,376	189,629	373,481	328,698	239,095
Operating income	129,031	338,586	237,276	127,891	35,588	205,857	148,233	74,351
Net income	98,655	259,695	184,665	107,609	30,912	157,555	119,098	59,174

Net sales as a % of annual net sales	20%	34%	27%	20%	17%	33%	29%	21%
Gross profit as a % of annual gross profit	19%	34%	27%	20%	17%	33%	29%	21%
Operating income as a % of annual operating income	15%	41%	28%	15%	8%	44%	32%	16%

Balance Sheet Data
Total receivables, net	$487,602	$585,566	$476,150	$376,571	$345,915	$453,405	$366,412	$289,200
Product inventories, net	977,228	894,654	1,043,407	1,339,100	858,190	628,418	612,824	780,989
Accounts payable	634,998	439,453	414,156	398,697	517,620	346,272	268,412	266,753
Total debt	433,171	423,116	362,819	1,183,350	586,050	438,804	339,934	416,018

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2021 to Fiscal Year 2020 Comparisons

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

In the fourth quarter of 2021, sales benefited from above-average temperatures throughout much of the contiguous United States, particularly in the month of December, which was the fifth warmest on record in a 127-year period. Precipitation levels varied, with the southern states experiencing levels much below average and the northern states seeing above-average levels. Similarly, sales in the fourth quarter of 2020 benefited from above-average temperatures and below-average precipitation.

Weather Impacts on Fiscal Year 2020 to Fiscal Year 2019 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2020 compared to Fiscal Year 2019, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

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
•payment of cash dividends as and when declared by our Board;
•repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•repurchases of our common stock under our Board authorized share repurchase program.

Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. We focus our capital expenditure plans on the needs of our sales centers. Capital expenditures were 0.7% of net sales in 2021, 0.6% of net sales in 2020 and 1.0% of net sales in 2019. Although our capital spending increased by $16.0 million in 2021, capital expenditures as a percentage of net sales were lower than our historical average of 1.0% of net sales due to our significant sales growth. Capital expenditures in 2020 were lower than our historical average due to cost-saving measures implemented at the beginning of the COVID-19 pandemic.

Based on management’s current plans, we project capital expenditures for 2022 will continue to approximate the historical average of 1% of net sales. We also plan to increase our investment in technology and automation enabling us to operate more efficiently. We have initiated a multiyear project to transform our legacy enterprise systems and capabilities to improve customer and team member experiences.

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

As of February 18, 2022, $482.4 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit and receivables facilities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2021	2020
Operating activities	$313,490	$397,581
Investing activities	(849,614)	(146,289)
Financing activities	526,131	(244,371)

Cash provided by operations of $313.5 million for 2021 decreased $84.1 million compared to 2020. The decrease in cash provided by operations is driven by an incremental cash outflow of $371.3 million stemming from changes to our net working capital, primarily reflecting an increase in inventory, partially offset by increases in accounts payable and net income.

Cash used in investing activities increased $703.3 million in 2021 due to an increase of $687.4 million in payments for acquisitions compared to 2020 and a $16.0 million increase in net capital expenditures between years.

Cash provided by financing activities increased $770.5 million to $526.1 million in 2021, compared to cash used in financing activities of $244.4 million in 2020. The increase in cash provided by financing activities primarily reflects a $865.3 million increase in net debt proceeds, offset by additional share repurchases of $61.8 million and an increase in dividends paid of $27.7 million.

For a discussion of our sources and uses of cash in 2019, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2020 Annual Report on Form 10-K.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we will continue to utilize our three major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Credit Facility

Our Credit Facility, as amended through December 30, 2021, provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility, which includes a $250.0 million delayed-draw term loan facility and an additional $250.0 million incremental term loan facility. We drew the $250.0 million delayed-draw term loan on December 15, 2021 and used the proceeds to fund our acquisition of Porpoise Pool & Patio, Inc. Subsequent to December 31, 2021, we drew the $250.0 million incremental term loan on January 4, 2022 and used the same amount to reduce our revolving borrowings. The term loans require quarterly amortization payments aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026.
The credit facility continues to include a $750.0 million revolving credit facility and sublimits for the issuance of swingline loans and standby letters of credit. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At December 31, 2021, there was $822.9 million outstanding, a $4.8 million standby letter of credit outstanding and $422.3 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2021 was approximately 1.2%, excluding commitment fees.

Term Facility

Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At December 31, 2021, the Term Facility had an outstanding balance of $166.5 million at a weighted average effective interest rate of 2.9%.

Financial Covenants

Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2021, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2021, our average total leverage ratio equaled 0.77 (compared to 0.86 as of December 31, 2020) and the TTM average total indebtedness amount used in this calculation was $680.3 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2021, our fixed charge ratio equaled 11.76 (compared to 7.81 as of December 31, 2020) and TTM Rental Expense was $80.8 million.

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

Receivables Securitization Facility

Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower-cost form of financing. Under this facility, we can borrow up to $350.0 million between April through June and from $175.0 million to $315.0 million during the remaining months of the year. The Receivables Facility matures on November 1, 2023. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

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
At December 31, 2021, there was $185.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings. Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of December 31, 2021, we had three interest rate swap contracts in place and two forward-starting interest rate swap contracts, each of which has the effect of converting our exposure to variable interest rates on our variable rate borrowings to fixed interest rates. For more information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Compliance and Future Availability
As of December 31, 2021, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2022.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Future Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, fluctuating interest rates and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2021 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash, cash expected to be generated from operations and borrowings on our facilities.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,186,198	$21,022	$222,250	$942,926	$—
Operating leases	257,753	64,337	102,843	57,603	32,970
Purchase obligations	57,150	43,068	11,039	3,043	—
	$1,501,101	$128,427	$336,132	$1,003,572	$32,970
The significant assumptions used in our determination of amounts presented in the above table are as follows:
•Long-term debt amounts represent the future principal payments on our debt as of December 31, 2021. For additional information regarding our debt arrangements, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
•Operating lease amounts include future rental payments for our operating leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. For additional information regarding our operating leases, see Note 9 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
•Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases and software commitments. We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider purchase orders to be firm inventory commitments; therefore, they are excluded from the table above.

For certain of our future obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from the table above. See Note 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for additional discussion related to our unrecognized tax benefits. The table also excludes various other liabilities that are not contractual in nature, including contingent liabilities, litigation accruals, and contract termination fees.

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2021 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2021 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. Our actual interest payments could vary substantially from the amounts projected.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$66,731	$16,153	$27,419	$22,771	$388

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

In 2021, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2021 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the monthly maximum available amount under the Credit Facility and the maximum amount available under the Receivables Facility. Our Term Facility, entered into on December 30, 2019, was fully drawn as of that date. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $12.2 million and earnings per share would have decreased by approximately $0.22 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2021). The maximum amount available under the Credit Facility is $1.25 billion and the maximum amount available under the Receivables Facility is $350.0 million.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada and Mexico, accounted for only 10% of total net sales in 2021, our exposure to currency rate fluctuations could be material in 2022 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Kuna
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
of Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Goodwill
Description of the Matter
At December 31, 2021, the Company’s goodwill was $688.4 million. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

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

Valuation of Intangible Assets Resulting from the Acquisition of Porpoise Pool & Patio
Description of the Matter
As discussed in Note 2 of the consolidated financial statements, the Company completed its acquisition of Porpoise Pool & Patio, Inc. (Porpoise) on December 16, 2021, for a total purchase price of approximately $788.7 million, net of cash acquired. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, on a preliminary basis, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $301.0 million and resulting goodwill of $403.5 million.

Auditing the Company’s accounting for the acquisition of Porpoise was complex due to the significant estimation required by management in determining the fair value of identified intangible assets, both definite and indefinite-lived, which primarily consisted of $109.0 million of customer relationships and $169.0 million of a brand name. The significant estimation was primarily due to the judgmental nature of the inputs to the valuation models used to measure the fair value of these intangible assets, as well as the sensitivity of the respective fair values to the underlying significant assumptions. The Company used the relief from royalty method to measure the fair value of the brand name and an excess earnings method to measure the fair value of the customer relationships. The significant assumptions used to estimate the fair value of the intangible assets included revenue growth rates, earnings metrics, and discount rates. These significant assumptions are forward-looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding of the Company’s process to account for acquisitions, including management’s process to develop the valuation models and assumptions underlying the recognition and valuation of the identified intangible assets.

To test the estimated fair value of the identified intangible assets, our audit procedures included, among others, involvement of a specialist to assist us in the evaluation of the Company’s valuation methodology and testing of the significant assumptions. For example, we compared the revenue growth rates to historical results and certain peer companies. Additionally, we tested the completeness and accuracy of the underlying data supporting the significant assumptions and estimates.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.

New Orleans, Louisiana
February 25, 2022

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2021	2020	2019
Net sales	$5,295,584	$3,936,623	$3,199,517
Cost of sales	3,678,492	2,805,721	2,274,592
Gross profit	1,617,092	1,130,902	924,925
Selling and administrative expenses	786,808	659,931	583,679
(Recovery) impairment of goodwill and other assets	(2,500)	6,944	—
Operating income	832,784	464,027	341,246
Interest and other non-operating expenses, net	8,639	12,353	23,772
Income before income taxes and equity in earnings	824,145	451,674	317,474
Provision for income taxes	173,812	85,231	56,161
Equity in earnings in unconsolidated investments, net	291	295	262
Net income	$650,624	$366,738	$261,575

Earnings per share attributable to common stockholders:
Basic	$16.21	$9.14	$6.57
Diluted	$15.97	$8.97	$6.40
Weighted average common shares outstanding:
Basic	39,876	40,106	39,833
Diluted	40,480	40,865	40,865

Cash dividends declared per common share	$2.98	$2.29	$2.10

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Net income	$650,624	$366,738	$261,575
Other comprehensive income (loss):
Foreign currency translation adjustments	(4,663)	5,210	2,295
Change in unrealized gains (losses) on interest rate swaps, net of the change in taxes of $(3,733), $2,957 and $552	11,198	(8,870)	(1,657)
Total other comprehensive income (loss)	6,535	(3,660)	638
Comprehensive income	$657,159	$363,078	$262,213

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$24,321	$34,128
Receivables, net	155,259	122,252
Receivables pledged under receivables facility	221,312	166,948
Product inventories, net	1,339,100	780,989
Prepaid expenses and other current assets	29,093	17,610
Total current assets	1,769,085	1,121,927

Property and equipment, net	179,008	108,241
Goodwill	688,364	268,167
Other intangible assets, net	312,814	12,181
Equity interest investments	1,231	1,292
Operating lease assets	241,662	205,875
Other assets	37,967	21,987
Total assets	$3,230,131	$1,739,670

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$398,697	$266,753
Accrued expenses and other current liabilities	264,877	143,694
Short-term borrowings and current portion of long-term debt	11,772	11,869
Current operating lease liabilities	69,070	60,933
Total current liabilities	744,416	483,249

Deferred income taxes	35,840	27,653
Long-term debt, net	1,171,578	404,149
Other long-term liabilities	31,545	38,261
Non-current operating lease liabilities	175,359	146,888
Total liabilities	2,158,738	1,100,200

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,192,901 shares issued and outstanding at December 31, 2021 and 40,232,210 shares issued and outstanding at December 31, 2020	40	40
Additional paid-in capital	551,963	519,579
Retained earnings	526,874	133,870
Accumulated other comprehensive loss	(7,484)	(14,019)
Total stockholders’ equity	1,071,393	639,470
Total liabilities and stockholders’ equity	$3,230,131	$1,739,670

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net income	$650,624	$366,738	$261,575
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	28,287	27,967	27,885
Amortization	1,739	1,431	1,389
Share-based compensation	15,187	14,516	13,472
Provision for doubtful accounts receivable, net of write-offs	1,134	(664)	(710)
Provision for inventory obsolescence, net of write-offs	3,798	2,362	1,310
Provision (benefit) for deferred income taxes	4,650	(2,542)	3,723
(Gains) losses on sales of property and equipment	(93)	38	(85)
Equity in earnings in unconsolidated investments, net	(291)	(295)	(262)
Net losses on foreign currency transactions	325	1,748	1,347
Impairment of goodwill and other assets	—	6,944	—
Other	473	410	3,313
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(79,940)	(38,688)	(15,691)
Product inventories	(525,207)	(42,447)	(14,165)
Prepaid expenses and other assets	(51,199)	(13,744)	(4,218)
Accounts payable	114,893	(9,212)	16,860
Accrued expenses and other current liabilities	149,110	83,019	3,033
Net cash provided by operating activities	313,490	397,581	298,776

Investing activities
Acquisition of businesses, net of cash acquired	(811,956)	(124,587)	(8,901)
Purchases of property and equipment, net of sale proceeds	(37,658)	(21,702)	(33,362)
Net cash used in investing activities	(849,614)	(146,289)	(42,263)

Financing activities
Proceeds from revolving line of credit	1,438,408	1,053,968	1,066,529
Payments on revolving line of credit	(974,506)	(1,145,616)	(1,415,988)
Proceeds from term loan under credit facility	250,000	—	—
Proceeds from asset-backed financing	495,000	326,700	189,000
Payments on asset-backed financing	(430,000)	(321,700)	(182,500)
Proceeds from term facility	—	—	185,000
Payments on term facility	(9,250)	(9,250)	—
Proceeds from short-term borrowings and current portion of long-term debt	9,279	13,822	30,863
Payments on short-term borrowings and current portion of long-term debt	(9,377)	(13,698)	(28,286)
Payments of deferred financing costs	(2,638)	(12)	(406)
Payments on deferred and contingent acquisition consideration	(362)	(281)	(312)
Proceeds from stock issued under share-based compensation plans	17,197	19,824	18,574
Payments of cash dividends	(119,581)	(91,929)	(83,772)
Purchases of treasury stock	(138,039)	(76,199)	(23,188)
Net cash provided by (used in) financing activities	526,131	(244,371)	(244,486)
Effect of exchange rate changes on cash and cash equivalents	186	(1,376)	198
Change in cash and cash equivalents	(9,807)	5,545	12,225
Cash and cash equivalents at beginning of year	34,128	28,583	16,358
Cash and cash equivalents at end of year	$24,321	$34,128	$28,583

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Loss	Total
Balance at December 31, 2018	39,506	$40	$453,193	$(218,646)	$(10,997)	$223,590
Net income	—	—	—	261,575	—	261,575
Foreign currency translation	—	—	—	—	2,295	2,295
Interest rate swaps, net of the change in taxes of $552	—	—	—	—	(1,657)	(1,657)
Repurchases of common stock, net of retirements	(155)	—	—	(23,188)	—	(23,188)
Share-based compensation	—	—	13,472	—	—	13,472
Adoption of ASU 2016-02	—	—	—	(709)	—	(709)
Issuance of stock under share-based compensation plans	723	—	18,574	—	—	18,574
Declaration of cash dividends	—	—	—	(83,772)	—	(83,772)
Balance at December 31, 2019	40,074	40	485,239	(64,740)	(10,359)	410,180
Net income	—	—	—	366,738	—	366,738
Foreign currency translation	—	—	—	—	5,210	5,210
Interest rate swaps, net of the change in taxes of $2,957	—	—	—	—	(8,870)	(8,870)
Repurchases of common stock, net of retirements	(401)	—	—	(76,199)	—	(76,199)
Share-based compensation	—	—	14,516	—	—	14,516
Issuance of stock under share-based compensation plans	559	—	19,824	—	—	19,824
Declaration of cash dividends	—	—	—	(91,929)	—	(91,929)
Balance at December 31, 2020	40,232	40	519,579	133,870	(14,019)	639,470
Net income	—	—	—	650,624	—	650,624
Foreign currency translation	—	—	—	—	(4,663)	(4,663)
Interest rate swaps, net of the change in taxes of $(3,733)	—	—	—	—	11,198	11,198
Repurchases of common stock, net of retirements	(360)	—	—	(138,039)	—	(138,039)
Share-based compensation	—	—	15,187	—	—	15,187
Issuance of stock under share-based compensation plans	321	—	17,197	—	—	17,197
Declaration of cash dividends	—	—	—	(119,581)	—	(119,581)
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2021, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our) operated 410 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. We distribute products through five networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon), National Pool Tile (NPT) and Sun Wholesale Supply (Sun Wholesale).

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

Use of Estimates

To prepare financial statements that conform to GAAP, we make estimates and assumptions that affect the amounts reported in our financial statements and accompanying notes. Our most significant estimates relate to the allowance for doubtful accounts, inventory obsolescence reserves, vendor programs, income taxes, performance-based compensation accruals, goodwill impairment evaluations and the valuation of intangible assets from our recent acquisition of Porpoise Pool & Patio, Inc. We continually review our estimates and make adjustments as necessary, but actual results could be significantly different from what we expected when we made these estimates.

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

Seasonality and Weather

Our business is seasonal and weather is one of the principal external factors affecting our business. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are lower during the first and fourth quarters.

Revenue Recognition

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

2021	2020	2019
$75,411	$59,224	$51,580

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2021	2020	2019
$9,409	$6,755	$7,842

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

We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred, although we have not realized any impacts since the December 2017 enactment of U.S. tax reform.

For additional information regarding income taxes, see Note 7.

Equity Method Investments

We account for our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in this investment.

Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders.

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.3 million in 2021, $1.7 million in 2020 and $1.3 million in 2019. Our net foreign currency transaction loss in 2019 included a $0.9 million reclassification from Accumulated other comprehensive loss related to the closing of our sales center in Colombia.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at December 31,
	2021	2020
Level 2
Unrealized gains on interest rate swaps	$6,054	$223
Unrealized losses on interest rate swaps	3,215	12,314

Level 3
Contingent consideration liabilities	$985	$1,343

We include unrealized gains in Prepaid expenses and other current assets and unrealized losses in Accrued expenses and other current liabilities on the Consolidated Balance Sheets. As of December 31, 2021, our Consolidated Balance Sheets reflect $0.4 million in Accrued expenses and other current liabilities and $0.6 million in Other long-term liabilities related to our estimates for contingent consideration payouts.

For determining the fair value of our interest rate swaps and forward-starting interest rate swap contracts, we use significant other observable market data or assumptions (Level 2 inputs) that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

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

On December 16, 2021, we acquired Porpoise Pool & Patio, Inc. for $788.7 million, net of cash acquired, subject to certain customary closing adjustments. Based on our preliminary purchase price allocation, we recognized tangible assets of $84.2 million, identifiable intangible assets of $301.0 million and resulting goodwill of $403.5 million. For additional discussion of goodwill and other intangible assets, see Note 3.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2021	2020	2019
Balance at beginning of year	$4,808	$5,472	$6,182
Bad debt expense	3,377	1,900	2,768
Write-offs, net of recoveries	(2,243)	(2,564)	(3,478)
Balance at end of year	$5,942	$4,808	$5,472

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
•geographic location; and

•superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2021	2020	2019
Balance at beginning of year	$11,398	$9,036	$7,726
Provision for inventory write-downs	7,781	6,181	3,656
Deduction for inventory write-offs	(3,983)	(3,819)	(2,346)
Balance at end of year	$15,196	$11,398	$9,036

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2021	2020	2019
$28,287	$27,967	$27,885

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

Any excess of the purchase price over the estimated fair values of the identifiable net assets acquired is recorded as goodwill. Significant judgment is often required in estimating the fair value of assets acquired, particularly intangible assets. Our fair value estimates are based on available historical information and on expectations and assumptions about the future, considering the perspective of market participants. Significant assumptions related to the acquisition of Porpoise Pool & Patio, Inc. include expected revenue growth rates, earnings metrics and discount rates. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the underlying estimates and assumptions.

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

To estimate the fair value of our reporting units, we project future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and earnings multiples. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). To the extent the carrying value of a reporting unit is greater than its estimated fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2021	2020
Foreign currency translation adjustments	$(9,580)	$(4,917)
Unrealized gain (loss) on interest rate swaps, net of tax	2,096	(9,102)
Accumulated other comprehensive loss	$(7,484)	$(14,019)

Retained Earnings

We account for the retirement of treasury share repurchases as a decrease to our Retained earnings on our Consolidated Balance Sheets.  As of December 31, 2021, the retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.7 billion and cumulative dividends of $790.4 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash paid during the year for:
Interest	$10,023	$8,257	$20,960
Income taxes, net of refunds	83,953	81,792	51,076

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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

Note 2 - Acquisitions

2021 Acquisitions

On December 16, 2021, we acquired Porpoise Pool & Patio, Inc. (“Porpoise”) for $788.7 million, net of cash acquired, subject to certain customary closing adjustments. We preliminarily recognized goodwill of $403.5 million, other intangible assets of $301.0 million and tangible assets of $84.2 million, which included $57.4 million of acquired land and buildings. For additional discussion of goodwill and other intangible assets, see Note 3. The acquisition was funded with borrowings on our Credit Facility.

Porpoise’s primary operations consist of Sun Wholesale Supply, Inc., a wholesale distributor of swimming pool and outdoor-living products, adding one distribution location in Florida. It also services Pinch A Penny, Inc., a franchisor of independently owned and operated pool and outdoor living-related specialty retail stores.

The final allocation of the fair value of the Porpoise acquisition, including the allocation of goodwill and intangible assets, is not complete, but will be finalized within the allowable measurement period. We do not expect the future results of this acquisition to have a material impact on our financial position or results of operations.

In December 2021, we acquired the distribution assets of Wingate Supply, Inc., a wholesale distributor of irrigation and landscape maintenance products, adding one location in Florida.

In June 2021, we acquired the distribution assets of Vak Pak Builders Supply, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in Florida.

In April 2021, we acquired Pool Source, LLC, a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in Tennessee.

Other than Porpoise Pool & Patio, Inc., we have completed our acquisition accounting for these acquisitions, subject to adjustments for standard holdback provisions per the terms of the purchase agreements, which are not material.

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

We have completed our acquisition accounting for these acquisitions.

2019 Acquisitions

In January 2019, we acquired the distribution assets of W.W. Adcock, Inc., a wholesale distributor of swimming pool products, equipment, parts and supplies adding two locations in Pennsylvania, one location in North Carolina and one location in Virginia. We have completed our acquisition accounting for this acquisition.

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2019	$198,475
Acquired goodwill	82,497
Foreign currency translation and other adjustments	584
Goodwill (gross) at December 31, 2020	281,556

Accumulated impairment losses at December 31, 2019	(9,879)
Goodwill impairment	(3,510)
Accumulated impairment losses at December 31, 2020	(13,389)

Goodwill (net) at December 31, 2020	$268,167

Goodwill (gross) at December 31, 2020	$281,556
Acquired goodwill (1)	422,126
Foreign currency translation and other adjustments	(1,929)
Goodwill (gross) at December 31, 2021	701,753

Accumulated impairment losses at December 31, 2020	(13,389)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2021	(13,389)

Goodwill (net) at December 31, 2021	$688,364
(1)Primarily includes the acquisition of Porpoise Pool & Patio, Inc.

On December 16, 2021, we acquired Porpoise Pool & Patio, Inc. (“Porpoise”) for $788.7 million, net of cash acquired, subject to certain customary closing adjustments. The purchase price of Porpoise was preliminarily allocated to the underlying assets acquired and liabilities assumed based upon their estimated fair values at the date of acquisition. Tangible assets acquired were $84.2 million, which included $57.4 million of acquired land and buildings. As a result of the acquisition, we recognized goodwill of $403.5 million, which represents anticipated cost synergies from combined operations. Other intangible assets of $301.0 million acquired as part of our acquisition of Porpoise included the following:

•$169.0 million for the Pinch A Penny brand name, which was determined to be indefinite-lived;
•$109.0 million for customer relationships and $22.0 million for franchise agreements, both of which were determined to have useful lives of 20 years; and
•$1.0 million for a non-compete agreement.

We determined the Pinch A Penny brand name to be indefinite-lived based on our plan of continued franchise expansion using the brand name and Pinch A Penny’s well-established reputation and recognized brand name within the swimming pool industry, including their competitive market position, and history of successful performance by branded stores.

The fair value of intangible assets was determined using income methodologies. We valued the acquired brand name and franchise agreements using the relief from royalty method. For customer relationships, we used the multi-period excess earnings method. Significant assumptions (Level 3 inputs) used in developing these valuations included the estimated annual net cash flows for each intangible asset, royalty rates, the discount rate that appropriately reflects the risk inherent in each future cash flow stream and the assessment of each asset’s life cycle, among other factors. We determined the assumptions used in the financial forecasts using historical data, supplemented by current and anticipated market conditions. The final allocation of the fair value of the Porpoise acquisition, including the allocation of goodwill and intangible assets, is not complete, but will be finalized within the allowable measurement period.

In October 2021 and October 2020, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level. As of October 1, 2021, we had 247 reporting units with allocated goodwill balances.  The most significant goodwill balance for a reporting unit was $12.1 million and the average goodwill balance per reporting unit was $1.1 million.

In the period ended March 31, 2020, we recorded impairment equal to the total goodwill and intangibles carrying amounts of our five Australian reporting units, which included goodwill impairment of $3.5 million and intangibles impairment, related to the Pool Systems tradename and trademark, of $0.9 million. We recorded these amounts in Impairment of goodwill and other assets on our Consolidated Statements of Income. We determined certain impairment triggers had occurred due to the impact of the COVID-19 pandemic on expected future operating cash flows, and performed interim goodwill impairment analyses, which included discounted cash flow analyses, and determined that the estimated fair values of our Australian reporting units no longer exceeded their carrying values.

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

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2021			2020
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pinch A Penny brand name	169,000	—	169,000	—	—	—	Indefinite
National Pool Tile (NPT) tradename	1,500	(1,037)	463	1,500	(962)	538	20
Non-compete agreements	8,096	(3,891)	4,205	6,917	(3,674)	3,243	4.58
Customer relationships	109,000	(214)	108,786	—	—	—	20
Franchise agreements	22,000	(40)	21,960	—	—	—	20
Total other intangibles	$317,996	$(5,182)	$312,814	$16,817	$(4,636)	$12,181

The Horizon tradename and Pinch A Penny brand name each have an indefinite useful life and are not subject to amortization.  However, we evaluate the useful life of these intangible assets and test for impairment annually.  The NPT tradename, our non-compete agreements, customer relationships and franchise agreements have finite useful lives, and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives. We have not identified any indicators of impairment related to these assets. The useful lives for our non-compete agreements are based on their contractual terms.

Other intangible amortization expense was $1.3 million in 2021 and $1.0 million in both 2020 and 2019.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2022	$7,854
2023	7,802
2024	7,426
2025	7,335
2026	6,932

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2021	2020
Receivables, net:
Trade accounts	$27,724	$33,553
Vendor programs	129,072	90,988
Other, net	4,405	2,519
Total receivables	161,201	127,060
Less: Allowance for doubtful accounts	(5,942)	(4,808)
Receivables, net	$155,259	$122,252

Prepaid expenses and other current assets:
Prepaid expenses	$21,889	$16,401
Other current assets	7,204	1,209
Prepaid expenses and other current assets	$29,093	$17,610

Property and equipment, net:
Land	$19,863	$3,608
Buildings	54,503	7,348
Leasehold improvements	62,684	54,300
Autos and trucks	102,330	95,667
Machinery and equipment	82,897	73,353
Computer equipment	32,200	29,935
Furniture and fixtures	9,598	9,448
Fixed assets in progress	6,176	4,608
Total property and equipment	370,251	278,267
Less: Accumulated depreciation	(191,243)	(170,026)
Property and equipment, net	$179,008	$108,241

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$25,882	$24,930
Performance-based compensation	76,255	59,897
Taxes payable	106,894	20,676
Unrealized losses on interest rate swaps	3,215	12,314
Other current liabilities	52,631	25,877
Accrued expenses and other current liabilities	$264,877	$143,694

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2021	2020
Variable rate debt
Short-term borrowings	$953	$—
Current portion of long-term debt:
Australian credit facility	10,819	11,869
Short-term borrowings and current portion of long-term debt	11,772	11,869

Long-term portion:
Revolving credit facility	572,926	109,024
Term loan under credit facility	250,000	—
Term facility	166,500	175,750
Receivables securitization facility	185,000	120,000
Less: financing costs, net	2,848	625
Long-term debt, net	1,171,578	404,149
Total debt	$1,183,350	$416,018

Credit Facility

On December 30, 2021, we entered into the First Amendment to the Second Amended and Restated Credit Agreement Credit Agreement, which increased the total borrowing capacity of our Credit Facility to $1.25 billion from $1.0 billion through the addition of an incremental delayed-draw term loan facility of $250.0 million. Subsequent to December 31, 2021, we drew the $250.0 million incremental term loan amount on January 4, 2022 and used the same amount to reduce our revolving borrowings. At that time, $413.4 million remained available for borrowing under the Credit Facility.

Previously, on September 27, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent (the “Agent”), and certain other lenders party thereto. The Credit Agreement amended and restated the predecessor senior credit facility (as amended, the “Credit Facility”) principally by increasing the total borrowing capacity from $750.0 million to $1.0 billion through the addition of a delayed-draw term loan facility of $250.0 million. We drew the entire $250.0 million delayed-draw term loan on December 15, 2021 and used the proceeds to fund our acquisition of Porpoise Pool & Patio, Inc.

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

Term loans under the credit facility require quarterly amortization payments aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on September 25, 2026. All other terms of any such term loans would be substantially similar to those governing revolving credit loans under the Credit Agreement. The Credit Agreement continues to include a $750.0 million revolving credit facility and sublimits for the issuance of swingline loans and standby letters of credit.

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

At December 31, 2021, there was $822.9 million outstanding, a $4.8 million standby letter of credit outstanding and $422.3 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2021 was approximately 1.2%, excluding commitment fees.

Revolving and term borrowings under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the highest of (i) the Agent’s prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) (a) prior to the USD LIBOR Transition Date, the Adjusted Eurocurrency Rate for Dollars for a one-month term in effect on such day plus 1.000% and (b) on and after the USD LIBOR Transition Date, Daily Simple RFR for Dollars in effect on such day plus 1.000%; or
b.(i) prior to the USD LIBOR Transition Date, the Eurocurrency Rate and (ii) on or after the USD LIBOR Transition Date or a Benchmark Transition Event, the applicable Benchmark Replacement.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the Canadian Dealer Offered Rate (“CDOR”) plus 1.000%; or
b.CDOR.

Borrowings by the Euro Borrower bear interest at the Eurocurrency rate plus an applicable margin.

Borrowings under any swingline loans under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:
a.the LIBOR Market Index Rate; or
b.a base rate, which is the highest of (i) the Agent’s prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) (a) prior to the USD LIBOR Transition Date, the Adjusted Eurocurrency Rate for Dollars for a one-month term in effect on such day plus 1.000% and (b) on and after the USD LIBOR Transition Date, Daily Simple RFR for Dollars in effect on such day plus 1.000%

The interest rate margins on the borrowings and letters of credit issued under the Credit Agreement are based on our leverage ratio and will range from 0.000% to 0.425% on Base Rate and Canadian Base Rate loans and from 0.910% to 1.425% on CDOR, LIBOR and swingline loans (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Credit Agreement). We are also required to pay an annual facility fee with respect to the lenders’ aggregate revolving credit agreement, the amount of which is based on our leverage ratio.

Term Facility

On December 30, 2019, we along with certain of our subsidiaries entered into a $185.0 million term facility (the “Term Facility”) with Bank of America, N.A. pursuant to a credit agreement subsequently amended on October 12, 2021, (as amended, the “Term Facility Agreement”) among us, as Borrower and Bank of America, N.A., as the Lender. Among other items, the amendment provided additional capacity under certain negative covenants related to indebtedness, liens, investments, acquisitions, share repurchases and dividends. The Term Facility matures on December 30, 2026.

Under the Term Facility, we are required to make quarterly amortization payments in installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date.

Our obligations under the Term Facility are guaranteed on an unsecured basis by substantially all of our existing and future domestic subsidiaries. The Term Facility Agreement contains various customary affirmative and negative covenants and events of default. The occurrence of any of these events of default would permit the lenders to, among other things, require immediate payment of all amounts outstanding under the Term Facility Agreement.

At December 31, 2021, the Term Facility had an outstanding balance of $166.5 million at a weighted average effective interest rate of 2.9%.

Borrowings under the Term Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus 0.50%, (ii) Bank of America’s “prime rate,” or (iii) the Eurodollar Rate (defined below) plus 1.00%; or
b.the Eurodollar Rate, which is the greater of (i) the rate per annum equal to the USD LIBOR as administered by the ICE Benchmark Administration, or a comparable or successor administrator approved by the Lender or (ii) a floor rate specified in the Term Facility Agreement.

The interest rate margins on the borrowings under the Term Facility are based on our leverage ratio and will range from 0.000% to 0.625% on Base Rate borrowings and 1.000% to 1.625% on Eurodollar Rate borrowings (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Term Facility Agreement).

Receivables Securitization Facility

On November 1, 2021, we and certain of our subsidiaries entered into an agreement (the “Amended Receivables Purchase Agreement”) amending our two-year receivable securitization facility. Among other items, the amendment removed seasonal facility limits and increased the maximum facility limit to $350.0 million in the months of April through June and from $175.0 million to $315.0 million during the remaining months of the year. We also extended the maturity date to November 1, 2023. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

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

The Receivables Facility is subject to terms and conditions (including representations, covenants and conditions precedent) customary for transactions of this type. Additionally, an amortization event will occur if we fail to meet certain covenants, including maintaining a maximum average total leverage ratio (average total funded debt/EBITDA) of 3.25 to 1.00 and a minimum fixed charge coverage ratio (EBITDAR/cash interest expense plus rental expense) of 2.25 to 1.00.

At December 31, 2021, there was $185.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 0.9%, excluding commitment fees.

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

Cash Pooling Arrangement

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the participating subsidiaries are in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. We also pay a commitment fee on the average outstanding balance. This fee is paid annually in advance. Our borrowing capacity is €14.0 million.

Maturities of Long-Term Debt

The table below presents maturities of long-term debt, excluding unamortized deferred financing costs, for the next five years (in thousands):

2022	$21,022
2023	200,500
2024	21,750
2025	28,000
2026	914,926

Interest Rate Swaps

We currently have three interest rate swap contracts in place, two of which became effective on November 20, 2020 and terminate on September 29, 2022, and a third that became effective on February 26, 2021, and terminates on February 28, 2025. These swap contracts were previously forward-starting and convert the variable interest rate to a fixed interest rate on our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rate plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

The net difference between interest paid and interest received related to our swap agreements resulted in an incremental interest expense of $4.3 million in 2021 and $0.9 million in 2020 and a benefit of $0.3 million in 2019.

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

As of December 31, 2021, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2021	2020
Deferred financing costs:
Balance at beginning of year	$5,130	$5,118
Financing costs deferred	2,638	12
Write-off of fully amortized deferred financing costs	(3,726)	—
Balance at end of year	4,042	5,130
Less: Accumulated amortization	(1,194)	(4,505)
Deferred financing costs, net of accumulated amortization	$2,848	$625

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2021, we had 4,109,524 shares available for future issuance including 933,872 shares that may be issued as restricted stock.

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

Restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. For each of the performance-based grants from 2016 through 2019, we achieved the performance condition in the initial three-year performance period. For the performance-based grants in 2020 and 2021, we have concluded that the performance condition is probable to be attained in the initial three-year performance period.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2021:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2020	884,059	$91.49
Granted	44,750	332.91
Less: Exercised	274,253	52.64
Forfeited	2,939	207.30
Balance at December 31, 2021	651,617	$123.98	4.93	$288,028,501

Exercisable at December 31, 2021	376,780	$76.06	3.31	$184,599,877

The following table presents information about stock options outstanding and exercisable at December 31, 2021:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 37.13 to $ 69.85	218,817	2.29	$59.66	218,817	$59.66
$ 69.86 to $ 138.03	257,995	5.05	108.93	156,309	97.51
$ 138.04 to $ 515.41	174,805	8.05	226.70	1,654	217.71
	651,617	4.93	$123.98	376,780	$76.06

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2021	2020	2019
Options exercised	274,253	482,361	640,475
Cash proceeds	$14,435	$17,657	$16,839
Intrinsic value of options exercised	$118,305	$116,794	$97,007
Tax benefits realized	$29,576	$29,199	$24,252

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2021		2020		2019
Expected volatility	27.0%		20.7%		21.4%
Expected term	6.9	years	6.8	years	7.0	years
Risk-free interest rate	1.00%		1.22%		2.52%
Expected dividend yield	1.15%		1.30%		1.30%
Grant date fair value	$83.05		$42.52		$37.75

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

For purposes of recognizing share-based compensation expense, we ratably expense the estimated fair value of employee stock options over the options’ requisite service period. The requisite service period for our share-based awards is either the vesting period, or if shorter, the period from the grant date to the date the employee becomes eligible to retire under our share-based award agreements. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method. We estimate a forfeiture rate to calculate our share-based compensation expense for our share-based awards based on an analysis of actual forfeitures. We continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover, and other factors.

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2021	2020	2019
Option grants share-based compensation expense	$2,846	$2,842	$3,021
Option grants share-based compensation tax benefits	712	710	755

At December 31, 2021, the unamortized compensation expense related to stock option awards totaled $3.6 million.  We anticipate recognizing this expense over a weighted average period of 2.8 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2021:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2020	291,704	$153.12
Granted (at market price) (1)	40,597	335.80
Less: Vested	69,069	115.88
Forfeited	2,494	295.73
Balance unvested at December 31, 2021	260,738	$190.26

(1)The majority of these shares contain performance-based vesting conditions.

At December 31, 2021, the unamortized compensation expense related to the restricted stock awards totaled $14.5 million.  We anticipate recognizing this expense over a weighted average period of 3.0 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2021	2020	2019
Restricted stock awards - shares vested	69,069	77,294	75,143
Fair value of restricted stock awards vested	$24,005	$16,813	$12,316

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2021	2020	2019
Restricted stock awards share-based compensation expense	$11,543	$10,965	$10,026

Employee Stock Purchase Plan

We maintain the Pool Corporation Amended and Restated Employee Stock Purchase Plan (the ESPP), which was last approved by the Board and our stockholders in 2016. Under the ESPP, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

a.the closing price of our common stock at the end of a six month plan period ending either July 31 or January 31; or
b.the average of the beginning and ending closing prices of our common stock for such six month period.

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each of the last three years, our employees purchased the following aggregate number of shares:

2021	2020	2019
8,649	10,929	12,716

The grant date fair value for the most recent ESPP purchase period ended July 31, 2021 was $121.82 per share.  Share-based compensation expense related to our ESPP was $0.8 million in 2021, $0.7 million in 2020 and $0.4 million in 2019.

Note 7 - Income Taxes
Income before income taxes and equity in earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$752,957	$428,857	$304,259
Foreign	71,188	22,817	13,215
Total	$824,145	$451,674	$317,474

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
Federal	$124,379	$67,093	$35,270
State and other	44,783	20,680	17,168
Total current provision for income taxes	169,162	87,773	52,438

Deferred:
Federal	2,970	(1,298)	4,154
State and other	1,680	(1,244)	(431)
Total deferred provision for income taxes	4,650	(2,542)	3,723
Provision for income taxes	$173,812	$85,231	$56,161

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity in earnings is as follows:

	Year Ended December 31,
	2021	2020	2019
Federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(0.11)	(0.22)	0.10
Stock-based compensation	(3.67)	(6.34)	(7.40)
Other, primarily state income tax rate	3.87	4.43	3.99
Total effective tax rate	21.09%	18.87%	17.69%

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $30.0 million to our income tax provision in 2021, $28.6 million in 2020 and $23.5 million in 2019.

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Product inventories	$8,597	$6,110
Accrued expenses	3,105	4,101
Leases	59,457	50,301
Share-based compensation	8,981	8,730
Uncertain tax positions	2,792	3,266
Net operating losses	2,524	3,829
Interest rate swaps	—	3,023
Other	3,839	3,628
Total non-current	89,295	82,988
Less: Valuation allowance	(2,086)	(3,166)
Component reclassified for net presentation	(86,113)	(78,542)
Total non-current, net	1,096	1,280

Total deferred tax assets	1,096	1,280

Deferred tax liabilities:
Trade discounts on purchases	2,566	2,218
Prepaid expenses	4,226	3,379
Leases	58,146	49,004
Intangible assets, primarily goodwill	36,936	34,244
Depreciation	19,369	17,350
Interest rate swaps	710	—
Total non-current	121,953	106,195
Component reclassified for net presentation	(86,113)	(78,542)
Total non-current, net	35,840	27,653

Total deferred tax liabilities	35,840	27,653

Net deferred tax liability	$34,744	$26,373

At December 31, 2021, certain of our international subsidiaries had tax loss carryforwards totaling approximately $8.6 million, which expire in various years after 2022.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $2.5 million as of December 31, 2021 and $3.8 million as of December 31, 2020.  We have recorded a corresponding valuation allowance of $1.8 million and $2.9 million in the respective years.

As of December 31, 2021, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform enacted in December 2017. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2021	2020	2019
Balance at beginning of year	$15,553	$13,582	$12,179
Increases for tax positions taken during a prior period	—	1,363	771
Increases for tax positions taken during the current period	3,518	2,721	2,354
Decreases resulting from the expiration of the statute of limitations	3,185	2,113	1,390
Decreases relating to settlements	2,589	—	332
Balance at end of year	$13,297	$15,553	$13,582

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $10.5 million at December 31, 2021 and $12.3 million at December 31, 2020.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest income of $0.6 million in 2021 and interest expense of $1.0 million in 2020 and $0.6 million in 2019.  Accrued interest related to unrecognized tax benefits was approximately $1.6 million at December 31, 2021 and $2.7 million at December 31, 2020.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2018.

Note 8 - Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 268,000 for the year ended December 31, 2021.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2021	2020	2019
Net income	$650,624	$366,738	$261,575
Amounts allocated to participating securities	(4,321)	—	—
Net income attributable to common stockholders	$646,303	$366,738	$261,575

Weighted average common shares outstanding:
Basic	39,876	40,106	39,833
Effect of dilutive securities:
Stock options and employee stock purchase plan	604	759	1,032
Diluted	40,480	40,865	40,865

Earnings per share attributable to common stockholders:
Basic	$16.21	$9.14	$6.57
Diluted	$15.97	$8.97	$6.40

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	1	—	—
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

We lease facilities for our corporate and administrative offices, sales centers and centralized shipping locations under operating leases that expire in various years through 2036. Most of our leases contain five-year terms with renewal options that allow us to extend the lease term beyond the initial period, subject to terms agreed upon at lease inception. Based on our leasing practices and contract negotiations, we determined that we are not reasonably certain to exercise the renewal options and, as such, we have not included optional renewal periods in our measurement of operating lease assets, liabilities and expected lease terms.

With our adoption of ASC 842, Leases, we elected to retain our existing assessment of whether an arrangement is or contains a lease, is classified as an operating or financing lease and contains initial direct costs. We also elected the practical expedients that allow us to exclude short-term leases from our Consolidated Balance Sheets and to combine lease and non-lease components.

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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2021	2020	2019
Operating lease cost (1)	Selling and administrative expenses	$71,255	$63,141	$60,104
Variable lease cost	Selling and administrative expenses	$18,755	$16,700	$13,778
(1)Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2021, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2022	$64,337
2023	57,806
2024	45,037
2025	34,803
2026	22,800
Thereafter	32,970
Total lease payments	257,753
Less: interest	13,324
Present value of lease liabilities	$244,429

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

	December 31,
Lease Term and Discount Rate for Operating Leases	2021	2020	2019
Weighted-average remaining lease term (years)	5.27	5.10	4.57
Weighted-average discount rate	2.57%	2.99%	3.41%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Year Ended
	December 31,
	2021	2020	2019
Operating cash flows for lease liabilities	$67,197	$60,723	$56,617

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

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2021	2020	2019
NCC	$1,222	$1,222	$1,222

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

The table below sets forth our contributions for the past three years (in thousands):

	2021	2020	2019
Defined contribution and international retirement plans	$9,308	$8,259	$7,373
Deferred compensation plan	239	160	195

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2021				2020
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,060,745	$1,787,833	$1,411,448	$1,035,557	$677,288	$1,280,846	$1,139,229	$839,261
Gross profit	301,131	551,685	441,899	322,376	189,629	373,481	328,698	239,095
Net income	98,655	259,695	184,665	107,609	30,912	157,555	119,098	59,174
Earnings per share:
Basic	$2.45	$6.47	$4.60	$2.68	$0.77	$3.94	$2.97	$1.47
Diluted	$2.42	$6.37	$4.54	$2.65	$0.75	$3.87	$2.92	$1.45

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2021, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2021, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2021, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Pool Corporation

Opinion on Internal Control over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

 /s/ Ernst & Young LLP

New Orleans, Louisiana
February 25, 2022

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2022 Proxy Statement to be filed with the SEC.

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

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2022 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2022 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2022 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2022 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Statements of Income	52
	Consolidated Statements of Comprehensive Income	53
	Consolidated Balance Sheets	54
	Consolidated Statements of Cash Flows	55
	Consolidated Statements of Changes in Stockholders’ Equity	56
	Notes to Consolidated Financial Statements	57

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

Item 16.  Form 10-K Summary

None.

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated By-laws of the Company.		8-K	000-26640	02/08/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.		10-K	000-26640	02/27/2020
10.1	*	Pool Corporation Amended and Restated Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.	X
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.	X
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.8	*	Employment Agreement, dated January 17, 2003, between SCP Distributors, LLC and A. David Cook.		10-K	000-26640	03/01/2005
10.9	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.10	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.11	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.12		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*	Pool Corporation Executive Officer Annual Incentive Plan.		10-K	000-26640	02/27/2019
10.14	*	Pool Corporation Strategic Plan Incentive Program.	X
10.15
Second Amended and Restated Credit Agreement dated as of September 27, 2021, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.
				8-K	000-26640	9/29/2021
10.16		as amended by First Amendment to Second Amended and Restated Credit Agreement	X

Incorporated by Reference
No.	Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

10.17
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
			8-K	000-26640	10/17/2013
10.18
Receivables Purchase Agreement, dated as of October 11, 2013, among Superior Commerce LLC as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time thereto, The Bank of Tokyo‑Mitsubishi UFJ, Ltd., New York Branch, as the Victory Group Co-Agent and Wells Fargo Bank, National Association, as the Wells Group Co-Agent and as Administrative Agent.
			8-K	000-26640	10/17/2013
10.19	as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.20	as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.21	as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.22	as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.23	as amended by Sixth Amendment to the Receivables Purchase Agreement dated as of October 28, 2016.		8-K	000-26640	10/31/2016
10.24	as amended by Seventh Amendment to the Receivables Purchase Agreement dated as of August 31, 2017.		8-K	000-26640	09/01/2017
10.25	as amended by Eighth Amendment to the Receivables Purchase Agreement dated as of November 28, 2017.		8-K	000-26640	11/29/2017
10.26	as amended by Ninth Amendment to the Receivables Purchase Agreement dated as of October 31. 2018.		8-K	000-26640	11/02/2018
10.27	as amended by Tenth Amendment to the Receivables Purchase Agreement dated as of November 1, 2019.		8-K	000-26640	11/04/2019
10.28
Omnibus Amendment No. 1, dated November 1, 2021, among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, Pool Corporation as the Performance Guarantor, the Purchasers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
			8-K	000-26640	11/01/2021
10.29	Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
10.30	Credit Agreement, dated as of December 30, 2019, among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and Bank of America, N.A., as the Lender.		8-K	000-26640	01/02/2020
10.31	First Amendment to Credit Agreement, dated October 12, 2021 by and among Pool Corporation as Borrower, the Guarantors and BANK OF AMERICA, N.A as Lender.		10-Q	000-26640	10/28/2021
21.1	Subsidiaries of the registrant.	X
23.1	Consent of Ernst & Young LLP.	X
31.1	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

*    Indicates a management contract or compensatory plan or arrangement

+    Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019;
2.Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, December 31, 2020 and December 31, 2019;
3.Consolidated Balance Sheets at December 31, 2021 and December 31, 2020;
4.Consolidated Statements of Cash Flows for the years ended December 31, 2021, December 31, 2020 and December 31, 2019;
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2021, December 31, 2020 and December 31, 2019; and
6.Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 25, 2022.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 25, 2022.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chairman of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President, Chief Executive Officer and Director (principal executive officer)

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ MARTHA S. GERVASI
Martha S. Gervasi	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director