Form 10-Q
period 2022-03-31
POOL CORP
filed 2022-04-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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

As of April 25, 2022, there were 40,073,690 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2022

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2022	2021
Net sales	$1,412,650	$1,060,745
Cost of sales	965,461	759,614
Gross profit	447,189	301,131
Selling and administrative expenses	211,466	172,100
Operating income	235,723	129,031
Interest and other non-operating expenses, net	5,198	2,582
Income before income taxes and equity in earnings	230,525	126,449
Provision for income taxes	51,322	27,869
Equity in earnings of unconsolidated investments, net	58	75
Net income	$179,261	$98,655

Earnings per share attributable to common stockholders:
Basic	$4.46	$2.45
Diluted	$4.41	$2.42
Weighted average common shares outstanding:
Basic	39,932	40,215
Diluted	40,392	40,846

Cash dividends declared per common share	$0.80	$0.58

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Net income	$179,261	$98,655
Other comprehensive (loss) income:
Foreign currency translation losses	(214)	(1,268)
Change in unrealized gains on interest rate swaps, net of change in taxes of $(3,866) and $(3,046)	11,598	9,137
Total other comprehensive income	11,384	7,869
Comprehensive income	$190,645	$106,524

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2022	2021	2021 (1)
	(Unaudited)	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$35,365	$27,078	$24,321
Receivables, net	195,951	122,938	155,259
Receivables pledged under receivables facility	483,976	364,664	221,312
Product inventories, net	1,641,155	977,228	1,339,100
Prepaid expenses and other current assets	42,310	25,390	29,093
Total current assets	2,398,757	1,517,298	1,769,085

Property and equipment, net	180,504	109,830	179,008
Goodwill	688,350	267,914	688,364
Other intangible assets, net	310,848	11,854	312,814
Equity interest investments	1,184	1,305	1,231
Operating lease assets	260,285	209,036	241,662
Other assets	42,213	24,456	37,967
Total assets	$3,882,141	$2,141,693	$3,230,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$685,946	$634,998	$398,697
Accrued expenses and other current liabilities	179,552	134,670	264,877
Short-term borrowings and current portion of long-term debt	21,265	12,409	11,772
Current operating lease liabilities	71,685	61,265	69,070
Total current liabilities	958,448	843,342	744,416

Deferred income taxes	40,944	31,134	35,840
Long-term debt, net	1,483,808	420,762	1,171,578
Other long-term liabilities	32,940	38,945	31,545
Non-current operating lease liabilities	191,723	149,582	175,359
Total liabilities	2,707,863	1,483,765	2,158,738

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 40,110,126, 40,086,256 and 40,192,901 shares issued and outstanding at March 31, 2022, March 31, 2021 and December 31, 2021, respectively	40	40	40
Additional paid-in capital	558,755	526,328	551,963
Retained earnings	611,583	137,710	526,874
Accumulated other comprehensive income (loss)	3,900	(6,150)	(7,484)
Total stockholders’ equity	1,174,278	657,928	1,071,393
Total liabilities and stockholders’ equity	$3,882,141	$2,141,693	$3,230,131
(1)  Derived from audited financial statements.
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2022	2021
Operating activities
Net income	$179,261	$98,655
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	7,663	6,884
Amortization	2,192	421
Share-based compensation	3,657	3,837
Equity in earnings of unconsolidated investments, net	(58)	(75)
Other	5,777	2,723
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(303,400)	(199,672)
Product inventories	(306,582)	(200,185)
Prepaid expenses and other assets	(23,330)	(5,507)
Accounts payable	287,449	369,665
Accrued expenses and other current liabilities	(60,738)	367
Net cash (used in) provided by operating activities	(208,109)	77,113

Investing activities
Acquisition of businesses, net of cash acquired	—	(683)
Purchases of property and equipment, net of sale proceeds	(9,159)	(8,839)
Net cash used in investing activities	(9,159)	(9,522)

Financing activities
Proceeds from revolving line of credit	564,288	342,500
Payments on revolving line of credit	(604,960)	(308,656)
Proceeds from term loan under credit facility	250,000	—
Proceeds from asset-backed financing	155,000	110,000
Payments on asset-backed financing	(50,000)	(125,000)
Payments on term facility	(2,313)	(2,313)
Proceeds from short-term borrowings and current portion of long-term debt	10,277	4,280
Payments on short-term borrowings and current portion of long-term debt	(784)	(3,740)
Payments of deferred and contingent acquisition consideration	(1,374)	(362)
Proceeds from stock issued under share-based compensation plans	3,135	2,912
Payments of cash dividends	(32,132)	(23,299)
Purchases of treasury stock	(62,420)	(71,516)
Net cash provided by (used in) financing activities	228,717	(75,194)
Effect of exchange rate changes on cash and cash equivalents	(405)	553
Change in cash and cash equivalents	11,044	(7,050)
Cash and cash equivalents at beginning of period	24,321	34,128
Cash and cash equivalents at end of period	$35,365	$27,078

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	179,261	—	179,261
Foreign currency translation	—	—	—	—	(214)	(214)
Interest rate swaps, net of the change in taxes of $(3,866)	—	—	—	—	11,598	11,598
Repurchases of common stock, net of retirements	(138)	—	—	(62,420)	—	(62,420)
Share-based compensation	—	—	3,657	—	—	3,657
Issuance of stock under share-based compensation plans	55	—	3,135	—	—	3,135
Declaration of cash dividends	—	—	—	(32,132)	—	(32,132)
Balance at March 31, 2022	40,110	$40	$558,755	$611,583	$3,900	$1,174,278

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470
Net income	—	—	—	98,655	—	98,655
Foreign currency translation	—	—	—	—	(1,268)	(1,268)
Interest rate swaps, net of the change in taxes of $(3,046)	—	—	—	—	9,137	9,137
Repurchases of common stock, net of retirements	(215)	—	—	(71,516)	—	(71,516)
Share-based compensation	—	—	3,837	—	—	3,837
Issuance of stock under share-based compensation plans	69	—	2,912	—	—	2,912
Declaration of cash dividends	—	—	—	(23,299)	—	(23,299)
Balance at March 31, 2021	40,086	$40	$526,328	$137,710	$(6,150)	$657,928

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

A description of our significant accounting policies is included in our 2021 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2021 Annual Report on Form 10-K.  The results for our three-month period ended March 31, 2022, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2022.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $7.3 million in the first quarter of 2022 compared to $4.0 million in the first quarter of 2021.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of March 31, 2022, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.7 billion and cumulative dividends of $822.5 million.

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our Accumulated other comprehensive income (loss) balance (in thousands):

	March 31,		December 31,
	2022	2021	2021
Foreign currency translation adjustments	$(9,794)	$(6,185)	$(9,580)
Unrealized gains on interest rate swaps, net of tax	13,694	35	2,096
Accumulated other comprehensive income (loss)	$3,900	$(6,150)	$(7,484)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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
		The provisions of these updates are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	We do not expect that there will be a material impact to the financial statements as a result of adopting these ASUs.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 239,000 for the three months ended March 31, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31,
	2022	2021
Net income	$179,261	$98,655
Amounts allocated to participating securities	(1,051)	—
Net income attributable to common stockholders	$178,210	$98,655

Weighted average common shares outstanding:
Basic	39,932	40,215
Effect of dilutive securities:
Stock options and employee stock purchase plan	460	631
Diluted	40,392	40,846

Earnings per share attributable to common stockholders:
Basic	$4.46	$2.45
Diluted	$4.41	$2.42

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	1	—
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

On December 16, 2021, we acquired Porpoise Pool & Patio, Inc. (“Porpoise”) for $788.7 million, net of cash acquired, subject to certain customary closing adjustments. The acquisition was funded with borrowings on our amended and restated revolving credit facility (the “Credit Facility”). Porpoise’s primary operations, Sun Wholesale Supply, Inc., a wholesale distributor of swimming pool and outdoor-living products, added one distribution location in Florida. It also services Pinch A Penny, Inc., a franchisor of independently owned and operated pool and outdoor living-related specialty retail stores.

We preliminarily recognized goodwill of $403.5 million, other intangible assets of $301.0 million and tangible assets of $84.2 million, which included $57.4 million of acquired land and buildings. For additional discussion of goodwill and other intangible assets, see Note 3 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2021 Annual Report on Form 10-K. The final allocation of the fair value of the Porpoise acquisition, including the allocation of goodwill and intangible assets, is not complete but will be finalized within the allowable measurement period. We do not expect the future results of this acquisition to have a material impact on our financial position or results of operations.

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

Other than the Porpoise acquisition, we have completed our acquisition accounting for these acquisitions, subject to adjustments for standard holdback provisions per the terms of the purchase agreements, which are not material.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at March 31,
	2022	2021
Level 2
Unrealized gains on interest rate swaps	$18,817	$8,180
Unrealized losses on interest rate swaps	514	8,088

Level 3
Contingent consideration liabilities	$600	$993
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

We currently have three interest rate swap contracts in place, two of which became effective on November 20, 2020, and terminate on September 29, 2022, and a third that became effective on February 26, 2021, and terminates on February 28, 2025. These swap contracts were previously forward-starting and convert the variable interest rate to a fixed interest rate on our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at March 31, 2022, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the three-month period ended March 31, 2022.

We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings. Changes in the estimated fair value of these forward-starting interest rate swap contracts are recorded to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets, including long-lived assets, goodwill and intangible assets, are recorded at fair value on a nonrecurring basis as a result of impairment charges or business combinations. In the three months ended March 31, 2022, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2022	2021
Variable rate debt
Short-term borrowings	$10,854	$2,216
Current portion of long-term debt:
Australian credit facility	10,411	10,193
Short-term borrowings and current portion of long-term debt	21,265	12,409

Long-term portion:
Revolving credit facility	532,253	142,868
Term loan under credit facility	500,000	—
Term facility	164,188	173,438
Receivables securitization facility	290,000	105,000
Less: financing costs, net	2,633	544
Long-term debt, net	1,483,808	420,762
Total debt	$1,505,073	$433,171

On January 4, 2022, we drew the $250.0 million incremental term loan available under our December 30, 2021 amendment to our Second Amended and Restated Credit Agreement (the “Credit Facility”) and used the net proceeds to reduce our revolving borrowings under the Credit Facility. At March 31, 2022, $500.0 million of term loans available under the Credit Facility were fully drawn.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2021 Annual Report on Form 10-K and with Management’s Discussion and Analysis in our 2021 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including impacts on our business from the COVID-19 pandemic and the extent to which strong demand driven by home-centric trends will continue, accelerate or reverse; the sensitivity of our business to weather conditions; changes in the economy; consumer discretionary spending; the housing market or inflation rates; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2021 Annual Report on Form 10-K.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

Net sales increased 33% in the first quarter of 2022 to $1.4 billion compared to $1.1 billion in the first quarter of 2021. Base business sales grew 26%. The increase in our sales reflects continued strong demand for outdoor living products in addition to elevated price inflation of approximately 10% to 12%. Sales also benefited approximately 5% from both accelerated customer early buys and an extra selling day in the first quarter of 2022 compared to the first quarter of 2021.
Gross profit increased 49% to $447.2 million in the first quarter of 2022 from $301.1 million in the same period of 2021. Base business gross profit improved 38% over the first quarter of 2021. Gross margin increased 330 basis points to 31.7% in the first quarter of 2022 compared to 28.4% in the first quarter of 2021, while base business gross margin increased 270 basis points. Our prior year strategic initiative to build inventory benefited our gross margin in the first quarter of 2022.
Selling and administrative expenses (operating expenses) increased 23% to $211.5 million in the first quarter of 2022 compared to $172.1 million in the first quarter of 2021. Our operating expenses have increased as we expand our workforce and reward our employees through performance-based compensation. Other incremental operating expense increases relate to recent acquisitions, growth-driven facility and freight costs and increased investments in our digital transformation initiatives. As a percentage of net sales, operating expenses decreased to 15.0% in the first quarter of 2022 compared to 16.2% in the same period of 2021.
Operating income in the first quarter of 2022 increased 83% to $235.7 million compared to $129.0 million in the same period in 2021. Operating margin was 16.7% in the first quarter of 2022 compared to 12.2% in the first quarter of 2021. Base business operating margin was 16.5%, up 430 basis points from the prior year period.
We recorded a $7.3 million, or $0.18 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2022, compared to a tax benefit of $4.0 million, or $0.10 per diluted share, realized in the same period of 2021.

Net income increased 82% to $179.3 million in the first quarter of 2022 compared to $98.7 million in the first quarter of 2021. Earnings per diluted share increased 82% to $4.41 in the first quarter of 2022 compared to $2.42 in the same period of 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share was $4.23 in the first quarter of 2022 compared to $2.32 in the first quarter of 2021.

References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.
COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health, safety and security of our employees and the communities in which we operate remains our highest priority. We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices in 2020, and we continue to evaluate and maintain them where necessary.

Beginning in the second quarter of 2020 and through the first quarter of 2022, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces. While this trend has had a positive impact on our financial performance over the past couple of years, it is unclear what the long-term impact will be.

Our industry experienced constrained supply chain dynamics in 2021, which has continued in the first quarter of 2022. In response, we have been proactive in making significant investments in inventory to enable us to continue to meet strong customer demand and position ourselves to provide exceptional customer service into the 2022 swimming pool season. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term.

We expect the impact of the pandemic on our business and financial results in 2022 will continue to vary by location and depend on numerous evolving factors that we are unable to accurately predict. These factors include the duration and scope of the pandemic, global economic conditions during and after the pandemic, the possible re-institution of governmental restrictions on the activities of our customers, vendors or employees, the possibility of additional subsequent outbreaks, the sustainability of current home-centric trends and other changes in customer and supplier behavior in response to the pandemic.

Financial Position and Liquidity

As of March 31, 2022, total net receivables, including pledged receivables, increased 39% compared to March 31, 2021, primarily driven by our sales growth and recent acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.4 days at March 31, 2022 and 26.6 days at March 31, 2021. Our allowance for doubtful accounts balance was $6.0 million at March 31, 2022 and $4.7 million at March 31, 2021.

Net inventory levels increased 68% compared to levels at March 31, 2021. We increased our purchasing beginning in the second half of 2021 to alleviate the impact of longer lead times from our vendors and ensure product availability for our customers. Our inventory balance also reflects impacts from inflation and recent acquisitions. Our inventory reserve was $19.8 million at March 31, 2022 and $13.7 million at March 31, 2021. Our inventory turns, as calculated on a trailing four quarters basis, were 3.1 times at March 31, 2022 and 4.0 times at March 31, 2021. Our inventory turns have averaged 3.4 times over the past five years.

Total debt outstanding at March 31, 2022 was $1.5 billion, up $1.1 billion compared to total debt at March 31, 2021. We utilized debt proceeds to fund investments in working capital and our 2021 acquisitions.

Current Trends and Outlook

For a detailed discussion of trends through 2021, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

We expect 2022 diluted EPS of $18.34 to $19.09, including the impact of year-to-date tax benefits of $0.18. Our previous earnings guidance range disclosed in our 2021 Annual Report on Form 10-K was $17.19 to $17.94, including an estimated $0.19 tax benefit. Our earnings guidance range assumes average weather conditions.

We expect sales growth at the higher end of the 17% to 19% range previously disclosed in our 2021 Annual Report on Form 10-K. We project 2022 inflationary product cost increases of approximately 10% to 11% (compared to 7% to 8% in 2021).

Our gross margin trends depend on the amounts and timing of inflationary price increases, sales growth expectations and product mix. We expect relatively neutral gross margin trends for the full year of 2022 compared to the full year of 2021. Compared to 2021 periods, we project a modest improvement in the second quarter of 2022 and declines in the latter half of the year.

We project our operating expense growth rate in 2022 will be less than our gross profit growth rate. We expect that our operating expense growth will reflect inflationary increases and incremental costs to support our investment initiatives, including increased investments in our digital transformation initiatives and expansion of our sales center network. We expect increased expenses from tight labor and real estate markets in 2022, which are heightened focus areas in our expense management.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2022 will approximate 25.5%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $7.3 million, or $0.18 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2022. We may recognize additional tax benefits related to stock option exercises in 2022 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized as of March 31, 2022.

We expect to continue to use cash to fund opportunistic share repurchases through the remainder of 2022 and to use cash for the payment of cash dividends as and when declared by our Board of Directors (our Board).

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions, and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of March 31, 2022, we conducted operations through 414 sales centers in North America, Europe and Australia. For the three months ended March 31, 2022, approximately 94% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2022	2021
Net sales	100.0%	100.0%
Cost of sales	68.3	71.6
Gross profit	31.7	28.4
Selling and administrative expenses	15.0	16.2
Operating income	16.7	12.2
Interest and other non-operating expenses, net	0.4	0.2
Income before income taxes and equity in earnings	16.3%	11.9%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2022 and 2021 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2022 Compared to Three Months Ended March 31, 2021
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2022	2021	2022	2021	2022	2021
Net sales	$1,328,126	$1,057,782	$84,524	$2,963	$1,412,650	$1,060,745

Gross profit	413,278	300,439	33,911	692	447,189	301,131
Gross margin	31.1%	28.4%	40.1%	23.4%	31.7%	28.4%

Operating expenses	193,927	171,285	17,539	815	211,466	172,100
Expenses as a % of net sales	14.6%	16.2%	20.8%	27.5%	15.0%	16.2%

Operating income (loss)	219,351	129,154	16,372	(123)	235,723	129,031
Operating margin	16.5%	12.2%	19.4%	(4.2)%	16.7%	12.2%

In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Porpoise Pool & Patio, Inc.	December 2021	1	January - March 2022
Wingate Supply, Inc.	December 2021	1	January - March 2022
Vak Pak Builders Supply, Inc.	June 2021	1	January - March 2022
Pool Source, LLC	April 2021	1	January - March 2022
TWC Distributors, Inc.	December 2020	10	January - February 2022 and January - February 2021

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

The table below summarizes the changes in our sales center count during the first three months of 2022:

December 31, 2021	410
New locations	4
March 31, 2022	414

Net Sales

	Three Months Ended
	March 31,
(in millions)	2022	2021	Change
Net sales	$1,412.7	$1,060.7	$352.0	33%

Net sales increased 33% in the first quarter of 2022 compared to the first quarter of 2021, while base business net sales grew 26% over the same period. The following factors benefited our sales (listed in order of estimated magnitude):

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
•inflationary product cost increases of approximately 10 to 12%;
•7% sales growth from recent acquisitions; and
•5% sales growth from both accelerated customer early buys and an extra selling day in the first quarter of 2022 compared to the first quarter of 2021.

Higher sales growth rates for certain product offerings, such as equipment and building materials, reflect continued strong demand in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first quarter of 2022, sales for equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased 18% compared to the same period last year, and collectively represented approximately 29% of net sales for the period. Sales of building materials grew 29% compared to the first quarter of 2021 and represented approximately 14% of net sales in the first quarter of 2022.

In the first quarter of 2022, sales for chemicals, representing 9% of total net sales, increased 58% compared to the first quarter of 2021. The increase in chemicals was driven by inflation, improved supply and strong demand for non-discretionary maintenance products.

Sales to customers who service large commercial installations and specialty retailers that sell swimming pool supplies are included in the appropriate existing product categories, and growth in these areas is reflected in the numbers in the paragraphs above. Sales to retail customers increased 27% in the first quarter of 2022 compared to the first quarter of 2021 and represented approximately 10% of our net sales for the first quarter of 2022. Sales to commercial customers increased 34% in the first quarter of 2022 compared to the first quarter of 2021 and represented approximately 4% of our net sales for the first quarter of 2022.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2022	2021	Change
Gross profit	$447.2	$301.1	$146.1	49%
Gross margin	31.7%	28.4%

Gross margin increased 330 basis points to 31.7% in the first quarter of 2022 compared to 28.4% in the first quarter of 2021. Base business gross margin increased 270 basis points. Our prior year strategic initiative to build inventory benefited our gross margin in the first quarter of 2022. Product mix and continued positive impacts from our ongoing pricing efforts also favorably impacted our gross margin.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2022	2021	Change
Selling and administrative expenses	$211.5	$172.1	$39.4	23%
Operating expenses as a % of net sales	15.0%	16.2%

Operating expenses increased 23% in the first quarter of 2022 compared to the first quarter of 2021. Our compensation expense has increased as we expand our workforce and reward our employees through performance-based compensation. Other incremental operating expense increases relate to recent acquisitions, growth-driven facility and freight costs and increased investments in our digital transformation initiatives. As a percentage of net sales, operating expenses decreased to 15.0% in the first quarter of 2022 compared to 16.2% in the same period of 2021.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2022 increased $2.6 million compared to the first quarter of 2021, primarily due to higher average debt levels between periods. Our average outstanding debt was $1.3 billion in the first quarter of 2022 versus $397.3 million for the first quarter of 2021. Our weighted average effective interest rate decreased to 1.5% from 2.2% for the respective periods.

Income Taxes

Our effective income tax rate was 22.3% for the three months ended March 31, 2022 compared to 22.0% for the three months ended March 31, 2021. We recorded a $7.3 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2022 compared to a tax benefit of $4.0 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.4% for the first quarter of 2022 and 25.2% for the first quarter of 2021.

Net Income and Earnings Per Share

Net income increased 82% to $179.3 million in the first quarter of 2022 compared to $98.7 million in the first quarter of 2021. Earnings per diluted share increased to $4.41 in the first quarter of 2022 compared to $2.42 in the same period of 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 82% to $4.23 in the first quarter of 2022 compared to $2.32 in the first quarter of 2021.

Seasonality and Quarterly Fluctuations

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

The following table presents certain unaudited quarterly data for the first quarter of 2022, the four quarters of 2021 and the fourth, third and second quarters of 2020.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends for a variety of reasons, including the seasonal nature of our business, the recent pandemic-driven increased demand for our products and the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2022	2021				2020
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$1,412,650	$1,035,557	$1,411,448	$1,787,833	$1,060,745	$839,261	$1,139,229	$1,280,846
Gross profit	447,189	322,376	441,899	551,685	301,131	239,095	328,698	373,481
Operating income	235,723	127,891	237,276	338,586	129,031	74,351	148,233	205,857
Net income	179,261	107,609	184,665	259,695	98,655	59,174	119,098	157,555

Balance Sheet Data
Total receivables, net	$679,927	$376,571	$476,150	$585,566	$487,602	$289,200	$366,412	$453,405
Product inventories, net	1,641,155	1,339,100	1,043,407	894,654	977,228	780,989	612,824	628,418
Accounts payable	685,946	398,697	414,156	439,453	634,998	266,753	268,412	346,272
Total debt	1,505,073	1,183,350	362,819	423,116	433,171	416,018	339,934	438,804

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2022 and 2021 Results

Overall, weather conditions in the first quarter of 2022 were less favorable than weather conditions in the first quarter of 2021. Sales benefited from above-average temperatures along much of the west and the east coast, although Texas experienced cooler-than-normal temperatures. In addition, some seasonal markets had unfavorable weather compared to first quarter of 2021 when construction activity started earlier than normal. Similarly, results in Europe were hindered by unfavorable weather conditions. In the first quarter of 2021, sales benefited from favorable and generally mild weather conditions throughout the contiguous United States. In February 2021, Texas experienced the most costly winter storm event on record for the United States, which damaged many swimming pools and added to already strong replacement activity.

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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2021 Annual Report on Form 10-K.  We have not changed any of these policies from those previously disclosed in that report.

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

We prioritize our use of cash based on investing in our business, maintaining a prudent capital structure and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

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

We focus our capital expenditure plans principally on the needs of our sales centers, and in recent years have increased our spending on information technology. We project capital expenditures in 2022 will approximate our historical average of 1.0% of net sales. Capital expenditures were 0.7% of net sales in 2021, 0.6% of net sales in 2020 and 1.0% of net sales in 2019 and have averaged roughly 1.0% of net sales over the past five years.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2022	2021
Operating activities	$(208,109)	$77,113
Investing activities	(9,159)	(9,522)
Financing activities	228,717	(75,194)

Net cash used in operations was $208.1 million for the first three months of 2022 compared to net cash provided by operations of $77.1 million for the first three months of 2021. The decrease in our operating cash flows was driven by incremental net working capital outflows, which reflect increased inventory purchases and other working capital changes due to our sales growth and recent acquisitions. In addition, our operating cash flows were impacted by federal tax payments of $79.5 million in the first quarter of 2022, which were allowed to be deferred and included in accrued expenses and other liabilities at December 31, 2021.
Net cash used in investing activities for the first three months of 2022 decreased slightly compared to the first three months of 2021 due to a decrease in cash used for the acquisition of businesses of $0.7 million, offset by an increase in capital expenditures of $0.3 million.
Net cash provided by financing activities increased $303.9 million to $228.7 million for the first three months of 2022 compared to net cash used in financing activities of $75.2 million for the first three months of 2021. The increase in cash provided by financing activities reflects a $304.4 million increase in net debt proceeds and a $9.1 million decrease in share repurchases, partially offset by an increase in dividends paid of $8.8 million.

Future Sources and Uses of Cash

Credit Facility

Our Credit Facility, as amended through December 30, 2021, provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility includes a $750.0 million revolving credit facility and sublimits for the issuance of swingline loans and standby letters of credit. The term loans require quarterly amortization payments aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At March 31, 2022, there was $532.3 million of revolving borrowings outstanding, a $500.0 million term loan, a $4.8 million standby letter of credit outstanding and $212.9 million available for borrowing under the Credit Facility.  Currently, we pay interest on revolving borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of March 31, 2022 was approximately 1.7%, excluding commitment fees.

Term Facility
Our Term Facility, as amended on October 12, 2021, provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At March 31, 2022, there was $164.2 million outstanding under the Term Facility with a weighted average effective interest rate of 1.6%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

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
At March 31, 2022, there was $290.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 1.2%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2022, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of March 31, 2022, our average total leverage ratio equaled 1.06 (compared to 0.77 as of December 31, 2021) and the TTM average total indebtedness amount used in this calculation was $1.1 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2022, our fixed charge ratio equaled 12.38 (compared to 11.76 as of December 31, 2021) and TTM Rental Expense was $73.2 million.
The Credit Facility and Term Facility limit the declaration and payment of dividends on our common stock to a manner consistent with past practice, provided no default or event of default has occurred and is continuing, or would result from the payment of dividends.  We may declare and pay quarterly dividends so long as (i) the amount per share of such dividends is not greater than the most recently publicly announced amount of dividends per share and (ii) our Average Total Leverage Ratio is less than 3.25 to 1.00 both immediately before and after giving pro forma effect to such dividends. Under the Credit Facility and Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 3.25 to 1.00.

Other covenants in each of our credit facilities include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets.  Failure to comply with any of our financial covenants or any other terms of our credit facilities could result in, among other things, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

Interest Rate Swaps
We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of March 31, 2022, we had three interest rate swap contracts in place and two forward-starting interest rate swap contracts, each of which has the effect of converting our exposure to variable interest rates on our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of March 31, 2022, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2021 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of April 25, 2022, $427.1 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the three months ended March 31, 2022 from what we reported in our 2021 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2021 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the three months ended March 31, 2022 from what we reported in our 2021 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2021 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2022, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of March 31, 2022, our disclosure controls and procedures were effective.
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

Item 1A.  Risk Factors
There have been no material changes from the risk factors disclosed in Part I, Item 1A “Risk Factors” in our 2021 Annual Report on Form 10-K.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2022	21,343	$499.71	15,191	$487,443,561
February 1-28, 2022	52,236	$435.37	45,891	$467,548,308
March 1-31, 2022	64,589	$449.18	55,401	$442,785,865
Total	138,168	$451.76	116,483
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. 21,685 shares were surrendered for this purpose in the first quarter of 2022.
(2)As of April 25, 2022, $427.1 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three months ended March 31, 2022 and March 31, 2021;
2.Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and March 31, 2021;
3.Consolidated Balance Sheets at March 31, 2022, December 31, 2021 and March 31, 2021;
4.Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and March 31, 2021;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2022 and March 31, 2021; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2022.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant