Form 10-Q
period 2022-06-30
POOL CORP
filed 2022-07-28
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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

As of July 25, 2022, there were 39,590,630 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2022

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	$2,055,818	$1,787,833	$3,468,468	$2,848,579
Cost of sales	1,389,014	1,236,148	2,354,474	1,995,762
Gross profit	666,804	551,685	1,113,994	852,817
Selling and administrative expenses	247,916	213,099	459,382	385,200
Operating income	418,888	338,586	654,612	467,617
Interest and other non-operating expenses, net	8,523	1,963	13,722	4,545
Income before income taxes and equity in earnings	410,365	336,623	640,890	463,072
Provision for income taxes	103,160	76,985	154,482	104,854
Equity in earnings of unconsolidated investments, net	78	57	136	132
Net income	$307,283	$259,695	$486,544	$358,350

Earnings per share attributable to common stockholders:
Basic	$7.71	$6.47	$12.16	$8.92
Diluted	$7.63	$6.37	$12.03	$8.78
Weighted average common shares outstanding:
Basic	39,660	40,125	39,795	40,169
Diluted	40,064	40,745	40,231	40,800

Cash dividends declared per common share	$1.00	$0.80	$1.80	$1.38

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$307,283	$259,695	$486,544	$358,350
Other comprehensive (loss) income:
Foreign currency translation (losses) gains	(7,125)	1,302	(7,339)	34
Change in unrealized gains (losses) on interest rate swaps, net of change in taxes of $(1,631), $719, $(5,497), and $(2,327)	4,893	(2,157)	16,491	6,980
Total other comprehensive (loss) income	(2,232)	(855)	9,152	7,014
Comprehensive income	$305,051	$258,840	$495,696	$365,364

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2022	2021	2021
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$91,481	$58,465	$24,321
Receivables, net	239,639	210,318	155,259
Receivables pledged under receivables facility	516,946	375,248	221,312
Product inventories, net	1,579,101	894,654	1,339,100
Prepaid expenses and other current assets	43,317	18,716	29,093
Total current assets	2,470,484	1,557,401	1,769,085

Property and equipment, net	183,480	111,661	179,008
Goodwill	692,972	283,284	688,364
Other intangible assets, net	309,375	12,350	312,814
Equity interest investments	1,179	1,293	1,231
Operating lease assets	259,571	221,068	241,662
Other assets	45,044	26,978	37,967
Total assets	$3,962,105	$2,214,035	$3,230,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$604,225	$439,453	$398,697
Accrued expenses and other current liabilities	195,529	184,437	264,877
Short-term borrowings and current portion of long-term debt	19,731	10,058	11,772
Current operating lease liabilities	71,550	63,786	69,070
Total current liabilities	891,035	697,734	744,416

Deferred income taxes	42,380	30,440	35,840
Long-term debt, net	1,575,667	413,058	1,171,578
Other long-term liabilities	32,109	38,079	31,545
Non-current operating lease liabilities	191,856	159,976	175,359
Total liabilities	2,733,047	1,339,287	2,158,738

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,588,231, 40,131,570 and 40,192,901 shares issued and outstanding at June 30, 2022, June 30, 2021 and December 31, 2021, respectively	40	40	40
Additional paid-in capital	564,641	535,046	551,963
Retained earnings	662,709	346,667	526,874
Accumulated other comprehensive income (loss)	1,668	(7,005)	(7,484)
Total stockholders’ equity	1,229,058	874,748	1,071,393
Total liabilities and stockholders’ equity	$3,962,105	$2,214,035	$3,230,131

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2022	2021
Operating activities
Net income	$486,544	$358,350
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,376	13,884
Amortization	4,358	723
Share-based compensation	7,571	7,549
Equity in earnings of unconsolidated investments, net	(136)	(132)
Other	7,185	4,812
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(384,245)	(295,342)
Product inventories	(251,090)	(114,792)
Prepaid expenses and other assets	(20,573)	(16,865)
Accounts payable	208,017	170,368
Accrued expenses and other current liabilities	(44,276)	58,673
Net cash provided by operating activities	28,731	187,228

Investing activities
Acquisition of businesses, net of cash acquired	(7,629)	(15,162)
Purchases of property and equipment, net of sale proceeds	(19,802)	(17,333)
Net cash used in investing activities	(27,431)	(32,495)

Financing activities
Proceeds from revolving line of credit	1,122,186	549,008
Payments on revolving line of credit	(1,128,902)	(505,636)
Proceeds from term loan under credit facility	250,000	—
Proceeds from asset-backed financing	215,000	260,000
Payments on asset-backed financing	(50,000)	(290,000)
Payments on term facility	(4,625)	(4,625)
Proceeds from short-term borrowings and current portion of long-term debt	24,767	4,466
Payments on short-term borrowings and current portion of long-term debt	(16,808)	(6,277)
Payments of deferred and contingent acquisition consideration	(1,374)	(362)
Proceeds from stock issued under share-based compensation plans	5,107	7,918
Payments of cash dividends	(72,028)	(55,418)
Purchases of treasury stock	(278,680)	(90,135)
Net cash provided by (used in) financing activities	64,643	(131,061)
Effect of exchange rate changes on cash and cash equivalents	1,217	665
Change in cash and cash equivalents	67,160	24,337
Cash and cash equivalents at beginning of period	24,321	34,128
Cash and cash equivalents at end of period	$91,481	$58,465

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	179,261	—	179,261
Foreign currency translation	—	—	—	—	(214)	(214)
Interest rate swaps, net of the change in taxes of $(3,866)	—	—	—	—	11,598	11,598
Repurchases of common stock, net of retirements	(138)	—	—	(62,420)	—	(62,420)
Share-based compensation	—	—	3,657	—	—	3,657
Issuance of stock under share-based compensation plans	55	—	3,135	—	—	3,135
Declaration of cash dividends	—	—	—	(32,132)	—	(32,132)
Balance at March 31, 2022	40,110	$40	$558,755	$611,583	$3,900	$1,174,278
Net income	—	—	—	307,283	—	307,283
Foreign currency translation	—	—	—	—	(7,125)	(7,125)
Interest rate swaps, net of the change in taxes of $(1,631)	—	—	—	—	4,893	4,893
Repurchases of common stock, net of retirements	(547)	—	—	(216,261)	—	(216,261)
Share-based compensation	—	—	3,914	—	—	3,914
Issuance of stock under share-based compensation plans	25	—	1,972	—	—	1,972
Declaration of cash dividends	—	—	—	(39,896)	—	(39,896)
Balance at June 30, 2022	39,588	$40	$564,641	$662,709	$1,668	$1,229,058

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470
Net income	—	—	—	98,655	—	98,655
Foreign currency translation	—	—	—	—	(1,268)	(1,268)
Interest rate swaps, net of the change in taxes of $(3,046)	—	—	—	—	9,137	9,137
Repurchases of common stock, net of retirements	(215)	—	—	(71,516)	—	(71,516)
Share-based compensation	—	—	3,837	—	—	3,837
Issuance of stock under share-based compensation plans	69	—	2,912	—	—	2,912
Declaration of cash dividends	—	—	—	(23,299)	—	(23,299)
Balance at March 31, 2021	40,086	$40	$526,328	$137,710	$(6,150)	$657,928
Net income	—	—	—	259,695	—	259,695
Foreign currency translation	—	—	—	—	1,302	1,302
Interest rate swaps, net of the change in taxes of $719	—	—	—	—	(2,157)	(2,157)
Repurchases of common stock, net of retirements	(45)	—	—	(18,619)	—	(18,619)
Share-based compensation	—	—	3,712	—	—	3,712
Issuance of stock under share-based compensation plans	90	—	5,006	—	—	5,006
Declaration of cash dividends	—	—	—	(32,119)	—	(32,119)
Balance at June 30, 2021	40,131	$40	$535,046	$346,667	$(7,005)	$874,748

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

A description of our significant accounting policies is included in our 2021 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2021 Annual Report on Form 10-K.  The results for our three and six-month periods ended June 30, 2022, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2022.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $1.6 million in the second quarter of 2022 compared to $7.7 million in the second quarter of 2021 and $8.9 million in the six months ended June 30, 2022, compared to $11.7 million in the six months ended June 30, 2021.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of June 30, 2022, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $1.9 billion and cumulative dividends of $862.4 million.

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our Accumulated other comprehensive income (loss) balance (in thousands):

	June 30,		December 31,
	2022	2021	2021
Foreign currency translation adjustments	$(16,919)	$(4,882)	$(9,580)
Unrealized gains (losses) on interest rate swaps, net of tax	18,587	(2,123)	2,096
Accumulated other comprehensive income (loss)	$1,668	$(7,005)	$(7,484)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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
		The provisions of these updates are only available until December 31, 2022, when the reference rate replacement activity is expected to be completed.	Our exposure related to the expected cessation of LIBOR is limited to the interest expense and certain fees we incur on balances outstanding under our three major credit facilities. We do not expect that there will be a material impact to the financial statements as a result of adopting these ASUs.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 218 thousand in the second quarter of 2022 and 229 thousand for the six months ended June 30, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$307,283	$259,695	$486,544	$358,350
Amounts allocated to participating securities	(1,680)	—	(2,762)	—
Net income attributable to common stockholders	$305,603	$259,695	$483,782	$358,350

Weighted average common shares outstanding:
Basic	39,660	40,125	39,795	40,169
Effect of dilutive securities:
Stock options and employee stock purchase plan	404	620	436	631
Diluted	40,064	40,745	40,231	40,800

Earnings per share attributable to common stockholders:
Basic	$7.71	$6.47	$12.16	$8.92
Diluted	$7.63	$6.37	$12.03	$8.78

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	33	—	1	—
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

In April 2022, we acquired the distribution assets of Tri-State Pool Distributors, a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in West Virginia.

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

Recurring Fair Value Measurements

The table below presents the estimated fair values of our interest rate swap contracts, our forward-starting interest rate swap contracts and our contingent consideration liabilities (in thousands):

	Fair Value at June 30,
	2022	2021
Level 2
Unrealized gains on interest rate swaps	$24,828	$4,641
Unrealized losses on interest rate swaps	—	7,425

Level 3
Contingent consideration liabilities	$582	$1,008
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

For the interest rate swap contracts in effect at June 30, 2022, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the six-month period ended June 30, 2022.

We have entered into forward-starting interest rate swap contracts to extend the hedged period for future interest payments on our variable rate borrowings. These swap contracts will convert the variable interest rate to a fixed interest rate on our variable rate borrowings. We record changes in the estimated fair value of these forward-starting interest rate swap contracts to Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets.

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

Failure of our swap counterparties would result in the loss of any potential benefit to us under our swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying our debt agreements.  Additionally, failure of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we were in a net pay position.

Our interest rate swap contracts and forward-starting interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts.

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets, including long-lived assets, goodwill and intangible assets, are recorded at fair value on a nonrecurring basis as a result of impairment charges or business combinations. In the six months ended June 30, 2022, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2022	2021
Variable rate debt
Short-term borrowings	$10,152	$—
Current portion of long-term debt:
Australian credit facility	9,579	10,058
Short-term borrowings and current portion of long-term debt	19,731	10,058

Long-term portion:
Revolving credit facility	566,210	152,396
Term loan under credit facility	500,000	—
Term facility	161,875	171,125
Receivables securitization facility	350,000	90,000
Less: financing costs, net	2,418	463
Long-term debt, net	1,575,667	413,058
Total debt	$1,595,398	$423,116

On January 4, 2022, we drew the $250.0 million incremental term loan available under our December 30, 2021 amendment to our Second Amended and Restated Credit Agreement (the “Credit Facility”) and used the net proceeds to reduce our revolving borrowings under the Credit Facility. At June 30, 2022, the $500.0 million of term loans available under the Credit Facility were fully drawn.

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

Forward-Looking Statements

This report contains forward-looking information that involves risks and uncertainties.  Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our strategic, operational and capital allocation plans and objectives and industry, general economic and other forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to publicly update or revise such statements to reflect new circumstances or unanticipated events as they occur.  You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

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

OVERVIEW

Financial Results

Net sales increased 15% in the second quarter of 2022 to $2.1 billion compared to $1.8 billion in the second quarter of 2021. Base business sales grew 10%. Our results are indicative of healthy demand for our products as maintenance, replacement, refurbishment and construction activity remained strong. Net sales benefited approximately 10% to 11% from elevated price inflation, but were unfavorably impacted 1% from currency exchange rate fluctuations.
Gross profit increased 21% to $666.8 million in the second quarter of 2022 from $551.7 million in the same period of 2021. Base business gross profit improved 14% over the second quarter of 2021. Gross margin increased 150 basis points to 32.4% in the second quarter of 2022 compared to 30.9% in the second quarter of 2021, reflecting benefits from our supply chain initiatives, increased pricing and recent acquisitions. Base business gross margin increased 100 basis points.
Selling and administrative expenses (operating expenses) increased 16% to $247.9 million in the second quarter of 2022 compared to $213.1 million in the second quarter of 2021, including a 1% benefit from currency exchange rate fluctuations. As a percentage of net sales, operating expenses increased to 12.1% in the second quarter of 2022 compared to 11.9% in the same period of 2021. Our operating expenses have increased to support our business growth, including recent acquisitions.
Operating income in the second quarter of 2022 increased 24% to $418.9 million compared to $338.6 million in the same period of 2021. Operating margin was 20.4% in the second quarter of 2022 compared to 18.9% in the second quarter of 2021. Base business operating margin was 20.3%, up 130 basis points from the prior year period.
We recorded a $1.6 million, or $0.04 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended June 30, 2022, compared to a tax benefit of $7.7 million, or $0.19 per diluted share, realized in the same period of 2021.

Net income increased 18% to $307.3 million in the second quarter of 2022 compared to $259.7 million in the second quarter of 2021. Earnings per diluted share increased 20% to $7.63 in the second quarter of 2022 compared to $6.37 in the same period of 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 23% to $7.59 in the second quarter of 2022 compared to $6.18 in the second quarter of 2021. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
On May 4, 2022, our Board of Directors (our Board) authorized an additional $196.2 million under our share repurchase program bringing its total authorization available to $600.0 million. Further, the Board announced a 25% increase over the previous quarterly dividend amount to $1.00 per share.

References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as this data is more readily available for analysis and represents the largest component of our operations.
COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic, including the effects of recent notable variants of the virus. The health, safety and security of our employees and the communities in which we operate remain our highest priority. We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices in 2020, and we continue to evaluate and maintain them where necessary.

Beginning in the second quarter of 2020, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces. While this trend has had a positive impact on our financial performance over the past couple of years, it is unclear what the long-term impact will be.

Our industry experienced supply chain constraints in 2021. In response, we have been proactive in making significant investments in inventory to enable us to continue to meet strong customer demand and position ourselves to provide exceptional customer service through the 2022 swimming pool season. While we were challenged by supply chain constraints through the first half of 2022, we have observed improvements in our supply chain dynamics beginning in the second quarter of 2022. These trends, caused in large part from global disruptions related to the COVID-19 pandemic, may persist in the near-term.

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

Financial Position and Liquidity

As of June 30, 2022, total net receivables, including pledged receivables, increased 29% compared to June 30, 2021, primarily driven by our sales growth and recent acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 27.2 days at June 30, 2022 and 25.8 days at June 30, 2021. Our allowance for doubtful accounts balance was $6.5 million at June 30, 2022 and $5.4 million at June 30, 2021.

Net inventory levels increased 77% compared to levels at June 30, 2021. We increased our purchasing beginning in the second half of 2021 to improve our customer experience and minimize the impact of longer lead times from our vendors. Our inventory balance also reflects impacts from inflation and recent acquisitions. Our inventory reserve was $20.9 million at June 30, 2022 and $15.2 million at June 30, 2021. Our inventory turns, as calculated on a trailing four quarters basis, were 2.8 times at June 30, 2022 and 4.1 times at June 30, 2021. Our inventory turns have averaged 3.4 times over the past five years.

Total debt outstanding at June 30, 2022 was $1.6 billion compared to $423.1 million at June 30, 2021. Our debt balance has increased between periods as we have utilized debt proceeds to fund investments in working capital, recent acquisitions and share repurchases.

Current Trends and Outlook

For a detailed discussion of trends through 2021, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

We are updating our annual earnings guidance range to include the $0.04 tax benefit from ASU 2016-09 recognized in the second quarter of 2022. We expect 2022 diluted EPS of $18.38 to $19.13, including the impact of year-to-date tax benefits of $0.22. Our previous earnings guidance range disclosed in our First Quarter 2022 Report on Form 10-Q was $18.34 to $19.09. Our earnings guidance range assumes average weather conditions.

We expect sales growth for the full year in the range of 17% to 19% as previously disclosed in our 2021 Annual Report on Form 10-K. We project 2022 inflationary product cost increases of approximately 10% to 11% (compared to 7% to 8% in 2021).

Our gross margin trends depend on the amounts and timing of inflationary product cost increases, sales growth expectations and product mix. We expect a slight improvement in gross margin for the full year of 2022 compared to the full year of 2021 given the impact of inflation in the first half of the year. Compared to 2021 periods, we project declines in the latter half of the year.

We project our operating expense growth rate in 2022 will be less than our gross profit growth rate. We expect that our operating expense growth will reflect inflationary increases and incremental costs to support our investment initiatives, including increased investments in our digital transformation initiatives and expansion of our sales center network. We also expect increased expenses from tight labor and real estate markets in 2022, which are heightened focus areas in our expense management.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2022 will approximate 25.5%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $8.9 million, or $0.22 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2022. We may recognize additional tax benefits related to stock option exercises in 2022 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized as of June 30, 2022.

We expect to continue to use cash to fund opportunistic share repurchases through the remainder of 2022 and to use cash for the payment of cash dividends as and when declared by our Board.

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions, and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of June 30, 2022, we conducted operations through 416 sales centers in North America, Europe and Australia. For the six months ended June 30, 2022, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	67.6	69.1	67.9	70.1
Gross profit	32.4	30.9	32.1	29.9
Selling and administrative expenses	12.1	11.9	13.2	13.5
Operating income	20.4	18.9	18.9	16.4
Interest and other non-operating expenses, net	0.4	0.1	0.4	0.2
Income before income taxes and equity in earnings	20.0%	18.8%	18.5%	16.3%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2022 and 2021 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	June 30,		June 30,		June 30,
	2022	2021	2022	2021	2022	2021
Net sales	$1,963,974	$1,782,894	$91,844	$4,939	$2,055,818	$1,787,833

Gross profit	625,843	550,509	40,961	1,176	666,804	551,685
Gross margin	31.9%	30.9%	44.6%	23.8%	32.4%	30.9%

Operating expenses	226,728	212,425	21,188	674	247,916	213,099
Expenses as a % of net sales	11.5%	11.9%	23.1%	13.6%	12.1%	11.9%

Operating income	399,115	338,084	19,773	502	418,888	338,586
Operating margin	20.3%	19.0%	21.5%	10.2%	20.4%	18.9%

In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Tri-State Pool Distributors	April 2022	1	May - June 2022
Porpoise Pool & Patio, Inc.	December 2021	1	April - June 2022
Wingate Supply, Inc.	December 2021	1	April - June 2022
Vak Pak Builders Supply, Inc.	June 2021	1	April - June 2022 and June 2021
Pool Source, LLC	April 2021	1	April - June 2022 and April - June 2021

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

The table below summarizes the changes in our sales center count during the first six months of 2022:

December 31, 2021	410
Acquired locations	1
New locations	5
June 30, 2022	416

Net Sales

	Three Months Ended
	June 30,
(in millions)	2022	2021	Change
Net sales	$2,055.8	$1,787.8	$268.0	15%

Net sales increased 15% in the second quarter of 2022 on top of net sales of $1.8 billion and 40% growth in the second quarter of 2021. Base business net sales in the second quarter of 2022 grew 10% over the same period. Our growth was largely driven by inflationary product cost increases and strong demand that boosted sales by 16% in our year-round markets. Volume growth was challenged by unfavorable weather conditions in our seasonal markets and constrained conditions in Europe. Heavy rainfall and cooler temperatures, particularly in the month of April, limited sales in certain of our markets although we observed improvement through the latter half of the second quarter. We believe that our results reflect the positive impact of growth in the installed base of pools, robust demand and heightened consumer interest in enhanced pool customizations, and we remain confident in our expectation of 17% to 19% sales growth for the full year of 2022. For more discussion of our expectations for the remainder of the year, see “Current Trends and Outlook” above.

The following factors impacted our sales (listed in order of estimated magnitude):

•inflationary product cost increases of approximately 10 to 11%;
•5% sales growth from recent acquisitions;
•favorable trends for our products including:
◦strong demand for discretionary products, as evidenced by sales growth for product offerings such as equipment and building materials (see discussion below);
◦market share gains, including those in building materials (see discussion below);
◦increased demand for residential swimming pool maintenance supplies, as the installed base of pools continues to increase; and
•challenges presented in the second quarter including:
◦2% unfavorable impact from currency exchange rate fluctuations and customer early buys shifted into the first quarter of 2022;
◦cooler, wet weather conditions in our seasonal markets (see discussion below); and
◦unfavorable weather conditions and macroeconomic impacts in Europe (see discussion below).

Higher sales for certain product offerings, such as equipment and building materials, indicate continued strong demand in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the second quarter of 2022, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased 7% compared to the same period last year, and collectively represented approximately 26% of net sales for the period. Equipment growth in the quarter was limited by supply chain constraints and customer early buys shifted into the first quarter of 2022. Sales of building materials grew 22% compared to the second quarter of 2021 and represented approximately 13% of net sales in the second quarter of 2022. Sales of chemicals, representing 12% of total net sales, increased 25% compared to the second quarter of 2021. The increase in chemical sales was driven by inflation, improved supply and strong demand for non-discretionary maintenance products.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. Sales to retail customers increased 7% in the second quarter of 2022 compared to the second quarter of 2021 and represented approximately 13% of our net sales for the second quarter of 2022. Certain of our retail customers were adversely impacted by unfavorable weather conditions in the quarter, hindering sales growth. Sales to commercial customers increased 23% in the second quarter of 2022 compared to the second quarter of 2021 and represented approximately 3% of our net sales for the second quarter of 2022.

Net sales in our seasonal markets (not considering Europe), representing 50% of our total base business net sales in the second quarter of 2022, increased 9% compared to the second quarter of 2021. Comparatively, net sales in our year-round markets, representing 45% of our total base business net sales in the second quarter of 2022, increased 16% compared to the second quarter of 2021.

Net sales in Europe, representing 5% of our total net sales in the second quarter of 2022, declined 8% in local currency compared to 31% growth in the second quarter of 2021. While we estimate that net sales in Europe benefited 10% from inflationary product cost increases, our results were negatively impacted by a decline in volume growth driven by macroeconomic uncertainty and poor weather.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2022	2021	Change
Gross profit	$666.8	$551.7	$115.1	21%
Gross margin	32.4%	30.9%

Gross margin increased 150 basis points to 32.4% in the second quarter of 2022 compared to 30.9% in the second quarter of 2021, reflecting benefits from our supply chain initiatives, increased pricing and recent acquisitions. Base business gross margin increased 100 basis points.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2022	2021	Change
Selling and administrative expenses	$247.9	$213.1	$34.8	16%
Operating expenses as a % of net sales	12.1%	11.9%

Operating expenses increased 16% in the second quarter of 2022 compared to the second quarter of 2021, including a 1% benefit from currency exchange rate fluctuations. As a percentage of net sales, operating expenses increased to 12.1% in the second quarter of 2022 compared to 11.9% in the same period of 2021. Our operating expenses have increased to support our business growth, including recent acquisitions. Employee-related expenses increased as we expand our workforce and reward employees through performance-based compensation. Other incremental operating expense increases related to growth-driven facility and freight costs, and investments in our digital transformation initiatives.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2022 increased $6.6 million compared to the second quarter of 2021, primarily due to higher average debt levels between periods. Our average outstanding debt was $1.6 billion in the second quarter of 2022 versus $376.8 million for the second quarter of 2021. Our weighted average effective interest rate decreased to 2.0% from 2.7% for the respective periods.

Income Taxes

Our effective income tax rate was 25.1% for the three months ended June 30, 2022 compared to 22.9% for the three months ended June 30, 2021. We recorded a $1.6 million tax benefit from ASU 2016-09 in the quarter ended June 30, 2022 compared to a tax benefit of $7.7 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.5% for the second quarter of 2022 and 25.2% for the second quarter of 2021.

Net Income and Earnings Per Share

Net income increased 18% to $307.3 million in the second quarter of 2022 compared to $259.7 million in the second quarter of 2021. Earnings per diluted share increased 20% to $7.63 in the second quarter of 2022 compared to $6.37 in the same period of 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 23% to $7.59 in the second quarter of 2022 compared to $6.18 in the second quarter of 2021. See the reconciliation of GAAP to non-GAAP measures below.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Six Months Ended		Six Months Ended		Six Months Ended
	June 30,		June 30,		June 30,

	2022	2021	2022	2021	2022	2021
Net sales	$3,292,100	$2,840,676	$176,368	$7,903	$3,468,468	$2,848,579

Gross profit	1,039,122	850,948	74,872	1,869	1,113,994	852,817
Gross margin	31.6%	30.0%	42.5%	23.6%	32.1%	29.9%

Operating expenses	420,655	383,710	38,727	1,490	459,382	385,200
Expenses as a % of net sales	12.8%	13.5%	22.0%	18.9%	13.2%	13.5%

Operating income	618,467	467,238	36,145	379	654,612	467,617
Operating margin	18.8%	16.4%	20.5%	4.8%	18.9%	16.4%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Tri-State Pool Distributors	April 2022	1	May - June 2022
Porpoise Pool & Patio, Inc.	December 2021	1	January - June 2022
Wingate Supply, Inc.	December 2021	1	January - June 2022
Vak Pak Builders Supply, Inc.	June 2021	1	January - June 2022 and June 2021
Pool Source, LLC	April 2021	1	January - June 2022 and April - June 2021
TWC Distributors, Inc.	December 2020	10	January - February 2022 and January - February 2021

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2021, please refer to the discussion under the heading Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021.

Net Sales

	Six Months Ended
	June 30,
(in millions)	2022	2021	Change
Net sales	$3,468.5	$2,848.6	$619.9	22%

Net sales for the first six months of 2022 increased 22% compared to the same period last year. Base business net sales increased 16%. Our results in the first half of the year were driven by continued strong demand for outdoor living products and elevated price inflation. While we have been challenged by supply chain and labor constraints, we have observed improvements in our supply chain dynamics beginning in the second quarter of 2022. Following our astounding 33% sales growth in the first quarter of 2022, results in our seasonally significant second quarter were dampened by unfavorable weather conditions in certain markets. We expect that our results will continue to benefit from favorable industry trends in the long-term, including growth in the installed base of pools, robust demand and heightened consumer interest in enhanced pool customizations.

The following factors impacted our sales (listed in order of estimated magnitude):

•inflationary product cost increases of approximately 10% to 11% (compared to our historical average of 1% to 2%);
•favorable trends for our products including:
◦strong demand for discretionary products, as evidenced by sales growth for product offerings such as equipment and building materials (see discussion below);
◦market share gains, including those in building materials (see discussion below);
◦increased demand for residential swimming pool maintenance supplies, as the installed base of pools continues to grow;
•6% sales growth from recent acquisitions;
•1% sales growth from an extra selling day in the first half of 2022 compared to the first half of 2021; and
•challenges presented in 2022 including:
◦1% unfavorable impact from currency exchange rate fluctuations;
◦cooler, wet weather conditions in our seasonal markets (see discussion below); and
◦unfavorable weather conditions and macroeconomic impacts in Europe (see discussion below).

Higher sales for certain product offerings, such as equipment and building materials, indicate continued strong demand in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first six months of 2022, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased approximately 12% compared to the same period last year. Equipment collectively represented 27% of net sales in the first six months of 2022. Sales of building materials grew 25% compared to the first six months of 2021 and represented approximately 13% of net sales in the first six months of 2022. Sales of chemicals, representing 11% of total net sales, increased 35% compared to the first six months of 2021. The increase in chemical sales was driven by inflation, improved supply and strong demand for non-discretionary maintenance products.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. In the first six months of 2022, sales to retail customers increased 13% compared to the first six months of 2021 and represented approximately 12% of our consolidated net sales. Certain of our retail customers were adversely impacted by unfavorable weather conditions in the second quarter, hindering sales growth. Sales to commercial customers increased 27% in the first six months of 2022 compared to the first six months of 2021 and represented approximately 4% of our consolidated net sales in the first six months of 2022.

Net sales in our seasonal markets (not considering Europe), representing 47% of our total base business net sales in the first half of 2022, increased 16% compared to the first half of 2021. Comparatively, net sales in our year-round markets, representing 48% of our total base business net sales in the first half of 2022, increased 20% compared to the first half of 2021.

Net sales in Europe, representing 5% of our total net sales in the first half of 2022, were flat in local currency compared to 49% growth in the first half of 2021. While we estimate that net sales in Europe benefited 10% from inflationary product cost increases, our results were negatively impacted by a decline in volume growth driven by macroeconomic uncertainty and poor weather.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2022	2021	Change
Gross profit	$1,114.0	$852.8	$261.2	31%
Gross margin	32.1%	29.9%

Gross margin improved 220 basis points to 32.1% in the six months ended June 30, 2022 compared to 29.9% in the first six months of 2021. This improvement reflects focused supply chain management initiatives to address inflation, increased pricing and benefits from our recent acquisitions.
Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2022	2021	Change
Selling and administrative expenses	$459.4	$385.2	$74.2	19%
Operating expenses as a % of net sales	13.2%	13.5%

Operating expenses for the six months ended June 30, 2022 increased 19% compared to the first six months of 2021, including a 1% benefit from currency exchange rate fluctuations. Our operating expenses have increased to support our business growth, including recent acquisitions. Our expense growth reflects increases in growth-driven labor, facility and freight costs, along with increased investments in technology and higher performance-based compensation.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2022 increased $9.2 million compared to the same period last year, primarily due to higher average debt levels between periods. Our average outstanding debt was $1.4 billion for the first six months of 2022 versus $387.1 million for the same period of 2021. Our weighted average effective interest rate decreased to 1.8% from 2.5% for the respective periods.

Income Taxes

Our effective income tax rate was 24.1% for the six months ended June 30, 2022 compared to 22.6% for the six months ended June 30, 2021. We recorded a $8.9 million, or $0.22 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2022 compared to a $11.7 million, or $0.29 per diluted share, tax benefit in the same period of 2021. Without the benefits from ASU 2016-09, our effective tax rate was 25.5% for the six months ended June 30, 2022 and 25.2% for the six months ended June 30, 2021.

Net Income and Earnings Per Share

Net income increased 36% to $486.5 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021. Earnings per diluted share increased 37% to $12.03 for the six months ended June 30, 2022 versus $8.78 per diluted share for the six months ended June 30, 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 39% to $11.81 for the six months ended June 30, 2022 compared to $8.49 for the six months ended June 30, 2021. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

Adjusted Diluted EPS

We have included adjusted diluted EPS, a non-GAAP financial measure, as a supplemental disclosure, because we believe this measure is useful to investors and others in assessing our period-to-period operating performance.

Adjusted diluted EPS is a key measure used by management to demonstrate the impact of tax benefits from ASU 2016-09 on our diluted EPS and to provide investors and others with additional information about our potential future operating performance to supplement GAAP measures.

We believe this measure should be considered in addition to, not as a substitute for, diluted EPS presented in accordance with GAAP, and in the context of our other disclosures within this Form 10-Q. Other companies may calculate this non-GAAP financial measure differently than we do, which may limit its usefulness as a comparative measure.
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Diluted EPS	$7.63	$6.37	$12.03	$8.78
ASU 2016-09 tax benefit	(0.04)	(0.19)	(0.22)	(0.29)
Adjusted diluted EPS	$7.59	$6.18	$11.81	$8.49

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

The following table presents certain unaudited quarterly data for the first and second quarters of 2022, the four quarters of 2021 and the third and fourth quarters of 2020.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends for a variety of reasons, including the seasonal nature of our business, the recent pandemic-driven increased demand for our products and the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2022		2021				2020
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$2,055,818	$1,412,650	$1,035,557	$1,411,448	$1,787,833	$1,060,745	$839,261	$1,139,229
Gross profit	666,804	447,189	322,376	441,899	551,685	301,131	239,095	328,698
Operating income	418,888	235,723	127,891	237,276	338,586	129,031	74,351	148,233
Net income	307,283	179,261	107,609	184,665	259,695	98,655	59,174	119,098

Balance Sheet Data
Total receivables, net	$756,585	$679,927	$376,571	$476,150	$585,566	$487,602	$289,200	$366,412
Product inventories, net	1,579,101	1,641,155	1,339,100	1,043,407	894,654	977,228	780,989	612,824
Accounts payable	604,225	685,946	398,697	414,156	439,453	634,998	266,753	268,412
Total debt	1,595,398	1,505,073	1,183,350	362,819	423,116	433,171	416,018	339,934

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2022 and 2021 Results

We observed unfavorable weather conditions in certain markets throughout the second quarter of 2022. Heavy rainfall and cooler temperatures throughout the northeastern United States and Canada resulted in slower sales activity and limited sales growth in the second quarter of 2022. Additionally, results in Europe continued to be impacted by unfavorable weather conditions. In contrast, our southern markets benefited from above-average temperatures, particularly in Texas. In the second quarter of 2021, overall weather conditions favorably impacted sales growth with the average U.S. temperature in June 2021 being the hottest on record in 127 years.

Overall, weather conditions in the first quarter of 2022 were less favorable than weather conditions in the first quarter of 2021. Sales benefited from above-average temperatures along much of the west and the east coast, although Texas experienced cooler-than-normal temperatures. In addition, some seasonal markets had unfavorable weather compared to the first quarter of 2021 when construction activity started earlier than normal. Similarly, results in Europe were hindered by unfavorable weather conditions. In the first quarter of 2021, sales benefited from favorable and generally mild weather conditions throughout the contiguous United States. In February 2021, Texas experienced the most costly winter storm event on record for the United States, which damaged many swimming pools and added to already strong replacement activity.

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
•investing in inventory and funding other operating expenses;
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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2022	2021
Operating activities	$28,731	$187,228
Investing activities	(27,431)	(32,495)
Financing activities	64,643	(131,061)

Net cash provided by operations was $28.7 million for the first six months of 2022 compared to $187.2 million for the first six months of 2021. The decrease in our operating cash flows was driven by federal tax payments of $79.5 million in 2022, which were allowed to be deferred and included in accrued expenses and other liabilities at December 31, 2021. Additional impacts relate to growth-driven working capital outflows, including increased inventory purchases, which were largely offset by an increase in net income.
Net cash used in investing activities for the first six months of 2022 decreased compared to the first six months of 2021 due to a decrease in cash used for the acquisition of businesses of $7.5 million, offset by an increase in capital expenditures of $2.5 million.
Net cash provided by financing activities increased $195.7 million to $64.6 million for the first six months of 2022 compared to net cash used in financing activities of $131.1 million for the first six months of 2021. The increase in cash provided by financing activities reflects a $404.7 million increase in net debt proceeds, partially offset by a $188.5 million increase in share repurchases and an increase in dividends paid of $16.6 million.

Future Sources and Uses of Cash

Credit Facility

Our Credit Facility, as amended on December 30, 2021, provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility includes a $750.0 million revolving credit facility and sublimits for the issuance of swingline loans and standby letters of credit. The term loans require quarterly amortization payments aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At June 30, 2022, there was $566.2 million of revolving borrowings outstanding, a $500.0 million term loan, a $4.8 million standby letter of credit outstanding and $179.0 million available for borrowing under the Credit Facility.  Currently, we pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of June 30, 2022 was approximately 2.6%, excluding commitment fees.

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

At June 30, 2022, there was $161.9 million outstanding under the Term Facility with a weighted average effective interest rate of 2.8%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

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
At June 30, 2022, there was $350.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 2.5%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2022, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of June 30, 2022, our average total leverage ratio equaled 1.15 (compared to 1.06 as of March 31, 2022) and the TTM average total indebtedness amount used in this calculation was $1.2 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2022, our fixed charge ratio equaled 12.22 (compared to 12.38 as of March 31, 2022) and TTM Rental Expense was $75.4 million.
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
As of June 30, 2022, we had three interest rate swap contracts in place and two forward-starting interest rate swap contracts, each of which has the effect of converting our exposure to variable interest rates on our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of June 30, 2022, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2021 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of July 25, 2022, $422.8 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the six months ended June 30, 2022 from what we reported in our 2021 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2021 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the six months ended June 30, 2022 from what we reported in our 2021 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2021 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2022, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of June 30, 2022, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2022	68,974	$420.64	68,974	$413,772,800
May 1-31, 2022	306,365	$399.26	306,361	$487,683,064
June 1-30, 2022	171,431	$378.75	171,431	$422,753,395
Total	546,770	$395.53	546,766
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 4 shares surrendered for this purpose in the second quarter of 2022.
(2)In May 2022, our Board authorized an additional $196.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices. As of July 25, 2022, $422.8 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and six months ended June 30, 2022 and June 30, 2021;
2.Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and June 30, 2021;
3.Consolidated Balance Sheets at June 30, 2022, December 31, 2021 and June 30, 2021;
4.Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and June 30, 2021;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2022 and June 30, 2021; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 28, 2022.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant