Form 10-Q
period 2022-09-30
POOL CORP
filed 2022-10-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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

As of October 24, 2022, there were 39,050,618 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2022

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	$1,615,339	$1,411,448	$5,083,807	$4,260,027
Cost of sales	1,111,652	969,549	3,466,126	2,965,311
Gross profit	503,687	441,899	1,617,681	1,294,716
Selling and administrative expenses	239,810	204,623	699,192	589,823
Operating income	263,877	237,276	918,489	704,893
Interest and other non-operating expenses, net	11,707	2,317	25,428	6,862
Income before income taxes and equity in earnings	252,170	234,959	893,061	698,031
Provision for income taxes	62,205	50,386	216,687	155,240
Equity in earnings of unconsolidated investments, net	90	92	226	224
Net income	$190,055	$184,665	$676,600	$543,015

Earnings per share attributable to common stockholders:
Basic	$4.82	$4.60	$16.99	$13.53
Diluted	$4.78	$4.54	$16.82	$13.32
Weighted average common shares outstanding:
Basic	39,214	40,101	39,599	40,146
Diluted	39,580	40,691	40,012	40,766

Cash dividends declared per common share	$1.00	$0.80	$2.80	$2.18

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$190,055	$184,665	$676,600	$543,015
Other comprehensive (loss) income:
Foreign currency translation losses	(11,152)	(3,555)	(18,491)	(3,522)
Change in unrealized gains on interest rate swaps, net of change in taxes of $(2,925), $(491), $(8,422), and $(2,818)	8,776	1,473	25,267	8,453
Total other comprehensive (loss) income	(2,376)	(2,082)	6,776	4,931
Comprehensive income	$187,679	$182,583	$683,376	$547,946

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2022	2021	2021
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$49,079	$83,475	$24,321
Receivables, net	189,173	174,987	155,259
Receivables pledged under receivables facility	360,623	301,163	221,312
Product inventories, net	1,539,572	1,043,407	1,339,100
Prepaid expenses and other current assets	61,032	23,368	29,093
Total current assets	2,199,479	1,626,400	1,769,085

Property and equipment, net	184,387	111,339	179,008
Goodwill	691,786	281,300	688,364
Other intangible assets, net	307,389	12,067	312,814
Equity interest investments	1,190	1,242	1,231
Operating lease assets	255,611	221,007	241,662
Other assets	48,213	28,878	37,967
Total assets	$3,688,055	$2,282,233	$3,230,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$442,226	$414,156	$398,697
Accrued expenses and other current liabilities	210,448	231,794	264,877
Short-term borrowings and current portion of long-term debt	12,208	10,744	11,772
Current operating lease liabilities	72,378	65,442	69,070
Total current liabilities	737,260	722,136	744,416

Deferred income taxes	45,247	30,275	35,840
Long-term debt, net	1,500,337	352,075	1,171,578
Other long-term liabilities	26,744	34,176	31,545
Non-current operating lease liabilities	187,589	158,359	175,359
Total liabilities	2,497,177	1,297,021	2,158,738

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,054,302, 40,079,584 and 40,192,901 shares issued and outstanding at September 30, 2022, September 30, 2021 and December 31, 2021, respectively	39	40	40
Additional paid-in capital	570,855	542,858	551,963
Retained earnings	620,692	451,401	526,874
Accumulated other comprehensive loss	(708)	(9,087)	(7,484)
Total stockholders’ equity	1,190,878	985,212	1,071,393
Total liabilities and stockholders’ equity	$3,688,055	$2,282,233	$3,230,131

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2022	2021
Operating activities
Net income	$676,600	$543,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,172	21,027
Amortization	6,523	1,064
Share-based compensation	11,691	11,755
Equity in earnings of unconsolidated investments, net	(226)	(224)
Other	12,644	5,256
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(181,775)	(186,772)
Product inventories	(223,268)	(267,341)
Prepaid expenses and other assets	(31,171)	(22,674)
Accounts payable	46,564	146,616
Accrued expenses and other current liabilities	(33,284)	107,343
Net cash provided by operating activities	307,470	359,065

Investing activities
Acquisition of businesses, net of cash acquired	(8,309)	(17,887)
Purchases of property and equipment, net of sale proceeds	(27,965)	(24,223)
Other investments, net	1,760	—
Net cash used in investing activities	(34,514)	(42,110)

Financing activities
Proceeds from revolving line of credit	1,629,740	791,508
Payments on revolving line of credit	(1,629,688)	(730,277)
Proceeds from term loan under credit facility	250,000	—
Proceeds from asset-backed financing	215,000	310,000
Payments on asset-backed financing	(130,000)	(415,000)
Payments on term facility	(6,937)	(6,938)
Proceeds from short-term borrowings and current portion of long-term debt	27,396	7,880
Payments on short-term borrowings and current portion of long-term debt	(26,960)	(9,006)
Payments of deferred financing costs	—	(1,610)
Payments of deferred and contingent acquisition consideration	(1,374)	(362)
Proceeds from stock issued under share-based compensation plans	7,201	11,524
Payments of cash dividends	(111,572)	(87,509)
Purchases of treasury stock	(471,210)	(137,975)
Net cash used in financing activities	(248,404)	(267,765)
Effect of exchange rate changes on cash and cash equivalents	206	157
Change in cash and cash equivalents	24,758	49,347
Cash and cash equivalents at beginning of period	24,321	34,128
Cash and cash equivalents at end of period	$49,079	$83,475

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	179,261	—	179,261
Foreign currency translation	—	—	—	—	(214)	(214)
Interest rate swaps, net of the change in taxes of $(3,866)	—	—	—	—	11,598	11,598
Repurchases of common stock, net of retirements	(138)	—	—	(62,420)	—	(62,420)
Share-based compensation	—	—	3,657	—	—	3,657
Issuance of stock under share-based compensation plans	55	—	3,135	—	—	3,135
Declaration of cash dividends	—	—	—	(32,132)	—	(32,132)
Balance at March 31, 2022	40,110	40	558,755	611,583	3,900	1,174,278
Net income	—	—	—	307,283	—	307,283
Foreign currency translation	—	—	—	—	(7,125)	(7,125)
Interest rate swaps, net of the change in taxes of $(1,631)	—	—	—	—	4,893	4,893
Repurchases of common stock, net of retirements	(547)	—	—	(216,261)	—	(216,261)
Share-based compensation	—	—	3,914	—	—	3,914
Issuance of stock under share-based compensation plans	25	—	1,972	—	—	1,972
Declaration of cash dividends	—	—	—	(39,896)	—	(39,896)
Balance at June 30, 2022	39,588	40	564,641	662,709	1,668	1,229,058
Net income	—	—	—	190,055	—	190,055
Foreign currency translation	—	—	—	—	(11,152)	(11,152)
Interest rate swaps, net of the change in taxes of $(2,925)	—	—	—	—	8,776	8,776
Repurchases of common stock, net of retirements	(549)	(1)	—	(192,528)	—	(192,529)
Share-based compensation	—	—	4,120	—	—	4,120
Issuance of stock under share-based compensation plans	15	—	2,094	—	—	2,094
Declaration of cash dividends	—	—	—	(39,544)	—	(39,544)
Balance at September 30, 2022	39,054	$39	$570,855	$620,692	$(708)	$1,190,878

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2020	40,232	$40	$519,579	$133,870	$(14,019)	$639,470
Net income	—	—	—	98,655	—	98,655
Foreign currency translation	—	—	—	—	(1,268)	(1,268)
Interest rate swaps, net of the change in taxes of $(3,046)	—	—	—	—	9,137	9,137
Repurchases of common stock, net of retirements	(215)	—	—	(71,516)	—	(71,516)
Share-based compensation	—	—	3,837	—	—	3,837
Issuance of stock under share-based compensation plans	69	—	2,912	—	—	2,912
Declaration of cash dividends	—	—	—	(23,299)	—	(23,299)
Balance at March 31, 2021	40,086	40	526,328	137,710	(6,150)	657,928
Net income	—	—	—	259,695	—	259,695
Foreign currency translation	—	—	—	—	1,302	1,302
Interest rate swaps, net of the change in taxes of $719	—	—	—	—	(2,157)	(2,157)
Repurchases of common stock, net of retirements	(45)	—	—	(18,619)	—	(18,619)
Share-based compensation	—	—	3,712	—	—	3,712
Issuance of stock under share-based compensation plans	90	—	5,006	—	—	5,006
Declaration of cash dividends	—	—	—	(32,119)	—	(32,119)
Balance at June 30, 2021	40,131	40	535,046	346,667	(7,005)	874,748
Net income	—	—	—	184,665	—	184,665
Foreign currency translation	—	—	—	—	(3,555)	(3,555)
Interest rate swaps, net of the change in taxes of $(491)	—	—	—	—	1,473	1,473
Repurchases of common stock, net of retirements	(100)	—	—	(47,840)	—	(47,840)
Share-based compensation	—	—	4,206	—	—	4,206
Issuance of stock under share-based compensation plans	49	—	3,606	—	—	3,606
Declaration of cash dividends	—	—	—	(32,091)	—	(32,091)
Balance at September 30, 2021	40,080	$40	$542,858	$451,401	$(9,087)	$985,212

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

A description of our significant accounting policies is included in our 2021 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2021 Annual Report on Form 10-K.  The results for our three and nine-month periods ended September 30, 2022, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2022.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $0.6 million in the third quarter of 2022 compared to $4.2 million in the third quarter of 2021 and $9.5 million in the nine months ended September 30, 2022, compared to $15.9 million in the nine months ended September 30, 2021.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of September 30, 2022, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.1 billion and cumulative dividends of $902.0 million.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2022	2021	2021
Foreign currency translation adjustments	$(28,071)	$(8,437)	$(9,580)
Unrealized gains (losses) on interest rate swaps, net of tax	27,363	(650)	2,096
Accumulated other comprehensive loss	$(708)	$(9,087)	$(7,484)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes the recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 213 thousand in the third quarter of 2022 and 223 thousand for the nine months ended September 30, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$190,055	$184,665	$676,600	$543,015
Amounts allocated to participating securities	(1,019)	—	(3,764)	—
Net income attributable to common stockholders	$189,036	$184,665	$672,836	$543,015

Weighted average common shares outstanding:
Basic	39,214	40,101	39,599	40,146
Effect of dilutive securities:
Stock options and employee stock purchase plan	366	590	413	620
Diluted	39,580	40,691	40,012	40,766

Earnings per share attributable to common stockholders:
Basic	$4.82	$4.60	$16.99	$13.53
Diluted	$4.78	$4.54	$16.82	$13.32

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	33	—	33	—
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

	Fair Value at September 30,
	2022	2021
Level 2
Unrealized gains on interest rate swaps	$36,529	$5,488
Unrealized losses on interest rate swaps	—	6,308

Level 3
Contingent consideration liabilities	$546	$983
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

In the third quarter of 2022, two of our interest rate swap contracts terminated on September 29, 2022. These former swap contracts were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings.

The following table provides additional details related to these former swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	May 7, 2019	November 20, 2020	September 29, 2022	$75.0	2.0925%
Interest rate swap 2	July 25, 2019	November 20, 2020	September 29, 2022	$75.0	1.5500%

We currently have two swap contracts in place. These swap contracts were previously forward-starting and convert the variable interest rate to a fixed interest rate on our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on a portion of our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 3	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Interest rate swap 4	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%

For the interest rate swap contracts in effect at September 30, 2022, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. This amount was not material in the three- or nine-month periods ended September 30, 2022.

We have entered into a forward-starting interest rate swap contract to extend the hedged period for future interest payments on our variable rate borrowings. This swap contract will convert the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. We record changes in the estimated fair value of this forward-starting interest rate swap contract to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

The following table provides details related to our forward-starting interest rate swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

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

Our interest rate swap contracts and forward-starting interest rate swap contract are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts.

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets, including long-lived assets, goodwill and intangible assets, are recorded at fair value on a nonrecurring basis as a result of impairment charges or business combinations. In the three- or nine months ended September 30, 2022, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Other

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying value of our long-term debt approximates its fair value (Level 3 inputs).  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2022	2021
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$12,208	$10,744
Short-term borrowings and current portion of long-term debt	12,208	10,744

Long-term portion:
Revolving credit facility	572,978	170,255
Term loan under credit facility	500,000	—
Term facility	159,563	168,812
Receivables securitization facility	270,000	15,000
Less: financing costs, net	2,204	1,992
Long-term debt, net	1,500,337	352,075
Total debt	$1,512,545	$362,819

On January 4, 2022, we drew the $250.0 million incremental term loan available under our December 30, 2021 amendment to our Second Amended and Restated Credit Agreement (the “Credit Facility”) and used the net proceeds to reduce our revolving borrowings under the Credit Facility. At September 30, 2022, the $500.0 million of term loans available under the Credit Facility were fully drawn.

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

OVERVIEW

Financial Results

Net sales increased 14% in the third quarter of 2022 to $1.6 billion compared to $1.4 billion in the third quarter of 2021. Base business sales grew 10% strengthened by sales growth in our Sun Belt markets, while sales in our northern markets were limited by less favorable weather conditions compared to last year. Net sales benefited approximately 9% to 10% from inflationary product cost increases and were aided by healthy demand for our products and warmer weather throughout much of the United States. We estimate that these increases were partially offset by the following:
•1% impact from softness in our European markets, reflecting the impact of the macro-economic environment;
•1% from currency exchange rate fluctuations;
•1% from one less selling day in Q3 2022 versus Q3 2021; and
•anticipated net sales shift of $9.0 million from Q3 2022 to Q4 2022 due to Hurricane Ian.

Gross profit increased 14% to $503.7 million in the third quarter of 2022 from $441.9 million in the same period of 2021. Base business gross profit improved 7% over the third quarter of 2021. Gross margin decreased 10 basis points to 31.2% in the third quarter of 2022 compared to 31.3% in the third quarter of 2021. Base business gross margin decreased 80 basis points.
Selling and administrative expenses (operating expenses) increased 17% to $239.8 million in the third quarter of 2022 compared to $204.6 million in the third quarter of 2021, including a 1% benefit from currency exchange rate fluctuations. As a percentage of net sales, operating expenses increased to 14.8% in the third quarter of 2022 compared to 14.5% in the same period of 2021. The increase in operating expenses reflects inflationary increases and incremental costs to support our business growth, including recent acquisitions.
Operating income in the third quarter of 2022 increased 11% to $263.9 million compared to $237.3 million in the same period in 2021. Operating margin was 16.3% in the third quarter of 2022 compared to 16.8% in the third quarter of 2021.
Interest and other non-operating expenses, net for the third quarter of 2022 increased $9.4 million compared to the third quarter of 2021, reflecting higher average debt levels and higher average interest rates.

We recorded a $0.6 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2022, compared to a tax benefit of $4.2 million realized in the same period of 2021. This resulted in a $0.02 per diluted share tax benefit in the third quarter of 2022, down from a $0.10 per diluted share tax benefit realized in the same period of 2021.
Net income increased 3% to $190.1 million in the third quarter of 2022 compared to $184.7 million in the third quarter of 2021 as operating income gains were partially offset by higher interest expense and lower tax benefits. Earnings per diluted share increased 5% to $4.78 in the third quarter of 2022 compared to $4.54 in the same period of 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 7% to $4.76 in the third quarter of 2022 compared to $4.44 in the third quarter of 2021. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as this data is more readily available for analysis and represents the largest component of our operations.
COVID-19 Pandemic

We continue to monitor the ongoing impact of the COVID-19 pandemic. The health, safety and security of our employees, customers and the communities in which we operate remain our highest priority. We implemented enhanced hygiene and sanitation practices at our sales centers and at our corporate offices in 2020, and we continue to evaluate and maintain them where necessary. Beginning in the second quarter of 2020, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces. This trend has had a positive impact on our financial performance over the past couple of years. Recent trends, including a lower number of permits issued for new pools, suggest that new construction activities are moderating.

Our industry experienced substantial supply chain constraints beginning in 2021. In response, we have proactively made significant investments in inventory in the last half of 2021 and early 2022 to enable us to continue to meet strong customer demand and position ourselves to provide exceptional customer service. While we continued to be challenged by supply chain constraints through the first part of 2022, we observed improvements in our supply chain dynamics in the second and third quarters of 2022. We expect inventory balances to normalize with seasonal trends as 2023 progresses.

Financial Position and Liquidity

As of September 30, 2022, total net receivables, including pledged receivables, increased 15% compared to September 30, 2021, primarily driven by our sales growth and recent acquisitions. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 27.0 days at September 30, 2022 and 25.7 days at September 30, 2021. Our allowance for doubtful accounts balance was $8.9 million at September 30, 2022 and $5.4 million at September 30, 2021.

Net inventory levels increased 48% compared to levels at September 30, 2021. Our inventory balance reflects increased purchasing to ensure product availability and stock new locations, in addition to impacts from inflation and recent acquisitions. Our inventory reserve was $23.4 million at September 30, 2022 and $15.7 million at September 30, 2021. Our inventory turns, as calculated on a trailing four quarters basis, were 2.7 times at September 30, 2022 and 3.8 times at September 30, 2021. Our inventory turns have averaged 3.4 times over the past five years.

Total debt outstanding at September 30, 2022 was $1.5 billion compared to $362.8 million at September 30, 2021. Our debt balance has increased between periods as we have utilized debt proceeds to fund recent acquisitions, share repurchases and investments in working capital.

Current Trends and Outlook

For a detailed discussion of trends through 2021, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

We expect 2022 diluted EPS of $18.50 to $19.05, including the impact of year-to-date tax benefits of $0.24. Our previous earnings guidance range disclosed in our Second Quarter 2022 Report on Form 10-Q was $18.38 to $19.13. Our earnings guidance range assumes average weather conditions.

We expect sales growth for the full year in the range of 17% to 19% as previously disclosed in our 2021 Annual Report on Form 10-K. We project 2022 inflationary product cost increases of approximately 10% (compared to 7% to 8% in 2021). Recently, we've observed increased demand for higher value products and customizations for new pools and remodeling projects, even though the issuance of new pool permits year-to-date has moderated.

We expect a modest improvement in gross margin for the full year of 2022 compared to the full year of 2021 given the beneficial impact of price inflation in the first half of the year. Historically, our first and fourth quarter gross margin is lower compared to our second and third quarters based on seasonality. We expect gross margin in the fourth quarter of 2022 to decline 150 to 200 basis points compared to gross margin of 31.1% in the fourth quarter of 2021 (which is notably up versus 28.5% reported in the fourth quarter of 2020), primarily due to lower inflation from vendor price increases compared to last year and lower incentives earned under our volume-based vendor programs.

We project our operating expense growth rate in 2022 will be less than our gross profit growth rate. We expect that our operating expense growth will reflect inflationary increases and incremental costs to support our strategic initiatives, including increased investments in our digital transformation initiatives and expansion of our sales center network. We also expect increased expenses from tight labor and real estate markets in 2022, which are heightened focus areas in our expense management.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2022 will approximate 25.5%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $9.5 million, or $0.24 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2022. We may recognize additional tax benefits related to stock option exercises in 2022 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized as of September 30, 2022.

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

RESULTS OF OPERATIONS

As of September 30, 2022, we conducted operations through 417 sales centers in North America, Europe and Australia. For the nine months ended September 30, 2022, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	68.7	68.2	69.6
Gross profit	31.2	31.3	31.8	30.4
Selling and administrative expenses	14.8	14.5	13.8	13.8
Operating income	16.3	16.8	18.1	16.5
Interest and other non-operating expenses, net	0.7	0.2	0.5	0.2
Income before income taxes and equity in earnings	15.6%	16.6%	17.6%	16.4%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2022 and 2021 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	September 30,		September 30,		September 30,
	2022	2021	2022	2021	2022	2021
Net sales	$1,552,211	$1,409,867	$63,128	$1,581	$1,615,339	$1,411,448

Gross profit	472,873	441,521	30,814	378	503,687	441,899
Gross margin	30.5%	31.3%	48.8%	23.9%	31.2%	31.3%

Operating expenses	220,239	204,277	19,571	346	239,810	204,623
Expenses as a % of net sales	14.2%	14.5%	31.0%	21.9%	14.8%	14.5%

Operating income	252,634	237,244	11,243	32	263,877	237,276
Operating margin	16.3%	16.8%	17.8%	2.0%	16.3%	16.8%

In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Tri-State Pool Distributors	April 2022	1	July - September 2022
Porpoise Pool & Patio, Inc.	December 2021	1	July - September 2022
Wingate Supply, Inc.	December 2021	1	July - September 2022
Vak Pak Builders Supply, Inc.	June 2021	1	July - August 2022 and July - August 2021

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

The table below summarizes the changes in our sales center count during the first nine months of 2022:

December 31, 2021	410
Acquired locations	1
New locations	6
September 30, 2022	417

Net Sales

	Three Months Ended
	September 30,
(in millions)	2022	2021	Change
Net sales	$1,615.3	$1,411.4	$203.9	14%

Net sales increased 14% in the third quarter of 2022 on top of net sales of $1.4 billion and 24% growth in the third quarter of 2021. Base business net sales in the third quarter of 2022 grew 10% strengthened by sales growth in our Sun Belt markets, while sales in our northern markets were limited by less favorable weather conditions compared to last year.

The following factors benefited our sales (listed in order of estimated magnitude):
•inflationary product cost increases of approximately 9 to 10%;
•4% sales growth from recent acquisitions;
•favorable trends for our products including:
◦consistent demand for discretionary products, as evidenced by sales growth for product offerings such as equipment and building materials (see discussion below);
◦market share gains, including those in building materials (see discussion below); and
◦sustained demand for residential swimming pool maintenance supplies, as the installed base of pools continues to increase.

We estimate that the benefits discussed above were partially offset by the following:
•1% impact from softness in our European markets, reflecting the impact of the macro-economic environment;
•1% unfavorable impact from currency exchange rate fluctuations;
•1% from one less selling day in Q3 2022 versus Q3 2021; and
•anticipated net sales shift of $9.0 million from Q3 2022 to Q4 2022 due to Hurricane Ian.

Higher sales for certain product offerings, such as equipment and building materials, indicate consistent demand in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the third quarter of 2022, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased 9% compared to the same period last year, and collectively represented approximately 27% of net sales for the period. Supply chain issues continue to persist and constrain sales of certain equipment products. Sales of building materials grew 14% compared to the third quarter of 2021 and represented approximately 14% of net sales in the third quarter of 2022. Sales of chemicals, representing 13% of total net sales, increased 32% compared to the third quarter of 2021. The increase in chemical sales was driven by price inflation, improved supply over last year, and strong demand for non-discretionary maintenance products.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. Sales to base business retail customers increased 4% in the third quarter of 2022 compared to the third quarter of 2021 and represented approximately 11% of our net sales for the third quarter of 2022. Sales to commercial customers increased 28% in the third quarter of 2022 compared to the third quarter of 2021 and represented approximately 3% of our net sales for the third quarter of 2022.

Net sales in our seasonal markets (not considering Europe), representing 46% of our total base business net sales in the third quarter of 2022, increased 8% compared to the third quarter of 2021. Comparatively, net sales in our year-round markets, representing 51% of our total base business net sales in the third quarter of 2022, increased 15% compared to the third quarter of 2021.

Net sales in Europe, representing 3% of our total net sales in the third quarter of 2022, declined 11% in local currency compared to the third quarter of 2021. While we estimate that net sales in Europe benefited 10% from inflationary product cost increases, our results were negatively impacted by a decline in the volume of sales driven by macroeconomic uncertainty from the war in Ukraine and increased fuel prices.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2022	2021	Change
Gross profit	$503.7	$441.9	$61.8	14%
Gross margin	31.2%	31.3%

Gross margin decreased 10 basis points to 31.2% in the third quarter of 2022 compared to the third quarter of 2021 when gross margin increased 240 basis points to 31.3% (over the same period in 2020). Our gross margin in the third quarter of 2022 benefited from focused pricing efforts, our supply chain initiatives and recent acquisitions, which mostly offset some headwinds from our vendor incentive programs.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2022	2021	Change
Selling and administrative expenses	$239.8	$204.6	$35.2	17%
Operating expenses as a % of net sales	14.8%	14.5%

Operating expenses increased 17% in the third quarter of 2022 compared to the third quarter of 2021 (including a 1% benefit from currency exchange rate fluctuations), reflecting inflationary increases and incremental costs to support our business growth, including recent acquisitions. Incremental operating expense increases related to growth-driven labor, facility and freight costs, and investments in our digital transformation initiatives. As a percentage of net sales, operating expenses increased to 14.8% in the third quarter of 2022 compared to 14.5% in the same period of 2021.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2022 increased $9.4 million compared to the third quarter of 2021. Our weighted average effective interest rate increased to 3.2% in the third quarter of 2022 from 2.8% in the third quarter of 2021 on average outstanding debt of $1.5 billion versus $354.3 million for the respective periods.

Income Taxes

Our effective income tax rate was 24.7% for the three months ended September 30, 2022 compared to 21.4% for the three months ended September 30, 2021. We recorded a $0.6 million tax benefit from ASU 2016-09 in the quarter ended September 30, 2022 compared to a tax benefit of $4.2 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 24.9% for the third quarter of 2022 and 23.2% for the third quarter of 2021. Our third quarter effective income tax rate is typically lower compared to other quarters due to the annual expiration of statutes of limitations in the various jurisdictions where we have recorded uncertain tax positions.
Net Income and Earnings Per Share

Net income increased 3% to $190.1 million in the third quarter of 2022 compared to $184.7 million in the third quarter of 2021 as operating income gains were partially offset by higher interest expense and lower tax benefits. Earnings per diluted share increased 5% to $4.78 in the third quarter of 2022 compared to $4.54 in the same period of 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 7% to $4.76 in the third quarter of 2022 compared to $4.44 in the third quarter of 2021. See the reconciliation of GAAP to non-GAAP measures below.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Nine Months Ended		Nine Months Ended		Nine Months Ended
	September 30,		September 30,		September 30,

	2022	2021	2022	2021	2022	2021
Net sales	$4,844,310	$4,250,543	$239,497	$9,484	$5,083,807	$4,260,027

Gross profit	1,511,996	1,292,470	105,685	2,246	1,617,681	1,294,716
Gross margin	31.2%	30.4%	44.1%	23.7%	31.8%	30.4%

Operating expenses	640,907	587,989	58,285	1,834	699,192	589,823
Expenses as a % of net sales	13.2%	13.8%	24.3%	19.3%	13.8%	13.8%

Operating income	871,089	704,481	47,400	412	918,489	704,893
Operating margin	18.0%	16.6%	19.8%	4.3%	18.1%	16.5%

In our calculation of base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Tri-State Pool Distributors	April 2022	1	May - September 2022
Porpoise Pool & Patio, Inc.	December 2021	1	January - September 2022
Wingate Supply, Inc.	December 2021	1	January - September 2022
Vak Pak Builders Supply, Inc.	June 2021	1	January - August 2022 and June - August 2021
Pool Source, LLC	April 2021	1	January - June 2022 and April - June 2021
TWC Distributors, Inc.	December 2020	10	January - February 2022 and January - February 2021

For a more detailed explanation of how we calculated base business results and a summary of the changes in our sales centers since December 31, 2021, please refer to the discussion under the heading Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021.

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Change
Net sales	$5,083.8	$4,260.0	$823.8	19%

Net sales for the first nine months of 2022 increased 19% compared to the same period last year. Base business net sales increased 14%. Our results in the first nine months of the year were driven by continued strong demand for outdoor-living products and elevated price inflation. Sales growth in our seasonally significant quarters (second and third quarters) have been limited by industry capacity, including labor and supply chain constraints. However, we have observed improvements in our supply chain dynamics in the second and third quarters of 2022 following the challenges in the second half of 2021 through early 2022.

The following factors benefited our sales (listed in order of estimated magnitude):
•inflationary product cost increases of approximately 9% to 10%;
•5% sales growth from recent acquisitions;
•favorable trends for our products including:
◦consistent demand for discretionary products, as evidenced by sales growth for product offerings such as equipment and building materials (see discussion below);
◦market share gains, including those in building materials (see discussion below); and
◦sustained demand for residential swimming pool maintenance supplies, as the installed base of pools continues to grow.

Following our robust 33% sales growth in the first quarter of 2022, results in our second and third quarters were limited by several factors. We estimate that the benefits discussed above were partially offset by the following:
•1% impact from softness in our European markets, reflecting the impact of the macro-economic environment;
•1% unfavorable impact from currency exchange rate fluctuations;
•less favorable weather conditions compared to last year throughout the second and third quarters, particularly in our seasonal markets (see discussion below); and
•anticipated net sales shift of $9.0 million from Q3 2022 to Q4 2022 due to Hurricane Ian.

Higher sales for certain product offerings, such as equipment and building materials, indicate consistent demand in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In the first nine months of 2022, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, increased approximately 11% compared to the same period last year. Equipment growth for certain products was limited by supply chain constraints. Equipment collectively represented 27% of net sales in the first nine months of 2022. Sales of building materials grew 22% compared to the first nine months of 2021 and represented approximately 13% of net sales in the first nine months of 2022. Sales of chemicals, representing 12% of total net sales, increased 34% compared to the first nine months of 2021. The increase in chemical sales was driven by inflation, improved supply over last year, and strong demand for non-discretionary maintenance products.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. In the first nine months of 2022, sales to base business retail customers increased 10% compared to the first nine months of 2021 and represented approximately 12% of our consolidated net sales. Sales to certain of our retail customers have been hindered by less favorable weather conditions in the second and third quarters compared to the prior year. Sales to commercial customers increased 27% in the first nine months of 2022 compared to the first nine months of 2021 and represented approximately 3% of our consolidated net sales in the first nine months of 2022.

Net sales in our seasonal markets (not considering Europe), representing 46% of our total base business net sales in the first nine months of 2022, increased 13% compared to the first nine months of 2021. Comparatively, net sales in our year-round markets, representing 49% of our total base business net sales in the first nine months of 2022, increased 18% compared to the first half of 2021.

Net sales in Europe, representing 4% of our total net sales in the first nine months of 2022, declined 3% in local currency. While we estimate that net sales in Europe benefited 10% from inflationary product cost increases, beginning in the second quarter of 2022, our results were negatively impacted by a decline in the volume of sales driven by macroeconomic uncertainty.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Change
Gross profit	$1,617.7	$1,294.7	$323.0	25%
Gross margin	31.8%	30.4%

Gross margin improved 140 basis points to 31.8% in the nine months ended September 30, 2022 compared to 30.4% in the first nine months of 2021. This improvement reflects focused supply chain management initiatives to address inflation, increased pricing and benefits from our recent acquisitions.
Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2022	2021	Change
Selling and administrative expenses	$699.2	$589.8	$109.4	19%
Operating expenses as a % of net sales	13.8%	13.8%

Operating expenses for the nine months ended September 30, 2022 increased 19% compared to the first nine months of 2021, including a 1% benefit from currency exchange rate fluctuations. The increase in operating expenses reflects inflationary increases and incremental costs to support our business growth, including recent acquisitions. Our expense growth reflects increases in growth-driven labor, facility and freight costs, along with increased investments in technology and higher performance-based compensation expense.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2022 increased $18.6 million compared to the same period last year, primarily due to higher average debt levels between periods. Our average outstanding debt was $1.5 billion for the first nine months of 2022 versus $376.2 million for the same period of 2021. Our weighted average effective interest rate decreased to 2.3% from 2.6% for the respective periods.

Income Taxes

Our effective income tax rate was 24.3% for the nine months ended September 30, 2022 compared to 22.2% for the nine months ended September 30, 2021. We recorded a $9.5 million, or $0.24 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2022 compared to a $15.9 million, or $0.39 per diluted share, tax benefit in the same period of 2021. Without the benefits from ASU 2016-09, our effective tax rate was 25.3% for the nine months ended September 30, 2022 and 24.5% for the nine months ended September 30, 2021.

Net Income and Earnings Per Share

Net income increased 25% to $676.6 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021. Earnings per diluted share increased 26% to $16.82 for the nine months ended September 30, 2022 versus $13.32 per diluted share for the nine months ended September 30, 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 28% to $16.58 for the nine months ended September 30, 2022 compared to $12.93 for the nine months ended September 30, 2021. See the reconciliation of GAAP to non-GAAP measures below.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Diluted EPS	$4.78	$4.54	$16.82	$13.32
ASU 2016-09 tax benefit	(0.02)	(0.10)	(0.24)	(0.39)
Adjusted diluted EPS	$4.76	$4.44	$16.58	$12.93

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

The following table presents certain unaudited quarterly data for the first, second and third quarters of 2022, the four quarters of 2021 and the fourth quarter of 2020.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends for a variety of reasons, including the seasonal nature of our business, the recent pandemic-driven increased demand for our products and the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2022			2021				2020
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,615,339	$2,055,818	$1,412,650	$1,035,557	$1,411,448	$1,787,833	$1,060,745	$839,261
Gross profit	503,687	666,804	447,189	322,376	441,899	551,685	301,131	239,095
Operating income	263,877	418,888	235,723	127,891	237,276	338,586	129,031	74,351
Net income	190,055	307,283	179,261	107,609	184,665	259,695	98,655	59,174

Balance Sheet Data
Total receivables, net	$549,796	$756,585	$679,927	$376,571	$476,150	$585,566	$487,602	$289,200
Product inventories, net	1,539,572	1,579,101	1,641,155	1,339,100	1,043,407	894,654	977,228	780,989
Accounts payable	442,226	604,225	685,946	398,697	414,156	439,453	634,998	266,753
Total debt	1,512,545	1,595,398	1,505,073	1,183,350	362,819	423,116	433,171	416,018

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2022 and 2021 Results

Sales in the third quarter of 2022 were generally aided by above-average temperatures throughout much of the contiguous United States. However, sales in Florida were negatively impacted by closures due to Hurricane Ian at the end of the quarter, which we expect to recover in the fourth quarter of 2022. Compared to last year, weather conditions in Canada and the northern states were less favorable. Generally favorable weather conditions benefited sales in the third quarter of 2021 with most of the United States experiencing above-average temperatures and below-average precipitation.

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

We focus our capital expenditure plans principally on the needs of our sales centers, and in recent years have increased our spending on information technology. We project capital expenditures in 2022 as a percentage of net sales will be consistent with our results in 2021. Capital expenditures were 0.7% of net sales in 2021, 0.6% of net sales in 2020 and 1.0% of net sales in 2019 and have averaged roughly 1.0% of net sales over the past five years.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2022	2021
Operating activities	$307,470	$359,065
Investing activities	(34,514)	(42,110)
Financing activities	(248,404)	(267,765)

Net cash provided by operations was $307.5 million for the first nine months of 2022 compared to $359.1 million for the first nine months of 2021. The decrease in our operating cash flows was driven by federal tax payments of $79.5 million in 2022, which were allowed to be deferred and included in accrued expenses and other liabilities at December 31, 2021. Additional impacts relate to growth-driven working capital outflows, including increased inventory purchases, which were more than offset by an increase in net income.
Net cash used in investing activities for the first nine months of 2022 decreased compared to the first nine months of 2021 primarily due to a decrease in cash used for the acquisition of businesses of $9.6 million, offset by an increase in capital expenditures of $3.7 million.
Net cash used in financing activities decreased $19.4 million to $248.4 million for the first nine months of 2022 compared to $267.8 million for the first nine months of 2021, reflecting a $333.2 million increase in share repurchases and an increase in dividends paid of $24.1 million, partially offset by $380.4 million increase in net debt proceeds

Future Sources and Uses of Cash

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

At September 30, 2022, there was $573.0 million of revolving borrowings outstanding, a $500.0 million term loan, a $4.8 million standby letter of credit outstanding and $172.2 million available for borrowing under the Credit Facility.  Currently, we pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The weighted average effective interest rate for the Credit Facility as of September 30, 2022 was approximately 3.5%, excluding commitment fees.

Term Facility
Our Term Facility, as amended on October 12, 2021, provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments through maturity will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At September 30, 2022, there was $159.6 million outstanding under the Term Facility with a weighted average effective interest rate of 4.2%. We pay interest on borrowings under the Term Facility at a variable rate based on the one month LIBOR, plus an applicable margin.

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
At September 30, 2022, there was $270.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 3.9%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2022, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the trailing twelve months (TTM) Average Total Funded Indebtedness plus the TTM Average Accounts Securitization Proceeds divided by the TTM EBITDA (as those terms are defined in the Credit Facility).  As of September 30, 2022, our average total leverage ratio equaled 1.25 (compared to 1.15 as of June 30, 2022) and the TTM average total indebtedness amount used in this calculation was $1.4 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2022, our fixed charge ratio equaled 11.14 (compared to 12.22 as of June 30, 2022) and TTM Rental Expense was $77.9 million.
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
As of September 30, 2022, we had in place two interest rate swap contracts and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of September 30, 2022, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2021 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of October 24, 2022, $230.2 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the nine months ended September 30, 2022 from what we reported in our 2021 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2021 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the nine months ended September 30, 2022 from what we reported in our 2021 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2021 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2022, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of September 30, 2022, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2022	2,953	$359.18	2,900	$421,711,552
August 1-31, 2022	216,796	$366.54	216,796	$342,246,503
September 1-30, 2022	329,043	$340.39	329,043	$230,242,715
Total	548,792	$350.82	548,739
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 53 shares surrendered for this purpose in the third quarter of 2022.
(2)In May 2022, our Board authorized an additional $196.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices. As of October 24, 2022, $230.2 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and nine months ended September 30, 2022 and September 30, 2021;
2.Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and September 30, 2021;
3.Consolidated Balance Sheets at September 30, 2022, December 31, 2021 and September 30, 2021;
4.Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and September 30, 2021;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2022 and September 30, 2021; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 27, 2022.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant