Form 10-K
period 2022-12-31
POOL CORP
filed 2023-02-24
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2022 was $13,512,386,039.
As of February 17, 2023, there were 39,101,321 shares of common stock outstanding.
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

As of December 31, 2022, we operated 420 sales centers in North America, Europe and Australia through our five distribution networks:

•SCP Distributors (SCP);
•Superior Pool Products (Superior);
•Horizon Distributors (Horizon);
•National Pool Tile (NPT); and
•Sun Wholesale Supply, Inc. (Sun Wholesale).

Our Industry

We believe that the swimming pool industry will continue to grow with the increased penetration of new pools into households with the discretionary income and physical capacity to install a swimming pool. Significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of environmentally sustainable, energy-efficient and more aesthetically attractive products. The desire for consumers to enhance their outdoor living spaces with hardscapes, lighting and outdoor kitchens also promotes future growth opportunities in this area.

Favorable demographic and socioeconomic trends have positively impacted our industry, and we believe these trends will continue to do so over the long term.  These favorable trends include the following:

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
•consumers increasing focus on environmentally sustainable, energy-efficient products; and
•stay-at-home and remote work trends as homeowners seek to create attractive areas in their backyards as an extension of their home space.

About 60% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining a proper sanitization balance and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create ongoing demand for other maintenance-related goods and certain discretionary products that we supply.

We believe that consistent growth of the installed base of in-ground swimming pools and the recurring nature of the maintenance and repair market has historically helped maintain a relatively consistent rate of industry growth.  This characteristic has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impacted consumer discretionary spending, including pool construction and major replacement and refurbishment activities.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2021 P.K. Data, Inc. reports):

U.S. In-Ground Pools
In Millions
5.6
5.4
5.2
5.0
4.8
4.6
4.4
4.2
2012
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022E

The swimming pool remodel, renovation and upgrade market currently accounts for 21% to 23% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling and upgrading, is driven by the aging of the installed base of pools and availability of enhanced feature products such as swimming pool automated controls, variable speed pumps, robotic cleaners and LED pool and hot tub lighting. Many new homeowners with existing pools transform older pools into a modern backyard oasis through upgraded finishes and updated equipment. Among other factors like southern migration and housing shortage trends, the timing of these types of expenditures is more sensitive to economic factors including home values, single-family home sales and consumer confidence that impact consumer spending compared to the maintenance and minor repair market.

New swimming pool construction comprises 17% to 18% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and related outdoor living products for aesthetic, environmental, safety or other reasons.

The irrigation and landscape industry shares many characteristics with the pool industry, and we believe that it will realize similar long-term growth rates. Irrigation system installations often occur in tandem with new single-family home construction making them more susceptible to economic variables that drive new home sales. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the housing market. The irrigation and landscape distribution business serves both residential and commercial markets, with the majority of sales related to the residential market.  Within the United States market, we believe that irrigation accounts for approximately 30% to 35% of total spending in the industry, with the remaining 65% to 70% of spending related to landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories.

Economic Environment

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool refurbishments, equipment replacements, landscaping projects and outdoor living space renovations. Consumers typically spend more on new pools, refurbishment and replacement when general economic conditions are strong.

We believe that over the long term, single-family housing turnover and home value appreciation may correlate with demand for new pool construction, with higher rates of home turnover and appreciation having a positive impact on new pool installations over time.  While most new swimming pools are installed in existing homes, there has also been a strong correlation of new pool construction activity to new home construction activities over time. We also believe that homeowners’ good economic standing and availability of consumer credit are critical factors enabling the purchase of new swimming pools and irrigation systems.  Similar to other discretionary purchases, replacement and refurbishment activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment levels. Contractor labor availability has also become an issue in recent years, limiting our customers’ ability to fully meet consumer construction and renovation demand.

Over the past decade, consumers' investments in their homes, including backyard renovations, have flourished. Particularly, over the past couple of years, steady increases in home values and lack of affordable new homes have prompted homeowners to stay in their homes longer and upgrade their home environments, including their backyards. Many families have spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. These trends resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. More recent trends, including a lower number of permits issued for new pools, suggest that new construction activities are moderating after significant growth over the past couple of years. In 2022, we estimate that new pool construction decreased 16% to approximately 98,000 units from 117,000 units in 2021 when new pool construction units had increased 22% over 2020. We expect that consumers will continue to invest in outdoor living spaces as consumers consider backyards an extension of their home space. Despite the recent decline in residential construction activities, we believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, strong housing demand dynamics and product developments and technological advancements as consumers focus on more environmentally sustainable and energy-efficient products.

We generally pass industry price increases through our supply chain and may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing. Historically, annual price inflation averaged 1% to 2% in our industry. During 2021 and 2022, supply chain interruptions, production shutdowns and weather-related events resulted in increased inflation as higher costs to develop finished products were passed down to consumers. Our results in 2022 benefited from above-average inflationary product cost increases of approximately 10% compared to 7% to 8% in 2021. We expect inflationary product cost increases to moderate in 2023, and project that our sales will benefit approximately 4% from inflationary product cost increases.

Business Strategy and Growth Strategy

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

We promote the growth of our customers’ businesses by offering comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  Our uniquely tailored programs include such features as customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain customers assistance with all aspects of their business, including site selection, store layout and design, product merchandising, business management system implementation, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 100 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry, which we successfully held in January 2023 after a two year hiatus due to the COVID-19 pandemic. We also act as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations, which we define as capacity creation. We create capacity with business to business development tools and execution to ensure best-in-class service and value creation for our customers and suppliers. In particular, our Pool360 and Horizon 24/7 internet and mobile platforms help our customers be more productive by allowing them to digitally receive pricing and product availability information, and enter orders, while leveraging our customer service staff resources, particularly during peak business periods. These tools not only offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes as well, but they also provide our customers graphical catalog presentation in the same platform. We recently re-launched our Pool360 platform with enhanced features, including a new user-friendly design, improved speed and responsiveness, access to real-time inventory availability and an easier way for our customers to quickly and accurately find our products. Our BlueStreak mobile ordering platform enables our sales associates to process orders faster, often eliminating the need for customers to get out of their vehicles. We are also actively making improvements to our sales centers and warehouses through a focus on speed at the counter, improved showroom layouts, sales center merchandising, bin replenishment and velocity slotting. Velocity slotting uses technology to identify fast moving, high velocity items, which are then color-coded and placed in an easily accessible location to create efficiencies for both our employees and customers.

We believe that ongoing investments in digital transformation and technology help us provide best-in-class service to our customers by improving the customer experience, enhancing our existing customer relationships and expanding our customer base. To that end, a part of our growth strategy includes investing in technology that allows us to better serve our customers and using this information to make better data-driven decisions for our business.

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

We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories. We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically. Going forward, we expect to continue to realize sales growth through market share gains and continued expansion of our product offerings with a focus on our Pool Corporation-branded products and exclusive brand offerings.

Customers and Products

We serve roughly 125,000 customers. No single customer accounted for 10% or more of our sales in 2022. Most of our customers are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy from other distributors, mass merchants, home stores and certain specialty and internet retailers.

We provide extended payment terms to qualified customers for sales under pre-season early buy programs, which typically occur during the fourth and first quarters. The extended terms usually require payments in equal installments during the second quarter of each year. See Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Allowance for Doubtful Accounts” for additional information.

We sell our products primarily to the following types of customers:

•swimming pool remodelers and builders;
•specialty retailers that sell swimming pool supplies, including independently owned and operated Pinch A Penny franchise stores;
•swimming pool repair and service businesses;
•irrigation construction and landscape maintenance contractors; and
•commercial pool operators and pool contractors who build, remodel or service large commercial installations such as hotels, universities and community recreational facilities.

We conduct our operations through 420 sales centers in North America, Europe and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 53% of our 2022 net sales.  In 2022, we generated approximately 96% of our sales in North America (including Canada and Mexico), 4% in Europe and less than 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Our goal is to be a trusted resource for both industry professionals and consumers in the outdoor living industry. We use local sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our sales and marketing personnel focus on developing customer training programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from our sales centers. They are a trusted resource for our customers and are charged with understanding and meeting our customers’ specific needs. Our sales center personnel help educate our customers on a variety of topics including innovative products and solutions that can elevate their businesses.

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
•pool equipment and components for new pool construction and the remodeling and replacement of existing pools;
•irrigation and related products, including irrigation system components and professional turf care equipment and supplies;
•commercial pool products, including American Society of Material Engineers heaters, safety equipment, commercial decking equipment and commercial pumps and filters;
•fiberglass pools and hot tubs and packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools; and
•other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as grills and components for outdoor kitchens.

We currently have over 600 product lines and approximately 50 product categories. Based on our 2022 product classifications, sales for our pool and hot tub chemicals product category represented approximately 13% of total net sales for 2022, 9% of total net sales in 2021 and 10% of total net sales in 2020. The increase in pool and hot tub chemicals as a percentage of our total net sales from 2021 to 2022 was driven by inflation, improved supply over last year, strong demand for non-discretionary maintenance products, and our December 2021 acquisition of Porpoise Pool & Patio, Inc., who operates a chemical packaging plant. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

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

New product technology provides opportunities not only for improved energy-efficiency but also new enticements for leisure activities. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. Robotic cleaners offer consumers a more efficient option for maintaining their swimming pools. Regulation passed by the U.S. Department of Energy, which became effective in July 2021, mandated all new pumps sold for swimming pools must meet certain compliance regulations. We see each of these developments as significant growth opportunities. We offer a growing selection of energy-efficient and environmentally preferred products, which supports sustainability and helps pool owners save energy, water, time and money. Our environmentally-friendly technology products include variable speed pumps, LED pool and hot tub lights and high-efficiency heat pumps. Our Horizon sales centers offer organic fertilizers, organic pesticides, and irrigation and drainage products that reduce water usage and soil erosion, allowing our customers and homeowners to have less of an impact on freshwater reserves.

Over the last several years, we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who operate and service large commercial installations such as hotels, condominiums, apartment complexes, universities and community recreational facilities. We continue to leverage our existing networks and relationships to grow this market. Sales to commercial customers declined in 2020 due to COVID-19 related closures and the decline in both business and leisure travel. In 2021, commercial sales accelerated as business and leisure travel increased and public facilities reopened. This growth was sustained throughout 2022.

In 2022, the sale of maintenance and minor repair products (non-discretionary) accounted for approximately 60% of our sales and gross profits, while approximately 40% of our sales and gross profits were derived from the remodel, renovation, upgrade, construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools (partially discretionary). These components may vary from year to year.

Over the last several years, we have experienced product and customer mix changes, including a shift in consumer spending to some higher value, lower margin products such as variable speed pumps and high efficiency heaters. We expect continued demand for these products, but believe our efforts in various pricing and sourcing initiatives, including growth in our higher margin private label and exclusive products (PLEX) and our expansion of building materials product offerings, have helped offset these gross margin declines.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior networks and internationally through our SCP network. We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily to offer our customers a choice of distinctive product selections, locations and service personnel. We distribute irrigation, landscape maintenance and related products through our Horizon network.

Swimming pool tile, decking materials and interior pool surfacing products are distributed through our NPT network, as well as through SCP and Superior networks. Our NPT network primarily serves the swimming pool market but does provide some overlap with the irrigation and landscape industries as we offer our market-leading brand of pool tile, composite pool finish products and hardscapes. As more consumers create and enhance outdoor living areas and continue to invest in their outdoor environment, we believe we can focus our resources to address such demand by leveraging our existing pool and irrigation and landscape customer base. We feel the development of our NPT network is a natural extension of our distribution model. In addition to our 19 standalone NPT sales centers, we currently have over 100 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT branded products. We also offer virtual tools for homeowners to select and design their pool and outdoor environments, working with their chosen contractors to install these products. Our NPT® Backyard mobile app and www.nptpool.com® allow our customers to virtually design, customize and view a pool in their own backyard within seconds. We believe our showrooms, local stocking of products and virtual support provide us with a competitive advantage in these categories. Given the more discretionary nature of these products, this business is more sensitive to external market factors compared to our business overall.

In December 2021, we acquired Sun Wholesale Supply, Inc., which distributes swimming pool supplies, equipment and related leisure products, primarily servicing independently owned and operated Pinch A Penny, Inc. franchise locations. Going forward, we expect to expand Pinch A Penny franchise operations through additional locations of Pinch A Penny franchised stores. Sun Wholesale Supply, Inc. also owns and operates a specialty chemical packaging operation providing pool chemical products to the Pinch A Penny franchised store network and a portion of the chemical products sold through our SCP and Superior sales centers.

We evaluate our sales centers based on their performance relative to predetermined standards that include both financial and operational measures.  Our corporate support groups provide our field operations with various services, such as developing and coordinating customer and vendor related programs, services from our real estate support function to find appropriate locations for our sales centers, human resources support, information systems support, support from our logistics and fleet teams, accounting and financial analysis support and expert resources to help them achieve their goals.  We believe our incentive programs and feedback tools, along with the competitive nature of our sales center network, stimulate and enhance employee performance.

Distribution

Our sales centers are located within population centers near customer concentrations, typically in industrial, commercial or mixed-use zones.  Customers may pick up products at any sales center location, or we may deliver products to their premises or job sites via our trucks or third-party carriers. For additional information on our sales centers, see Item 2, “Properties,” of this Form 10-K.

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

Purchasing and Suppliers

We enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to manage their shipments by offering seasonal terms to qualifying purchasers such as Pool Corporation, which are referred to as early buy purchases.  These early buy purchases typically allow us to place orders in the fall at a modest discount, take delivery of product during the off-season months and pay for these purchases in the spring or early summer. Due to vendor backlogs resulting in product availability constraints, these early buy opportunities were generally not available in 2021 or 2020, but were re-established in 2022.

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

We regularly evaluate supplier relationships and consider alternate sourcing to ensure competitive cost, service and quality standards.  Our largest suppliers include Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 18%, 11% and 9%, respectively, of the cost of products we sold in 2022.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and one of the only national wholesale distributors focused on the swimming pool industry in the United States.  We are also one of the leading distributors of irrigation and landscape products in the United States.  We face intense competition from many regional and local distributors in our markets and from three national wholesale distributors of irrigation and landscape supplies.  We also face competition, both directly and indirectly, from mass market retailers (both store-based and internet) and large pool supply retailers who primarily buy directly from manufacturers.

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
•the quality and level of customer service, including ease of ordering and speed of product delivery;
•the breadth and depth of sales and marketing programs;
•consistency and stability of business relationships with customers and suppliers;
•competitive product pricing; and
•geographic proximity to the customer.

Environmental, Social and Governance (ESG)

Environmental

We are committed to sustainable business practices, which includes offering eco-friendly products to our customers, closely monitoring our sourcing activities, and being good stewards within the communities we serve. Currently, we are taking steps to reduce our carbon footprint and to improve product choices that allow pool and homeowners to reduce their environmental impact. Further, we are installing more energy-efficient systems throughout our sales center network. We are continually striving to ensure success in our business while protecting resources for future generations. Our sustainability goals include the reduction of greenhouse gases and other harmful air emissions, water conservation, energy conservation and carbon footprint minimization. We continuously endeavor to improve the ways in which we handle, distribute, transport and dispose of all products, particularly the chemicals and fertilizers that we sell.

Social - Human Capital Management

We employed approximately 6,000 people at December 31, 2022. Given the seasonal nature of our business, our peak employment period is the summer season and, depending on expected sales levels, we add 100 to 200 employees to our work force to meet seasonal demand. Approximately 90% of our employees are located in the U.S. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

Our goal is to be an Employer of Choice through focusing on the engagement, development, retention, and health and well‑being of our employees. We believe that our success is a direct result of the contributions and commitment of our employees. We provide competitive pay and benefits, training and continuing education, and professional development and promotional opportunities to engage and reward our team. We have established a set of standard operating procedures to optimize our human capital management function, including hiring and human resource policies, training practices and operational instructions. We focus on the following factors in implementing and developing our human capital strategy:

•employee health, safety and wellness;
•diversity, equity and inclusion;
•employee growth and development; and
•employee compensation and benefits.

Employee Health, Safety and Wellness

Our commitment to the health, safety and wellness of our employees ranks at the top of our core fundamental values. Our ultimate goal is to send every employee home each night in the same condition in which they came to work that morning. We aim to achieve zero serious injuries through continued investment in, and focus on, our core safety programs and injury-reduction initiatives. This effort begins immediately with new employees and is reinforced each day through a focus on training, safety awareness, risk identification and other essential safety protocols. We closely monitor overall workers’ compensation and auto claims, OSHA recordable incidents, Department of Transportation compliance and other internally established safety prevention elements in an effort to make every workday safe.

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
•Equity: Review current policies, practices and procedures to remove possible impediments to equal employment opportunity for prospective candidates and employees; and
•Inclusion: Communicate that we, as an Employer of Choice, are committed to DEI with action-oriented programs that produce results and employee engagement.

Our DEI efforts are focused on expanding content in core employee development programs and improving our ability to recruit and hire first-class diverse talent. To create connection and community, we've established a Women’s Interactive Network (WIN) and diversity mentoring program to cultivate the growth and development of our female and diverse employees. In addition to our recent initiatives, we continue to support our existing employees with training and development, which includes content aimed at creating and sustaining a more inclusive environment.

Employee Growth and Development

We strive to be an Employer of Choice by investing in our employees. Our goal is to attract, develop and retain a talented team of diverse people inspired by our mission to provide exceptional value to our customers and suppliers and create exceptional return to our shareholders, while providing exceptional opportunities for our employees. Our success depends on our employees understanding how their work contributes to the company’s overall strategy.

When our employees succeed, the company succeeds. To help our employees achieve success in their roles, we emphasize continuous training and career development opportunities. These include annual performance assessments, promotion and advancement opportunities, safety and security protocols, updates on new products and service offerings and deployment of technologies. We also provide managerial training to emerging leaders, mid-level managers and departmental leaders. This coursework covers topics such as talent review, development of underperforming employees, handling employee misconduct and coaching and success workshops.

Our employees are also involved in a multitude of volunteer efforts that positively impact our communities through support of charitable organizations. Recently, we have donated over $2 million through our partnerships with YMCAs across the country to provide free water safety lessons and lifeguard training in underserved communities. Our donations have funded more than 20,000 safety around water swimming lessons and lifeguard training scholarships from coast to coast. Our local employees and partners donated their time and energy to make these events a success.

We also provide an entry level program to prepare Manager Trainees (MITs) for sales and operations management opportunities. Our MITs are hosted at either our state-of-the-art EDGEucation Center or in a virtual classroom. They gain valuable experience during their training program through field-based interaction with customers and operating management. Our program includes lectures by subject matter experts, hands-on projects and role play to provide MITs with practical industry knowledge, leadership skills and the tools necessary to succeed within our organization.

Employee Compensation and Benefits

We strive to provide market-competitive compensation, benefits and services to our employees. Our performance-based compensation philosophy rewards each employee’s individual contributions regardless of gender, race or ethnicity. Our total compensation package includes cash compensation (base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a shareholder through equity grants for management and our employee stock purchase plan. Our employees can take advantage of a range of benefits, including healthcare and wellness programs, tuition reimbursement for eligible employees and multi-year scholarships to their dependents, and financial wellness programs to help provide education and tools to assist in improving, maintaining and capitalizing on our employees’ financial future. We closely monitor employee turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.

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

Seasonality and Weather

Our business is seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are lower during the first and fourth quarters. In 2022, we generated approximately 59% of our net sales and 67% of our operating income in the second and third quarters of the year.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions, dividend payments and share repurchases, our peak borrowing usually occurs during the late spring and summer, primarily because extended terms offered by certain of our suppliers are typically payable during the second quarter of each year, while our peak accounts receivable collections typically occur in June, July and August.

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
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2022 and 2021, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$5,674,909	$4,749,459	$3,579,990
International	504,818	546,125	356,633
	$6,179,727	$5,295,584	$3,936,623

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal year ends (in thousands):

	December 31,
	2022	2021	2020
United States	$185,117	$171,408	$100,857
International	8,592	7,600	7,384
	$193,709	$179,008	$108,241

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

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our strategic, operational and capital allocation plans and objectives, management's views on industry, economic, competitive, technological and regulatory conditions and other forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to publicly update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will likely result,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statement are described below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risks discussed below are not the only risks we face. Other risks or uncertainties not presently known to us, or that we currently believe are immaterial, may materially affect our business if they occur. Moreover, new risks emerge from time to time. Further, our business may also be affected by additional factors that generally apply to all companies operating in the U.S. and globally, which we have not included below.

Risks Relating to Macroeconomic Conditions

The demand for our products may be adversely affected by unfavorable economic conditions and changes in consumer discretionary spending.

Consumer discretionary spending significantly affects our sales and is impacted by factors outside of our control, including general economic conditions, the residential housing market, unemployment rates, wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns or recessions, the demand for swimming pool, irrigation, landscape and related outdoor living products may decline, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Maintenance and repair products and certain replacement and refurbishment products are required to maintain existing swimming pools, and each currently accounts for approximately 60% and 21% to 23% of net sales related to our swimming pool business. However, the growth in this portion of our business depends on the expansion of the installed pool base, which could also be adversely affected by decreases in construction activities, similar to the trends between late 2006 and early 2010. A weak economy may also cause consumers to defer discretionary replacement and refurbishment activity. Even in generally favorable economic conditions, severe and/or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools, irrigation systems and outdoor living products. Between late 2006 and early 2010, the unfavorable economic conditions and downturn in the housing market resulted in significant tightening of credit markets, which limited the ability of consumers to access financing for new swimming pools and irrigation systems. Any similar tightening of consumer credit or increase in interest rates could prevent consumers from obtaining financing for pool, irrigation and related outdoor projects, which could negatively impact our sales of construction-related products.

Discretionary spending is often adversely affected during times of economic, social or political uncertainty. The potential for natural or man-made disasters or extreme weather, geopolitical events and security issues, labor or trade disputes and similar events could create these types of uncertainties and negatively impact our business in ways that we cannot presently predict.

Changes in our customer base could also impact us. Our business could be adversely impacted if (i) consolidation of our customers leads to changes in purchasing habits, (ii) more people choose to live in urban settings or (iii) more homeowners bypass our customers by directly procuring their own supplies or undertaking their own improvement projects.

During 2022, interest rates and inflation rose, economic activity slowed and consumer credit tightened, which led to a slowdown in new pool permits (signaling a decline in new construction projects). Many experts are predicting a further downturn in 2023 for the United States economy and much of the global economy. Although the severity and duration of any such downturn is difficult to predict, we expect the heightened demand for our products during the pandemic to moderate as consumers apply less disposable income to pools and other home improvements.

The COVID-19 pandemic, other major public health crises in the future, and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic and its aftermath significantly impacted economic activity and markets throughout the world. Even as efforts to contain the pandemic, including vaccinations, have fostered progress and eased restrictions, new variants of the virus have caused additional outbreaks and uncertainties. Our increased growth rates in the latter half of 2020 through the first half of 2022 were driven by home-centric trends influenced by the COVID-19 pandemic, during which many consumers spent more time at their homes due to travel restrictions and remote work arrangements. We believe the easing of the pandemic in 2022 led to more travel and other out-of-home activities. Impacts from the COVID-19 pandemic, coupled with heightened demand, adversely impacted our supply chain in the latter half of 2021 through the beginning of 2022, making it difficult to source and receive products needed to keep our customers adequately supplied. Notwithstanding recent improvements, there are continuing uncertainties regarding how long COVID-19 and its variant strains will continue to impact the global economy and our supply chain and the effect of the pandemic on our operational and financial performance will depend on future developments, including its impact on our customers and trade partners, all of which remain uncertain. Accordingly, COVID-19, or any other future major public health crisis, may have negative impacts on our business in the future, and any future adverse impacts on our business may be worse than we anticipate.

Risks Relating to Our Business and Industry

We are susceptible to adverse weather conditions, which could intensify as a result of climate change.

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2022, we generated approximately 59% of our net sales and 67% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Unfavorable weather during these quarters in our largest geographic regions can significantly affect our results. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or extraordinary rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use, installation and maintenance, as well as decreased irrigation installations. While warmer weather conditions favorably impact our sales, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to government-imposed water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, drought and wildfires, may adversely impact us in several ways, including interfering with our ability to deliver our products and services, interfering with our receipt of supplies from our vendors, reducing demand for our products and services, and damaging our facilities. We have experienced short-term impacts on our sales due to closures from weather events in recent years, including Hurricane Ian in Florida in 2022. Although these events have not had any material lasting impacts on our business or resulted in any material permanent operational challenges, similar events could adversely affect our business in the future. The areas in which we operate, including California, Florida, Texas and other coastal areas, have experienced recent natural disasters or present increased risks of adverse weather or natural disasters. The physical effects of climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to these risks.

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

Our largest suppliers are Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 18%, 11% and 9%, respectively, of the costs of products we sold in 2022. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations, if there is any material interruption in our supply chain (such as the interruptions caused by the COVID-19 pandemic and exacerbated by the invasion of Ukraine) or if we lose a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers, we may experience increased supply costs or delays in establishing replacement supply sources that meet our quality and control standards, which may affect our profitability.

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

New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. If our customers are attracted by the alternatives afforded by any of our competitors, they may be less inclined to purchase products or services from us, impacting our results of operations. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 53% of our net sales in 2022. The entry of significant new competitors into these markets could negatively impact our sales.

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

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, retain and motivate qualified personnel. This includes succession planning related to our executive officers and key management personnel. Hiring and retaining such qualified individuals may be adversely impacted by global and domestic economic uncertainty, and increased competition for such qualified individuals. If we are unable to attract and retain key personnel, our operating results could be adversely affected.

Given the seasonal nature of our business, we may hire additional employees during the summer months, including seasonal and part-time employees, who generally are not employed during the off-season. If we are unable to attract and hire additional personnel during the peak season, our operating results could be negatively impacted. Additionally, competition for qualified employees could require us to pay higher wages to attract and retain a sufficient number of employees.

The pandemic and other events over the past few years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have made it more difficult for us to attract and retain top talent. We do not expect these developments to have a material adverse impact on us, but we can provide no assurances to this effect.

Past growth may not be indicative of future growth.

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings, expanded product offerings and acquisitions that have increased our size, scope and geographic distribution. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

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

Our results in 2020 through the first half of 2022 were positively impacted by home-centric trends resulting from the COVID-19 pandemic. Recent trends, including a lower number of permits issued for new pools, suggest that new construction activities are moderating. While we expect home-centric trends to continue, we do not expect to realize the same growth that we recognized at the height of the pandemic. These trends may not continue, or may reverse, which could adversely impact our results of operations. In addition, in recent years our customers have had difficulty employing a sufficient number of qualified individuals to keep up with the demand for pool installation, maintenance and refurbishment. If this trend continues or accelerates, our results of operations could be negatively impacted.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times and mitigate potential supply chain constraints against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. In order to successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at normal profit margins. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value.

If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand. While always present, these challenges have been heightened over the past couple years, as the pandemic altered consumer spending trends and caused us to increase our investments in inventory. Our business, financial condition and results of operations could be negatively impacted if either or both of these situations occur frequently or in large volumes.

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

We are making, and expect to continue to make, investments in technology to maintain and update our computer systems and to expand our ability to engage in e-commerce with our customers. We may not implement these changes as quickly or successfully as our customers expect. In addition, implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives or conversions (including those contemplated under our multi-year systems upgrade project), as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties or the failure of software of services provided by third parties that we do not control. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue.
Like other companies our size, we devote significant resources to protect our systems and data from cyber-attacks. Despite our substantial efforts to defend against these attacks, we have faced various attempted cyber-attacks that did not result in a material adverse effect on our operations, operating results or financial condition. The risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks, the wider accessibility of cyber-attack tools and increased reliance on e-commerce, open source software, cloud computer services and work-from-home staffing. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. Consequently, we may not be able to implement security barriers or other preventative measures that repel all future cyber-attacks or detect such attacks in a timely manner to minimize the potential business disruption and unfavorable financial impacts.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European Union and other international regulators, as well as state governments, have recently enacted or enhanced data privacy regulations, such as the California Consumer Privacy Rights Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems and for apprising individuals of the information we have collected about them. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Despite our best efforts to comply, any noncompliance could result in incurring potential substantial penalties and reputational damage.

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

Governmental actions designed to address climate change or the failure to meet environmental social and governance (“ESG”) expectations or standards or achieve our ESG goals could adversely affect our business.

Concern over climate change has led to and may in the future lead to new or increased legal and regulatory requirements designed to reduce or mitigate the effects of climate change or increase disclosure related to climate change, which could increase our operating or capital expenses and compliance burdens. In particular, advocates of change are continuing to explore ways to reduce greenhouse gas emissions. These changes over time could affect the availability and cost of certain consumer products, commodities and energy, which in turn may impact our ability to procure certain products or services required for the operation of our business at the quantities and levels we require. The regulation of greenhouse gas emissions could result in additional taxes or other costs to us or require us to modify our facilities or vehicle fleet. Changes in customers’ attitudes toward the environmental impact of pools’ energy consumption or pool chemical products could reduce demand for our products.

We have set certain targets aimed at reducing our impact on the environment and climate change. These initiatives reflect our current plans and aspirations, and it is possible that we may not be able to achieve such targets or our desired impact, which may cause us to suffer from legal claims, reputational damage or a loss of demand for our products. Actions we take to achieve our strategy or targets could result in increased costs to our operations. Investors or other stakeholders could react negatively to our targets or other positions we take on ESG matters, which could negatively impact our relationships with such stakeholders.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including Canada and Mexico, which accounted for 8% of our total net sales in 2022, expose us to certain additional risks, including:

•difficulty in staffing international subsidiary operations;
•different political, economic and regulatory conditions;
•local laws and customs;
•currency fluctuations (including the current strength of the U.S. dollar compared to foreign currencies), exchange controls and repatriation restrictions;
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

We do not have operations in Russia or Ukraine. However, the contributory effects of the war in Ukraine and prolonged geopolitical conflict globally may continue to result in increased inflation, increased labor costs, escalating energy and commodity prices and increasing costs of materials and services (together with shortages or inconsistent availability of materials and services), which could negatively affect our business (particularly our European operations), results of operations and financial condition.

Changes in import policy or trade relations, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

Like other companies globally, we faced supply chain disruptions across our business in 2021 and the early part of 2022, which led to increased costs, delays and in some cases lost opportunities. As a result of these supply chain disruptions, our procurement and operational business functions increased planning and strategic purchasing and sourced products internationally where needed. Because we source certain products from outside the United States, major changes in tax policy, import or export regulations or trade relations, such as the disallowance of tax deductions for imported products or the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

We may have exposure to higher duty and tariff costs on certain of our imported products. We recorded $13.0 million within Cost of sales in the fourth quarter of 2022 related to duties and tariffs for certain imported chemicals. This amount primarily relates to 2022 purchases from China, where we determined, prior to submission of final liquidation amounts of our import duties and tariffs, that the initial code we used to classify the product may only apply to bulk purchases. To protect against potential penalties and receive clarification on the issue, we voluntarily filed a disclosure with U.S. Customs and Border Protection in December 2022. Changes in laws, court rulings, or differences in interpretation on product classification could lead to increased duty and tariff rates on these or other imported products.

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

Risks Relating to Our Indebtedness

Increases in interest rates would increase the cost of servicing our debt and could reduce our profitability.

Our unsecured syndicated senior credit facility, term facility and receivable facility bear interest at variable rates. We have entered into interest rate swap contracts and a forward-starting interest rate swap contract to reduce our exposure to fluctuations in variable interest rates on current and future interest payments that we owe on a portion of our variable rate borrowings. Increases in interest rates for any amount of our variable rate debt not covered by our interest rate swaps could increase the cost of servicing our debt and could materially reduce our profitability and cash flows. For additional information regarding our interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

We may be adversely affected by the transition away from LIBOR and the use of SOFR or other alternative reference rates.

Borrowings under our unsecured syndicated senior credit facility, term facility and interest rate swap contracts are indexed to the London Inter-bank Offering Rate (“LIBOR”). On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intended to phase out LIBOR by the end of 2021. For U.S. dollar LIBOR, the cessation date has been deferred to June 30, 2023 for the most commonly used tenors (overnight and one, three and six months). The Federal Reserve System, in conjunction with the Alternative Reference Rates Committee, has recommended the replacement of LIBOR with a new index, calculated by short-term repurchase agreements collateralized by U.S. Treasury securities, called the Secured Overnight Financing Rate (“SOFR”). Using SOFR as the basis on which interest on our variable-rate debt and/or under our interest rate swaps is calculated may result in interest rates and/or payments that do not directly correlate over time with the interest rates and/or payments that would have been made on our obligations if LIBOR was available in its current form. The potential effect of the replacement of LIBOR on our cost of capital cannot yet be determined.

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

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own fourteen sales center facilities, which includes six sales center facilities in Florida, three in Texas, and one in each of Alabama, California, Georgia, Mississippi and Tennessee.

As part of our acquisition of Porpoise Pool & Patio, Inc. in December 2021, we own the corporate headquarters and the Sun Wholesale Supply, Inc. facilities located in Florida, which consist of approximately 200,000 square feet. We also acquired a chemical packaging plant in Florida, which is approximately 105,000 square feet.

We lease all of our other properties and the majority of our leases have three to seven year terms. As of December 31, 2022, we had twenty-eight leases with remaining terms longer than seven years that expire between 2030 and 2036. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance.

Our sales centers range in size from approximately 2,000 square feet to 95,000 square feet and generally consist of warehouse, counter, display and office space.  Our centralized shipping locations (CSLs) range in size from approximately 115,000 square feet to 185,000 square feet.

We believe that our facilities are well maintained, suitable for our business and occupy sufficient space to meet our operating needs. As part of our normal business, we regularly evaluate sales center performance and site suitability and may relocate a sales center or consolidate multiple locations if a sales center is redundant in a market, underperforming or otherwise deemed unsuitable. We do not believe that any single lease is material to our operations.

The table below summarizes the changes in our sales centers during the year ended December 31, 2022:

Network	12/31/21	New Locations	Closed Location	Acquired Location	12/31/22
SCP (1)	193	2	—	1	196
Superior	73	—	—	—	73
Horizon	84	5	(1)	—	88
NPT (2)	17	2	—	—	19
Total Domestic	367	9	(1)	1	376
SCP International	43	1	—	—	44
Total	410	10	(1)	1	420

(1)Total includes one distribution location for Sun Wholesale Supply, Inc., which we acquired in December 2021. As part of the acquisition, we also acquired non-sales center properties including a chemical packaging plant and three Pinch A Penny, Inc. retail stores in Florida.
(2)In addition to the stand-alone NPT sales centers, there are over 100 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The table below identifies the number of sales centers in each state, territory or country by distribution network as of December 31, 2022:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	28	24	19	6	77
Florida	39	5	17	1	62
Texas	26	5	20	4	55
Arizona	7	8	9	2	26
Washington	3	—	8	—	11
Georgia	7	2	—	1	10
North Carolina	5	2	2	1	10
Tennessee	6	4	—	—	10
Nevada	2	3	3	1	9
New York	9	—	—	—	9
New Jersey	5	2	—	—	7
Pennsylvania	5	1	—	1	7
Virginia	3	1	3	—	7
Alabama	4	2	—	—	6
Louisiana	5	—	—	1	6
Illinois	4	1	—	—	5
Indiana	2	3	—	—	5
Oregon	1	—	4	—	5
South Carolina	4	1	—	—	5
Missouri	3	1	—	—	4
Ohio	2	2	—	—	4
Oklahoma	2	1	—	1	4
Arkansas	3	—	—	—	3
Colorado	—	2	1	—	3
Idaho	1	—	2	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Massachusetts	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Wisconsin	1	1	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	—	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
West Virginia	1	—	—	—	1
Total United States	196	73	88	19	376
International
Canada	17	—	—	—	17
France	8	—	—	—	8
Australia	6	—	—	—	6
Mexico	4	—	—	—	4
Portugal	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
Italy	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	44	—	—	—	44
Total	240	73	88	19	420

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.”  On February 17, 2023, there were approximately 740 holders of record of our common stock.

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board has increased the dividend amount seventeen times, including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2022.  Our Board may declare future dividends at its discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the cumulative total shareholder return on our common stock for the last five fiscal years with the total return on the S&P 500 Index (of which we have been a member since 2020) and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2017 and the reinvestment of all dividends. We believe the S&P 500 Index is comprised of similar-sized public companies that represent the most likely alternative investments for investors. Additionally, we chose the S&P 500 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains a sufficient number of companies in a similar line of business.

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/17	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22
Pool Corporation	$100.00	$115.97	$167.58	$296.54	$453.64	$244.81
S&P 500 Index	100.00	95.62	125.72	148.85	191.58	156.88
Nasdaq Index	100.00	97.16	132.81	192.47	235.15	158.65

Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2022:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (3)
October 1 – October 31, 2022	60	$318.77	—	$230,242,715
November 1 – November 30, 2022	—	$—	—	$230,242,715
December 1 – December 31, 2022	—	$—	—	$230,242,715
Total	60	$318.77	—

(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 60 shares surrendered for this purpose in the fourth quarter of 2022.
(2)In May 2022, our Board authorized an additional $196.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices.
(3)As of February 17, 2023, our total authorization remaining was $230.2 million.

Item 6.  [RESERVED]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2022 FINANCIAL OVERVIEW

Financial Results

Net sales increased 17% to $6.2 billion for the year ended December 31, 2022 compared to $5.3 billion in 2021. Base business sales increased 12%. Net sales benefited approximately 10% from inflationary product cost increases and were aided by solid consumer demand for outdoor living products throughout the year. Net sales were also unfavorably impacted 1% from currency exchange rate fluctuations, 1% from softness in our European markets and generally less favorable weather conditions on a year-over-year comparison.

Gross profit reached $1.9 billion for the year ended December 31, 2022, a 20% increase over gross profit of $1.6 billion in 2021. Gross margin improved 80 basis points to 31.3% in 2022 compared to 30.5% in 2021, reflecting benefits from acquisitions, increased pricing and supply chain management initiatives. These increases were partially offset by $13.0 million recorded within Cost of sales in the fourth quarter of 2022 related to increased duties and tariffs for certain imported chemicals. Given supply chain improvements through the latter half of 2022, we do not expect to import a significant portion of this product in 2023.

Selling and administrative expenses (operating expenses) increased 16%, or $123.3 million, to $907.6 million in 2022, including a 1% benefit from currency exchange rate fluctuations. Base business operating expenses rose only 6% compared to 12% base business gross profit growth. As a percentage of net sales, operating expenses declined 10 basis points to 14.7% in 2022 compared to 14.8% in 2021. Our operating expenses have generally increased in line with sales growth to support our business, including recent acquisitions.

Operating income for the year increased 23% to $1.0 billion, up from $832.8 million in 2021. Operating margin increased 90 basis points to 16.6% in 2022 compared to 15.7% in 2021.

Interest and other non-operating expenses, net for the year increased $32.3 million compared to 2021, primarily reflecting higher average debt levels and higher average interest rates.

We recorded a $10.8 million, or $0.27 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, for the year ended December 31, 2022 compared to a tax benefit of $30.0 million, or $0.74 per diluted share, realized in 2021.

Net income increased 15% to $748.5 million in 2022 compared to $650.6 million in 2021. Earnings per share increased 17% to $18.70 per diluted share compared to $15.97 per diluted share in 2021. Without the impact from ASU 2016-09 in both periods, earnings per diluted share increased 21% to $18.43 per diluted share compared to $15.23 per diluted share in 2021. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

Financial Position and Liquidity

Cash provided by operations was $484.9 million in 2022. Cash provided by operations throughout the year helped fund a portion of the following initiatives:

•share repurchases, totaling $471.2 million for the year;
•net working capital outflows of $342.4 million;
•quarterly cash dividend payments to shareholders, totaling $150.6 million for the year; and
•net capital expenditures of $43.6 million.

Total net receivables, including pledged receivables, decreased 7% compared to December 31, 2021, primarily driven by slower December sales compared to last year. Our allowance for doubtful accounts was $9.5 million at December 31, 2022 and $5.9 million at December 31, 2021. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 26.9 days at December 31, 2022 and 25.6 days at December 31, 2021.

Inventory levels grew 19% to $1.6 billion at December 31, 2022 compared to $1.3 billion at December 31, 2021, reflecting increased purchasing to stock new locations and ensure product availability across our sales center network and impacts from inflation. Our reserve for inventory obsolescence was $21.2 million at December 31, 2022 compared to $15.2 million at December 31, 2021. Our inventory turns, as calculated on a trailing four quarters basis, were 2.6 times at December 31, 2022 and 3.4 times at December 31, 2021.

Accrued expenses and other current liabilities decreased $96.4 million to $168.5 million at December 31, 2022. As allowed for companies impacted by Hurricane Ida, we deferred our 2021 third and fourth quarter estimated federal tax payments totaling $79.5 million, which were paid in February 2022 and account for the majority of the decrease in accrued expenses and other current liabilities.

Total debt outstanding of $1.4 billion at December 31, 2022 increased $203.5 million compared to December 31, 2021 as we have utilized debt proceeds over the past year to fund a portion of our share repurchases, dividend payments and investments in working capital.

Current Trends and Outlook

Over the past decade, consumers’ investments in their homes, including backyard renovations, have flourished. Particularly, over the past couple of years, steady increases in home values and lack of affordable new homes have prompted homeowners to stay in their homes longer and upgrade their home environments, including their backyards. Many families have spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. These trends resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. More recent trends, including a lower number of permits issued for new pools, suggest that new construction activities are moderating after a period of significant growth. In 2022, we estimate that new pool construction decreased 16% to approximately 98,000 units from 117,000 units in 2021 when new pool construction units had increased 22% over 2020. We expect that consumers will continue to invest in outdoor living spaces, although at lower levels than observed in 2020 through the first half of 2022. Despite the recent decline in residential construction activities, we believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, strong housing demand dynamics, increased interest in backyards and outdoor living and new product developments.

Market conditions were challenged in 2022 by significant interest rate increases and geopolitical concerns. Supply chain constraints combined with strong consumer demand led to high inflation. General uncertainty around market and economic expectations for 2023 may significantly impact our industry. The recent uptick in overall affordability concerns, including higher mortgage interest rates and product cost and labor inflation, may lead to consumer hesitancy resulting in some cyclical suppression of demand. While an economic slowdown would impact new pool construction and remodeling (each of which comprises roughly 20% of our total consolidated business), non-discretionary maintenance product sales, which comprise about 60% of our business, are not expected to be significantly impacted.

In view of current trends and economic concerns, we established our outlook for 2023 based on reasonable expectations for industry demand, pricing and inflationary conditions, focused expense management and ongoing leverage of existing investments in our business and continuous process improvements. We also plan to broaden our geographic presence by opening about 10 new sales centers in 2023 and by making selective acquisitions when appropriate opportunities arise.

We base our assumptions on normal weather conditions and do not incorporate alternative weather predictions into our guidance.  Favorable weather positively impacts industry activity by accelerating growth in any given year, expanding the number of available construction days, extending the pool season and pool usage and positively impacting demand for discretionary products. Conversely, unfavorable weather typically impedes growth.

The following summarizes our outlook for 2023:

•We expect sales to be flat to down 3% compared to 2022, impacted by the following factors and assumptions:
◦normal weather patterns for 2023;
◦inflationary product cost increases, which generally pass through to customers. We expect sales to benefit approximately 4% from price increases announced by our major equipment manufacturers;
◦sustained demand for pool maintenance products;
◦a 15% to 20% decline in volumes of discretionary products used for swimming pool construction as pool construction activities return to 2019 levels (estimated at approximately 80,000 units);
◦a 10% to 15% decline in volumes of products used in the remodeling, renovation and upgrading of swimming pools;

◦a 1% benefit from expansion of the installed base of in-ground swimming pools; and
◦one less selling day in the third quarter and for the full year of 2023 compared to 2022.

•We project that sales for our Horizon sales centers, which are more affected by new home construction activities, may decline 5% to 10% compared to 2022. Our Horizon sales centers comprised 8% of our total net sales in 2022.

•We expect that sales in Europe, which generated 4% of our total net sales in 2022, will be down approximately 10% to 20% compared to 2022 given the larger concentration of aftermarket versus maintenance activity in that market.

•By quarter, we expect low to mid-single digit declines in the first half of 2023 compared to the first half of 2022 and modest growth in the second half of the year.

•Our gross margin is dependent on amounts and timing of inflationary price increases, sales growth expectations and product mix. We project gross margin for the full year of 2023 to be in line with our long-term outlook at approximately 30.0%. We expect higher gross margin in the first half of 2023 compared to the latter half of the year as we sell through inventory purchased prior to recent price increases.

•We expect to leverage our existing infrastructure and manage discretionary spending to maintain expenses in line with sales expectations to achieve operating margin of approximately 15.0%.

In 2023, we expect our effective tax rate will be approximately 25.3% to 25.5%, without the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We estimate that we have approximately $1.1 million in unrealized excess tax benefits related to stock options that expire and restricted awards that vest in the first quarter of 2023. We may recognize additional tax benefits related to stock option exercises in 2023 from grants that expire in years after 2023, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $10.8 million benefit in our provision for income taxes for the year ended December 31, 2022 related to ASU 2016-09.

We project that 2023 earnings will be in the range of $16.03 to $17.03 per diluted share, including an estimated $0.03 benefit from ASU 2016-09 during the first quarter of 2023. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board and to fund opportunistic share repurchases over the next year.

The forward-looking statements in this Current Trends and Outlook section are subject to significant risks and uncertainties, including the sensitivity of our business to weather conditions; changes in the economy, consumer discretionary spending, the housing market, interest or inflation rates; our ability to maintain favorable relationships with suppliers and manufacturers; the extent to which home-centric trends experienced during the height of the pandemic will moderate or reverse; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

COVID-19 Pandemic and Other Economic Trends

We continue to monitor the ongoing impact of the COVID-19 pandemic and its aftermath. Beginning in the second quarter of 2020, we experienced unprecedented demand as families spent more time at home and sought out opportunities to create or expand home-based outdoor living and entertainment spaces. This trend has had a positive impact on our financial performance over the past couple of years. As further described above, recent trends, including a lower number of permits issued for new pools, suggest that new construction activities are moderating.

Our industry experienced substantial supply chain constraints beginning in 2021. In response, we proactively made significant investments in inventory in the last half of 2021 and early 2022 that enabled us to continue to meet strong customer demand and position ourselves to provide exceptional customer service. While we continued to be challenged by supply chain constraints through early 2022, we observed improvements in our supply chain dynamics beginning in the second quarter of 2022. Likewise, we expect inventory balances to normalize with seasonal trends as 2023 progresses. The extent to which contributory effects from the COVID-19 pandemic and the evolving macroeconomic environment will continue to impact our business, financial condition and results of operations remains uncertain.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.08% of net sales annually.  Write-offs as a percentage of net sales approximated 0.08% in 2022, 0.06% in 2021 and 0.09% in 2020. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2023.

At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end allowance for doubtful accounts balance to (i) current year write-offs and (ii) any significantly aged outstanding receivable balances. Based on our most recent hindsight analysis, we concluded that the prior year allowance was within a range of acceptable estimates and that our estimation methodology is appropriate.

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2022, pretax income would change by approximately $1.9 million and earnings per share would change by approximately $0.04 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2022).

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

There is little risk of obsolescence for our highest sales velocity items because these products generally turn quickly. We establish our reserve for inventory obsolescence based on inventory with lower sales velocity and inventory with no sales for the past 12 months, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory at net realizable value. We provide a reserve of 5% for inventory with lower sales velocity, inventory with no sales for the past 12 months and non-stock inventory as determined at the sales center level. We also provide an additional 5% reserve for excess lower sales velocity inventory and an additional 45% reserve for excess inventory with no sales for the past 12 months. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months’ usage, on a company-wide basis. We also evaluate whether the calculated reserve provides sufficient coverage of total inventory with no sales for the past 12 months. We have not changed our methodology from prior years.

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

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors. At the end of each fiscal year, we prepare a hindsight analysis by comparing the prior year-end obsolescence reserve balance to (i) current year inventory write-offs and (ii) the value of products with no sales for the past 12 months that remain in inventory. Based on our most recent hindsight analysis, we concluded that our prior year reserve was within a range of acceptable estimates and that our estimation methodology is appropriate.

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2022, pretax income would change by approximately $4.2 million and earnings per share would change by approximately $0.08 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2022).

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

We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor program benefits accrual may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments tend to have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor arrangements are based on calendar year periods. We update our estimates for these arrangements at year end to reflect actual annual purchase or sales levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor credits received to the prior year vendor receivable balances. Based on our most recent hindsight analysis, we concluded that our vendor program estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

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
As of December 31, 2022, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We operate in 40 states, 1 United States territory and 11 foreign countries. We are subject to regular audits by federal, state and foreign tax authorities, and the amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

Each year, we prepare a return to provision analysis upon filing our income tax returns. Based on our most recent hindsight analysis, we concluded that our prior year income tax provision was within a range of acceptable estimates and that our provision calculation methodology is appropriate. Differences between our effective income tax rate and federal and state statutory tax rates are primarily due to excess tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards.

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

We generally make bonus payments at the end of February following the most recently completed fiscal year. Each year, we compare the actual bonus payouts to amounts accrued at the previous year’s end to determine the accuracy of our performance-based compensation estimates. Based on our most recent hindsight analysis, we concluded that our performance-based compensation accrual balances were within a reasonable range of acceptable estimates and that our estimation methodologies are appropriate.

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2022, our goodwill balance was $692.0 million, representing approximately 19% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

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

As of October 1, 2022, we had 249 reporting units with allocated goodwill balances.  The most significant goodwill balance for a reporting unit was our Porpoise reporting unit with $403.5 million of goodwill. Other than our Porpoise reporting unit, the next most significant goodwill balance for a reporting unit was $12.1 million and the average goodwill balance per reporting unit was $1.2 million.

In October 2022, we performed our annual goodwill impairment test and recorded goodwill impairment of $0.6 million related to the closure of a Horizon reporting unit in that period. In October 2021 and 2020, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level. In the first quarter of 2020, we recorded impairment equal to the total goodwill and intangibles carrying amounts of our five Australian reporting units, which included goodwill impairment of $3.5 million and intangibles impairment, related to the Pool Systems tradename and trademark, of $0.9 million.

The fair value estimates used in our impairment test is determined using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. To estimate the fair value of our reporting units, we project future cash flows using management’s assumptions for sales growth rates, operating margins and discount rates. These estimates can significantly affect the outcome of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate.

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. In 2022, our aggregate estimated fair values were modestly higher than our market capitalization. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis resulted in a fair value lower than our market capitalization and did not result in the identification of additional at-risk locations.

Based on our 2022 goodwill impairment analysis, we consider one of our Horizon reporting units in Texas with goodwill of $0.5 million as most at risk for goodwill impairment due to marginal results in recent years. The most sensitive assumptions related to our fair value for this location relates to future projected operating results and management’s ability to effectively manage costs.

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

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2022	2021	2020
Net sales	100.0%	100.0%	100.0%
Cost of sales	68.7	69.5	71.3
Gross profit	31.3	30.5	28.7
Operating expenses	14.7	14.8	16.9
Operating income	16.6	15.7	11.8
Interest and other non-operating expenses, net	0.7	0.2	0.3
Income before income taxes and equity in earnings	15.9%	15.6%	11.5%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity in earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2022, 2021 and 2020.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2022 compared to Fiscal Year 2021

The following table breaks out our consolidated results into the base business component and the excluded components (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Year Ended		Year Ended		Year Ended
	December 31,		December 31,		December 31,
	2022	2021	2022	2021	2022	2021
Net sales	$5,889,497	$5,281,773	$290,230	$13,811	$6,179,727	$5,295,584

Gross profit	1,804,744	1,613,252	128,668	3,840	1,933,412	1,617,092
Gross margin	30.6%	30.5%	44.3%	27.8%	31.3%	30.5%

Operating expenses	830,525	779,897	77,104	4,411	907,629	784,308
Expenses as a % of net sales	14.1%	14.8%	26.6%	31.9%	14.7%	14.8%

Operating income (loss)	974,219	833,355	51,564	(571)	1,025,783	832,784
Operating margin	16.5%	15.8%	17.8%	(4.1)%	16.6%	15.7%

We have excluded the following acquisitions from base business for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Tri-State Pool Distributors	April 2022	1	May - December 2022
Porpoise Pool & Patio, Inc.	December 2021	1	January - December 2022 and December 2021
Wingate Supply, Inc.	December 2021	1	January - December 2022 and December 2021
Vak Pak Builders Supply, Inc.	June 2021	1	January - August 2022 and June - August 2021
Pool Source, LLC	April 2021	1	January - June 2022 and April - June 2021
TWC Distributors, Inc.	December 2020	10	January - February 2022 and January - February 2021

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

The table below summarizes the changes in our sales centers during 2022:

December 31, 2021	410
Acquired location	1
New locations	10
Closed location	(1)
December 31, 2022	420

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2022	2021	Change
Net sales	$6,179.7	$5,295.6	$884.1	17%

Net sales increased 17% compared to 2021, with 12% of this increase resulting from base business sales growth. Our 2022 results were driven by elevated price inflation and sustained demand for outdoor-living products. Sales growth in our seasonally significant quarters (second and third quarters) were limited by industry capacity, including labor and supply chain constraints and less favorable weather conditions on a year-over-year comparison. We observed improvements in our supply chain dynamics in 2022 following the challenges that began in the second half of 2021 through early 2022.

The following factors benefited our sales growth (listed in order of estimated magnitude):
•inflationary product cost increases of approximately 10% (compared to 7% to 8% in 2021);
•5% sales growth from recent acquisitions
•favorable trends for our products including:
◦consistent demand for discretionary products, as evidenced by higher sales for product offerings such as equipment and building materials (see discussion below);
◦market share gains, including those in building materials (see discussion below); and
◦sustained demand for residential swimming pool maintenance supplies, as the installed base of pools continues to grow.

Following our robust 33% sales growth (and 26% base business sales growth) in the first quarter of 2022, results through the remainder of the year were limited by several factors. We estimate that the benefits discussed above were partially offset by the following:
•1% impact from softness in our European markets, reflecting the impact of the macro-economic environment;
•1% unfavorable impact from currency exchange rate fluctuations; and
•less favorable weather conditions compared to last year, particularly in our seasonal markets (see discussion below).

Higher sales for certain product offerings, such as equipment and building materials, indicate consistent demand in traditionally discretionary areas, such as pool construction, pool remodeling and equipment upgrades. In 2022, sales of equipment for our base business, which includes swimming pool heaters, pumps, lights, filters and automation, increased approximately 9% compared to 2021 and represented approximately 28% of net sales (or an increase of 17% representing approximately 29% of net sales including our recent acquisition of Porpoise). Equipment growth for certain products was limited by continued supply chain constraints. Sales of building materials grew 18% compared to 2021 and represented approximately 13% of net sales in 2022. Sales of chemicals for our base business, representing 11% of total net sales, increased 32% compared to 2021 (or an increase of 57% representing approximately 13% of net sales including the impact of our December 2021 acquisition of Porpoise). The increase in chemical sales was driven by inflation, improved supply over last year and strong demand for non-discretionary maintenance products.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. In 2022, sales to base business retail customers increased 9% compared to 2021 and represented approximately 11% of our consolidated net sales. Sales to certain of our retail customers have been hindered by less favorable weather conditions compared to the prior year. Including the impact of our December 2021 acquisition of Porpoise, sales to retail customers increased 39% and represented approximately 14% of our net sales. Sales to commercial customers increased 27% compared to 2021 and represented approximately 4% of our consolidated net sales in 2022.

Net sales in our seasonal markets (not considering Europe), representing 45% of our total base business net sales in 2022, increased 11% compared to 2021. Comparatively, net sales in our year-round markets, representing 51% of our total base business net sales in 2022, increased 15% compared to 2021.

Net sales in Europe, representing 4% of our total net sales in 2022, declined 5% in local currency. While we estimate that net sales in Europe benefited 10% from inflationary product cost increases, beginning in the second quarter of 2022, our results were negatively impacted by a decline in the volume of sales driven by macroeconomic uncertainty.

2022 Quarterly Sales Performance Compared to 2021 Quarterly Sales Performance

•The increase in our sales in the first quarter of 2022 reflected continued strong demand for outdoor living products in addition to elevated price inflation of approximately 10% to 12%. Sales benefited approximately 5% from both accelerated customer early buys and an extra selling day in the first quarter of 2022 compared to the first quarter of 2021.
•Our results in the second quarter of 2022 were indicative of healthy demand for our products as maintenance, replacement, refurbishment and construction activity remained strong. Net sales benefited approximately 10% to 11% from elevated price inflation, but were unfavorably impacted 2% from both currency exchange rate fluctuations and customer early buys shifted into the first quarter of 2022.
•Net sales in the third quarter of 2022 benefited approximately 9% to 10% from inflationary product cost increases and were aided by healthy demand for our products and warmer weather in our year-round markets. We estimate that these increases were partially offset by 1% each from softness in our European markets, unfavorable currency exchange rate fluctuations and one less selling day in Q3 2022 versus Q3 2021. In the third quarter of 2022, we experienced a net sales shift of $9.0 million from Q3 2022 to Q4 2022 due to closures from Hurricane Ian.
•Net sales benefited approximately 8% from inflationary product cost increases in the fourth quarter of 2022. Weather conditions, particularly in the month of December when an Arctic blast moved across the U.S., were much less favorable on a year-over-year comparison. Additionally, net sales were unfavorably impacted 1% from currency exchange rate fluctuations and 1% from softness in our European markets.

	Quarter
	2022
	First	Second	Third	Fourth
Net Sales Growth	33%	15%	14%	6%
Base Business Net Sales Growth	26%	10%	10%	1%

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2022	2021	Change
Gross profit	$1,933.4	$1,617.1	$316.3	20%
Gross margin	31.3%	30.5%

Gross margin improved 80 basis points to 31.3% in 2022 compared to 30.5% in 2021, reflecting benefits from acquisitions, increased pricing and supply chain management initiatives. These increases were partially offset by lower incentives earned under our volume-based vendor programs and $13.0 million recorded within Cost of sales in the fourth quarter of 2022 related to increased duties and tariffs for certain imported chemicals. Given supply chain improvements through the latter half of 2022, we do not expect to import a significant portion of this product in 2023.

Operating Expenses

(in millions)	Year Ended December 31,
	2022	2021	Change
Selling and administrative expenses	$907.6	$784.3	$123.3	16%
Operating expenses as a percentage of net sales	14.7%	14.8%

Operating expenses increased 16%, or $123.3 million, to $907.6 million in 2022, up from $784.3 million in 2021. Base business operating expenses rose only 6% compared to 12% base business gross profit growth. The increase in operating expenses reflects inflationary increases and incremental costs to support our business growth, including recent acquisitions. Our expense growth reflects increases in growth-driven labor, facility and freight costs, along with increased investments in technology.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased $32.3 million compared to 2021, primarily reflecting higher average debt levels and higher average interest rates. Our weighted average effective interest rate increased to 2.8% in 2022 from 2.5% in 2021 on average outstanding debt of $1.4 billion in 2022 versus $403.4 million in 2021. Our weighted average effective interest rate increased to 4.2% in the fourth quarter of 2022, reflecting the impact of rapidly increasing rates in the latter part of 2022.

Income Taxes

Our effective income tax rate was 24.0% at December 31, 2022 and 21.1% at December 31, 2021. We recorded a $10.8 million, or $0.27 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2022 compared to a benefit of $30.0 million, or $0.74 per diluted share, realized in 2021. Without the benefits from ASU 2016-09, our effective tax rate was 25.1% and 24.7% for the years ended 2022 and 2021, respectively.

Net Income and Earnings Per Share

Net income increased 15% to $748.5 million in 2022 compared to $650.6 million in 2021. Earnings per share increased 17% to $18.70 per diluted share compared to $15.97 per diluted share in 2021.

Reconciliation of Non-GAAP Financial Measures

The non-GAAP measures described below should be considered in the context of all of our other disclosures in this Form 10-K.

Adjusted Diluted EPS
We have included adjusted diluted EPS, a non-GAAP financial measure, as a supplemental disclosure, because we believe this measure is useful to management, investors and others in assessing our year-over-year operating performance.

Adjusted diluted EPS is a key measure used by management to demonstrate the impact of tax benefits from ASU 2016-09 on our diluted EPS and to provide investors and others with additional information about our potential future operating performance to supplement GAAP measures.

We believe this measure should be considered in addition to, not as a substitute for, diluted EPS presented in accordance with GAAP, and in the context of our other disclosures. Other companies may calculate this non-GAAP financial measure differently than we do, which may limit their usefulness as a comparative measure.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Year Ended
	December 31,
	2022	2021
Diluted EPS	$18.70	$15.97
Less: ASU 2016-09 tax benefit	0.27	0.74
Adjusted diluted EPS	$18.43	$15.23

Fiscal Year 2021 compared to Fiscal Year 2020

For a detailed discussion of the Results of Operations in Fiscal Year 2021 compared to Fiscal Year 2020, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly data for 2022 and 2021. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2022				2021
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$1,412,650	$2,055,818	$1,615,339	$1,095,920	$1,060,745	$1,787,833	$1,411,448	$1,035,557
Gross profit	447,189	666,804	503,687	315,731	301,131	551,685	441,899	322,376
Operating income	235,723	418,888	263,877	107,295	129,031	338,586	237,276	127,891
Net income	179,261	307,283	190,055	71,863	98,655	259,695	184,665	107,609

Net sales as a % of annual net sales	23%	33%	26%	18%	20%	34%	27%	20%
Gross profit as a % of annual gross profit	23%	34%	26%	16%	19%	34%	27%	20%
Operating income as a % of annual operating income	23%	41%	26%	10%	15%	41%	28%	15%

Balance Sheet Data
Total receivables, net	$679,927	$756,585	$549,796	$351,448	$487,602	$585,566	$476,150	$376,571
Product inventories, net	1,641,155	1,579,101	1,539,572	1,591,060	977,228	894,654	1,043,407	1,339,100
Accounts payable	685,946	604,225	442,226	406,667	634,998	439,453	414,156	398,697
Total debt	1,505,073	1,595,398	1,512,545	1,386,803	433,171	423,116	362,819	1,183,350

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2022 to Fiscal Year 2021 Comparisons

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

Sales in the third quarter of 2022 were generally aided by above-average temperatures throughout much of the contiguous United States. However, sales in Florida were negatively impacted by closures due to Hurricane Ian at the end of the quarter, which we believe we recovered in the fourth quarter of 2022. Compared to last year, weather conditions in Canada and the northern states were less favorable. Generally favorable weather conditions benefited sales in the third quarter of 2021 with most of the United States experiencing above-average temperatures and below-average precipitation.

We observed generally unfavorable weather conditions throughout the fourth quarter of 2022, particularly in the month of December when an Arctic front brought freezing temperatures and above-average precipitation across much of the United States. Conditions were especially impactful in Canada and the Northeast compared to the prior year. In contrast, sales in the fourth quarter of 2021 benefited from above-average temperatures throughout much of the contiguous United States, including the fifth warmest December on record in a 127-year period.

Weather Impacts on Fiscal Year 2021 to Fiscal Year 2020 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2021 compared to Fiscal Year 2020, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

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

Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. We focus our capital expenditure plans based on the needs of our sales centers. Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 0.7% of net sales in 2022 and 2021 and 0.6% of net sales in 2020. Since 2020, our capital expenditures as a percentage of net sales were lower than our historical average due to our significant sales growth. Capital expenditures in 2020 were also lower due to cost-saving measures implemented at the beginning of the COVID-19 pandemic. Based on management’s current plans, we project capital expenditures for 2023 will continue to approximate the historical average of 1% of net sales. We also plan to increase our investment in technology and automation enabling us to operate more efficiently.

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

As of February 17, 2023, $230.2 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under our credit and receivables facilities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2022	2021
Operating activities	$484,854	$313,490
Investing activities	(50,870)	(849,614)
Financing activities	(411,658)	526,131

Cash provided by operations of $484.9 million for 2022 increased $171.4 million compared to 2021, primarily driven by an increase in net income and changes in working capital. Our operating cash flows were also impacted by federal tax payments of $79.5 million in 2022, which were allowed to be deferred and included in accrued expenses and other liabilities at December 31, 2021.

Cash used in investing activities decreased $798.7 million to $50.9 million in 2022, reflecting a decrease of $802.7 million in payments for acquisitions compared to 2021, partially offset by a $6.0 million increase in net capital expenditures between years. Our higher 2021 investing activities were driven by our purchase of Porpoise Pool & Patio, Inc. for $788.7 million.

Cash used in financing activities was $411.7 million in 2022 compared to cash provided by financing activities of $526.1 million in 2021. The change in financing activities primarily reflects a $566.7 million increase in net debt payments, additional share repurchases of $333.2 million and an increase in dividends paid of $31.0 million.

For a discussion of our sources and uses of cash in 2020, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2021 Annual Report on Form 10-K.

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

Credit Facility

Our Credit Facility, as amended through December 30, 2021, provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The credit facility includes a $750.0 million revolving credit facility and sublimits for the issuance of swingline loans and standby letters of credit. The term loans require quarterly amortization payments beginning in September 2023 aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At December 31, 2022, there was $1.0 billion outstanding, including a $500.0 million term loan, with a $4.8 million standby letter of credit outstanding and $225.5 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2022 was approximately 4.4%, excluding commitment fees.

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

At December 31, 2022, the Term Facility had an outstanding balance of $157.3 million at a weighted average effective interest rate of 5.5%.

Receivables Securitization Facility

Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower-cost form of financing. Under this facility, we can borrow up to $350.0 million between April through August and from $210.0 million to $340.0 million during the remaining months of the year. The Receivables Facility matures on November 1, 2024. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.
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
At December 31, 2022, there was $199.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.2%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility and the Term Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2022, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2022, our average total leverage ratio equaled 1.37 (compared to 0.77 as of December 31, 2021) and the TTM average total indebtedness amount used in this calculation was $1.5 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2022, our fixed charge ratio equaled 9.57 (compared to 11.76 as of December 31, 2021) and TTM Rental Expense was $121.3 million.

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

Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings. Interest expense related to the notional amounts under all swap contracts is based on applicable fixed rates plus the applicable margin on the respective borrowings.

As of December 31, 2022, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Compliance and Future Availability
As of December 31, 2022, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2023.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Future Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, fluctuating interest rates and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2022 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash, cash expected to be generated from operations and borrowings on our facilities.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,389,003	$34,292	$280,500	$1,074,211	$—
Operating leases	299,587	76,764	120,427	69,952	32,444
Purchase obligations	11,720	4,304	4,764	2,652	—
	$1,700,310	$115,360	$405,691	$1,146,815	$32,444

The significant assumptions used in our determination of amounts presented in the above table are as follows:
•Long-term debt amounts represent the future principal payments on our debt as of December 31, 2022. For additional information regarding our debt arrangements, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
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

For certain of our future obligations, such as unrecognized tax benefits, uncertainties exist regarding the timing of future payments and the amount by which these potential obligations will increase or decrease over time. As such, we have excluded unrecognized tax benefits from the table above. See Note 7 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for additional discussion related to our unrecognized tax benefits. The table also excludes various other liabilities that are not contractual in nature, including contingent liabilities, litigation accruals and contract termination fees.

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2022 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2022 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. Our actual interest payments could vary substantially from the amounts projected.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$168,974	$52,022	$85,761	$31,191	$—

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

In 2022, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2022 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the monthly maximum available amount under the Credit Facility and the maximum amount available under the Receivables Facility. Our Term Facility, entered into on December 30, 2019, was fully drawn as of that date. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $12.5 million and earnings per share would have decreased by approximately $0.23 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2022). The maximum amount available under the Credit Facility is $1.25 billion and the maximum amount available under the Receivables Facility is $350.0 million.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada and Mexico, accounted for only 8% of total net sales in 2022, our exposure to currency rate fluctuations could be material in 2023 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2022, the Company’s goodwill was $692.0 million. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

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

To test the estimated fair value of the Company’s reporting units, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors, such as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting units that would result from changes in the assumptions. We also involved a specialist to assist in our evaluation of the valuation methodology applied by the Company and certain significant assumptions used in estimating the fair value of the Company. In addition, we reviewed the allocation of the Company’s fair value to its reporting units and the comparison of the Company’s fair value to its market capitalization.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.

New Orleans, Louisiana
February 24, 2023

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2022	2021	2020
Net sales	$6,179,727	$5,295,584	$3,936,623
Cost of sales	4,246,315	3,678,492	2,805,721
Gross profit	1,933,412	1,617,092	1,130,902
Selling and administrative expenses	907,024	786,808	659,931
Impairment of goodwill and other	605	(2,500)	6,944
Operating income	1,025,783	832,784	464,027
Interest and other non-operating expenses, net	40,911	8,639	12,353
Income before income taxes and equity in earnings	984,872	824,145	451,674
Provision for income taxes	236,763	173,812	85,231
Equity in earnings of unconsolidated investments, net	353	291	295
Net income	$748,462	$650,624	$366,738

Earnings per share attributable to common stockholders:
Basic	$18.89	$16.21	$9.14
Diluted	$18.70	$15.97	$8.97
Weighted average common shares outstanding:
Basic	39,409	39,876	40,106
Diluted	39,806	40,480	40,865

Cash dividends declared per common share	$3.80	$2.98	$2.29

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Net income	$748,462	$650,624	$366,738
Other comprehensive income (loss):
Foreign currency translation adjustments	(10,028)	(4,663)	5,210
Change in unrealized gains (losses) on interest rate swaps, net of the change in taxes of $(7,802), $(3,733) and $2,957	23,407	11,198	(8,870)
Total other comprehensive income (loss)	13,379	6,535	(3,660)
Comprehensive income	$761,841	$657,159	$363,078

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$45,591	$24,321
Receivables, net	128,247	155,259
Receivables pledged under receivables facility	223,201	221,312
Product inventories, net	1,591,060	1,339,100
Prepaid expenses and other current assets	30,892	29,093
Total current assets	2,018,991	1,769,085

Property and equipment, net	193,709	179,008
Goodwill	691,993	688,364
Other intangible assets, net	305,450	312,814
Equity interest investments	1,248	1,231
Operating lease assets	269,608	241,662
Other assets	84,438	37,967
Total assets	$3,565,437	$3,230,131

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$406,667	$398,697
Accrued expenses and other current liabilities	168,521	264,877
Short-term borrowings and current portion of long-term debt	25,042	11,772
Current operating lease liabilities	75,484	69,070
Total current liabilities	675,714	744,416

Deferred income taxes	58,759	35,840
Long-term debt, net	1,361,761	1,171,578
Other long-term liabilities	35,471	31,545
Non-current operating lease liabilities	198,538	175,359
Total liabilities	2,330,243	2,158,738

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,069,419 shares issued and outstanding at December 31, 2022 and 40,192,901 shares issued and outstanding at December 31, 2021	39	40
Additional paid-in capital	575,776	551,963
Retained earnings	653,484	526,874
Accumulated other comprehensive income (loss)	5,895	(7,484)
Total stockholders’ equity	1,235,194	1,071,393
Total liabilities and stockholders’ equity	$3,565,437	$3,230,131

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net income	$748,462	$650,624	$366,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,381	28,287	27,967
Amortization	8,644	1,739	1,431
Share-based compensation	14,879	15,187	14,516
Provision for doubtful accounts receivable, net of write-offs	3,580	1,134	(664)
Provision for inventory obsolescence, net of write-offs	5,869	3,798	2,362
Provision (benefit) for deferred income taxes	15,169	4,650	(2,542)
(Gains) losses on sales of property and equipment	(527)	(93)	38
Equity in earnings of unconsolidated investments, net	(353)	(291)	(295)
Net losses on foreign currency transactions	48	325	1,748
Impairment of goodwill and other assets	605	—	6,944
Other	472	473	410
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	19,685	(79,940)	(38,688)
Product inventories	(263,567)	(525,207)	(42,447)
Prepaid expenses and other assets	(52,815)	(51,199)	(13,744)
Accounts payable	7,597	114,893	(9,212)
Accrued expenses and other liabilities	(53,275)	149,110	83,019
Net cash provided by operating activities	484,854	313,490	397,581

Investing activities
Acquisition of businesses, net of cash acquired	(9,264)	(811,956)	(124,587)
Purchases of property and equipment, net of sale proceeds	(43,619)	(37,658)	(21,702)
Other investments, net	2,013	—	—
Net cash used in investing activities	(50,870)	(849,614)	(146,289)

Financing activities
Proceeds from revolving line of credit	1,917,173	1,438,408	1,053,968
Payments on revolving line of credit	(1,970,388)	(974,506)	(1,145,616)
Proceeds from term loan under credit facility	250,000	250,000	—
Proceeds from asset-backed financing	220,000	495,000	326,700
Payments on asset-backed financing	(205,500)	(430,000)	(321,700)
Payments on term facility	(9,250)	(9,250)	(9,250)
Proceeds from short-term borrowings and current portion of long-term debt	28,445	9,279	13,822
Payments on short-term borrowings and current portion of long-term debt	(27,675)	(9,377)	(13,698)
Payments of deferred financing costs	(170)	(2,638)	(12)
Payments of deferred and contingent acquisition consideration	(1,374)	(362)	(281)
Proceeds from stock issued under share-based compensation plans	8,934	17,197	19,824
Payments of cash dividends	(150,624)	(119,581)	(91,929)
Purchases of treasury stock	(471,229)	(138,039)	(76,199)
Net cash (used in) provided by financing activities	(411,658)	526,131	(244,371)
Effect of exchange rate changes on cash and cash equivalents	(1,056)	186	(1,376)
Change in cash and cash equivalents	21,270	(9,807)	5,545
Cash and cash equivalents at beginning of year	24,321	34,128	28,583
Cash and cash equivalents at end of year	$45,591	$24,321	$34,128

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained Earnings	Accumulated Other Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (Loss)	Total
Balance at December 31, 2019	40,074	40	485,239	(64,740)	(10,359)	410,180
Net income	—	—	—	366,738	—	366,738
Foreign currency translation	—	—	—	—	5,210	5,210
Interest rate swaps, net of the change in taxes of $2,957	—	—	—	—	(8,870)	(8,870)
Repurchases of common stock, net of retirements	(401)	—	—	(76,199)	—	(76,199)
Share-based compensation	—	—	14,516	—	—	14,516
Issuance of stock under share-based compensation plans	559	—	19,824	—	—	19,824
Declaration of cash dividends	—	—	—	(91,929)	—	(91,929)
Balance at December 31, 2020	40,232	40	519,579	133,870	(14,019)	639,470
Net income	—	—	—	650,624	—	650,624
Foreign currency translation	—	—	—	—	(4,663)	(4,663)
Interest rate swaps, net of the change in taxes of $(3,733)	—	—	—	—	11,198	11,198
Repurchases of common stock, net of retirements	(360)	—	—	(138,039)	—	(138,039)
Share-based compensation	—	—	15,187	—	—	15,187
Issuance of stock under share-based compensation plans	321	—	17,197	—	—	17,197
Declaration of cash dividends	—	—	—	(119,581)	—	(119,581)
Balance at December 31, 2021	40,193	40	551,963	526,874	(7,484)	1,071,393
Net income	—	—	—	748,462	—	748,462
Foreign currency translation	—	—	—	—	(10,028)	(10,028)
Interest rate swaps, net of the change in taxes of $(7,802)	—	—	—	—	23,407	23,407
Repurchases of common stock, net of retirements	(1,234)	(1)	—	(471,228)	—	(471,229)
Share-based compensation	—	—	14,879	—	—	14,879
Issuance of stock under share-based compensation plans	110	—	8,934	—	—	8,934
Declaration of cash dividends	—	—	—	(150,624)	—	(150,624)
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2022, Pool Corporation and our subsidiaries (the Company, which may be referred to as we, us or our) operated 420 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. We distribute products through five networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon), National Pool Tile (NPT) and Sun Wholesale Supply (Sun Wholesale).

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

We measure revenue as the amount of consideration we expect to receive in exchange for transferring our products. Consideration may vary due to volume incentives and expected customer returns. We offer volume incentives to some of our customers and account for these incentives as a reduction of sales. We estimate the amount of volume incentives earned based on our estimate of cumulative sales for the fiscal year relative to our customers’ progress toward achieving minimum purchase requirements. We record customer returns, including those associated with customer early buy programs, as a reduction of sales. Based on available information related to our customers’ returns, we record an allowance for estimated returns, which historically has not been material. We regularly review our marketing programs, coupons and customary business practices to determine if any variable consideration exists. Other items that we record as reductions to sales include cash discounts, pricing adjustments and credit card fees related to customer payments.

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

2022	2021	2020
$89,002	$75,411	$59,224

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2022	2021	2020
$28,778	$9,409	$6,755

The increase in advertising costs in 2022 is related to the December 2021 acquisition of Porpoise Pool & Patio, Inc., which primarily relate to an advertising fund based on a percentage of Pinch A Penny franchisee sales.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. The IRA implemented a corporate alternative minimum tax (CAMT) of 15 percent on book income of certain large corporations, a one percent excise tax on net stock repurchases and several tax incentives to promote clean energy, among other items. Both the CAMT and the excise tax provisions of the IRA are effective for tax years beginning after December 31, 2022. Based on our historical activity, we do not expect the excise tax and other provisions of the IRA to materially impact our results of operations, financial position, or statement of cash flows.

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income (loss) on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized net foreign currency transaction losses of $0.1 million in 2022, $0.3 million in 2021 and $1.7 million in 2020.

Fair Value Measurements

Recurring Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts, our deferred compensation plan asset and liability and contingent consideration related to recent acquisitions. The three levels of the fair value hierarchy under the accounting guidance are described below:

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

Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at December 31,
	Input Level	Classification	2022	2021
Assets
Unrealized gains on interest rate swaps	Level 2	Other assets	$34,049	$6,054
Deferred compensation plan asset	Level 1	Other assets	13,148	17,503
Liabilities
Contingent consideration liabilities	Level 3	Accrued expenses and other current liabilities	$554	$985
Unrealized losses on interest rate swaps	Level 2	Accrued expenses and other current liabilities	—	3,215
Deferred compensation plan liability	Level 1	Other long-term liabilities	13,148	17,503

We use significant other observable market data or assumptions (Level 2 inputs) in determining the fair value of our interest rate swaps and forward-starting interest rate swap contracts that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

Our deferred compensation plan asset represents investments in securities (primarily mutual funds) traded in an active market (Level 1 inputs) held for the benefit of certain employees as part our deferred compensation plan. We record an equal and offsetting deferred compensation plan liability, which represents our obligation to participating employees. Changes in the fair value of the plan asset and liability are reflected in Selling and administrative expenses in the Consolidated Statements of Income. For additional discussion of our nonqualified deferred compensation plan, see Note 11.

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

We recorded goodwill impairment of $0.6 million in 2022 and impairment of both goodwill and other assets of $6.9 million in 2020. Our impairment charges in 2020 included goodwill and intangibles impairment charges of $4.4 million and $2.5 million from a long-term note. The note balance was subsequently recovered in 2021.

We acquired Porpoise Pool & Patio, Inc. on December 16, 2021 for $788.7 million, net of cash acquired and recognized tangible assets of $84.2 million, identifiable intangible assets of $301.0 million and resulting goodwill of $403.5 million.

For additional discussion of goodwill and intangible assets and impairment, see Note 3.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2022	2021	2020
Balance at beginning of year	$5,942	$4,808	$5,472
Bad debt expense	7,449	3,377	1,900
Write-offs, net of recoveries	(3,869)	(2,243)	(2,564)
Balance at end of year	$9,522	$5,942	$4,808

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the moving average cost method, or net realizable value. We establish our reserve for inventory obsolescence based on inventory turns by class with particular emphasis on stock keeping units with the weakest sales over the expected sellable period, which is the previous 12 months for most products. The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

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
•geographic location; and
•superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2022	2021	2020
Balance at beginning of year	$15,196	$11,398	$9,036
Provision for inventory write-downs	11,989	7,781	6,181
Deduction for inventory write-offs	(5,977)	(3,983)	(3,819)
Balance at end of year	$21,208	$15,196	$11,398

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2022	2021	2020
$30,381	$28,287	$27,967

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

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our Accumulated other comprehensive income (loss) balance (in thousands):

	December 31,
	2022	2021
Foreign currency translation adjustments	$(19,608)	$(9,580)
Unrealized gains on interest rate swaps, net of tax	25,503	2,096
Accumulated other comprehensive income (loss)	$5,895	$(7,484)

Retained Earnings

We account for the retirement of treasury share repurchases as a decrease to our Retained earnings on our Consolidated Balance Sheets.  As of December 31, 2022, the retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.1 billion and cumulative dividends of $941.0 million.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash paid during the year for:
Interest	$39,759	$10,023	$8,257
Income taxes, net of refunds	314,714	83,953	81,792

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2021-01, Reference Rate Reform (Topic 848): Scope.

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848,

Provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include: contract modifications, hedging relationships, and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refined the scope of ASC 848 and clarified some of its guidance as it relates to recent rate reform activities. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the date to December 31, 2024.
		The provisions of this update are available until December 31, 2024.	In 2022, we adopted the hedge accounting expedient related to the probability of forecasted transactions to assert probability of the hedged interest regardless of any expected modification related to reference rate reform. We may apply other elections as applicable. We do not expect that there will be a material impact to the financial statements as a result of adopting this ASU.

Note 2 - Acquisitions

2022 Acquisitions

In April 2022, we acquired the distribution assets of Tri-State Pool Distributors, a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in West Virginia.

2021 Acquisitions

We acquired Porpoise Pool & Patio, Inc. (“Porpoise”) on December 16, 2021 for $788.7 million, net of cash acquired. We recognized goodwill of $403.5 million, other intangible assets of $301.0 million and tangible assets of $84.2 million, which included $57.4 million of acquired land and buildings. For additional discussion of goodwill and other intangible assets, see Note 3. The acquisition was funded with borrowings on our Credit Facility.

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

We have completed our acquisition accounting for all acquisitions discussed above.

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2020	$281,556
Acquired goodwill (1)	422,126
Foreign currency translation and other adjustments	(1,929)
Goodwill (gross) at December 31, 2021	701,753

Accumulated impairment losses at December 31, 2020	(13,389)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2021	(13,389)

Goodwill (net) at December 31, 2021	$688,364

Goodwill (gross) at December 31, 2021	$701,753
Acquired goodwill	5,500
Foreign currency translation and other adjustments	(1,266)
Goodwill (gross) at December 31, 2022	705,987

Accumulated impairment losses at December 31, 2021	(13,389)
Goodwill impairment	(605)
Accumulated impairment losses at December 31, 2022	(13,994)

Goodwill (net) at December 31, 2022	$691,993
(1)Primarily includes the acquisition of Porpoise Pool & Patio, Inc.

On December 16, 2021, we acquired Porpoise Pool & Patio, Inc. (“Porpoise”) for $788.7 million, net of cash acquired. The purchase price of Porpoise was allocated to the underlying assets acquired and liabilities assumed based upon their fair values at the date of acquisition. Tangible assets acquired were $84.2 million, which included $57.4 million of acquired land and buildings. As a result of the acquisition, we recognized goodwill of $403.5 million. Other intangible assets of $301.0 million acquired as part of our acquisition of Porpoise included the following:

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

In October 2022, we performed our annual goodwill impairment test and recorded goodwill impairment of $0.6 million related to the closure of a Horizon reporting unit in that period. As of October 1, 2022, we had 249 reporting units with allocated goodwill balances.  Other than our Porpoise reporting unit with $403.5 million of goodwill, the most significant goodwill balance for a reporting unit was $12.1 million and the average goodwill balance per reporting unit was $1.2 million.

In October 2021, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level.

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

We record goodwill and intangibles impairment in Impairment of goodwill and other on our Consolidated Statements of Income.

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

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2022			2021
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pinch A Penny brand name	169,000	—	169,000	169,000	—	169,000	Indefinite
National Pool Tile (NPT) tradename	1,500	(1,112)	388	1,500	(1,037)	463	20
Non-compete agreements	6,022	(2,533)	3,489	8,096	(3,891)	4,205	4.58
Customer relationships	109,000	(5,677)	103,323	109,000	(214)	108,786	20
Franchise agreements	22,000	(1,150)	20,850	22,000	(40)	21,960	20
Total other intangibles	$315,922	$(10,472)	$305,450	$317,996	$(5,182)	$312,814

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

Other intangible amortization expense was $7.8 million in 2022, $1.3 million in 2021 and $1.0 million in 2020.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2023	$7,908
2024	7,602
2025	7,441
2026	7,013
2027	6,660

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2022	2021
Receivables, net:
Trade accounts	$32,793	$27,724
Vendor programs	101,554	129,072
Other, net	3,422	4,405
Total receivables	137,769	161,201
Less: Allowance for doubtful accounts	(9,522)	(5,942)
Receivables, net	$128,247	$155,259

Prepaid expenses and other current assets:
Prepaid expenses	$24,394	$21,889
Other current assets	6,498	7,204
Prepaid expenses and other current assets	$30,892	$29,093

Property and equipment, net:
Land	$19,865	$19,863
Buildings	55,911	54,503
Leasehold improvements	70,945	62,684
Autos and trucks	112,091	102,330
Machinery and equipment	93,491	82,897
Computer equipment	32,380	32,200
Furniture and fixtures	9,670	9,598
Fixed assets in progress	10,869	6,176
Total property and equipment	405,222	370,251
Less: Accumulated depreciation	(211,513)	(191,243)
Property and equipment, net	$193,709	$179,008

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$22,318	$25,882
Performance-based compensation	70,609	76,255
Taxes payable	16,479	106,894
Other current liabilities	59,115	55,846
Accrued expenses and other current liabilities	$168,521	$264,877

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2022	2021
Variable rate debt
Short-term borrowings	$—	$953
Current portion of long-term debt:
Australian credit facility	12,542	10,819
Current portion of term loans under credit facility	12,500	—
Short-term borrowings and current portion of long-term debt	25,042	11,772

Long-term portion:
Revolving credit facility	519,711	572,926
Term loans under credit facility	487,500	250,000
Term facility	157,250	166,500
Receivables securitization facility	199,500	185,000
Less: financing costs, net	2,200	2,848
Long-term debt, net	1,361,761	1,171,578
Total debt	$1,386,803	$1,183,350

Credit Facility

On December 30, 2021, we entered into the First Amendment to the Second Amended and Restated Credit Agreement Credit Agreement, which increased the total borrowing capacity of our Credit Facility to $1.25 billion from $1.0 billion through the addition of an incremental delayed-draw term loan facility of $250.0 million. On January 4, 2022, we drew the $250.0 million incremental term loan and used the net proceeds to reduce our revolving borrowings under the Credit Facility.

Previously, on September 27, 2021, we entered into the Second Amended and Restated Credit Agreement (the “Credit Agreement”) among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent (the “Agent”), and certain other lenders party thereto. The Credit Agreement amended and restated the predecessor senior credit facility (as amended, the “Credit Facility”) principally by increasing the total borrowing capacity from $750.0 million to $1.0 billion through the addition of a delayed-draw term loan facility of $250.0 million. We drew the entire $250.0 million delayed-draw term loan on December 15, 2021 and used the proceeds to fund our acquisition of Porpoise Pool & Patio, Inc. The Credit Facility matures on September 25, 2026.

Term loans under the credit facility require quarterly amortization payments beginning in September 2023 aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on September 25, 2026. All other terms of any such term loans would be substantially similar to those governing revolving credit loans under the Credit Agreement. At December 31, 2022, the $500.0 million of term loans available under the Credit Facility were fully drawn. The Credit Agreement continues to include a $750.0 million revolving credit facility and sublimits for the issuance of swingline loans and standby letters of credit.

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

At December 31, 2022, there was $1.0 billion outstanding, a $4.8 million standby letter of credit outstanding and $225.5 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2022 was approximately 4.4%, excluding commitment fees.

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

Under the Term Facility, we are required to make quarterly amortization payments in installments of 1.250% of the Term Facility on the last business day of each quarter. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. The total of the quarterly payments will be equal to 33.75% of the Term Facility with the final principal repayment, equal to 66.25% of the Term Facility, due on the maturity date.

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

At December 31, 2022, the Term Facility had an outstanding balance of $157.3 million at a weighted average effective interest rate of 5.5%.

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

Receivables Securitization Facility

On November 1, 2022, we and certain of our subsidiaries entered into an agreement (the “Amended Receivables Purchase Agreement”) amending our two-year receivable securitization facility. As amended, the Receivables Facility has a maximum facility limit of $350.0 million in the months of April through August and a funding capacity that ranges from $210.0 million to $340.0 million during the remaining months of the year. The amendment also updated the benchmark rate from the London Interbank Offered Rate Market Index Rate to the Term Secured Overnight Financing Rate Index Rate (“TSIR”) and extended the maturity date to November 1, 2024. Amounts outstanding under the Receivables Facility bear interest at TSIR plus an applicable margin of 0.75%. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

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

At December 31, 2022, there was $199.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.2%, excluding commitment fees.

We also pay an unused fee on the excess of the facility limit over the average daily capital outstanding. The unused fee is 0.25% if utilization is less than 50% or 0.35% otherwise. We pay this fee monthly in arrears.

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

Maturities of Long-Term Debt

The table below presents maturities of long-term debt, excluding unamortized deferred financing costs, for the next five years (in thousands):

2023	$34,292
2024	233,750
2025	46,750
2026	1,074,211
2027	—

Interest Rate Swaps

Our interest rate swaps in effect during the year were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts were recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

Two of our interest rate swap contracts terminated on September 29, 2022. The following table provides additional details related to these former swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	May 7, 2019	November 20, 2020	September 29, 2022	$75.0	2.0925%
Interest rate swap 2	July 25, 2019	November 20, 2020	September 29, 2022	$75.0	1.5500%

We currently have two interest rate swap contracts in place. The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 3	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Interest rate swap 4	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%

We have entered into an additional forward-starting interest rate swap contract to extend the hedged period for future interest payments on a portion of our variable rate borrowings. The following table provides details related to our forward-starting interest rate swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap 1	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.8130%

The net difference between interest paid and interest received related to our swap agreements resulted in an interest benefit of $0.8 million in 2022, and incremental expense of $4.3 million in 2021 and $0.9 million in 2020.

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

As of December 31, 2022, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2022	2021
Deferred financing costs:
Balance at beginning of year	$4,042	$5,130
Financing costs deferred	170	2,638
Write-off of fully amortized deferred financing costs	—	(3,726)
Balance at end of year	4,212	4,042
Less: Accumulated amortization	(2,012)	(1,194)
Deferred financing costs, net of accumulated amortization	$2,200	$2,848

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2022, we had 4,015,569 shares available for future issuance including 902,962 shares that may be issued as restricted stock.

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

Restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. For each of the performance-based grants from 2016 through 2020, we achieved the performance condition in the initial three-year performance period. For the performance-based grants in 2021 and 2022, we have concluded that the performance condition is probable to be attained in the initial three-year performance period.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2022:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2021	651,617	$123.98
Granted	75,202	371.80
Less: Exercised	71,737	87.09
Forfeited	12,157	260.53
Balance at December 31, 2022	642,925	$154.57	4.66	$101,227,921

Exercisable at December 31, 2022	391,430	$87.02	2.84	$84,298,268

The following table presents information about stock options outstanding and exercisable at December 31, 2022:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$ 45.61 to $ 80.78	273,850	2.01	$67.80	273,850	$67.80
$ 80.79 to $ 220.01	254,801	5.58	157.12	116,778	130.45
$ 220.02 to $ 515.41	114,274	8.99	356.84	802	328.39
	642,925	4.66	$154.57	391,430	$87.02

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2022	2021	2020
Options exercised	71,737	274,253	482,361
Cash proceeds	$6,247	$14,435	$17,657
Intrinsic value of options exercised	$21,976	$118,305	$116,794
Tax benefits realized	$5,494	$29,576	$29,199

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2022		2021		2020
Expected volatility	28.9%		27.0%		20.7%
Expected term	7.1	years	6.9	years	6.8	years
Risk-free interest rate	2.92%		1.00%		1.22%
Expected dividend yield	1.15%		1.15%		1.30%
Grant date fair value	$116.56		$83.05		$42.52

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

For purposes of recognizing share-based compensation expense, we ratably expense the estimated fair value of employee stock options over the options’ requisite service period. The requisite service period for our share-based awards is either the vesting period, or if shorter, the period from the grant date to the date the employee becomes eligible to retire under our share-based award agreements. We recognize compensation cost for awards with graded vesting using the graded vesting recognition method. We estimate a forfeiture rate to calculate our share-based compensation expense for our share-based awards based on an analysis of actual forfeitures. We continue to evaluate the appropriateness of the forfeiture rate based on actual forfeiture experience, analysis of employee turnover and other factors.

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2022	2021	2020
Option grants share-based compensation expense	$3,413	$2,846	$2,842
Option grants share-based compensation tax benefits	853	712	710

At December 31, 2022, the unamortized compensation expense related to stock option awards totaled $8.7 million.  We anticipate recognizing this expense over a weighted average period of 3.3 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2022:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2021	260,738	$190.26
Granted (at market price) (1)	53,926	393.64
Less: Vested	78,931	137.60
Forfeited	23,016	273.55
Balance unvested at December 31, 2022	212,717	$256.97

(1)The majority of these shares contain performance-based vesting conditions.

At December 31, 2022, the unamortized compensation expense related to the restricted stock awards totaled $21.9 million.  We anticipate recognizing this expense over a weighted average period of 2.8 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2022	2021	2020
Restricted stock awards - shares vested	78,931	69,069	77,294
Fair value of restricted stock awards vested	$37,258	$24,005	$16,813

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2022	2021	2020
Restricted stock awards share-based compensation expense	$11,024	$11,543	$10,965

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each of the last three years, our employees purchased the following aggregate number of shares:

2022	2021	2020
7,658	8,649	10,929

The grant date fair value for the most recent ESPP purchase period ended July 31, 2022 was $53.65 per share.  Share-based compensation expense related to our ESPP was $0.5 million in 2022, $0.8 million in 2021 and $0.7 million in 2020.

Note 7 - Income Taxes
Income before income taxes and equity in earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$919,461	$752,957	$428,857
Foreign	65,411	71,188	22,817
Total	$984,872	$824,145	$451,674

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
Federal	$164,135	$124,379	$67,093
State and other	57,459	44,783	20,680
Total current provision for income taxes	221,594	169,162	87,773

Deferred:
Federal	13,592	2,970	(1,298)
State and other	1,577	1,680	(1,244)
Total deferred provision for income taxes	15,169	4,650	(2,542)
Provision for income taxes	$236,763	$173,812	$85,231

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity in earnings is as follows:

	Year Ended December 31,
	2022	2021	2020
Federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	(0.02)	(0.11)	(0.22)
Stock-based compensation	(1.09)	(3.67)	(6.34)
Other, primarily state income tax rate	4.15	3.87	4.43
Total effective tax rate	24.04%	21.09%	18.87%

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $10.8 million to our income tax provision in 2022, $30.0 million in 2021 and $28.6 million in 2020.

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Product inventories	$10,932	$8,597
Accrued expenses	2,028	3,105
Leases	65,852	59,457
Share-based compensation	8,636	8,981
Uncertain tax positions	3,253	2,792
Net operating losses	987	2,524
Other	4,139	3,839
Total non-current	95,827	89,295
Less: Valuation allowance	(815)	(2,086)
Component reclassified for net presentation	(94,034)	(86,113)
Total non-current, net	978	1,096

Total deferred tax assets	978	1,096

Deferred tax liabilities:
Trade discounts on purchases	3,995	2,566
Prepaid expenses	4,903	4,226
Leases	64,549	58,146
Intangible assets, primarily goodwill	48,836	36,936
Depreciation	21,998	19,369
Interest rate swaps	8,512	710
Total non-current	152,793	121,953
Component reclassified for net presentation	(94,034)	(86,113)
Total non-current, net	58,759	35,840

Total deferred tax liabilities	58,759	35,840

Net deferred tax liability	$57,781	$34,744

At December 31, 2022, certain of our international subsidiaries had tax loss carryforwards totaling approximately $3.5 million, which expire in various years after 2023.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $1.0 million as of December 31, 2022 and $2.5 million as of December 31, 2021.  We have recorded a corresponding valuation allowance of $0.7 million and $1.8 million in the respective years.

As of December 31, 2022, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform enacted in December 2017. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2022	2021	2020
Balance at beginning of year	$13,297	$15,553	$13,582
Increases for tax positions taken during a prior period	275	—	1,363
Increases for tax positions taken during the current period	5,264	3,518	2,721
Decreases resulting from the expiration of the statute of limitations	3,347	3,185	2,113
Decreases relating to settlements	—	2,589	—
Balance at end of year	$15,489	$13,297	$15,553

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $12.2 million at December 31, 2022 and $10.5 million at December 31, 2021.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest income of $0.1 million in 2022 and $0.6 million in 2021 and interest expense of $1.0 million in 2020.  Accrued interest related to unrecognized tax benefits was approximately $1.6 million at December 31, 2022 and $1.6 million at December 31, 2021.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2019.

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was signed into law. Among other items, the IRA implemented a CAMT of 15 percent on book income of certain large corporations, a one percent excise tax on net stock repurchases and several tax incentives to promote clean energy. Both the CAMT and the excise tax provisions of the IRA are effective for tax years beginning after December 31, 2022. Based on our historical activity, we do not expect the excise tax and other provisions of the IRA to materially impact our results of operations, financial position, statement of cash flows.

Note 8 - Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 221,000 for the year ended December 31, 2022 and 268,000 for the year ended December 31, 2021.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2022	2021	2020
Net income	$748,462	$650,624	$366,738
Amounts allocated to participating securities	(4,151)	(4,321)	—
Net income attributable to common stockholders	$744,311	$646,303	$366,738

Weighted average common shares outstanding:
Basic	39,409	39,876	40,106
Effect of dilutive securities:
Stock options and employee stock purchase plan	397	604	759
Diluted	39,806	40,480	40,865

Earnings per share attributable to common stockholders:
Basic	$18.89	$16.21	$9.14
Diluted	$18.70	$15.97	$8.97

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	34	1	—
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Commitments

We lease facilities for our corporate and administrative offices, sales centers and centralized shipping locations under operating leases that expire in various years through 2036. Most of our leases contain five-year terms with renewal options that allow us to extend the lease term beyond the initial period, subject to terms agreed upon at lease inception. Based on our leasing practices and contract negotiations, we determined that we are not reasonably certain to exercise the renewal options and, as such, we have not included optional renewal periods in our measurement of operating lease assets, liabilities and expected lease terms. We exclude short-term leases from our Consolidated Balance Sheets and combine lease and non-lease components.

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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2022	2021	2020
Operating lease cost (1)	Selling and administrative expenses	$81,750	$71,255	$63,141
Variable lease cost	Selling and administrative expenses	$22,326	$18,755	$16,700
(1)Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2022, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2023	$76,764
2024	65,285
2025	55,142
2026	42,504
2027	27,448
Thereafter	32,444
Total lease payments	299,587
Less: interest	25,565
Present value of lease liabilities	$274,022

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

	December 31,
Lease Term and Discount Rate for Operating Leases	2022	2021	2020
Weighted-average remaining lease term (years)	5.08	5.27	5.10
Weighted-average discount rate	3.05%	2.57%	2.99%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities (in thousands):

	Year Ended
	December 31,
	2022	2021	2020
Operating cash flows for lease liabilities	$75,281	$67,197	$60,723

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

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2022	2021	2020
NCC	$1,222	$1,222	$1,222

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

The table below sets forth our contributions for the past three years (in thousands):

	2022	2021	2020
Defined contribution and international retirement plans	$10,230	$9,308	$8,259
Deferred compensation plan	283	239	160

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2022				2021
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,412,650	$2,055,818	$1,615,339	$1,095,920	$1,060,745	$1,787,833	$1,411,448	$1,035,557
Gross profit	447,189	666,804	503,687	315,731	301,131	551,685	441,899	322,376
Net income	179,261	307,283	190,055	71,863	98,655	259,695	184,665	107,609
Earnings per share:
Basic	$4.46	$7.71	$4.82	$1.84	$2.45	$6.47	$4.60	$2.68
Diluted	$4.41	$7.63	$4.78	$1.82	$2.42	$6.37	$4.54	$2.65

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2022, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2022, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2022, Pool Corporation’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Pool Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”) and our report dated February 24, 2023 expressed an unqualified opinion thereon.
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
February 24, 2023

Item 9B.  Other Information

Not applicable.

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

Incorporated by reference to Pool Corporation’s 2023 Proxy Statement to be filed with the SEC.

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

Item 11.  Executive Compensation

Incorporated by reference to Pool Corporation’s 2023 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Incorporated by reference to Pool Corporation’s 2023 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

Incorporated by reference to Pool Corporation’s 2023 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

Incorporated by reference to Pool Corporation’s 2023 Proxy Statement to be filed with the SEC.

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

Item 16.  Form 10-K Summary

None.

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated By-laws of the Company.		8-K	000-26640	02/08/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.		10-K	000-26640	02/27/2020
10.1	*	Pool Corporation Amended and Restated Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/25/2022
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/25/2022
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Employment Agreement.		10-K	000-26640	03/18/2003
10.8	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.9	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.10	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.11		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.12	*	Pool Corporation Executive Officer Annual Incentive Plan.		10-K	000-26640	02/27/2019
10.13	*	Pool Corporation Strategic Plan Incentive Program.		10-K	000-26640	02/25/2022
10.14
Second Amended and Restated Credit Agreement dated as of September 27, 2021, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.
				8-K	000-26640	9/29/2021
10.15		as amended by First Amendment to Second Amended and Restated Credit Agreement		10-K	000-26640	02/25/2022
10.16
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
			8-K	000-26640	10/17/2013
10.18	as amended by Second Amendment to the Receivables Purchase Agreement dated as of June 25, 2014.		10-Q	000-26640	07/30/2014
10.19	as amended by Third Amendment to the Receivables Purchase Agreement dated as of October 24, 2014.		8-K	000-26640	10/28/2014
10.20	as amended by Fourth Amendment to the Receivables Purchase Agreement dated as of October 1, 2015.		8-K	000-26640	10/20/2015
10.21	as amended by Fifth Amendment to the Receivables Purchase Agreement dated as of October 15, 2015.		8-K	000-26640	10/20/2015
10.22	as amended by Sixth Amendment to the Receivables Purchase Agreement dated as of October 28, 2016.		8-K	000-26640	10/31/2016
10.23	as amended by Seventh Amendment to the Receivables Purchase Agreement dated as of August 31, 2017.		8-K	000-26640	09/01/2017
10.24	as amended by Eighth Amendment to the Receivables Purchase Agreement dated as of November 28, 2017.		8-K	000-26640	11/29/2017
10.25	as amended by Ninth Amendment to the Receivables Purchase Agreement dated as of October 31. 2018.		8-K	000-26640	11/02/2018
10.26	as amended by Tenth Amendment to the Receivables Purchase Agreement dated as of November 1, 2019.		8-K	000-26640	11/04/2019
10.27
Omnibus Amendment No. 1, dated November 1, 2021, among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, Pool Corporation as the Performance Guarantor, the Purchasers from time to time party thereto and Wells Fargo Bank, National Association, as Administrative Agent.
			8-K	000-26640	11/04/2021
10.28	as amended by Twelfth Amendment to the Receivables Purchase Agreement dated as of November 1, 2022.		8-K	000-26640	11/04/2022
10.29	Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
10.30	Credit Agreement, dated as of December 30, 2019, among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and Bank of America, N.A., as the Lender.		8-K	000-26640	01/02/2020
10.31	First Amendment to Credit Agreement, dated October 12, 2021 by and among Pool Corporation as Borrower, the Guarantors and Bank of America, N.A as Lender.		10-Q	000-26640	10/28/2021
21.1	Subsidiaries of the registrant.	X
23.1	Consent of Ernst & Young LLP.	X
31.1	Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

*    Indicates a management contract or compensatory plan or arrangement

+    Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020;
2.Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, December 31, 2021 and December 31, 2020;
3.Consolidated Balance Sheets at December 31, 2022 and December 31, 2021;
4.Consolidated Statements of Cash Flows for the years ended December 31, 2022, December 31, 2021 and December 31, 2020;
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2022, December 31, 2021 and December 31, 2020; and
6.Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 24, 2023.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 24, 2023.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chairman of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President, Chief Executive Officer and Director (principal executive officer)

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Vice President and Chief Financial Officer (principal financial officer and principal accounting officer)

/s/ MARTHA S. GERVASI
Martha S. Gervasi	Director

/s/ TIMOTHY M. GRAVEN
Timothy M. Graven	Director

/s/ JAMES D. HOPE
James D. Hope	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ CARLOS A. SABATER
Carlos A. Sabater	Director

/s/ HARLAN F. SEYMOUR
Harlan F. Seymour	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director