Form 10-Q
period 2023-03-31
POOL CORP
filed 2023-04-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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

As of April 24, 2023, there were 39,038,250 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2023

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2023	2022
Net sales	$1,206,774	$1,412,650
Cost of sales	837,019	965,461
Gross profit	369,755	447,189
Selling and administrative expenses	223,984	211,466
Operating income	145,771	235,723
Interest and other non-operating expenses, net	15,835	5,198
Income before income taxes and equity in earnings	129,936	230,525
Provision for income taxes	28,273	51,322
Equity in earnings of unconsolidated investments, net	36	58
Net income	$101,699	$179,261

Earnings per share attributable to common stockholders:
Basic	$2.60	$4.46
Diluted	$2.58	$4.41
Weighted average common shares outstanding:
Basic	38,877	39,932
Diluted	39,189	40,392

Cash dividends declared per common share	$1.00	$0.80

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Net income	$101,699	$179,261
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	2,469	(214)
Unrealized (loss) gain on interest rate swaps, net of the change in taxes of $1,269 and $(3,866)	(3,809)	11,598
Total other comprehensive (loss) income	(1,340)	11,384
Comprehensive income	$100,359	$190,645

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2023	2022	2022
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$26,470	$35,365	$45,591
Receivables, net	163,048	195,951	128,247
Receivables pledged under receivables facility	401,123	483,976	223,201
Product inventories, net	1,686,683	1,641,155	1,591,060
Prepaid expenses and other current assets	27,875	42,310	30,892
Total current assets	2,305,199	2,398,757	2,018,991

Property and equipment, net	200,997	180,504	193,709
Goodwill	693,242	688,350	691,993
Other intangible assets, net	303,753	310,848	305,450
Equity interest investments	1,206	1,184	1,248
Operating lease assets	274,428	260,285	269,608
Other assets	84,004	42,213	84,438
Total assets	$3,862,829	$3,882,141	$3,565,437

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$739,749	$685,946	$406,667
Accrued expenses and other current liabilities	126,093	179,552	168,521
Short-term borrowings and current portion of long-term debt	33,080	21,265	25,042
Current operating lease liabilities	78,498	71,685	75,484
Total current liabilities	977,420	958,448	675,714

Deferred income taxes	57,868	40,944	58,759
Long-term debt, net	1,332,670	1,483,808	1,361,761
Other long-term liabilities	37,623	32,940	35,471
Non-current operating lease liabilities	200,498	191,723	198,538
Total liabilities	2,606,079	2,707,863	2,330,243

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,032,631, 40,110,126 and 39,069,419 shares issued and outstanding at March 31, 2023, March 31, 2022 and December 31, 2022, respectively	39	40	39
Additional paid-in capital	586,595	558,755	575,776
Retained earnings	665,561	611,583	653,484
Accumulated other comprehensive income	4,555	3,900	5,895
Total stockholders’ equity	1,256,750	1,174,278	1,235,194
Total liabilities and stockholders’ equity	$3,862,829	$3,882,141	$3,565,437

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2023	2022
Operating activities
Net income	$101,699	$179,261
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	7,632	7,663
Amortization	2,135	2,192
Share-based compensation	4,923	3,657
Equity in earnings of unconsolidated investments, net	(36)	(58)
Other	2,732	5,777
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(211,015)	(303,400)
Product inventories	(96,011)	(306,582)
Prepaid expenses and other assets	(5,786)	(23,330)
Accounts payable	332,800	287,449
Accrued expenses and other liabilities	(35,870)	(60,738)
Net cash provided by (used in) operating activities	103,203	(208,109)

Investing activities
Acquisition of businesses, net of cash acquired	(1,760)	—
Purchases of property and equipment, net of sale proceeds	(15,570)	(9,159)
Other investments, net	(230)	—
Net cash used in investing activities	(17,560)	(9,159)

Financing activities
Proceeds from revolving line of credit	256,079	564,288
Payments on revolving line of credit	(376,895)	(604,960)
Proceeds from term loan under credit facility	—	250,000
Proceeds from asset-backed financing	151,200	155,000
Payments on asset-backed financing	(51,100)	(50,000)
Payments on term facility	(2,313)	(2,313)
Proceeds from short-term borrowings and current portion of long-term debt	3,011	10,277
Payments on short-term borrowings and current portion of long-term debt	(1,223)	(784)
Payments of deferred and contingent acquisition consideration	(551)	(1,374)
Proceeds from stock issued under share-based compensation plans	5,896	3,135
Payments of cash dividends	(39,073)	(32,132)
Purchases of treasury stock	(50,549)	(62,420)
Net cash (used in) provided by financing activities	(105,518)	228,717
Effect of exchange rate changes on cash and cash equivalents	754	(405)
Change in cash and cash equivalents	(19,121)	11,044
Cash and cash equivalents at beginning of period	45,591	24,321
Cash and cash equivalents at end of period	$26,470	$35,365

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	101,699	—	101,699
Foreign currency translation	—	—	—	—	2,469	2,469
Interest rate swaps, net of the change in taxes of $1,269	—	—	—	—	(3,809)	(3,809)
Repurchases of common stock, net of retirements	(144)	—	—	(50,549)	—	(50,549)
Share-based compensation	—	—	4,923	—	—	4,923
Issuance of stock under share-based compensation plans	108	—	5,896	—	—	5,896
Declaration of cash dividends	—	—	—	(39,073)	—	(39,073)
Balance at March 31, 2023	39,033	$39	$586,595	$665,561	$4,555	$1,256,750

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	179,261	—	179,261
Foreign currency translation	—	—	—	—	(214)	(214)
Interest rate swaps, net of the change in taxes of $(3,866)	—	—	—	—	11,598	11,598
Repurchases of common stock, net of retirements	(138)	—	—	(62,420)	—	(62,420)
Share-based compensation	—	—	3,657	—	—	3,657
Issuance of stock under share-based compensation plans	55	—	3,135	—	—	3,135
Declaration of cash dividends	—	—	—	(32,132)	—	(32,132)
Balance at March 31, 2022	40,110	$40	$558,755	$611,583	$3,900	$1,174,278

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

A description of our significant accounting policies is included in our 2022 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2022 Annual Report on Form 10-K.  The results for our three-month period ended March 31, 2023, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2023.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $4.8 million in the first quarter of 2023 compared to $7.3 million in the first quarter of 2022.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of March 31, 2023, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.2 billion and cumulative dividends of $980.1 million.

Accumulated Other Comprehensive Income

The table below presents the components of our Accumulated other comprehensive income balance (in thousands):

	March 31,		December 31,
	2023	2022	2022
Foreign currency translation adjustments	$(17,139)	$(9,794)	$(19,608)
Unrealized gains on interest rate swaps, net of tax	21,694	13,694	25,503
Accumulated other comprehensive income	$4,555	$3,900	$5,895

Recent Accounting Pronouncements Pending Adoption
The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting

ASU 2021-01, Reference Rate Reform (Topic 848): Scope

ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848	ASU 2020-04, Reference Rate Reform (Topic 848), provides temporary optional guidance to ease the potential burden in accounting for reference rate reform. The guidance provides optional expedients and exceptions for applying generally accepted accounting principles to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. Entities may apply the provisions of the new standard as of the beginning of the reporting period when the election is made. In January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, which refined the scope of ASC 848 and clarified some of its guidance as it relates to recent rate reform activities. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which extended the date for using optional expedients and exceptions to December 31, 2024.	The provisions of these updates are available until December 31, 2024.	In 2022, we adopted the hedge accounting expedient related to the probability of forecasted transactions to assert probability of the hedged interest regardless of any expected modification related to reference rate reform. We may apply other elections as applicable. We do not expect that there will be a material impact to the financial statements as a result of adopting any of the optional expedient or exceptions from these ASUs.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 213,000 for the three months ended March 31, 2023 and 239,000 for the three months ended March 31, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31,
	2023	2022
Net income	$101,699	$179,261
Amounts allocated to participating securities	(548)	(1,051)
Net income attributable to common stockholders	$101,151	$178,210

Weighted average common shares outstanding:
Basic	38,877	39,932
Effect of dilutive securities:
Stock options and employee stock purchase plan	312	460
Diluted	39,189	40,392

Earnings per share attributable to common stockholders:
Basic	$2.60	$4.46
Diluted	$2.58	$4.41

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	64	1
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

In March 2023, we acquired the distribution assets of Pro-Water Irrigation & Landscape Supply, Inc., a wholesale distributor of irrigation and landscape supply products, adding two locations in Arizona.

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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at March 31,
	Input Level	Classification	2023	2022
Assets
Unrealized gains on interest rate swaps	Level 2	Other assets	$28,970	$18,817
Deferred compensation plan asset	Level 1	Other assets	14,014	18,338

Liabilities
Contingent consideration liabilities	Level 3	Accrued expenses and other current liabilities	$—	$600
Unrealized losses on interest rate swaps	Level 2	Accrued expenses and other current liabilities	—	514
Deferred compensation plan liability	Level 1	Other long-term liabilities	14,014	18,338
Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.

We use significant other observable market data or assumptions (Level 2 inputs) in determining the fair value of our interest rate swap contracts and forward-starting interest rate swap contract that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

We recognize any differences between the variable interest rate in effect and the fixed interest rates per our swap contracts as an adjustment to interest expense over the life of the swaps. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, we record the changes in the estimated fair value of our interest rate swap contracts to Accumulated other comprehensive income on the Consolidated Balance Sheets.

We currently have two swap contracts in place. These swap contracts were previously forward-starting and convert the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on a portion of our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive income on the Consolidated Balance Sheets.

The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3800%
Interest rate swap 2	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.7400%

For the interest rate swap contracts in effect at March 31, 2023, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three-month periods ended March 31, 2023 or March 31, 2022.

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued liabilities approximate fair value due to the short maturity of those instruments. The carrying value of our long-term debt approximates its fair value.  Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Generally, our assets are recorded at fair value on a nonrecurring basis as a result of impairment charges or business combinations. In the three months ended March 31, 2023 and March 31, 2022, we did not record any significant nonrecurring fair value measurements for assets or liabilities in periods subsequent to their initial recognition.

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2023	2022
Variable rate debt
Short-term borrowings	$3,011	$10,854
Current portion of long-term debt:
Australian credit facility	11,319	10,411
Current portion of term loans under credit facility	18,750	—
Short-term borrowings and current portion of long-term debt	$33,080	$21,265

Long-term portion:
Revolving credit facility	398,895	532,253
Term loan under credit facility	481,250	500,000
Term facility	154,938	164,188
Receivables securitization facility	299,600	290,000
Less: financing costs, net	2,013	2,633
Long-term debt, net	1,332,670	1,483,808
Total debt	$1,365,750	$1,505,073

Our accounts receivable securitization facility (the “Receivables Facility”) provides for the sale of certain of our receivables to a wholly-owned subsidiary (the “Securitization Subsidiary”). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2022 Annual Report on Form 10-K and with Management’s Discussion and Analysis in our 2022 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions; changes in the economic conditions, consumer discretionary spending, the housing market, inflation or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; the extent to which home-centric trends associated with the pandemic will moderate or reverse; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2022 Annual Report on Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

In the first quarter of 2023, differing weather conditions contributed to variability in our results across geographies. Our southern markets experienced more typical weather during the quarter and generated encouraging results. However, higher precipitation and cooler temperatures suppressed results in our western markets, hampering new pool construction activities and sales of maintenance-related products. These conditions continued into late March where we saw a considerable impact on our biggest sales month of the quarter.
Net sales decreased 15% in the first quarter of 2023 to $1.2 billion compared to $1.4 billion in the first quarter of 2022 following 33% net sales growth in the first quarter of 2022 and 57% growth in the first quarter of 2021. Weather conditions were generally favorable in our southern markets, where Texas and Florida, our two largest markets in the South, realized combined base business sales in line with 2022. In contrast, results were unfavorably impacted by unusually wet and cold weather in the western U.S., including California and Arizona, two of our largest markets, where base business sales were down a combined 21% from last year. We estimate that sales were also negatively impacted 2% from lower customer early buy activity in the first quarter of 2023 versus the first quarter of 2022 and 1% from continued softness in our European markets.
Gross profit decreased 17% to $369.8 million in the first quarter of 2023 from $447.2 million in the same period of 2022. Consistent with our expectations, gross margin decreased 110 basis points to 30.6% in the first quarter of 2023 compared to 31.7% in the first quarter of 2022.
Selling and administrative expenses (operating expenses) increased 6% to $224.0 million in the first quarter of 2023 compared to $211.5 million in the first quarter of 2022. Our largest expense growth drivers during the quarter related to higher rent and facility costs, the return of in-person customer-facing retail events and investments in customer-focused projects. As a percentage of net sales, operating expenses increased to 18.6% in the first quarter of 2023 compared to 15.0% in the same period of 2022.

Operating income in the first quarter of 2023 decreased 38% to $145.8 million from a tough comparison of $235.7 million in the same quarter last year but was 13% higher than operating income in the first quarter of 2021 of $129.0 million. Operating margin was 12.1% in the first quarter of 2023 compared to 16.7% in the first quarter of 2022.
Interest and other non-operating expenses, net for the first quarter of 2023 increased $10.6 million compared to the first quarter of 2022, primarily reflecting higher average interest rates between periods.
We recorded a $4.8 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2023, compared to a tax benefit of $7.3 million realized in the same period of 2022. This resulted in a $0.12 per diluted share tax benefit compared to an $0.18 per diluted share tax benefit realized in the same period of 2022.
Net income decreased 43% to $101.7 million in the first quarter of 2023 compared to $179.3 million in the first quarter of 2022. Earnings per diluted share decreased 41% to $2.58 in the first quarter of 2023 compared to $4.41 in the same period of 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 42% to $2.46 compared to $4.23 in the first quarter of 2022.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as this data is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of March 31, 2023, total net receivables, including pledged receivables, decreased 17% compared to March 31, 2022, driven by our sales trends. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.5 days at March 31, 2023 and 26.4 days at March 31, 2022. Our allowance for doubtful accounts balance was $9.0 million at March 31, 2023 and $6.0 million at March 31, 2022.

Net inventory levels increased 3% compared to levels at March 31, 2022, which compares to the 19% increase that we reported as of December 31, 2022 (compared to December 31, 2021). We are pleased with the progress in utilizing our strategic inventory buys and believe that we are appropriately stocked to ensure product availability during the swimming pool season and to support our new locations. Our inventory reserve was $24.5 million at March 31, 2023 and $19.8 million at March 31, 2022. Our inventory turns, as calculated on a trailing four quarters basis, were 2.5 times at March 31, 2023 and 3.1 times at March 31, 2022.

Total debt outstanding at March 31, 2023 was $1.4 billion compared to $1.5 billion at March 31, 2022 as we have used operating cash flows to make payments on our debt balances. We have utilized debt proceeds over the past twelve months primarily to fund share repurchases and investments in working capital.

Current Trends and Outlook

For a detailed discussion of trends through 2022, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Based on our results to-date and trends observed into the second quarter, we now expect sales for the full year of 2023 to be down in the mid-single digits compared to 2022 versus the flat to down 3% from our initial projections disclosed in our 2022 Annual Report on Form 10-K. Our 2022 Annual Report on Form 10-K outlines the details of our initial projections. Our overall expectations related to renovation and remodel activity, our Horizon business, and European business remain relatively unchanged. However, we now believe that it is possible that new pool construction could decline up to 30% based on less available buildable days and current permit trends. Maintenance revenue is also expected to see a 1% lower increase than previously expected, from the use of less consumables stemming from the unfavorable weather in the first quarter.

As previously disclosed in our 2022 Annual Report on Form 10-K, we project gross margin for the full year of 2023 to be in line with our long-term outlook of approximately 30.0% with higher gross margin in the first half of 2023 compared to the latter half of the year as we sell through inventory purchased prior to recent price increases.

We plan to leverage our existing infrastructure and manage discretionary spending to limit expense growth between plus or minus 2% compared to the full year of 2022.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2023 will approximate 25.3% to 25.5%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $4.8 million, or $0.12 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2023. We may recognize additional tax benefits related to stock option exercises in 2023 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized as of March 31, 2023.

We expect 2023 diluted EPS in the range of $14.62 to $16.12, including the impact of year-to-date tax benefits of $0.12. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board and to fund opportunistic share repurchases through the remainder of 2023.

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions, and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of March 31, 2023, we conducted operations through 427 sales centers in North America, Europe and Australia. For the three months ended March 31, 2023, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2023	2022
Net sales	100.0%	100.0%
Cost of sales	69.4	68.3
Gross profit	30.6	31.7
Selling and administrative expenses	18.6	15.0
Operating income	12.1	16.7
Interest and other non-operating expenses, net	1.3	0.4
Income before income taxes and equity in earnings	10.8%	16.3%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2023 and 2022 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022
The following table breaks out our consolidated results into the base business component and the excluded component (sales centers excluded from base business):

(Unaudited)	Base Business		Excluded		Total
(in thousands)	Three Months Ended		Three Months Ended		Three Months Ended
	March 31,		March 31,		March 31,
	2023	2022	2023	2022	2023	2022
Net sales	$1,130,353	$1,337,685	$76,421	$74,965	$1,206,774	$1,412,650

Gross profit	339,597	416,167	30,158	31,022	369,755	447,189
Gross margin	30.0%	31.1%	39.5%	41.4%	30.6%	31.7%

Operating expenses	204,922	195,909	19,062	15,557	223,984	211,466
Expenses as a % of net sales	18.1%	14.6%	24.9%	20.8%	18.6%	15.0%

Operating income	134,675	220,258	11,096	15,465	145,771	235,723
Operating margin	11.9%	16.5%	14.5%	20.6%	12.1%	16.7%
In our calculation of our base business results, we have excluded the following acquisitions for the periods identified:

Acquired	Acquisition Date	Net Sales Centers Acquired	Periods Excluded
Pro-Water Irrigation & Landscape Supply, Inc.	March 2023	2	March 2023
Tri-State Pool Distributors	April 2022	1	January - March 2023
Porpoise Pool & Patio, Inc.	December 2021	1	January - March 2023 and January - March 2022
Wingate Supply, Inc.	December 2021	1	January - February 2023 and January - February 2022
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

The table below summarizes the changes in our sales center count during the first three months of 2023:

December 31, 2022	420
Acquired locations	2
New locations	5
March 31, 2023	427

Net Sales

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Net sales	$1,206.8	$1,412.7	$(205.9)	(15)%

Net sales and base business net sales decreased 15% in the first quarter of 2023 compared to the first quarter of 2022 following 33% net sales growth in the first quarter of 2022 and 57% growth in the first quarter of 2021. In the first quarter of 2023, differing weather conditions contributed to variability in our results across geographies. Our southern markets experienced more typical weather during the quarter and generated encouraging results. However, higher precipitation and cooler temperatures suppressed results in our western markets, including California and Arizona, two of our largest markets, hampering new pool construction activities and sales of maintenance-related products.

We faced several challenges during the quarter, with unfavorable weather being the most significant. The following factors impacted our sales during the quarter and are listed in order of estimated magnitude.

•We estimate that unfavorable weather conditions in the first quarter negatively impacted sales by approximately 5%.
•Net sales benefited approximately 4% to 5% from inflationary product cost increases, which compares to a benefit of 10% to 12% in the first quarter of 2022.
•Sales were also negatively impacted 2% from lower customer early buy activity in the first quarter of 2023 versus the first quarter of 2022 and 1% from continued softness in our European markets.

Net sales in our North American seasonal markets, representing 38% of our total base business net sales in the first quarter of 2023, decreased 23% compared to the first quarter of 2022 as these markets are more sensitive to weather conditions, particularly in the shoulders of the season when unfavorable weather delays the openings of swimming pools. Comparatively, net sales in our year-round markets, representing 57% of our total base business net sales in the first quarter of 2023, decreased 9% compared to the first quarter of 2022 as differing weather conditions led to varied results across our four largest markets. Weather conditions were generally favorable in our southern markets, where Texas and Florida realized combined base business sales in line with 2022. In contrast, results were negatively impacted by unusually wet and cold weather in the western U.S., including California and Arizona, where base business sales were down a combined 21% from last year.

Related to our product sales, following a period of significant growth over the past three years, we observed a decline in volumes of discretionary products sold as new construction activities moderated and were further impacted by unfavorable weather conditions and macroeconomic impacts. This is evidenced by lower sales for product offerings such as equipment and building materials. In the first quarter of 2023, base business sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased 14% compared to the same period last year, and collectively represented approximately 30% of net sales for the period. Sales of building materials decreased 7% compared to the first quarter of 2022 and represented approximately 14% of net sales in the first quarter of 2023.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Base business sales to retail customers decreased 16% in the first quarter of 2023 compared to the first quarter of 2022 and represented approximately 10% of our net sales for the first quarter of 2023. Including the impact of our December 2021 acquisition of Porpoise Pool & Patio, sales to retail customers decreased 12% and represented approximately 14% of our net sales. Sales to commercial swimming pool customers increased 12% in the first quarter of 2023 compared to the first quarter of 2022 and represented approximately 5% of our net sales for the first quarter of 2023.

Net sales in Europe, representing 4% of our total net sales in the first quarter of 2023, declined 25% compared to the first quarter of 2022, impacted by continued macroeconomic uncertainty from the war in Ukraine and increased fuel prices.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Gross profit	$369.8	$447.2	$(77.4)	(17)%
Gross margin	30.6%	31.7%

Gross margin decreased 110 basis points to 30.6% in the first quarter of 2023 compared to the first quarter of 2022 when gross margin increased 330 basis points to 31.7% (over the same period in 2021). Our prior year gross margin benefited from higher levels of inflation and price increases, while gross margin in the first quarter of 2023 began to trend more in line with our longer-term annual gross margin outlook of 30.0%. Gross margin in the first quarter of 2023 also reflected continued benefits from sales of strategic lower cost inventory purchases ahead of recent vendor price increases.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2023	2022	Change
Selling and administrative expenses	$224.0	$211.5	$12.5	6%
Operating expenses as a % of net sales	18.6%	15.0%

Operating expenses increased 6% in the first quarter of 2023 compared to the first quarter of 2022. Our largest expense growth drivers during the quarter related to higher rent and facility costs, increased labor costs, the return of in-person customer-facing retail events and investments in customer-focused projects. These increases were partially offset by lower performance-based compensation expense.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2023 increased $10.6 million compared to the first quarter of 2022. Our weighted average effective interest rate increased to 4.8% in the first quarter of 2023 from 1.5% in the first quarter of 2022 on average outstanding debt of $1.3 billion in both periods.

Income Taxes

Our effective income tax rate was 21.8% for the three months ended March 31, 2023 compared to 22.3% for the three months ended March 31, 2022. We recorded a $4.8 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2023 compared to a tax benefit of $7.3 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.5% for the first quarter of 2023 and 25.4% for the first quarter of 2022.
Net Income and Earnings Per Share

Net income decreased 43% to $101.7 million in the first quarter of 2023 compared to $179.3 million in the first quarter of 2022. Earnings per diluted share decreased 41% to $2.58 in the first quarter of 2023 compared to $4.41 in the same period of 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 42% to $2.46 in the first quarter of 2023 compared to $4.23 in the first quarter of 2022. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

The non-GAAP measures described below should be considered in the context of all of our other disclosures in this Form 10-Q.

Adjusted Diluted EPS

We have included adjusted diluted EPS, a non-GAAP financial measure, as a supplemental disclosure, because we believe this measure is useful to management, investors and others in assessing our period-to-period operating performance.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended
	March 31,
	2023	2022
Diluted EPS	$2.58	$4.41
ASU 2016-09 tax benefit	(0.12)	(0.18)
Adjusted diluted EPS	$2.46	$4.23

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

The following table presents certain unaudited quarterly data for the first quarter of 2023, the four quarters of 2022 and the fourth, third and second quarters of 2021.  We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends for a variety of reasons, including the seasonal nature of our business and the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2023	2022				2021
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$1,206,774	$1,095,920	$1,615,339	$2,055,818	$1,412,650	$1,035,557	$1,411,448	$1,787,833
Gross profit	369,755	315,731	503,687	666,804	447,189	322,376	441,899	551,685
Operating income	145,771	107,295	263,877	418,888	235,723	127,891	237,276	338,586
Net income	101,699	71,863	190,055	307,283	179,261	107,609	184,665	259,695

Balance Sheet Data
Total receivables, net	$564,171	$351,448	$549,796	$756,585	$679,927	$376,571	$476,150	$585,566
Product inventories, net	1,686,683	1,591,060	1,539,572	1,579,101	1,641,155	1,339,100	1,043,407	894,654
Accounts payable	739,749	406,667	442,226	604,225	685,946	398,697	414,156	439,453
Total debt	1,365,750	1,386,803	1,512,545	1,595,398	1,505,073	1,183,350	362,819	423,116

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2023 and 2022 Results

Weather conditions varied across the contiguous United States throughout the first quarter of 2023. Conditions were generally favorable in our southern markets, where sales benefited from warmer weather and below-average precipitation. In contrast, results were unfavorably impacted by unusually wet and cold weather in the western U.S., particularly in California and Arizona, which are two of our largest markets. Comparatively, in the first quarter of 2022, overall weather conditions were generally favorable, and sales benefited from above-average temperatures along much of the west and the east coast, although Texas experienced cooler-than-normal temperatures.

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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2022 Annual Report on Form 10-K.  We have not changed any of these policies from those previously disclosed in that report.

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

We focus our capital expenditure plans principally on the needs of our sales centers, and in recent years have increased our spending on information technology. Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 0.7% of net sales in 2022 and 2021 and 0.6% of net sales in 2020. Since 2020, our capital expenditures as a percentage of net sales were lower than our historical average primarily due to our significant sales growth. Based on management’s current plans, we project capital expenditures in 2023 will approximate 1.0% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2023	2022
Operating activities	$103,203	$(208,109)
Investing activities	(17,560)	(9,159)
Financing activities	(105,518)	228,717
Net cash provided by operations improved to $103.2 million for the first three months of 2023 from net cash used in operations of $208.1 million for the first three months of 2022, primarily driven by positive changes in working capital, particularly as we sell through our prior year strategic inventory purchases, partially offset by lower net income.

Net cash used in investing activities for the first three months of 2023 increased compared to the first three months of 2022, primarily due to a $6.4 million increase in capital expenditures and $1.8 million of cash used for the acquisition of a business in the first quarter of 2023.
Net cash used in financing activities was $105.5 million for the first three months of 2023 compared to net cash provided by financing activities of $228.7 million for the first three months of 2022, primarily reflecting $21.2 million of net debt payments in the first three months of 2023 versus $321.5 million of net debt proceeds in the first three months of 2022 and an increase in dividends paid of $6.9 million, partially offset by an $11.9 million decrease in share repurchases between periods.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our "Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2022 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Credit Facility

Our Credit Facility provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one month London Interbank Offered Rate (LIBOR), plus an applicable margin. The term loan requires quarterly amortization payments beginning in September 2023 aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At March 31, 2023, there was $398.9 million of revolving borrowings outstanding, a $500.0 million term loan, a $4.8 million standby letter of credit outstanding and $346.3 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of March 31, 2023 was approximately 4.6%, excluding commitment fees.

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

At March 31, 2023, there was $154.9 million outstanding under the Term Facility with a weighted average effective interest rate of 6.0%.

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

At March 31, 2023, there was $299.6 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.7%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2023, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of March 31, 2023, our average total leverage ratio equaled 1.48 (compared to 1.37 as of December 31, 2022) and the TTM average total indebtedness amount used in this calculation was $1.5 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2023, our fixed charge ratio equaled 7.96 (compared to 9.57 as of December 31, 2022) and TTM Rental Expense was $83.2 million.

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
As of March 31, 2023, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of March 31, 2023, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2022 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of April 24, 2023, $186.4 million of the current Board-authorized amount under our share repurchase program remained available.  We expect to repurchase shares on the open market from time to time depending on market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the three months ended March 31, 2023 from what we reported in our 2022 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2022 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the three months ended March 31, 2023 from what we reported in our 2022 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2022 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2023, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of March 31, 2023, our disclosure controls and procedures were effective.
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

Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2023	—	$—	—	$230,242,715
February 1-28, 2023	34,851	$356.99	16,792	$224,242,921
March 1-31, 2023	109,154	$350.18	108,134	$186,382,518
Total	144,005	$351.83	124,926
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 19,079 shares surrendered for this purpose in the first quarter of 2023.
(2)In May 2022, our Board authorized an additional $196.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of April 24, 2023, $186.4 million of the authorized amount remained available under our current share repurchase program.
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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three months ended March 31, 2023 and March 31, 2022;
2.Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and March 31, 2022;
3.Consolidated Balance Sheets at March 31, 2023, December 31, 2022 and March 31, 2022;
4.Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and March 31, 2022;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2023 and March 31, 2022; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 27, 2023.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant