Form 10-Q
period 2023-06-30
POOL CORP
filed 2023-07-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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

As of July 24, 2023, there were 39,051,971 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2023

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	$1,857,363	$2,055,818	$3,064,138	$3,468,468
Cost of sales	1,289,580	1,389,014	2,126,599	2,354,474
Gross profit	567,783	666,804	937,539	1,113,994
Selling and administrative expenses	240,774	247,916	464,758	459,382
Operating income	327,009	418,888	472,781	654,612
Interest and other non-operating expenses, net	16,892	8,523	32,728	13,722
Income before income taxes and equity in earnings	310,117	410,365	440,053	640,890
Provision for income taxes	77,987	103,160	106,260	154,482
Equity in earnings of unconsolidated investments, net	120	78	156	136
Net income	$232,250	$307,283	$333,949	$486,544

Earnings per share attributable to common stockholders:
Basic	$5.95	$7.71	$8.55	$12.16
Diluted	$5.91	$7.63	$8.48	$12.03
Weighted average common shares outstanding:
Basic	38,837	39,660	38,857	39,795
Diluted	39,115	40,064	39,155	40,231

Cash dividends declared per common share	$1.10	$1.00	$2.10	$1.80

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$232,250	$307,283	$333,949	$486,544
Other comprehensive income (loss):
Foreign currency translation gain (loss)	2,801	(7,125)	5,271	(7,339)
Unrealized gains (losses) on interest rate swaps, net of the change in taxes of $(1,166), $(1,631), $104, and $(5,497)	3,497	4,893	(313)	16,491
Total other comprehensive income (loss)	6,298	(2,232)	4,958	9,152
Comprehensive income	$238,548	$305,051	$338,907	$495,696

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2023	2022	2022
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$53,225	$91,481	$45,591
Receivables, net	203,459	239,639	128,247
Receivables pledged under receivables facility	427,491	516,946	223,201
Product inventories, net	1,392,886	1,579,101	1,591,060
Prepaid expenses and other current assets	19,994	43,317	30,892
Total current assets	2,097,055	2,470,484	2,018,991

Property and equipment, net	209,541	183,480	193,709
Goodwill	699,918	692,972	691,993
Other intangible assets, net	302,444	309,375	305,450
Equity interest investments	1,278	1,179	1,248
Operating lease assets	279,468	259,571	269,608
Other assets	90,875	45,044	84,438
Total assets	$3,680,579	$3,962,105	$3,565,437

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$485,100	$604,225	$406,667
Accrued expenses and other current liabilities	170,658	195,529	168,521
Short-term borrowings and current portion of long-term debt	36,219	19,731	25,042
Current operating lease liabilities	79,763	71,550	75,484
Total current liabilities	771,740	891,035	675,714

Deferred income taxes	58,151	42,380	58,759
Long-term debt, net	1,148,367	1,575,667	1,361,761
Other long-term liabilities	39,236	32,109	35,471
Non-current operating lease liabilities	204,553	191,856	198,538
Total liabilities	2,222,047	2,733,047	2,330,243

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 39,048,604, 39,588,231 and 39,069,419 shares issued and outstanding at June 30, 2023, June 30, 2022 and December 31, 2022, respectively	39	40	39
Additional paid-in capital	593,081	564,641	575,776
Retained earnings	854,559	662,709	653,484
Accumulated other comprehensive income	10,853	1,668	5,895
Total stockholders’ equity	1,458,532	1,229,058	1,235,194
Total liabilities and stockholders’ equity	$3,680,579	$3,962,105	$3,565,437

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2023	2022
Operating activities
Net income	$333,949	$486,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	15,292	15,376
Amortization	4,237	4,358
Share-based compensation	9,996	7,571
Equity in earnings of unconsolidated investments, net	(156)	(136)
Other	3,563	7,185
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(276,945)	(384,245)
Product inventories	201,380	(251,090)
Prepaid expenses and other assets	(4,423)	(20,573)
Accounts payable	76,140	208,017
Accrued expenses and other liabilities	13,744	(44,276)
Net cash provided by operating activities	376,777	28,731

Investing activities
Acquisition of businesses, net of cash acquired	(11,500)	(7,629)
Purchases of property and equipment, net of sale proceeds	(30,191)	(19,802)
Other investments, net	(169)	—
Net cash used in investing activities	(41,860)	(27,431)

Financing activities
Proceeds from revolving line of credit	698,795	1,122,186
Payments on revolving line of credit	(1,001,399)	(1,128,902)
Proceeds from term loan under credit facility	—	250,000
Proceeds from asset-backed financing	388,900	215,000
Payments on asset-backed financing	(240,200)	(50,000)
Payments on term facility	(47,313)	(4,625)
Proceeds from short-term borrowings and current portion of long-term debt	17,859	24,767
Payments on short-term borrowings and current portion of long-term debt	(19,182)	(16,808)
Payments of deferred and contingent acquisition consideration	(551)	(1,374)
Proceeds from stock issued under share-based compensation plans	7,309	5,107
Payments of cash dividends	(82,018)	(72,028)
Purchases of treasury stock	(50,742)	(278,680)
Net cash (used in) provided by financing activities	(328,542)	64,643
Effect of exchange rate changes on cash and cash equivalents	1,259	1,217
Change in cash and cash equivalents	7,634	67,160
Cash and cash equivalents at beginning of period	45,591	24,321
Cash and cash equivalents at end of period	$53,225	$91,481

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	101,699	—	101,699
Foreign currency translation	—	—	—	—	2,469	2,469
Interest rate swaps, net of the change in taxes of $1,269	—	—	—	—	(3,809)	(3,809)
Repurchases of common stock, net of retirements	(144)	—	—	(50,549)	—	(50,549)
Share-based compensation	—	—	4,923	—	—	4,923
Issuance of stock under share-based compensation plans	108	—	5,896	—	—	5,896
Declaration of cash dividends	—	—	—	(39,073)	—	(39,073)
Balance at March 31, 2023	39,033	$39	$586,595	$665,561	$4,555	$1,256,750
Net income	—	—	—	232,250	—	232,250
Foreign currency translation	—	—	—	—	2,801	2,801
Interest rate swaps, net of the change in taxes of $(1,166)	—	—	—	—	3,497	3,497
Repurchases of common stock, net of retirements	—	—	—	—	—	—
Share-based compensation	—	—	5,073	—	—	5,073
Issuance of stock under share-based compensation plans	16	—	1,413	—	—	1,413
Declaration of cash dividends	—	—	—	(42,945)	—	(42,945)
Other	—	—	—	(307)	—	(307)
Balance at June 30, 2023	39,049	$39	$593,081	$854,559	$10,853	$1,458,532

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	179,261	—	179,261
Foreign currency translation	—	—	—	—	(214)	(214)
Interest rate swaps, net of the change in taxes of $(3,866)	—	—	—	—	11,598	11,598
Repurchases of common stock, net of retirements	(138)	—	—	(62,420)	—	(62,420)
Share-based compensation	—	—	3,657	—	—	3,657
Issuance of stock under share-based compensation plans	55	—	3,135	—	—	3,135
Declaration of cash dividends	—	—	—	(32,132)	—	(32,132)
Balance at March 31, 2022	40,110	$40	$558,755	$611,583	$3,900	$1,174,278
Net income	—	—	—	307,283	—	307,283
Foreign currency translation	—	—	—	—	(7,125)	(7,125)
Interest rate swaps, net of the change in taxes of $(1,631)	—	—	—	—	4,893	4,893
Repurchases of common stock, net of retirements	(547)	—	—	(216,261)	—	(216,261)
Share-based compensation	—	—	3,914	—	—	3,914
Issuance of stock under share-based compensation plans	25	—	1,972	—	—	1,972
Declaration of cash dividends	—	—	—	(39,896)	—	(39,896)
Balance at June 30, 2022	39,588	$40	$564,641	$662,709	$1,668	$1,229,058

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

A description of our significant accounting policies is included in our 2022 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2022 Annual Report on Form 10-K.  The results for our three and six-month periods ended June 30, 2023, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2023.

Newly Adopted Accounting Pronouncements

As of June 30, 2023, we adopted Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and all related amendments, which are codified into Accounting Standards Codification (ASC) 848. This new standard provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures, and we do not expect a material impact in future periods.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $0.6 million in the second quarter of 2023 compared to $1.6 million in the second quarter of 2022 and $5.4 million in the six months ended June 30, 2023, compared to $8.9 million in the six months ended June 30, 2022.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of June 30, 2023, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.2 billion and cumulative dividends of $1.0 billion.

Accumulated Other Comprehensive Income

The table below presents the components of our Accumulated other comprehensive income balance (in thousands):

	June 30,		December 31,
	2023	2022	2022
Foreign currency translation adjustments	$(14,338)	$(16,919)	$(19,608)
Unrealized gains on interest rate swaps, net of tax	25,191	18,587	25,503
Accumulated other comprehensive income	$10,853	$1,668	$5,895

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 205,000 for the three months ended June 30, 2023 and 218,000 for the three months ended June 30, 2022, and 209,000 for the six months ended June 30, 2023 and 229,000 for the six months ended June 30, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net income	$232,250	$307,283	$333,949	$486,544
Amounts allocated to participating securities	(1,219)	(1,680)	(1,779)	(2,762)
Net income attributable to common stockholders	$231,031	$305,603	$332,170	$483,782

Weighted average common shares outstanding:
Basic	38,837	39,660	38,857	39,795
Effect of dilutive securities:
Stock options and employee stock purchase plan	278	404	298	436
Diluted	39,115	40,064	39,155	40,231

Earnings per share attributable to common stockholders:
Basic	$5.95	$7.71	$8.55	$12.16
Diluted	$5.91	$7.63	$8.48	$12.03

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	64	33	65	1
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

In June 2023, we acquired the distribution assets of Pioneer Pool Products, Inc., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in Alabama.

In May 2023, we acquired the distribution assets of Recreation Supply Company, a wholesale distributor of commercial swimming pool products, adding one location in North Dakota.

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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at June 30,
	Input Level	Classification	2023	2022
Assets
Unrealized gains on interest rate swaps	Level 2	Other assets	$33,632	$24,828
Deferred compensation plan asset	Level 1	Other assets	14,633	16,306

Liabilities
Contingent consideration liabilities	Level 3	Accrued expenses and other current liabilities	$—	$582
Deferred compensation plan liability	Level 1	Other long-term liabilities	14,633	16,306
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

The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3260%
Interest rate swap 2	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.6690%

For the interest rate swap contracts in effect at June 30, 2023, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and six-month periods ended June 30, 2023 or June 30, 2022.

We also have in place a forward-starting interest rate swap contract to extend the hedged period for future interest payments on a portion of our variable rate borrowings. The following table provides details related to our forward-starting interest rate swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Forward-starting interest rate swap	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.7630%

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

We amended the floating rate option for our interest rate swap contracts and forward-starting interest rate swap contract, effective June 30, 2023, to reflect the change in the reference rate in our debt agreements from the one month London Interbank Offered Rate Market Index Rate (LIBOR) to the one month Term Secured Overnight Financing Rate Index Rate (Term SOFR). As permitted by ASC 848, a change in rate only does not qualify as a hedge modification, and we have accounted for and presented our interest rate swaps contracts and forward-starting interest rate swap contract in the same manner as prior to the amendments.

Our interest rate swap contracts and forward-starting interest rate swap contract are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts.

Other

Our deferred compensation plan asset represents investments in securities (primarily mutual funds) traded in an active market (Level 1 inputs) held for the benefit of certain employees as part of our deferred compensation plan. We record an equal and offsetting deferred compensation plan liability, which represents our obligation to participating employees. Changes in the fair value of the plan asset and liability are reflected in Selling and administrative expenses in the Consolidated Statements of Income.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2023	2022
Variable rate debt
Short-term borrowings	$—	$10,152
Current portion of long-term debt:
Australian credit facility	11,219	9,579
Current portion of term loans under credit facility	25,000	—
Short-term borrowings and current portion of long-term debt	$36,219	$19,731

Long-term portion:
Revolving credit facility	217,106	566,210
Term loan under credit facility	475,000	500,000
Term facility	109,938	161,875
Receivables securitization facility	348,200	350,000
Less: financing costs, net	1,877	2,418
Long-term debt, net	1,148,367	1,575,667
Total debt	$1,184,586	$1,595,398

On June 30, 2023, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the Credit Facility Amendment) among us as U.S. Borrower, SCP Distributors Canada Inc. as Canadian Borrower, SCP International, Inc. as Euro Borrower, the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The Credit Facility Amendment updated the index used for the Base Rate (as further defined within the Credit Facility Amendment) from LIBOR to Term SOFR. The Credit Facility Amendment also increased the maximum amount for the Accounts Securitization (as further defined within the Credit Facility Amendment) from $350.0 million to $500.0 million and increased the Canadian Dollar Commitment, Euro Commitment and Swingline Commitment (all as further defined within the Credit Facility Amendment) to $50.0 million each.

We also entered into the Second Amendment to Credit Agreement (the Term Facility Amendment) on June 30, 2023, among us, as Borrower, the Guarantors party thereto and Bank of America, N.A. as Lender. The Term Facility Amendment updated the index used for the Base Rate (as further defined within the Term Facility Amendment) from LIBOR to SOFR.

Our accounts receivable securitization facility (the Receivables Facility) provides for the sale of certain of our receivables to a wholly-owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2022 Annual Report on Form 10-K and Management’s Discussion and Analysis in our 2022 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions; changes in economic conditions, consumer discretionary spending, the housing market, inflation or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; the extent to which home-centric trends associated with the pandemic will moderate or reverse; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2022 Annual Report on Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

A slow start to the swimming pool season combined with cautious consumer sentiment resulted in net sales of $1.9 billion in the second quarter of 2023, a decrease of 10% compared to $2.1 billion in the second quarter of 2022. This decrease in net sales follows 15% net sales growth in the second quarter of 2022 and 40% net sales growth in the second quarter of 2021. From 2019 to 2023, our second quarter net sales grew at a compound annual growth rate (“CAGR”) of 13%. Our results in the second quarter of 2023 reflect challenging macro trends and negative impacts from cooler weather at the beginning of the quarter across many of our markets. These conditions led to slower maintenance activity than anticipated, reduced outdoor living construction activity and deferred discretionary replacement activity.
Gross profit decreased 15% to $567.8 million in the second quarter of 2023 from $666.8 million in the same period of 2022. Our gross profit increased at a 15% CAGR from the second quarter of 2019 to the second quarter of 2023. Consistent with our expectations, gross margin decreased 180 basis points to 30.6% in the second quarter of 2023 compared to 32.4% in the second quarter of 2022.
Selling and administrative expenses (operating expenses) decreased 3% to $240.8 million in the second quarter of 2023 compared to $247.9 million in the second quarter of 2022 as we managed variable expenses with reduced sales volumes. As a percentage of net sales, operating expenses increased to 13.0% in the second quarter of 2023 compared to 12.1% in the same period of 2022.
While operating income in the second quarter of 2023 decreased 22% to $327.0 million from a record high of $418.9 million in the second quarter of 2022, operating income increased at a 17% CAGR from the second quarter of 2019 to the second quarter of 2023. Operating margin was 17.6% in the second quarter of 2023 compared to 20.4% in the second quarter of 2022.
Interest and other non-operating expenses, net for the second quarter of 2023 increased $8.4 million compared to the second quarter of 2022, primarily reflecting higher average interest rates.
We recorded a $0.6 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended June 30, 2023, compared to a tax benefit of $1.6 million realized in the same period of 2022. This resulted in a $0.02 per diluted share tax benefit in the second quarter of 2023 compared to a $0.04 per diluted share tax benefit realized in the same period of 2022.
Net income decreased 24% to $232.3 million in the second quarter of 2023 compared to $307.3 million in the second quarter of 2022. Earnings per diluted share decreased 23% to $5.91 in the second quarter of 2023 compared to $7.63 in the same period of 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 22% to $5.89 compared to $7.59 in the second quarter of 2022. Our earnings per diluted share increased at a 16% CAGR from the second quarter of 2019 to the second quarter of 2023 and an 18% CAGR without the impact of ASU 2016-19 over the same period. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as this data is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of June 30, 2023, total net receivables, including pledged receivables, decreased 17% compared to June 30, 2022, primarily due to lower sales. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.2 days at June 30, 2023 and 27.2 days at June 30, 2022. Our allowance for doubtful accounts balance was $10.1 million at June 30, 2023 and $6.5 million at June 30, 2022.

Net inventory levels of $1.4 billion decreased $186.2 million, or 12%, compared to June 30, 2022. This decrease also compares to our March 31, 2023 net inventory balance of $1.7 billion, which was 3% higher than March 31, 2022. This ongoing improvement reflects progress toward reducing our inventory balance following prior year strategic purchases made to mitigate supply chain challenges. Our inventory reserve was $25.4 million at June 30, 2023 and $20.9 million at June 30, 2022. Our inventory turns, as calculated on a trailing four quarters basis, were 2.5 times at June 30, 2023 and 2.8 times at June 30, 2022.

Total debt outstanding at June 30, 2023 was $1.2 billion compared to $1.6 billion at June 30, 2022 down $410.8 million from June 30, 2022 and $202.2 million lower than December 31, 2022, as we have used operating cash flows to reduce our debt. Our debt proceeds over the past twelve months have been utilized primarily to fund share repurchases, dividends, capital expenditures and acquisitions.

Current Trends and Outlook

For a detailed discussion of trends impacting us through 2022, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Based on our results to date and trends observed through the first half of 2023, we now expect sales for the full year of 2023 to be down in the range of around 10% compared to 2022 versus our expectation of a mid-single digit decline disclosed in our First Quarter 2023 Report on Form 10-Q. Considering the slower than expected start to the pool season and greater visibility as the season progresses, we believe the possible trends outlined in our First Quarter 2023 Report on Form 10-Q for new pool construction and repair and remodel will fall to the lower end of the sales ranges. Further, the slower start resulted in reduced revenues for maintenance needs, such as chemicals, further leading us to reduce our sales expectations for the full year.

As previously disclosed in our 2022 Annual Report on Form 10-K, we project gross margin for the full year of 2023 to be in line with our long-term outlook of approximately 30.0% with higher gross margin in the first half of 2023 compared to the latter half of the year as we sold through most of our prior year strategic inventory purchases in the first half of the year.

We plan to leverage our existing infrastructure and manage discretionary spending to limit operating expense growth to 1% compared to the full year of 2022, not considering any acquisitions that may arise in the second half of the year.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2023 will approximate our 2022 annual tax rate of 25.2%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $5.4 million, or $0.14 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2023. We may recognize additional tax benefits related to stock option exercises in 2023 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized as of June 30, 2023.

We expect 2023 diluted EPS in the range of $13.14 to $14.14, including the impact of year-to-date tax benefits of $0.14. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases through the remainder of 2023.

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of June 30, 2023, we conducted operations through 432 sales centers in North America, Europe and Australia. For the six months ended June 30, 2023, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	69.4	67.6	69.4	67.9
Gross profit	30.6	32.4	30.6	32.1
Selling and administrative expenses	13.0	12.1	15.2	13.2
Operating income	17.6	20.4	15.4	18.9
Interest and other non-operating expenses, net	0.9	0.4	1.1	0.4
Income before income taxes and equity in earnings	16.7%	20.0%	14.4%	18.5%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2023 and 2022 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022
Net Sales

	Three Months Ended
	June 30,
(in millions)	2023	2022	Change
Net sales	$1,857.4	$2,055.8	$(198.4)	(10)%

Following 15% net sales growth in the second quarter of 2022 and 40% net sales growth in the second quarter of 2021 (in both cases compared to the prior year quarter), net sales of $1.9 billion in the second quarter of 2023 were down 10% compared to the second quarter of 2022. From 2019 to 2023, our second quarter net sales grew at a CAGR of 13%. Our results in the current quarter reflect challenging macro trends and negative impacts from cooler weather at the beginning of the quarter across many of our markets. These conditions led to slower maintenance activity than anticipated, reduced outdoor living construction activity and deferred discretionary replacement activity. The following factors also impacted our sales during the quarter and are listed in order of estimated magnitude.

•Net sales benefited approximately 3% to 4% from inflationary product cost increases, which compares to a benefit of 10% to 11% in the second quarter of 2022.
•We estimate that unfavorable weather conditions in the second quarter negatively impacted sales by approximately $30.0 million.
•Sales were also negatively impacted 1% from lower customer early buy activity in the second quarter of 2023 versus the second quarter of 2022.

Related to our product sales, following a period of significant growth over the past three years, we observed a period-over-period decline in volumes of discretionary products sold as new construction activities moderated. In the second quarter of 2023, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased 8% compared to the same period last year, and collectively represented approximately 27% of net sales for the period. Sales of building materials decreased 8% compared to the second quarter of 2022 and represented approximately 12% of net sales in the second quarter of 2023.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 11% in the second quarter of 2023 compared to the second quarter of 2022 and represented approximately 15% of our total net sales. As consumers take advantage of travel opportunities, sales to commercial swimming pool customers increased 8% in the second quarter of 2023 compared to the second quarter of 2022 and represented approximately 4% of our net sales for the second quarter of 2023.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2023	2022	Change
Gross profit	$567.8	$666.8	$(99.0)	(15)%
Gross margin	30.6%	32.4%

Gross margin decreased 180 basis points to 30.6% in the second quarter of 2023 compared to the second quarter of 2022 when gross margin increased 150 basis points (over the same period in 2021) to 32.4%. Our prior year gross margin benefited from higher levels of inflation and price increases, while gross margin in the second quarter of 2023 began to trend more in line with our longer-term annual gross margin outlook of 30.0%. Gross margin in the second quarter of 2023 reflects a seasonal benefit that is typical for the second quarter.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2023	2022	Change
Selling and administrative expenses	$240.8	$247.9	$(7.1)	(3)%
Operating expenses as a % of net sales	13.0%	12.1%

Operating expenses decreased 3% in the second quarter of 2023 compared to the second quarter of 2022. During the second quarter, we were able to better offset inflationary expense increases with productivity actions. Our operating expenses reflect lower employee-related costs, variable and discretionary expenses and reduced delivery and vehicle operating costs. Employee-related expenses were down 10% from the second quarter of 2022, primarily reflecting lower performance-based compensation expense and controlled overtime and temporary employee pay with lower sales volumes. Freight related costs declined due to lower fuel costs and lower sales. These expense decreases were partially offset by higher building and insurance costs between periods related to inflation and the expansion of our network.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2023 increased $8.4 million compared to the second quarter of 2022, primarily due to higher average interest rates between periods. Our weighted average effective interest rate increased to 5.2% in the second quarter of 2023 from 2.0% in the second quarter of 2022 on average outstanding debt of $1.3 billion and $1.6 billion for the respective periods.

Income Taxes

Our effective income tax rate was 25.1% for both the three months ended June 30, 2023, and the three months ended June 30, 2022. We recorded a $0.6 million tax benefit from ASU 2016-09 in the quarter ended June 30, 2023, compared to a tax benefit of $1.6 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.4% for the second quarter of 2023 and 25.5% for the second quarter of 2022.
Net Income and Earnings Per Share

Net income decreased 24% to $232.3 million in the second quarter of 2023 compared to $307.3 million in the second quarter of 2022. Earnings per diluted share decreased 23% to $5.91 in the second quarter of 2023 compared to $7.63 in the same period of 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 22% to $5.89 in the second quarter of 2023 compared to $7.59 in the second quarter of 2022. See the reconciliation of GAAP to non-GAAP measures below.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022
We have not provided separate base business income statements within this Form 10-Q as base business results approximated consolidated results, and acquisitions and sales centers excluded from base business impacted net sales growth less than 1% in the second quarter of 2023.
The table below summarizes the changes in our sales center count during the first six months of 2023:

December 31, 2022	420
Acquired locations	4
New locations	8
June 30, 2023	432

Net Sales

	Six Months Ended
	June 30,
(in millions)	2023	2022	Change
Net sales	$3,064.1	$3,468.5	$(404.4)	(12)%

Net sales for the first six months of 2023 decreased 12% compared to the same period last year. Differing weather conditions throughout the first half of 2023 contributed to variability in our results across our geographic markets. While our southern markets experienced more typical weather during the first quarter of 2023 and generated encouraging results, higher precipitation and cooler temperatures suppressed results in our western markets, including two of our largest markets, California and Arizona. In the second quarter of 2023, cautious consumer sentiment combined with a slow start to the swimming pool season after unfavorable weather early in the second quarter led to slower maintenance activity than anticipated, reduced outdoor living construction activity and deferred discretionary replacement activity.

The following factors impacted our sales and are listed in order of estimated magnitude.

•Net sales benefited approximately 4% from inflationary product cost increases, which compares to a benefit of 10% to 11% in the first half of 2022.
•We estimate that unfavorable weather conditions in the first half of 2023 negatively impacted sales by approximately 3%.
•Sales were also negatively impacted 2% from lower customer early buy activity in the first half of 2023 versus the first half of 2022.

The impact of differing weather patterns contributed to variability in the results of our markets in the first half of the year. Net sales in our North American seasonal markets, representing 44% of our net sales in the first six months of 2023, decreased 15% compared to the first six months of 2022 as these markets are more sensitive to weather conditions, particularly in the shoulders of the season when unfavorable weather delays the openings of swimming pools. Comparatively, net sales in our year-round markets, representing 51% of our net sales in the first six months of 2023, decreased 9% compared to the first six months of 2022.

Related to our product sales, following a period of significant growth over the past three years, we observed a year-over-year decline in volumes of discretionary products sold as new construction activities moderated. In the first six months of 2023, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased approximately 10% compared to the same period last year and collectively represented 29% of net sales in the first six months of 2023. Sales of building materials decreased 8% compared to the first six months of 2022 and represented approximately 13% of net sales in the first six months of 2023.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 12% in the first six months of 2023 compared to the first six months of 2022 and represented approximately 15% of our consolidated net sales. As consumers take advantage of travel opportunities, sales to commercial customers increased 10% in the first six months of 2023 compared to the first six months of 2022 and represented approximately 4% of our consolidated net sales in the first six months of 2023.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2023	2022	Change
Gross profit	$937.5	$1,114.0	$(176.5)	(16)%
Gross margin	30.6%	32.1%

Gross margin declined 150 basis points to 30.6% in the six months ended June 30, 2023, compared to 32.1% in the first six months of 2022. Our prior year gross margin benefited from higher levels of inflation and price increases, while gross margin in the first half of 2023 began to trend more in line with our longer-term annual gross margin outlook of 30.0%. Our gross margin in the first half of 2023 reflected benefits from sales of strategic lower cost inventory purchases ahead of vendor price increases, which was more impactful in the first quarter of 2023 when a higher portion of lower-priced inventory was sold. Gross margin in the second quarter of 2023 reflected a seasonal benefit that is typical for the period.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2023	2022	Change
Selling and administrative expenses	$464.8	$459.4	$5.4	1%
Operating expenses as a % of net sales	15.2%	13.2%

Operating expenses for the six months ended June 30, 2023, moderated to a 1% increase over the prior year period following the 6% increase realized in the first quarter of 2023. During the second quarter, we were able to better offset inflationary expense increases with productivity actions. Our largest expense growth drivers related to higher rent and facility costs, increased insurance and healthcare-related costs, the return of in-person customer-facing retail events and investments in customer-focused projects. These increases were largely offset by lower employee-related costs, variable and discretionary expenses and reduced delivery and vehicle operating costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2023 increased $19.0 million compared to the same period last year, primarily due to higher average interest rates between periods. Our weighted average effective interest rate increased to 5.0% from 1.8% for the respective periods on average outstanding debt of $1.3 billion for the first six months of 2023 versus $1.4 billion for the same period of 2022.

Income Taxes

Our effective income tax rate was 24.1% for both the six months ended June 30, 2023, and the six months ended June 30, 2022. We recorded a $5.4 million, or $0.14 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2023, compared to an $8.9 million, or $0.22 per diluted share, tax benefit in the same period of 2022. Without the benefits from ASU 2016-09, our effective tax rate was 25.4% for the six months ended June 30, 2023, and 25.5% for the six months ended June 30, 2022.

Net Income and Earnings Per Share

Net income decreased 31% to $333.9 million for the six months ended June 30, 2023, compared to the six months ended June 30, 2022. Earnings per diluted share decreased 30% to $8.48 for the six months ended June 30, 2023, versus $12.03 per diluted share for the six months ended June 30, 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 29% to $8.34 for the six months ended June 30, 2023, compared to $11.81 for the six months ended June 30, 2022. See the reconciliation of GAAP to non-GAAP measures below.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
Diluted EPS	$5.91	$7.63	$8.48	$12.03
ASU 2016-09 tax benefit	(0.02)	(0.04)	(0.14)	(0.22)
Adjusted diluted EPS	$5.89	$7.59	$8.34	$11.81

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

The following table presents certain unaudited quarterly income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts.  We believe this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends for a variety of reasons, including the seasonal nature of our business and the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2023		2022				2021
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,857,363	$1,206,774	$1,095,920	$1,615,339	$2,055,818	$1,412,650	$1,035,557	$1,411,448
Gross profit	567,783	369,755	315,731	503,687	666,804	447,189	322,376	441,899
Operating income	327,009	145,771	107,295	263,877	418,888	235,723	127,891	237,276
Net income	232,250	101,699	71,863	190,055	307,283	179,261	107,609	184,665

Balance Sheet Data
Total receivables, net	$630,950	$564,171	$351,448	$549,796	$756,585	$679,927	$376,571	$476,150
Product inventories, net	1,392,886	1,686,683	1,591,060	1,539,572	1,579,101	1,641,155	1,339,100	1,043,407
Accounts payable	485,100	739,749	406,667	442,226	604,225	685,946	398,697	414,156
Total debt	1,184,586	1,365,750	1,386,803	1,512,545	1,595,398	1,505,073	1,183,350	362,819

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2023 and 2022 Results

Overall, weather conditions unfavorably impacted sales in the second quarter of 2023, particularly at the beginning of the second quarter. The first week of April through Easter weekend was much cooler across the West versus both average temperatures and prior year. The last week of April was also significantly cooler than normal from Texas through the mid-Atlantic region, excluding the coastal Southeast. While the Northeast had warmer than average weather the first few weeks of April, temperatures cooled dramatically through the first week of May and smoke from wildfires in Canada unfavorably impacted sales in early June. Weather in Florida was more normal and consistent with prior year, while favorable weather conditions compared to the second quarter of 2022 were limited to the Pacific Northwest and Europe. Similarly, sales growth in the second quarter of 2022 was challenged by unfavorable weather conditions when compared to the second quarter of 2021 in our seasonal markets and Europe; however, our southern markets benefited from above-average temperatures, particularly in Texas.

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
•repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•discretionary repurchases of our common stock under our Board-authorized share repurchase program.

We focus our capital expenditure plans principally on the needs of our sales centers, and in recent years have increased our spending on information technology. Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 0.7% of net sales in 2022 and 2021 and 0.6% of net sales in 2020. From 2020 to 2022, our capital expenditures as a percentage of net sales were lower than our historical average primarily due to our significant sales growth. Based on management’s current plans and our spending through June 30, 2023, we project capital expenditures in 2023 will approximate 1.0% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2023	2022
Operating activities	$376,777	$28,731
Investing activities	(41,860)	(27,431)
Financing activities	(328,542)	64,643
Net cash provided by operations improved to $376.8 million for the first six months of 2023 from $28.7 million for the first six months of 2022, primarily driven by positive changes in working capital, particularly as we sell through our prior year strategic inventory purchases, partially offset by lower net income.

Net cash used in investing activities for the first six months of 2023 increased $14.4 million compared to the first six months of 2022, primarily due to a $10.4 million increase in capital expenditures and a $3.9 million increase in cash used for acquisitions.
Net cash used in financing activities was $328.5 million for the first six months of 2023 compared to net cash provided by financing activities of $64.6 million for the first six months of 2022, primarily reflecting $202.5 million of net debt payments in the first six months of 2023 versus $411.6 million of net debt proceeds in the first six months of 2022 and an increase in dividends paid of $10.0 million, partially offset by a $227.9 million decrease in share repurchases between periods.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). Effective June 30, 2023, we amended the index rate used to pay interest on our Credit Facility and Term Facility, from the one month London Interbank Offer Rate (LIBOR) to the one month Term Secured Overnight Financing Rate Index Rate (Term SOFR). For additional details regarding these facilities, including recent amendments, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2022 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Credit Facility

Our Credit Facility provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on one month Term SOFR, plus an applicable margin. The term loan requires quarterly amortization payments during the third, fourth and fifth years of the loan, beginning in September 2023 aggregating to 20% of the original principal amount of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At June 30, 2023, there was $217.1 million of revolving borrowings outstanding, a $500.0 million term loan, a $14.3 million standby letter of credit outstanding and $518.6 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of June 30, 2023, was approximately 4.5%, excluding commitment fees.

Term Facility

Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. We pay interest on borrowings under the Term Facility at a variable rate based on one month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020 with the final principal repayment due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs. We classify the entire outstanding balance as Long-term debt on our Consolidated

Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

At June 30, 2023, there was $109.9 million outstanding under the Term Facility with a weighted average effective interest rate of 6.3%.

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

At June 30, 2023, there was $348.2 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.0%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2023, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of June 30, 2023, our average total leverage ratio equaled 1.48 (compared to 1.48 as of March 31, 2023) and the TTM average total indebtedness amount used in this calculation was $1.3 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2023, our fixed charge ratio equaled 6.74 (compared to 7.96 as of March 31, 2023) and TTM Rental Expense was $85.7 million.

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
As of June 30, 2023, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of June 30, 2023, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2022 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of July 24, 2023, $600.0 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the six months ended June 30, 2023, from what we reported in our 2022 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2022 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the six months ended June 30, 2023, from what we reported in our 2022 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2022 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2023, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of June 30, 2023, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2023	6	$351.32	—	$186,382,518
May 1-31, 2023	—	$—	—	$600,000,000
June 1-30, 2023	—	$—	—	$600,000,000
Total	6	$351.32	—
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 6 shares surrendered for this purpose in the second quarter of 2023.
(2)In May 2023, our Board authorized an additional $413.6 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of July 24, 2023, $600.0 million of the authorized amount remained available for use under our current share repurchase program.
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

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	2/8/2019
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		Second Amendment to the Second Amended and Restated Credit Agreement, dated June 30, 2023, among Pool Corporation as U.S. Borrower, SCP Distributors Canada Inc. as Canadian Borrower, SCP International, Inc. as Euro Borrower, the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.		8-K	000-26640	7/5/2023
10.2		Second Amendment to Credit Agreement, dated June 30, 2023, among Pool Corporation as Borrower, the Guarantors party thereto and Bank of America, N.A. as Lender.		8-K	000-26640	7/5/2023
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and six months ended June 30, 2023 and June 30, 2022;
2.Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and June 30, 2022;
3.Consolidated Balance Sheets at June 30, 2023, December 31, 2022 and June 30, 2022;
4.Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and June 30, 2022;

5.Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2023 and June 30, 2022; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 27, 2023.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant