Form 10-Q
period 2023-09-30
POOL CORP
filed 2023-10-26
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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

As of October 23, 2023, there were 38,679,169 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2023

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	$1,474,407	$1,615,339	$4,538,545	$5,083,807
Cost of sales	1,045,676	1,111,652	3,172,276	3,466,126
Gross profit	428,731	503,687	1,366,269	1,617,681
Selling and administrative expenses	234,288	239,810	699,046	699,192
Operating income	194,443	263,877	667,223	918,489
Interest and other non-operating expenses, net	13,599	11,707	46,327	25,428
Income before income taxes and equity in earnings	180,844	252,170	620,896	893,061
Provision for income taxes	43,079	62,205	149,339	216,687
Equity in earnings of unconsolidated investments, net	78	90	235	226
Net income	$137,843	$190,055	$471,792	$676,600

Earnings per share attributable to common stockholders:
Basic	$3.54	$4.82	$12.09	$16.99
Diluted	$3.51	$4.78	$12.00	$16.82
Weighted average common shares outstanding:
Basic	38,735	39,214	38,816	39,599
Diluted	39,023	39,580	39,112	40,012

Cash dividends declared per common share	$1.10	$1.00	$3.20	$2.80

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$137,843	$190,055	$471,792	$676,600
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(5,025)	(11,152)	245	(18,491)
Unrealized gains on interest rate swaps, net of the change in taxes of $(305), $(2,925), $(202), and $(8,422)	916	8,776	604	25,267
Total other comprehensive (loss) income	(4,109)	(2,376)	849	6,776
Comprehensive income	$133,734	$187,679	$472,641	$683,376

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2023	2022	2022
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$85,220	$49,079	$45,591
Receivables, net	140,997	189,173	128,247
Receivables pledged under receivables facility	320,585	360,623	223,201
Product inventories, net	1,259,308	1,539,572	1,591,060
Prepaid expenses and other current assets	26,414	61,032	30,892
Total current assets	1,832,524	2,199,479	2,018,991

Property and equipment, net	213,732	184,387	193,709
Goodwill	699,270	691,786	691,993
Other intangible assets, net	300,237	307,389	305,450
Equity interest investments	1,383	1,190	1,248
Operating lease assets	293,673	255,611	269,608
Other assets	89,915	48,213	84,438
Total assets	$3,430,734	$3,688,055	$3,565,437

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$429,436	$442,226	$406,667
Accrued expenses and other current liabilities	157,172	210,448	168,521
Short-term borrowings and current portion of long-term debt	37,788	12,208	25,042
Current operating lease liabilities	84,724	72,378	75,484
Total current liabilities	709,120	737,260	675,714

Deferred income taxes	55,226	45,247	58,759
Long-term debt, net	996,109	1,500,337	1,361,761
Other long-term liabilities	37,885	26,744	35,471
Non-current operating lease liabilities	214,168	187,589	198,538
Total liabilities	2,012,508	2,497,177	2,330,243

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,676,960, 39,054,302 and 39,069,419 shares issued and outstanding at September 30, 2023, September 30, 2022 and December 31, 2022, respectively	39	39	39
Additional paid-in capital	600,009	570,855	575,776
Retained earnings	811,434	620,692	653,484
Accumulated other comprehensive income (loss)	6,744	(708)	5,895
Total stockholders’ equity	1,418,226	1,190,878	1,235,194
Total liabilities and stockholders’ equity	$3,430,734	$3,688,055	$3,565,437

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2023	2022
Operating activities
Net income	$471,792	$676,600
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	23,355	23,172
Amortization	6,425	6,523
Share-based compensation	14,592	11,691
Equity in earnings of unconsolidated investments, net	(235)	(226)
Goodwill impairment	550	—
Other	1,157	12,644
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(110,078)	(181,775)
Product inventories	330,850	(223,268)
Prepaid expenses and other assets	(23,431)	(31,171)
Accounts payable	20,667	46,564
Accrued expenses and other liabilities	14,374	(33,284)
Net cash provided by operating activities	750,018	307,470

Investing activities
Acquisition of businesses, net of cash acquired	(11,500)	(8,309)
Purchases of property and equipment, net of sale proceeds	(42,958)	(27,965)
Other investments, net	(48)	1,760
Net cash used in investing activities	(54,506)	(34,514)

Financing activities
Proceeds from revolving line of credit	1,154,601	1,629,740
Payments on revolving line of credit	(1,497,501)	(1,629,688)
Proceeds from term loan under credit facility	—	250,000
Payments on term loan under credit facility	(6,250)	—
Proceeds from asset-backed financing	465,500	215,000
Payments on asset-backed financing	(422,700)	(130,000)
Payments on term facility	(47,313)	(6,937)
Proceeds from short-term borrowings and current portion of long-term debt	19,428	27,396
Payments on short-term borrowings and current portion of long-term debt	(19,182)	(26,960)
Payments of deferred financing costs	(52)	—
Payments of deferred and contingent acquisition consideration	(551)	(1,374)
Proceeds from stock issued under share-based compensation plans	9,278	7,201
Payments of cash dividends	(124,983)	(111,572)
Repurchases of common stock	(187,110)	(471,210)
Net cash used in financing activities	(656,835)	(248,404)
Effect of exchange rate changes on cash and cash equivalents	952	206
Change in cash and cash equivalents	39,629	24,758
Cash and cash equivalents at beginning of period	45,591	24,321
Cash and cash equivalents at end of period	$85,220	$49,079
The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	101,699	—	101,699
Foreign currency translation	—	—	—	—	2,469	2,469
Interest rate swaps, net of the change in taxes of $1,269	—	—	—	—	(3,809)	(3,809)
Repurchases of common stock, net of retirements	(144)	—	—	(50,549)	—	(50,549)
Share-based compensation	—	—	4,923	—	—	4,923
Issuance of stock under share-based compensation plans	108	—	5,896	—	—	5,896
Declaration of cash dividends	—	—	—	(39,073)	—	(39,073)
Balance at March 31, 2023	39,033	$39	$586,595	$665,561	$4,555	$1,256,750
Net income	—	—	—	232,250	—	232,250
Foreign currency translation	—	—	—	—	2,801	2,801
Interest rate swaps, net of the change in taxes of $(1,166)	—	—	—	—	3,497	3,497
Repurchases of common stock, net of retirements	—	—	—	—	—	—
Share-based compensation	—	—	5,073	—	—	5,073
Issuance of stock under share-based compensation plans	16	—	1,413	—	—	1,413
Declaration of cash dividends	—	—	—	(42,945)	—	(42,945)
Other	—	—	—	(307)	—	(307)
Balance at June 30, 2023	39,049	$39	$593,081	$854,559	$10,853	$1,458,532
Net income	—	—	—	137,843	—	137,843
Foreign currency translation	—	—	—	—	(5,025)	(5,025)
Interest rate swaps, net of the change in taxes of $(305)	—	—	—	—	916	916
Repurchases of common stock, net of retirements	(385)	—	—	(138,003)	—	(138,003)
Share-based compensation	—	—	4,596	—	—	4,596
Issuance of stock under share-based compensation plans	13	—	2,332	—	—	2,332
Declaration of cash dividends	—	—	—	(42,965)	—	(42,965)
Balance at September 30, 2023	38,677	$39	$600,009	$811,434	$6,744	$1,418,226

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	179,261	—	179,261
Foreign currency translation	—	—	—	—	(214)	(214)
Interest rate swaps, net of the change in taxes of $(3,866)	—	—	—	—	11,598	11,598
Repurchases of common stock, net of retirements	(138)	—	—	(62,420)	—	(62,420)
Share-based compensation	—	—	3,657	—	—	3,657
Issuance of stock under share-based compensation plans	55	—	3,135	—	—	3,135
Declaration of cash dividends	—	—	—	(32,132)	—	(32,132)
Balance at March 31, 2022	40,110	$40	$558,755	$611,583	$3,900	$1,174,278
Net income	—	—	—	307,283	—	307,283
Foreign currency translation	—	—	—	—	(7,125)	(7,125)
Interest rate swaps, net of the change in taxes of $(1,631)	—	—	—	—	4,893	4,893
Repurchases of common stock, net of retirements	(547)	—	—	(216,261)	—	(216,261)
Share-based compensation	—	—	3,914	—	—	3,914
Issuance of stock under share-based compensation plans	25	—	1,972	—	—	1,972
Declaration of cash dividends	—	—	—	(39,896)	—	(39,896)
Balance at June 30, 2022	39,588	$40	$564,641	$662,709	$1,668	$1,229,058
Net income	—	—	—	190,055	—	190,055
Foreign currency translation	—	—	—	—	(11,152)	(11,152)
Interest rate swaps, net of the change in taxes of $(2,925)	—	—	—	—	8,776	8,776
Repurchases of common stock, net of retirements	(549)	(1)	—	(192,528)	—	(192,529)
Share-based compensation	—	—	4,120	—	—	4,120
Issuance of stock under share-based compensation plans	15	—	2,094	—	—	2,094
Declaration of cash dividends	—	—	—	(39,544)	—	(39,544)
Balance at September 30, 2022	39,054	$39	$570,855	$620,692	$(708)	$1,190,878

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

A description of our significant accounting policies is included in our 2022 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2022 Annual Report on Form 10-K.  The results for our three and nine-month periods ended September 30, 2023, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2023.

Newly Adopted Accounting Pronouncements

In conjunction with our debt amendments discussed further in Note 5, we adopted Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and all related amendments, which are codified into Accounting Standards Codification (ASC) 848 as of June 30, 2023. This standard provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures, and we do not expect a material impact in future periods.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $0.4 million in the third quarter of 2023 compared to $0.6 million in the third quarter of 2022 and $5.9 million in the nine months ended September 30, 2023, compared to $9.5 million in the nine months ended September 30, 2022.

Retained Earnings

We account for the retirement of treasury shares as a reduction of Retained earnings. As of September 30, 2023, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.3 billion and cumulative dividends of $1.1 billion.

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our Accumulated other comprehensive income (loss) balance (in thousands):

	September 30,		December 31,
	2023	2022	2022
Foreign currency translation adjustments	$(19,363)	$(28,071)	$(19,608)
Unrealized gains on interest rate swaps, net of tax	26,107	27,363	25,503
Accumulated other comprehensive income (loss)	$6,744	$(708)	$5,895

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 205,000 for the three months ended September 30, 2023 and 213,000 for the three months ended September 30, 2022, and 207,000 for the nine months ended September 30, 2023 and 223,000 for the nine months ended September 30, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net income	$137,843	$190,055	$471,792	$676,600
Amounts allocated to participating securities	(726)	(1,019)	(2,504)	(3,764)
Net income attributable to common stockholders	$137,117	$189,036	$469,288	$672,836

Weighted average common shares outstanding:
Basic	38,735	39,214	38,816	39,599
Effect of dilutive securities:
Stock options and employee stock purchase plan	288	366	296	413
Diluted	39,023	39,580	39,112	40,012

Earnings per share attributable to common stockholders:
Basic	$3.54	$4.82	$12.09	$16.99
Diluted	$3.51	$4.78	$12.00	$16.82

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	31	33	64	33
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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at September 30,
	Input Level	Classification	2023	2022
Assets
Unrealized gains on interest rate swaps	Level 2	Other assets	$34,854	$36,529
Deferred compensation plan asset	Level 1	Other assets	14,075	12,567

Liabilities
Contingent consideration liabilities	Level 3	Accrued expenses and other current liabilities	$—	$546
Deferred compensation plan liability	Level 1	Other long-term liabilities	14,075	12,567
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

For the interest rate swap contracts in effect at September 30, 2023, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and nine-month periods ended September 30, 2023 or September 30, 2022.

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

We amended the floating rate option for our interest rate swap contracts and forward-starting interest rate swap contract, effective June 30, 2023, to reflect the change in the reference rate in our debt agreements from the one-month London Interbank Offered Rate Market Index Rate (LIBOR) to the one-month Term Secured Overnight Financing Rate Index Rate (Term SOFR). As permitted by ASC 848, a change in rate only does not qualify as a hedge modification, and we have accounted for and presented our interest rate swap contracts and forward-starting interest rate swap contract in the same manner as prior to the amendments.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2023	2022
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$12,788	$12,208
Current portion of term loans under credit facility	25,000	—
Short-term borrowings and current portion of long-term debt	$37,788	$12,208

Long-term portion:
Revolving credit facility	$176,811	$572,978
Term loan under credit facility	468,750	500,000
Term facility	109,938	159,563
Receivables securitization facility	242,300	270,000
Less: financing costs, net	1,690	2,204
Long-term debt, net	996,109	1,500,337
Total debt	$1,033,897	$1,512,545

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

We also entered into the Second Amendment to Credit Agreement (the Term Facility Amendment) on June 30, 2023, among us, as Borrower, the Guarantors party thereto and Bank of America, N.A. as Lender. The Term Facility Amendment updated the index used for the Base Rate (as further defined within the Term Facility Amendment) from LIBOR to Term SOFR.

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

OVERVIEW

Financial Results

Net sales decreased 9% in the third quarter of 2023 to $1.5 billion compared to $1.6 billion in the third quarter of 2022 following 14% net sales growth in the third quarter of 2022 and 24% net sales growth in the third quarter of 2021. Our base business results approximated our consolidated results for the period. At the core of our business, maintenance activities remained stable, indicating steady demand for non-discretionary products, while pool construction-related activities remained weaker as challenging macroeconomic conditions continue weighing heavily on major project consumer spending. Our results were also negatively impacted 1% from one less selling day in the third quarter of 2023 versus the third quarter of 2022.
Gross profit decreased 15% to $428.7 million in the third quarter of 2023 from $503.7 million in the same period of 2022. Our gross profit increased at a 14% compound annual growth rate (CAGR) from the third quarter of 2019 to the third quarter of 2023. Gross margin decreased 210 basis points to 29.1% in the third quarter of 2023 compared to 31.2% in the third quarter of 2022 as we sold through our prior year lower cost inventory purchases.
Selling and administrative expenses (operating expenses) decreased 2% to $234.3 million in the third quarter of 2023 compared to $239.8 million in the third quarter of 2022 as volume-driven expenses were well managed during the quarter. As a percentage of net sales, operating expenses increased to 15.9% in the third quarter of 2023 compared to 14.8% in the same period of 2022.
While operating income in the third quarter of 2023 decreased 26% to $194.4 million from $263.9 million in the third quarter of 2022, operating income increased at a 17% CAGR from the third quarter of 2019 to the third quarter of 2023. Operating margin was 13.2% in the third quarter of 2023 compared to 16.3% in the third quarter of 2022.
Interest and other non-operating expenses, net for the third quarter of 2023 increased $1.9 million compared to the third quarter of 2022, primarily driven by higher average interest rates.
We recorded a $0.4 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2023, compared to a tax benefit of $0.6 million realized in the same period of 2022. This resulted in a $0.01 per diluted share tax benefit in the third quarter of 2023 compared to a $0.02 per diluted share tax benefit realized in the same period of 2022.

Net income decreased 27% to $137.8 million in the third quarter of 2023 compared to $190.1 million in the third quarter of 2022. Earnings per diluted share decreased 27% to $3.51 in the third quarter of 2023 compared to $4.78 in the same period of 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 26% to $3.50 compared to $4.76 in the third quarter of 2022. Our earnings per diluted share increased at a 16% CAGR from the third quarter of 2019 to the third quarter of 2023 and a 17% CAGR without the impact of ASU 2016-19 over the same period. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as this data is more readily available for analysis and represents the largest component of our operations.
Financial Position and Liquidity

As of September 30, 2023, total net receivables, including pledged receivables, decreased 16% compared to September 30, 2022, primarily due to our lower sales in 2023. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.3 days at September 30, 2023 and 27.0 days at September 30, 2022. Our allowance for doubtful accounts balance was $10.6 million at September 30, 2023 and $8.9 million at September 30, 2022.

Net inventory levels of $1.3 billion as of September 30, 2023 decreased $280.3 million, or 18%, compared to September 30, 2022 and $331.8 million, or 21%, compared to December 31, 2022 as we sold the remainder of prior year strategic purchases we made to compensate for supply chain challenges. Our inventory reserve was $25.9 million at September 30, 2023 and $23.4 million at September 30, 2022. Our inventory turns, as calculated on a trailing four quarters basis, were 2.6 times at September 30, 2023 and 2.7 times at September 30, 2022.

Total debt outstanding at September 30, 2023 was $1.0 billion compared to $1.5 billion at September 30, 2022 down $478.6 million from September 30, 2022 and $352.9 million lower than $1.4 billion at December 31, 2022, as we have used operating cash flows to reduce our debt.

Current Trends and Outlook

For a detailed discussion of trends impacting us through 2022, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

We expect sales for the full year of 2023 to be down in the range of around 10% compared to 2022 as previously disclosed in our Second Quarter 2023 Report on Form 10-Q with sales in the fourth quarter of 2023 down in the mid- to high-single digits, primarily dependent on weather conditions and pool construction activities.

As previously disclosed in our 2022 Annual Report on Form 10-K, we project gross margin for the full year of 2023 to be in line with our long-term outlook of approximately 30.0%. We expect gross margin in the fourth quarter of 2023 of approximately 29.0%.

We plan to leverage our existing infrastructure and manage discretionary spending to limit operating expense growth to 1% compared to the full year of 2022, not considering any acquisitions that may arise in the last quarter of the year.

We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2023 will approximate 25.0% to 25.2%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $5.9 million, or $0.15 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2023. We may recognize additional tax benefits related to stock option exercises in 2023 from grants that expire in future years. We have not included any expected tax benefits in our guidance beyond what we have recognized for the nine months ended September 30, 2023.

We expect 2023 diluted EPS in the range of $13.15 to $13.65, including the impact of year-to-date tax benefits of $0.15. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.

The forward-looking statements in the foregoing section are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties. See “Cautionary

Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of September 30, 2023, we conducted operations through 434 sales centers in North America, Europe and Australia. For the nine months ended September 30, 2023, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	68.8	69.9	68.2
Gross profit	29.1	31.2	30.1	31.8
Selling and administrative expenses	15.9	14.8	15.4	13.8
Operating income	13.2	16.3	14.7	18.1
Interest and other non-operating expenses, net	0.9	0.7	1.0	0.5
Income before income taxes and equity in earnings	12.3%	15.6%	13.7%	17.6%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2023 and 2022 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022
Base Business
We calculate base business results by excluding, for a period of 15 months, sales centers that we acquire, open in new markets or close. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that we consolidate with acquired sales centers.
We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales. After 15 months, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.
We have not provided separate base business income statements within this Form 10-Q as base business results approximated consolidated results, and acquisitions and sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales center count during the first nine months of 2023:

December 31, 2022	420
Acquired locations	4
New locations	10
September 30, 2023	434

Net Sales

	Three Months Ended
	September 30,
(in millions)	2023	2022	Change
Net sales	$1,474.4	$1,615.3	$(140.9)	(9)%

Following 14% net sales growth in the third quarter of 2022 and 24% net sales growth in the third quarter of 2021 (in both cases compared to the prior year quarter), net sales of $1.5 billion in the third quarter of 2023 decreased 9% compared to $1.6 billion in the third quarter of 2022. Our base business results approximated our consolidated results for the period. From 2019 to 2023, our third quarter net sales grew at a CAGR of 13%. At the core of our business, maintenance activities remained stable, indicating steady demand for non-discretionary products, while pool construction-related activities remained weaker as challenging macroeconomic conditions continue weighing heavily on major project consumer spending.
The following factors impacted our sales during the quarter and are listed in order of estimated magnitude.
•Our net sales were negatively impacted by lower sales volumes from reduced pool construction activity and discretionary replacement activity (see discussion below).
•Net sales benefited approximately 2% to 3% from inflationary product cost increases, which is net of price deflation for some products including chemical sanitizers, PVC pipe and rebar. This compares to a benefit of 9% to 10% in the third quarter of 2022.
•Sales were negatively impacted 1% from one less selling day in the third quarter of 2023 versus the third quarter of 2022.

Related to our product sales, following a period of significant growth over the past three years, we observed a period-over-period decline in volumes of discretionary products sold, largely due to lagging new pool construction activities. In the third quarter of 2023, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased 9% compared to the same period last year, and collectively represented approximately 28% of net sales for the period. Sales of building materials decreased 13% compared to the third quarter of 2022 and represented approximately 12% of net sales in the third quarter of 2023.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 2% in the third quarter of 2023 compared to the third quarter of 2022 and represented approximately 14% of our total net sales. As consumers take advantage of travel opportunities, sales to commercial swimming pool customers increased 10% in the third quarter of 2023 compared to the third quarter of 2022 and represented approximately 4% of our net sales for the third quarter of 2023.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2023	2022	Change
Gross profit	$428.7	$503.7	$(75.0)	(15)%
Gross margin	29.1%	31.2%

Gross margin decreased 210 basis points to 29.1% in the third quarter of 2023 compared to 31.2% in the third quarter of 2022. Our prior year gross margin benefited from our strategic inventory buys, when we purchased product ahead of vendor price increases. As our sales benefited from higher inflation, we were able to sell those products at a lower average cost to our sales price. Our gross margin in the third quarter of 2023 was also unfavorably impacted by a variety of factors, including product mix and customer mix and a more competitive pricing environment. Related to product mix, we realized lower sales of higher margin building materials due to a decline in construction and remodel activity, in addition to price deflation on trichlor. Changes in our customer mix resulted from a higher proportion of sales to larger, lower margin customers. Gross margin in the third quarter of 2023 also reflects a typical sequential decrease from the 30.6% gross margin realized in the second quarter of 2023.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2023	2022	Change
Selling and administrative expenses	$234.3	$239.8	$(5.5)	(2)%
Operating expenses as a % of net sales	15.9%	14.8%

Operating expenses decreased 2% in the third quarter of 2023 compared to the third quarter of 2022 as volume-driven expenses were well managed during the quarter. Our operating expenses reflect lower employee-related costs, lower variable and discretionary expenses and reduced delivery and vehicle operating costs. Employee-related expenses were down 5% from the third quarter of 2022, primarily reflecting lower performance-based compensation expense and controlled overtime and temporary employee pay that correlate with lower sales volumes. Freight-related costs declined due to lower fuel costs and lower sales. These expense decreases were partially offset by higher building and insurance costs between periods related to inflation and the expansion of our network. We recorded goodwill impairment of $0.6 million during the third quarter of 2023, primarily related to one of our Horizon reporting units in Texas that we previously identified as being most at risk of goodwill impairment.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2023 increased $1.9 million compared to the third quarter of 2022, as higher average interest rates more than offset a decrease in average debt between periods. Our weighted average effective interest rate increased to 5.2% in the third quarter of 2023 from 3.2% in the third quarter of 2022 on average outstanding debt of $1.0 billion and $1.5 billion for the respective periods.

Income Taxes

Our effective income tax rate was 23.8% for the three months ended September 30, 2023, compared to 24.7% for the three months ended September 30, 2022. We recorded a $0.4 million tax benefit from ASU 2016-09 in the quarter ended September 30, 2023, compared to a tax benefit of $0.6 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 24.1% for the third quarter of 2023 and 24.9% for the third quarter of 2022. Our third quarter effective income tax rate is typically lower compared to other quarters due to the annual expiration of statutes of limitations in the various jurisdictions where we have recorded uncertain tax positions.

Net Income and Earnings Per Share

Net income decreased 27% to $137.8 million in the third quarter of 2023 compared to $190.1 million in the third quarter of 2022. Earnings per diluted share decreased 27% to $3.51 in the third quarter of 2023 compared to $4.78 in the same period of 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 26% to $3.50 in the third quarter of 2023 compared to $4.76 in the third quarter of 2022. See the reconciliation of GAAP to non-GAAP measures below.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022
Net Sales

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Change
Net sales	$4,538.5	$5,083.8	$(545.3)	(11)%

Net sales for the first nine months of 2023 decreased 11% compared to the same period last year. Differing weather conditions in the first half of 2023 contributed to variability in our results across our geographic markets in the first and second quarters of the year. While our southern markets experienced more typical weather during the first quarter of 2023 and generated encouraging results, higher precipitation and cooler temperatures suppressed results in our western markets, including two of our largest markets, California and Arizona. In the second quarter of 2023, cautious consumer sentiment combined with a slow start to the swimming pool season after unfavorable weather early in the quarter led to slower maintenance activity than anticipated, reduced outdoor living construction activity and deferred discretionary replacement activity. In the third quarter of 2023, results reflected lower sales volumes from reduced pool construction activity and discretionary replacement activity. Net sales benefits from record hot temperatures across the southern United States in the third quarter were largely offset by rainy conditions in the Northeast.

The following factors also impacted our sales and are listed in order of estimated magnitude.

•Net sales benefited approximately 4% from inflationary product cost increases, which compares to a benefit of 9% to 10% in the first nine months of 2022.
•We estimate that unfavorable weather conditions in the first nine months of 2023 negatively impacted sales by approximately 2%.
•Sales were also negatively impacted 1% from lower customer early buy activity in the first nine months of 2023 versus the first nine months of 2022.

The impact of differing weather patterns contributed to variability in the results of our geographic markets in the first nine months of the year, particularly in the first half of the year. Net sales in our North American seasonal markets, representing 44% of our net sales in the first nine months of 2023, decreased 14% compared to the first nine months of 2022 as these markets are more sensitive to weather conditions, particularly in the shoulders of the season when unfavorable weather delays the openings of swimming pools. Comparatively, net sales in our North American year-round markets, representing 52% of our net sales in the first nine months of 2023, decreased 9% compared to the first nine months of 2022.

Related to our product sales, following a period of significant growth over the past three years, we observed a year-over-year decline in volumes of discretionary products sold, largely due to lagging new pool construction activities. In the first nine months of 2023, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased approximately 10% compared to the same period last year and collectively represented 29% of net sales in the first nine months of 2023. Sales of building materials decreased 9% compared to the first nine months of 2022 and represented approximately 13% of net sales in the first nine months of 2023.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 9% in the first nine months of 2023 compared to the first nine months of 2022 and represented approximately 15% of our consolidated net sales. As consumers take advantage of travel opportunities, sales to commercial customers increased 10% in the first nine months of 2023 compared to the first nine months of 2022 and represented approximately 4% of our consolidated net sales in the first nine months of 2023.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Change
Gross profit	$1,366.3	$1,617.7	$(251.4)	(16)%
Gross margin	30.1%	31.8%

Gross margin declined 170 basis points to 30.1% in the nine months ended September 30, 2023, compared to 31.8% in the first nine months of 2022. Our prior year gross margin benefited from higher levels of inflation and price increases, while gross margin in the first nine months of 2023 is in line with our longer-term annual gross margin outlook of 30.0%. Our gross margin in the first half of 2023 reflected benefits from sales of strategic lower cost inventory purchases we made ahead of vendor price increases, which was most impactful in the first quarter of 2023 when a higher portion of lower-priced inventory was sold. Gross margin in the third quarter of 2023 was also impacted by less advantageous product and customer mix and a competitive pricing environment.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2023	2022	Change
Selling and administrative expenses	$699.0	$699.2	$(0.2)	—%
Operating expenses as a % of net sales	15.4%	13.8%

Operating expenses for the nine months ended September 30, 2023 were flat compared to the prior year period. Our largest expense growth drivers related to higher rent and facility costs, increased insurance and healthcare-related costs, the return of in-person customer-facing retail events and investments in customer-focused projects. These increases were offset by lower employee-related costs, lower variable and discretionary expenses and reduced delivery and vehicle operating costs. We also recorded goodwill impairment of $0.6 million in the first nine months of 2023, primarily related to one of our Horizon reporting units in Texas that we previously identified as being most at risk of goodwill impairment.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2023 increased $20.9 million compared to the same period last year, as higher average interest rates more than offset a decrease in average debt between periods. Our weighted average effective interest rate increased to 5.1% from 2.3% for the respective periods on average outstanding debt of $1.2 billion for the first nine months of 2023 versus $1.5 billion for the same period of 2022.

Income Taxes

Our effective income tax rate was 24.1% for the nine months ended September 30, 2023, compared to 24.3% for the nine months ended September 30, 2022. We recorded a $5.9 million, or $0.15 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2023, compared to a $9.5 million, or $0.24 per diluted share, tax benefit in the same period of 2022. Without the benefits from ASU 2016-09, our effective tax rate was 25.0% for the nine months ended September 30, 2023, and 25.3% for the nine months ended September 30, 2022.

Net Income and Earnings Per Share

Net income decreased 30% to $471.8 million for the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022. Earnings per diluted share decreased 29% to $12.00 for the nine months ended September 30, 2023, versus $16.82 per diluted share for the nine months ended September 30, 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 29% to $11.85 for the nine months ended September 30, 2023, compared to $16.58 for the nine months ended September 30, 2022. See the reconciliation of GAAP to non-GAAP measures below.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
Diluted EPS	$3.51	$4.78	$12.00	$16.82
ASU 2016-09 tax benefit	(0.01)	(0.02)	(0.15)	(0.24)
Adjusted diluted EPS	$3.50	$4.76	$11.85	$16.58

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

(Unaudited)	QUARTER
(in thousands)	2023			2022				2021
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,474,407	$1,857,363	$1,206,774	$1,095,920	$1,615,339	$2,055,818	$1,412,650	$1,035,557
Gross profit	428,731	567,783	369,755	315,731	503,687	666,804	447,189	322,376
Operating income	194,443	327,009	145,771	107,295	263,877	418,888	235,723	127,891
Net income	137,843	232,250	101,699	71,863	190,055	307,283	179,261	107,609

Balance Sheet Data
Total receivables, net	$461,582	$630,950	$564,171	$351,448	$549,796	$756,585	$679,927	$376,571
Product inventories, net	1,259,308	1,392,886	1,686,683	1,591,060	1,539,572	1,579,101	1,641,155	1,339,100
Accounts payable	429,436	485,100	739,749	406,667	442,226	604,225	685,946	398,697
Total debt	1,033,897	1,184,586	1,365,750	1,386,803	1,512,545	1,595,398	1,505,073	1,183,350

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2023 and 2022 Results

During the third quarter of 2023, sales benefited from record breaking temperatures and below average precipitation across the southern United States, especially Texas, Louisiana and Florida. These benefits were largely offset by rainy conditions in the Northeast. Comparatively, sales in the third quarter of 2022 were generally aided by above-average temperatures throughout much of the contiguous United States, although Florida saw a decline in sales due to closures resulting from Hurricane Ian towards the end of the quarter.

Overall, weather conditions unfavorably impacted sales in the second quarter of 2023, particularly at the beginning of the second quarter. The first week of April through Easter weekend was much cooler across the West versus both average temperatures and prior year. The last week of April was also significantly cooler than normal from Texas through the mid-Atlantic region, excluding the coastal Southeast. While the Northeast had warmer than average weather the first few weeks of April, temperatures cooled dramatically through the first week of May and smoke from wildfires in Canada unfavorably impacted sales in early June. Weather in Florida was more normal and consistent with prior year, while favorable weather conditions compared to the second quarter of 2022 were limited to the Pacific Northwest and Europe. Similarly, sales growth in the second quarter of 2022 was challenged by unfavorable weather conditions in our seasonal markets and Europe; however, our southern markets benefited from above-average temperatures, particularly in Texas.

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

We focus our capital expenditure plans principally on the needs of our sales centers, and in recent years have increased our spending on information technology. Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 0.7% of net sales in 2022 and 2021 and 0.6% of net sales in 2020. From 2020 to 2022, our capital expenditures as a percentage of net sales were lower than our historical average primarily due to our significant sales growth. Based on management’s current plans and our spending through September 30, 2023, we project capital expenditures in 2023 will approximate 1.0% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2023	2022
Operating activities	$750,018	$307,470
Investing activities	(54,506)	(34,514)
Financing activities	(656,835)	(248,404)
Net cash provided by operations improved to $750.0 million for the first nine months of 2023 from $307.5 million for the first nine months of 2022, primarily driven by positive changes in working capital, particularly as we sold through our prior year strategic inventory purchases, partially offset by lower net income.

Net cash used in investing activities for the first nine months of 2023 increased $20.0 million compared to the first nine months of 2022, primarily due to a $15.0 million increase in capital expenditures and a $3.2 million increase in cash used for acquisitions.
Net cash used in financing activities was $656.8 million for the first nine months of 2023 compared to $248.4 million for the first nine months of 2022, primarily reflecting $353.4 million of net debt payments in the first nine months of 2023 versus $328.6 million of net debt proceeds in the first nine months of 2022 and an increase in dividends paid of $13.4 million, partially offset by a $284.1 million decrease in share repurchases between periods.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). Effective June 30, 2023, we amended the index rate used to pay interest on our Credit Facility and Term Facility, from the one-month London Interbank Offer Rate (LIBOR) to the one-month Term Secured Overnight Financing Rate Index Rate (Term SOFR). For additional details regarding these facilities, including recent amendments, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2022 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Credit Facility

Our Credit Facility provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The term loan requires quarterly amortization payments during the third, fourth and fifth years of the loan, beginning in September 2023 aggregating to 20% of the original principal amount of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At September 30, 2023, there was $176.8 million of revolving borrowings outstanding, a $493.8 million term loan, a $16.0 million standby letter of credit outstanding and $557.2 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of September 30, 2023, was approximately 4.5%, excluding commitment fees.

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

At September 30, 2023, there was $109.9 million outstanding under the Term Facility with a weighted average effective interest rate of 6.5%.

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

At September 30, 2023, there was $242.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.2%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2023, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of September 30, 2023, our average total leverage ratio equaled 1.48 (compared to 1.48 as of June 30, 2023) and the TTM average total indebtedness amount used in this calculation was $1.2 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2023, our fixed charge ratio equaled 6.07 (compared to 6.74 as of June 30, 2023) and TTM Rental Expense was $89.0 million.

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
As of September 30, 2023, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of September 30, 2023, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2022 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of October 23, 2023, $463.3 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes during the nine months ended September 30, 2023, from what we reported in our 2022 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2022 Annual Report on Form 10-K.
Currency Risk
There have been no material changes during the nine months ended September 30, 2023, from what we reported in our 2022 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2022 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2023, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of September 30, 2023, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2023	—	$—	—	$600,000,000
August 1-31, 2023	166,447	$360.77	166,299	$540,002,039
September 1-30, 2023	218,295	$351.27	218,295	$463,320,854
Total	384,742	$355.38	384,594
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 148 shares surrendered for this purpose in the third quarter of 2023.
(2)In May 2023, our Board authorized an additional $413.6 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of October 23, 2023, $463.3 million of the authorized amount remained available for use under our current share repurchase program.
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

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and nine months ended September 30, 2023 and September 30, 2022;
2.Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and September 30, 2022;
3.Consolidated Balance Sheets at September 30, 2023, December 31, 2022 and September 30, 2022;
4.Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and September 30, 2022;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2023 and September 30, 2022; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 26, 2023.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant