Form 10-K
period 2023-12-31
POOL CORP
filed 2024-02-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2023 was $14,212,954,827.
As of February 20, 2024, there were 38,376,151 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may also be referred to as we, us or our), a member of the S&P 500 Index, is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the leading distributors of irrigation and landscape maintenance products in the United States.

Our industry is highly fragmented, and as such, we believe we add considerable value to the industry by purchasing products from a large number of manufacturers and then efficiently distributing the products to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2023, we operated 439 sales centers in North America, Europe and Australia through our five distribution networks:

•SCP Distributors (SCP);
•Superior Pool Products (Superior);
•Horizon Distributors (Horizon);
•National Pool Tile (NPT); and
•Sun Wholesale Supply (Sun Wholesale).

Our Industry

We believe that the swimming pool industry will continue to grow with the increased penetration of new pools into households with the discretionary income and physical capacity to install a swimming pool. We believe significant growth opportunities also reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools, technological advancements and the development of environmentally sustainable, energy-efficient and more aesthetically attractive products. The desire for consumers to enhance their outdoor living spaces with hardscapes, lighting and other outdoor living-related products provides us with additional future growth opportunities in this area.

Over the past several years, favorable demographic and socioeconomic trends have positively impacted our industry, and we believe these trends will continue over the long term. These favorable trends include the following:

•long-term growth in housing units in warmer climate markets due to the population migration toward the southern United States, where use of the outdoor home environment is more prevalent and extends longer throughout the year;
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
•consumers increasing focus on environmentally sustainable, energy-efficient products; and
•remote and hybrid work trends as homeowners seek to create attractive areas in their backyards as an extension of their home space.

We estimate about 60% of consumer spending in the pool industry is for maintenance and minor repair of existing swimming pools.  Maintaining a safe and consistent water chemistry and the related upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates non-discretionary demand for pool chemicals, equipment and other related parts and supplies.  We also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create ongoing demand for other maintenance-related goods and certain discretionary products that we supply.

Consistent growth of the installed base of in-ground swimming pools and the recurring nature of the maintenance and repair market has helped maintain a relatively consistent rate of industry growth.  This characteristic has helped cushion the negative impact on revenues in periods when unfavorable economic conditions and softness in the housing market adversely impacted consumer discretionary spending, including pool construction and major replacement and renovation activities.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates and information from 2022 P.K. Data, Inc. reports):

U.S. In-Ground Pools
In Millions
5.6
5.4
5.2
5.0
4.8
4.6
4.4
4.2
2013
2014
2015
2016
2017
2018
2019
2020
2021
2022
2023E

The swimming pool remodel, renovation and upgrade market currently accounts for an estimated 21% to 23% of consumer spending in the pool industry.  The activity in this market, which includes major swimming pool remodeling and upgrading, is driven by the aging of the installed base of pools and availability of enhanced feature products such as swimming pool automated controls, variable speed pumps, robotic cleaners and LED pool and hot tub lighting. Many new homeowners with existing pools transform older pools into a modern backyard oasis through upgraded features, finishes and equipment. Among other factors such as the southern population migration and housing shortage trends, the timing of these types of expenditures is more sensitive to economic factors including home values, single-family home sales and consumer confidence that impact consumer spending compared to the maintenance and minor repair market.

We estimate that new swimming pool construction comprises approximately 17% to 18% of consumer spending in the pool industry.  The demand for new pools is driven by the perceived benefits of pool ownership including enhanced property value, relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.  The industry is also affected by other factors including, but not limited to, consumer preferences or attitudes toward pool and related outdoor living products for aesthetic, environmental, safety or other reasons.

The irrigation and landscape maintenance industry shares many characteristics with the pool industry, and we believe that it exhibits similar long-term growth rates. Irrigation system installations often occur in tandem with new single-family home construction making them more susceptible to economic variables that drive new home sales. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the new housing market. The irrigation and landscape maintenance products distribution business serves both residential and commercial markets, with the majority of sales related to the residential market. Within the United States market, we believe that residential and commercial irrigation products account for approximately 30% to 35% of total spending in the industry, with the remaining 65% to 70% of spending related to landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories.

Economic Environment

Certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly new pool and irrigation system starts as well as the timing and extent of pool remodels, equipment replacements, landscaping projects and outdoor living space renovations. Consumers typically spend more on new pools, new irrigation systems, renovations and replacement when general economic conditions are strong.

We believe that over the long term, home value appreciation and single-family housing turnover correlate with demand for new pool construction, with higher rates of home appreciation and turnover having a positive impact on new pool installations over time. While most new swimming pools are installed in existing homes, there has also been a correlation of new pool construction activity to new home construction activities over time. We also believe that homeowners’ discretionary spending capacity, availability of consumer credit and favorable borrowing rates are critical factors enabling the purchase of new swimming pools and irrigation systems. Similar to other discretionary purchases, replacement and renovation activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment levels. Contractor labor availability has also become an issue in recent years, limiting our customers’ ability to fully meet consumer construction and renovation demand. While existing home turnover slowed in 2023 driven by higher interest rates and homeowners taking advantage of their existing lower rate mortgages, new home construction grew versus a decline in new pool construction, creating more available backyards for swimming pools when economic conditions stabilize.

Over the past decade, consumers’ investments in their homes, including backyard renovations, have flourished. In recent years, steady increases in home values, lack of affordable new homes and increased mortgage rates have prompted homeowners to stay in their homes longer and upgrade their home environments, including their backyards. Many families have spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. These outdoor investment trends, which were particularly heightened during 2020 through 2022, resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. In 2023, we estimate that new in-ground pool construction units decreased 23% to approximately 75,000 units from 98,000 units in 2022 as new construction activities declined following significant growth in 2021 and 2020. Our estimate of the new in-ground pool units added in 2023 is consistent with the 78,000 pools added in 2019. We expect that consumers will continue to invest in outdoor living spaces as they consider backyards an extension of their home space. We believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, strong housing demand dynamics and product developments and technological advancements as consumers focus on more environmentally sustainable and energy-efficient products.

Historically, annual price inflation averaged 1% to 2% in our industry. We generally pass industry price increases through our supply chain and may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing. During 2021 and 2022, supply chain interruptions, production shutdowns and weather-related events resulted in increased inflation as higher costs to produce and transport finished products were passed through to consumers. Our results in 2022 benefited from extraordinary inflationary product cost increases of approximately 10% following a benefit of 7% to 8% in 2021. In 2023, inflationary product cost increases moderated and benefited our sales by approximately 3% to 4%. We believe that results in 2024 will be impacted by inflationary product cost increases of approximately 2% to 3%.

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

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming.  These programs include digital and media advertising, industry-oriented website development such as www.swimmingpool.com®, www.hottubs.com® and www.nptpool.com®, social media platforms and other digital marketing initiatives, including our NPT® Backyard mobile app.  We use these programs as tools to educate consumers and lead prospective pool owners to our customers. We also promote the growth of our industry by offering a growing selection of energy-efficient and environmentally preferred products, which support sustainability and can help pool owners save energy, water, time and money. Our environmentally friendly technology products include variable speed pumps, LED pool and hot tub lights and high-efficiency heat pumps. Our Horizon sales centers offer organic fertilizers, organic pesticides, and irrigation and drainage products that reduce water usage and soil erosion, allowing our customers and homeowners to have less of an impact on freshwater reserves.

We promote the growth of our customers’ businesses by offering the broadest product assortment through the largest number of conveniently located market-based sales centers and through comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  We provide in depth product training that allows our customers to expand the scope of their product offerings. We also provide uniquely tailored advertising programs that include such features as digital marketing, customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  As a customer service, we also provide certain customers assistance with all aspects of their business, including site selection, store layout and design, product merchandising, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in over 100 of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry. We also function as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at promoting industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations, which we define as capacity creation. We create capacity with business to business development tools and execution aimed at ensuring best-in-class service and value creation for our customers and suppliers. In particular, our Pool360 and Horizon 24/7 internet and mobile platforms help our customers be more productive by allowing them to digitally receive pricing and product availability information, and enter orders, while leveraging our customer service staff resources, particularly during peak business periods. These tools offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes and also provide our customers graphical catalog presentation in the same platform. Our BlueStreak mobile ordering platform enables our sales associates to process orders faster, often eliminating the need for customers to get out of their vehicles. We are focused on efficiency at our sales centers and warehouses through order processing speed at the counter, intentional showroom layouts, sales center merchandising, bin replenishment and velocity slotting. Velocity slotting uses technology to identify fast moving, high velocity items, which are then color-coded and placed in an easily accessible location to create efficiencies for both our employees and customers.

We believe that ongoing investments in digital transformation and technology help us provide best-in-class service to our customers by improving the customer experience, enhancing our existing customer relationships and expanding our customer base. To that end, a part of our growth strategy includes investing in technology that allows us to better serve our customers and using this information to make better data-driven decisions for our business. We recently launched Pool360 WaterTest and are in the process of rolling out Pool360 PoolService under our Pool360 platform of technologies. Pool360 WaterTest is a professional water testing software available to our retail customers that works with our complete line of proprietary brand pool and hot tub chemicals. Our Pool360 PoolService app is a mobile tool that allows pool professionals to better manage their service business and improve their customers’ experience. We believe these tools allow us to support and grow our retail and service customer base. Going forward, we plan to continue to grow our suite of Pool360 technologies with additional resources for our customers.

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

We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories. We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically. Going forward, we expect to continue to realize sales growth through market share gains and continued expansion of our product offerings with a focus on our proprietary and exclusive brand products.

Customers and Products

We serve roughly 125,000 customers. No single customer accounted for 10% or more of our sales in 2023. Most of our customers are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing no more than ten employees (in many cases, working alone or with a limited crew).  These customers also buy products from other distributors, mass merchants, home stores and certain specialty and internet retailers.

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

We conduct our operations through 439 sales centers in North America, Europe and Australia. Our primary markets, with the highest concentration of swimming pools, are California, Texas, Florida and Arizona, collectively representing approximately 54% of our 2023 net sales.  In 2023, we generated approximately 95% of our sales in North America (including Canada and Mexico), 4% in Europe and 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to the North American swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Our goal is to be a trusted resource for both industry professionals, retailers and consumers in the outdoor living industry. We use local sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our sales and marketing personnel focus on developing customer training programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from our sales centers as trusted resources for our customers and are charged with understanding and meeting our customers’ specific needs. Our sales center personnel help educate our customers on a variety of topics including the newest, most innovative products and solutions that can elevate their businesses.

We offer our customers more than 200,000 manufacturer and proprietary and exclusive brand products.  We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and related products and other pool construction and recreational products is the most comprehensive in the industry. We sell the following types of products:

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

We currently have over 650 product lines and approximately 50 product categories. Based on our 2023 product classifications, sales for our pool and hot tub chemicals product category represented approximately 14% of total net sales for 2023, 13% of total net sales in 2022 and 9% of total net sales in 2021. The increase in pool and hot tub chemicals as a percentage of our total net sales from 2021 to 2022 was driven primarily by our December 2021 acquisition of Porpoise Pool & Patio and its chemical re-packaging plant, combined with inflation and improved supply over the prior year. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

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

New product technology provides opportunities not only for improved energy-efficiency but also expanded control and convenience in enjoying leisure activities. We offer a growing selection of energy-efficient and environmentally preferred products, which support sustainability and can help pool owners save energy, water, time and money. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. Also, robotic cleaners offer consumers a more efficient option for maintaining their swimming pools. We see each of these developments as significant growth opportunities.

Over the last several years, we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who operate and service large commercial installations such as hotels, condominiums, apartment complexes, universities and community recreational facilities. We continue to leverage our existing sales center networks and customer and vendor relationships to grow this market.

In 2023, the sale of maintenance and minor repair products (non-discretionary) accounted for approximately 62% of our sales, while approximately 24% of our sales were derived from partially discretionary products used in the remodel, renovation, upgrade of pools and approximately 14% of our sales were derived from discretionary products used in the construction and installation (equipment, materials, plumbing, electrical, etc.) of swimming pools. These components may vary from year to year.

Operating Strategy

We distribute swimming pool supplies, equipment and related leisure products domestically through our SCP and Superior sales center networks and internationally through our SCP network. We adopted the strategy of operating two distinct distribution networks within the U.S. swimming pool market primarily to offer our customers a choice of distinctive product selections, locations and service personnel. We distribute irrigation, landscape maintenance and related products through our Horizon network.

Swimming pool tile, decking materials and interior pool surfacing products are distributed through our NPT network, as well as through SCP and Superior networks. Our NPT network primarily serves the swimming pool market with our market-leading brand of pool tile and composite pool finish products but also provides some overlap with the irrigation and landscape industry as we offer NPT hardscapes and other outdoor living products. As more consumers create and enhance outdoor living areas and invest more in their outdoor environment, we believe we can focus our resources to address such demand by leveraging our existing pool and irrigation and landscape maintenance customer base. We feel the development of our NPT network is a natural extension of our distribution model. In addition to our 21 standalone NPT sales centers, we currently have over 100 SCP and Superior sales centers that feature consumer showrooms where landscape and swimming pool contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades, and serve as stocking locations for our NPT brand products. We also offer virtual tools for homeowners to select and design their pool and outdoor environments, collaborating with their chosen contractors to install these products. Our NPT® Backyard mobile app and www.nptpool.com® allow our customers to virtually design, customize and view a pool in their own backyard within seconds. We believe our showrooms, local stocking of products and virtual support provide us with a competitive advantage in these categories. Given the more discretionary nature of these products, this business is more sensitive to external market factors compared to our business overall.

Sun Wholesale Supply, which we acquired in December 2021, distributes swimming pool supplies, equipment and related leisure products, primarily servicing independently owned and operated Pinch A Penny, Inc. franchise locations. Since December 2021, we have expanded Pinch A Penny franchise operations through additional locations of Pinch A Penny franchised stores and expect to continue these expansion initiatives. Sun Wholesale Supply also owns and operates a specialty chemical re-packaging plant providing pool chemical products to the Pinch A Penny franchised store network and a portion of the chemical products sold through our SCP and Superior sales centers.

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

We also operate four centralized shipping locations (CSLs) in the United States that redistribute products we purchase in bulk quantities to our sales centers or, in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of outdoor living products.

Purchasing and Suppliers

We believe we enjoy good relationships with our suppliers, who generally offer competitive pricing, return policies and promotional allowances.  It is customary in our industry for certain manufacturers to manage their shipments by offering seasonal terms to qualifying purchasers such as Pool Corporation, which are referred to as early buy purchases.  These early buy purchases typically allow us to place orders in the fall at a modest discount, take delivery of product during the off-season months and pay for these purchases in the spring or early summer. Due to vendor backlogs resulting in product availability constraints, these early buy opportunities were generally not available in 2021 or 2020. Although early buy opportunities were re-established in 2022, they were not widely utilized until 2023 due to higher stocking levels in 2022.

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

We regularly evaluate supplier relationships and consider alternate sourcing to ensure competitive cost, service and quality standards.  Our largest suppliers include Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 19%, 10% and 10%, respectively, of the cost of products we sold in 2023.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and one of the only national wholesale distributors focused on the swimming pool industry in the United States.  We are also one of the leading distributors of irrigation and landscape maintenance products in the United States.  We face intense competition from many regional and local distributors in our markets and from three national wholesale distributors of irrigation and landscape supplies.  We also face competition, both directly and indirectly, from mass market retailers (both store-based and internet) and large pool supply retailers who primarily buy directly from manufacturers.

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

Environmental, Social and Governance (ESG)

Environmental

We are committed to sustainable business practices, which includes offering eco-friendly products to our customers, closely monitoring our sourcing activities, and being good stewards within the communities we serve. We are taking steps to reduce our carbon footprint and to improve product choices that allow pool and homeowners to reduce their environmental impact. We are also installing more energy-efficient systems throughout our sales center network. We continually strive to ensure success in our business while protecting resources for future generations. Our sustainability goals include the reduction of greenhouse gases and other harmful air emissions, water conservation, energy conservation and carbon footprint minimization. We also endeavor to handle, distribute, transport and dispose of all products in a responsible manner, particularly the chemicals and fertilizers that we sell.

Social - Human Capital Management

We employed approximately 6,000 people at December 31, 2023 and approximately 90% of our employees were located in the U.S. Given the seasonal nature of our business, our peak employment period is the summer season and, depending on expected sales levels, we add 100 to 200 employees to our work force to meet seasonal demand. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

Our goal is to be an Employer of Choice by focusing on the engagement, development, retention, and health and well‑being of our employees. We believe that our success is a direct result of the contributions and commitment of our employees. We provide competitive pay and benefits, training and continuing education, and professional development and promotional opportunities to engage and reward our team. We have established a set of standard operating procedures to optimize our human capital management function, including recruitment and employee relations policies, training practices and operational instructions. We focus on the following factors in implementing and developing our human capital strategy:

•employee health, safety and wellness;
•diversity, equity and inclusion;
•employee growth and development; and
•employee compensation and benefits.

Employee Health, Safety and Wellness

Our commitment to the health, safety and wellness of our employees ranks at the top of our core operating priorities. Our ultimate goal is to send every employee home each night in the same condition in which they came to work that morning. We aim to achieve zero serious injuries through continued investment in, and focus on, our core safety programs and injury-reduction initiatives. This effort begins immediately with new employees and is reinforced each day through a focus on training, safety awareness, risk identification and other essential safety protocols. We closely monitor overall workers’ compensation and auto claims, OSHA recordable incidents, Department of Transportation compliance and other internally established safety prevention elements in an effort to make every workday safe.

Diversity, Equity and Inclusion (DEI)

We are committed to fostering a diverse, equitable and inclusive workplace that represents the communities in which we work and live. We believe that diversity drives innovation and delivers the best solutions to complex problems. Our culture is one where differences are welcomed, valued and respected.

We are committed to expanding the diversity of our workforce through the hiring, retention and advancement of underrepresented populations. To achieve this, our approach to DEI is as follows:

•Diversity: Recruit, develop and retain a diverse workforce and provide developmental opportunities for career advancement for all employees;
•Equity: Ensure that our policies, practices and procedures are fair and enable equal employment opportunity for prospective candidates and employees; and
•Inclusion: Communicate that we, as an Employer of Choice, are committed to DEI with action-oriented programs that produce results and employee engagement.

Our DEI efforts are focused on expanding content in core employee development programs and improving our ability to recruit and hire first-class diverse talent. To create connection and community, we have established a Women’s Interactive Network (WIN) and diversity mentoring program to cultivate the growth and development of our female and diverse employees. We also support our employees with training and development opportunities, which includes content aimed at creating and sustaining an inclusive environment.

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

When our employees succeed, the company succeeds. To help our employees achieve success in their roles, we emphasize continuous training and career development opportunities. These opportunities include annual performance reviews, succession planning, promotion and advancement opportunities, ongoing training in safety and security protocols, updates on new products and service offerings and deployment of technologies. We also provide a series of managerial training to our field and departmental leaders. This coursework covers topics such as leading with inclusion, recruitment best practices, effective communications, leading and empowering others and managing employee performance.

We also provide an entry level training program to prepare Manager Trainees (MITs) for sales and operations management opportunities and build our pipeline for field leadership. Our MITs are hosted at either our state-of-the-art EDGEucation Center or in a virtual classroom. They gain valuable experience during their training program through field-based interaction with customers and operating management. Our program includes interaction with subject matter experts, hands-on projects and role play to provide MITs with practical industry knowledge, leadership skills and the tools necessary to succeed within our organization.

Our employees are also involved in a multitude of volunteer efforts that positively impact our communities through support of charitable organizations. We have donated over $3 million through our partnerships with YMCAs across the country to provide free water safety lessons and lifeguard training in underserved communities. Our donations have funded safety around water swimming lessons and lifeguard training scholarships from coast to coast. Our local employees and partners have also donated their time and energy to make these events a success.

Employee Compensation and Benefits

We strive to provide market-competitive compensation, benefits and services to our employees. Our performance-based compensation philosophy rewards each employee’s individual contributions regardless of gender, race or ethnicity. Our total compensation package includes cash compensation (base salary and performance-based incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a shareholder through equity grants for management and our employee stock purchase plan. Our employees can take advantage of a range of benefits, including healthcare and wellness programs, tuition reimbursement for eligible employees and multi-year scholarships to their dependents, and financial wellness programs to help provide education and tools to assist in improving, maintaining and capitalizing on our employees’ financial future. We closely monitor employee turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.

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

Seasonality and Weather

Our business is seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are lower during the first and fourth quarters. In 2023, we generated approximately 60% of our net sales and 70% of our operating income in the second and third quarters of the year.

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
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2023 and 2022, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Government Regulations

Our business is subject to a wide variety of regulations, principally under local fire codes and international, federal, state and local environmental and health and safety requirements, including regulation by the Environmental Protection Agency, the Consumer Product Safety Commission, the Department of Transportation, the Occupational Safety and Health Administration, the National Fire Protection Agency and the International Maritime Organization. Most of these requirements govern the packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. We store certain types of chemicals and/or fertilizers at each of our sales centers and the storage of these items is strictly regulated by local fire codes. In addition, we sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing.

Intellectual Property

We maintain both domestic and foreign registered trademarks and patents, primarily for our proprietary and exclusive brand products that are important to our current and future business operations. We also own rights to numerous internet domain names.

Geographic Areas

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three fiscal years (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$5,126,308	$5,674,909	$4,749,459
International	415,287	504,818	546,125
	$5,541,595	$6,179,727	$5,295,584

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three fiscal year ends (in thousands):

	December 31,
	2023	2022	2021
United States	$215,109	$185,117	$171,408
International	8,820	8,592	7,600
	$223,929	$193,709	$179,008

Website Access and Additional Information

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

In this annual report and other of our public disclosures, we estimate the impact that favorable or unfavorable weather had on our operating results. In connection with these estimates, we make several assumptions and rely on various third-party sources. It is possible that others assessing the same data could reach conclusions that differ from ours.

Item 1A.  Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our strategic, operational and capital allocation plans and objectives, management’s views on industry, economic, competitive, technological and regulatory conditions and other forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to publicly update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the risks described below in this Item 1A, below in Item 7 of this Form 10-K and elsewhere in this Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Investing in our securities involves multiple risks and uncertainties. Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statement are described below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risks discussed below are not the only risks we face. Other risks or uncertainties not presently known to us, or that we currently believe are immaterial, may materially affect our business if they occur. Moreover, new risks emerge from time to time. Further, our business may also be affected by additional factors that generally apply to all companies operating in the U.S. and globally, which we have not included below.

Risks Relating to Macroeconomic Conditions or Events

The demand for our products may be adversely affected by unfavorable economic conditions and changes in consumer discretionary spending.

Demand for our products is subject to fluctuations and is difficult to predict, often due to factors outside of our control. Consumer discretionary spending significantly affects our sales and is impacted by a variety of factors, including general economic conditions, the residential housing market, unemployment rates, wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In economic downturns or recessions, the demand for swimming pool, irrigation, landscape and related outdoor living products typically declines, often corresponding with declines in discretionary consumer spending, the growth rate of pool eligible households and swimming pool construction. Currently over 86% of our net sales are derived from sales of maintenance, repair, replacement and renovation products necessary to maintain existing swimming pools. However, the growth in this portion of our business depends on the expansion of the installed pool base, which could also be adversely affected by decreases in construction activities, similar to the trends experienced this past year. A weak economy may also cause consumers to defer discretionary replacement and renovation activity. Even in generally favorable economic conditions, severe or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools, irrigation systems and outdoor living products. Unfavorable economic conditions or a downturn in the housing market could result in a significant tightening of credit markets, which can limit the ability of consumers to access financing for new swimming pools and irrigation systems.

During 2022 and 2023, interest and inflation rates were higher than the three years prior to 2022, economic uncertainties increased, and consumer credit tightened, which led to a slowdown in new pool permits (signaling a decline in new construction projects). During 2023, the heightened demand for our products during the pandemic moderated as consumers applied less disposable income to pools and other home improvements. These economic events reduced our revenues in 2023 and are expected to similarly impact our revenues in 2024.

Discretionary spending is often adversely affected during times of economic, social or political uncertainty, whether caused by health threats, man-made or natural disasters, or other similar events discussed below in this item 1A. These events could create uncertainties that negatively impact our business in ways that we cannot presently predict.

Changes in our customer base could also impact us. Our business could be adversely impacted if (i) consolidation of our customers leads to changes in purchasing habits, (ii) more people choose to live in urban settings or (iii) more homeowners bypass our customers by directly procuring their own supplies or undertaking their own improvement projects.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic, could adversely impact our business and results of operations.

An outbreak of disease or similar public health threat, such as the recent COVID-19 pandemic and its negative impact on the worldwide economy, could have an adverse impact on our workforce, supply chain or operations. Although our revenues increased during the COVID-19 pandemic that began in early 2020, we cannot assure you that our revenues would increase in the event of a future public health emergency. New variants of COVID-19 could continue to cause outbreaks and uncertainties, and any future epidemics, pandemics or similar public health crises could adversely impact our business and results of operations.

Other catastrophic events or societal unrest could adversely impact our operations.

Terrorist attacks, wars, rioting, labor strife, civil disturbances, societal unrest or political instability could negatively impact us directly by interfering with our ability to operate or indirectly by depressing macroeconomic conditions. Our customers could also encounter hardships that negatively impact their ability to make timely payments to us or to continue doing business with us.

Risks Relating to Our Business and Industry

We are susceptible to adverse weather conditions, which could intensify as a result of climate change.

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2023, we generated approximately 60% of our net sales and 70% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Unfavorable weather during these quarters in our largest geographic regions can significantly affect our results. Unseasonably late warming trends in the spring or early cooling trends in the fall can shorten the length of the pool season. Also, unseasonably cool weather or excessive rainfall during the peak season can have an adverse impact on demand due to decreased swimming pool use, installation and maintenance, as well as decreased irrigation installations. While warmer weather conditions generally impact our sales favorably, global warming trends and other significant climate changes can create more variability in the short term or lead to other unfavorable weather conditions that could adversely impact our sales or operations. Drought conditions or water management initiatives may lead to government-imposed water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events and natural disasters, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, drought and wildfires, may adversely impact us in several ways, including interfering with our ability to deliver our products and services, interfering with our receipt of supplies from our vendors, reducing demand for our products and services, and damaging our facilities. We have experienced short-term impacts on our sales due to closures from weather events in recent years, including Hurricane Ian in Florida in 2022. Although these events have not had any material lasting impacts on our business or resulted in any material permanent operational challenges, similar events could adversely affect our business in the future. The areas in which we operate, including California, Florida, Texas and other coastal areas, have experienced recent natural disasters or present increased risks of adverse weather or natural disasters. The physical effects of climate change may increase the frequency or severity of natural disasters and other extreme weather events in the future, which would increase our exposure to these risks.

For additional discussion regarding seasonality and weather, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

Our distribution business is highly dependent on our ability to maintain favorable and stable relationships with suppliers.

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

Our largest suppliers are Pentair plc, Hayward Pool Products, Inc. and Zodiac Pool Systems, Inc., which accounted for approximately 19%, 10% and 10%, respectively, of the costs of products we sold in 2023. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users of their products, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations, if there is any material interruption in our supply chain (such as the interruptions caused by the COVID-19 pandemic and exacerbated by the war in Ukraine) or if we lose a single significant supplier due to financial failure or a decision to sell exclusively to retailers or end-use consumers, we may experience increased supply costs or delays in establishing replacement supply sources that meet our quality and control standards, which may affect our profitability.

Failure to achieve and maintain a high level of product and service quality and safety could damage our reputation, expose us to litigation and negatively impact our financial performance.

We rely on a global network of manufacturers and other suppliers to provide us with the products we distribute. To succeed, we must continue to maintain effective business relationships with qualified suppliers who can timely and efficiently supply us with high quality products. As we increase the number of our proprietary and exclusive brand products. we distribute, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales and increased costs and be exposed to legal, financial and reputational risks, as well as governmental enforcement actions. Actual, potential or perceived product safety concerns, including health-related concerns, could damage our reputation with current or prospective customers, vendors and employees. Product quality or safety issues could also expose us to litigation, as well as government enforcement actions, and result in costly product recalls and other liabilities. Similar concerns impacting our competitors could damage the reputation of our industry and indirectly have an unfavorable impact on our operations.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against various regional and local distributors for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their supplies directly from manufacturers. We compete to a lesser extent with internet retailers, as they purchase the majority of their supplies from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big-ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers.

New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. If our customers are attracted by the alternatives afforded by any of our competitors, they may be less inclined to purchase products or services from us, impacting our results of operations. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Texas, Florida and Arizona. These states encompass our four largest markets and represented approximately 54% of our net sales in 2023. The entry of significant new competitors into these markets could negatively impact our sales.

More aggressive competition by store- and internet-based mass merchants and large pool or irrigation supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and product breadth, but their product offering of pool and irrigation related products has remained relatively constant. Should store‑ and internet-based mass market retailers increase their focus on the pool or irrigation industries or increase the breadth of their pool and irrigation and related product offerings, they may become a more significant competitor for our direct customers and end-use consumers, which could have an adverse impact on our business. Additionally, because the internet facilitates competitive entry, price transparency and comparison shopping, increased internet sales by us or our competitors could increase the level of competition we face or reduce our margin. Further, we may face additional competitive pressures if large pool or irrigation supply retailers look to expand their customer base to compete more directly within the distribution channel.

We depend on our ability to attract, develop and retain highly qualified personnel.

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, retain and motivate qualified personnel. This includes succession planning related to our executive officers and key management personnel. Hiring and retaining such qualified individuals may be adversely impacted by several factors, including (i) uncertainties regarding general economic conditions or our industry, (ii) our failure to offer competitive compensation and (iii) increased competition for qualified individuals. If we are unable to attract and retain key personnel, our operating results could be adversely affected.

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

The pandemic and other events over the past few years have increased employees’ expectations regarding compensation, workplace flexibility and work-home balance. These developments have made it more difficult for us to attract and retain top talent. While we do not expect these developments to have a material adverse impact on us, we can provide no assurances to this effect.

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

If we do not successfully manage these potential difficulties or successfully execute our business strategies and initiatives, our operating results could be adversely affected.

The COVID-19 pandemic positively impacted home-centric trends in all of our markets, which led to a non-recurring surge of investment in pools and other backyard products. This surge abated in mid-2022, when spending on these products began to decrease. Although we expect our financial performance to match or exceed pre-pandemic levels, we do not expect our near-term sales to match the levels experienced at the height of the pandemic.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We balance the need to maintain inventory levels that are sufficient to ensure competitive lead times and mitigate potential supply chain constraints against the risk of inventory obsolescence due to changing customer or consumer requirements and fluctuating commodity prices. In order to successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at normal profit margins. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand. While always present, these challenges have been heightened over the past couple of years, as the pandemic altered consumer spending trends and caused us to increase our investments in inventory. Our business, financial condition and results of operations could be negatively impacted if we are unable to accurately forecast demand for our products.

Risks Relating to Technology, Cybersecurity and Data Privacy

We rely on information technology systems to support our business operations. A significant disruption, breach or cybersecurity attack of our technological infrastructure could adversely affect our financial condition and results of operations.

Information technology supports several aspects of our business, including among others, product sourcing, pricing, customer service, transaction processing, inventory management, financial reporting, collections and cost management. Our ability to operate effectively on a day-to-day basis, communicate with our customers and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption, including by fire, natural disaster, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, ransomware, social engineering or other malicious acts, as well as human error, could also potentially disrupt our operations, result in a significant interruption in the delivery of our goods and services or result in the loss of sensitive data.

We are making, and expect to continue to make, investments in technology to maintain and update our computer systems and to expand our ability to engage in e-commerce with our customers. We may experience delays in making these updates and may not implement these changes as quickly or successfully as our customers expect. In addition, implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives or conversions (including those contemplated under our multi-year digital transformation project), as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties or the failure of software of services provided by third parties that we do not control. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue.

We devote significant resources to protect our systems and data from cyber-attacks. In recent years we have faced, and expect to continue to face, various attempted cyber-attacks of increasing sophistication. To date, we are not aware of any cybersecurity incident or threat that materially impacted or could reasonably be anticipated to materially affect our business, results of operations or financial condition. However, we cannot guarantee that we will not experience such an incident in the future. The risk of breaches is likely to continue to increase due to several factors, including the increasing sophistication of cyber-attacks, the wider accessibility of cyber-attack tools, the expanded size, use and complexity of our systems, and our increased reliance on e-commerce, open source software, cloud computer services and work-from-home staffing. Known and newly discovered software and hardware vulnerabilities are constantly evolving, which increases the difficulty of detecting and successfully defending against them. Consequently, we may not be able to implement security barriers or other preventative measures that repel all future cyber-attacks or detect such attacks in a timely manner, which may result in significant expenses from system downtime, lower sales, increases in insurance costs, fines and fees, lost business relationships, managerial distractions, litigation, increases to regulatory oversight, expenditures for additional threat prevention technologies or reputational harm, any of which could materially impact us.

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

We are subject to numerous federal, state, local and international laws and regulations, many of which are complex and subject to varying interpretations, including regulations related to employment, environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. These laws and regulations, and related interpretations and enforcement activity, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations, including those governing minimum wage or living wage requirements, the classification of exempt and non-exempt employees or other wage, labor or workplace regulations, could increase our costs of doing business and adversely impact our results of operations.

We sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing. Management has processes in place to facilitate and support our compliance with these requirements. However, failure to comply with these laws and regulations may result in investigations, the assessment of administrative, civil and criminal fines, damages, seizures, disgorgements, penalties or the imposition of injunctive relief. Moreover, compliance with such laws and regulations in the future could prove to be costly. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly over the last 25 years, and we anticipate that there will be continuing changes.

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemicals and the discharge of greenhouse gases. Increasingly, strict restrictions and limitations have resulted in higher operating costs for us, and it is possible that the costs of compliance with such laws and regulations will continue to increase. Our attempts to anticipate future regulatory requirements that might be imposed and our plans to remain in compliance with changing regulations and to minimize the costs of such compliance may not be as effective as we anticipate.

Governmental actions designed to address climate change or the failure to meet environmental social and governance (ESG) expectations or standards or achieve our ESG goals could adversely affect our business.

Concern over climate change has led to, and may in the future lead to, new or increased legal and regulatory requirements designed to reduce or mitigate the effects of climate change, which could increase our operating or capital expenses and compliance burdens. In particular, advocates of change are continuing to explore ways to reduce greenhouse gas emissions. These changes over time could affect the availability and cost of certain consumer products, commodities and energy, which in turn may impact our ability to procure certain products or services required for the operation of our business at the quantities and levels we require. The regulation of greenhouse gas emissions could result in additional taxes or other costs to us or require us to modify our facilities or vehicle fleet. Changes in customers’ attitudes toward the environmental impact of pools’ energy consumption or pool chemical products could reduce demand for our products.

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

Various governmental bodies in Europe and the United States, particularly in the state of California, have adopted or proposed laws or regulations increasing the obligations of companies to disclose information about their emissions and other similar data. We expect that these initiatives will increase our operating costs and expose us to additional risk.

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

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including Canada and Mexico, which accounted for 7% of our total net sales in 2023, expose us to certain additional risks, including:

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

We do not have operations in Israel, Russia or Ukraine. However, the contributory effects of the wars in Israel or Ukraine and prolonged geopolitical conflict globally may result in higher inflation, labor costs, energy and commodity prices and costs of materials and services (together with shortages or inconsistent availability of materials and services), which could negatively affect our business (particularly our European operations), results of operations and financial condition.

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

The variability and complexity of tariffs and duties exposes us to the risk of higher costs and inadvertent noncompliance associated with our imported products. In December 2022, we recorded $13.0 million within Cost of sales related to duties and tariffs for certain imported chemicals that we determined, prior to submission of final liquidation amounts of our import duties and tariffs, that the initial code we used to classify the product may only apply to bulk purchases. To protect against potential penalties and receive clarification on the issue, we voluntarily filed a disclosure with U.S. Customs and Border Protection in December 2022. Changes in laws, court rulings, or differences in interpretation on product classification could lead to changes in duty and tariff rates on these or other imported products.

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

Risks Relating to Our Indebtedness

The cost of servicing our debt could reduce our profitability if interest rates remain at elevated levels.

Our unsecured syndicated senior credit facility, term facility and receivable facility bear interest at variable rates. We have entered into interest rate swap contracts and a forward-starting interest rate swap contract to reduce our exposure to fluctuations in variable interest rates on current and future interest payments that we owe on a portion of our variable rate borrowings. Interest rates over the past two years have been substantially higher than the three years prior to 2022, which has increased our debt expense. If interest rates remain elevated or increase, the cost of servicing our variable rate debt not covered by our interest rate swaps could materially reduce our profitability and cash flows. For additional information regarding our interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

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

We maintain disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our SEC reports and internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance with U.S. generally accepted accounting principles (GAAP) of our financial statements. We cannot assure you these measures will be effective.

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity
Risk Management and Strategy
Our cybersecurity program, which is primarily documented in our business interruption and incident response policy, is designed to assess, identify and manage material risks from cybersecurity threats, and is a component of our overall enterprise risk program. We deploy multiple strategies and dedicate significant resources toward systems designed to identify, assess, manage, mitigate and respond to cybersecurity threats. We also consistently strive to improve the detection and response capabilities of our cybersecurity program. To do this, we monitor best practices across the cybersecurity space and endeavor to incorporate those in our own cybersecurity program.
Our cybersecurity policies and procedures include the controls and technology we use to identify, assess and respond to cybersecurity threats and incidents. These policies and procedures also focus on identifying vulnerabilities in our internal and external environments and remediating those vulnerabilities. To combat cybersecurity risk, we focus on proactive procedures such as patch management and quarterly cybersecurity training of our employees. In an effort to mitigate cyber risks for customer-facing software, we incorporate the protocols described above along with software specific programs such as a bug bounty system and partnerships with external experts.
We evaluate our controls and response protocols at least twice a year using external third-party assessors and consultants in both advisory and adversarial engagements. These third-party experts are familiar with our systems and could be retained in the event of a significant incident to assist us in evaluating and responding to such an incident. We incorporate the lessons learned from these engagements into our cybersecurity program. Our cybersecurity program also includes controls to manage risks associated with our use of third-party service providers; however, we cannot ensure in all circumstances that their defensive efforts will be successful.
Like most large organizations, we face constant and dynamic risks related to cybersecurity. In recent years we have faced, and expect to continue to face, various attempted cyber-attacks of increasing sophistication. To date, we are not aware of any cybersecurity incident or threat that materially impacted or could reasonably be anticipated to materially affect our business, results of operations or financial condition. However, we cannot guarantee that we will not experience such an incident in the future. For a further description of these risks, see “Risk Factors – Risks Relating to Technology, Cybersecurity and Data Privacy,” included in Item 1A of this Form 10-K, which should be read in conjunction with this Item 1C.
Governance
Our Board of Directors (Board) is responsible for oversight of our risk management programs and assisting management in addressing specific risks, including cybersecurity risks. The Audit Committee assists our Board in reviewing cybersecurity and other information technology risks, controls and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches. The Audit Committee also helps in reviewing with management any specific cybersecurity issues that could have a material impact on us. Our Chief Information Officer (CIO) provides the Board with updates on cybersecurity risks at regularly scheduled board meetings at least twice a year. These updates include the results of any third-party reviews and related remediation items.
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CIO who has held that role since 2019 and has been employed by the company since 2004. With almost 20 years of experience in cybersecurity, our CIO has extensive cybersecurity expertise and in-depth knowledge and experience instrumental in developing and executing our cybersecurity strategies. Our CIO oversees our cyber governance programs, evaluates our compliance with applicable standards and remediates known risks. Our CIO also oversees our internal phishing tests, leads our employee cyber training program and seeks to promote company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives.
At the day-to-day operational level, our CIO manages an information security team tasked with executing our cybersecurity program. This team includes a director of network security, technical director of enterprise architecture, system architects and network security staff. Members of our information technology (IT) management group, led by our CIO, have extensive years of combined experience in defending large, complex corporate environments. Our CIO, IT management group, architects and network security team members receive briefings and annual training on cybersecurity threats and response methods that provide real world threat scenarios to measure the effectiveness of our programs and technologies in protecting our systems. Our team of professionals also monitors our compliance with laws governing privacy rights, data protection and cybersecurity.
Our incident response policy outlines our protocols for assessing, managing and responding to cyber incidents. This policy guides the response of our global IT team, which, depending on the significance of the incident, includes activating response plans from third-party partners, escalating the issue to executive management, notifying one or more members of our Board, maintaining communication with users and notifying law enforcement and other agencies if warranted. We may also receive assistance from a third-party security operations center (SOC) and other industry-leading third-party providers.

Item 2.  Properties

We lease the Pool Corporation corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own fifteen sales center facilities, which includes six sales center facilities in Florida, three in Texas, two in Alabama, and one in each of California, Georgia, Mississippi and Tennessee.

As part of our acquisition of Porpoise Pool & Patio, Inc. in December 2021, we own the corporate headquarters, which consist of approximately 46,000 square feet, and the Sun Wholesale Supply facilities located in Florida, which consist of approximately 209,000 square feet. As part of this acquisition, we also acquired a chemical re-packaging plant in Florida, which is approximately 105,000 square feet.

We lease all of our other properties, and the majority of our leases have three to seven year terms. As of December 31, 2023, we had twenty-two leases with remaining terms longer than seven years that expire between 2031 and 2036. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2023:

Network	12/31/22	New Locations	Closed Location	Acquired Location	12/31/23
SCP (1)	196	7	—	2	205
Superior	73	1	—	—	74
Horizon	88	2	—	2	92
NPT (2)	19	2	—	—	21
Total Domestic	376	12	—	4	392
SCP International	44	2	—	1	47
Total	420	14	—	5	439

(1)Total includes one distribution location for Sun Wholesale Supply, which we acquired in December 2021. As part of the acquisition, we also acquired non-sales center properties including a chemical re-packaging plant and three Pinch A Penny, Inc. retail stores in Florida.
(2)In addition to the stand-alone NPT sales centers, there are over 100 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The tables below identify the number of sales centers in each state, territory or country by distribution network as of December 31, 2023:

Location	SCP	Superior	Horizon	NPT	Total
United States
California	29	25	19	6	79
Florida	41	5	17	1	64
Texas	27	5	22	5	59
Arizona	8	8	11	3	30
Washington	3	—	8	—	11
Georgia	7	2	—	1	10
North Carolina	5	2	2	1	10
Tennessee	6	4	—	—	10
Nevada	2	3	3	1	9
New York	9	—	—	—	9
Alabama	5	2	—	—	7
New Jersey	5	2	—	—	7
Pennsylvania	5	1	—	1	7
Virginia	3	1	3	—	7
Louisiana	5	—	—	1	6
Illinois	4	1	—	—	5
Indiana	2	3	—	—	5
Oregon	1	—	4	—	5
South Carolina	4	1	—	—	5
Colorado	1	2	1	—	4
Missouri	3	1	—	—	4
Ohio	2	2	—	—	4
Oklahoma	2	1	—	1	4
Arkansas	3	—	—	—	3
Idaho	1	—	2	—	3
Massachusetts	3	—	—	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Michigan	2	—	—	—	2
Minnesota	1	1	—	—	2
Mississippi	2	—	—	—	2
Wisconsin	1	1	—	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Kentucky	—	1	—	—	1
Maryland	1	—	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
North Dakota	1	—	—	—	1
Puerto Rico	1	—	—	—	1
Utah	1	—	—	—	1
West Virginia	1	—	—	—	1
Total United States	205	74	92	21	392

Location	SCP	Superior	Horizon	NPT	Total
International
Canada	17	—	—	—	17
France	8	—	—	—	8
Australia	6	—	—	—	6
Mexico	5	—	—	—	5
Portugal	3	—	—	—	3
Italy	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	47	—	—	—	47
Total	252	74	92	21	439

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.”  On February 20, 2024, there were approximately 782 holders of record of our common stock and a significantly larger number of beneficial holders of our common stock.

Common Stock Dividends

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board has increased the dividend amount eighteen times, including in the fourth quarter of 2004, annually in the second quarters of 2005 through 2008 and in the second quarters of 2011 through 2023.  Our Board may declare future dividends at its discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future.

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

The following graph compares the cumulative total shareholder return on our common stock for the last five fiscal years with the total return on the S&P 500 Index (of which we have been a member since 2020) and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2018 and the reinvestment of all dividends. We believe the S&P 500 Index is comprised of similar-sized public companies that represent the most likely alternative investments for investors. Additionally, we chose the S&P 500 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains a sufficient number of companies in a similar line of business.

Comparison of Cumulative Total Return
Pool Corporation, the S&P 500 Index and the Nasdaq Index
500
400
300
200
100
0
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
Pool Corporation
S&P 500 Index
Nasdaq Index

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/18	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23
Pool Corporation	$100.00	$144.50	$255.71	$391.17	$211.10	$281.84
S&P 500 Index	100.00	131.49	155.68	200.37	164.08	207.21
Nasdaq Index	100.00	136.69	198.10	242.03	163.28	236.17

Issuer Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2023:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
October 1 – October 31, 2023	25,549	$314.68	25,420	$455,321,054
November 1 – November 30, 2023	91,355	$326.90	91,355	$425,457,224
December 1 – December 31, 2023	216,354	$375.99	216,354	$344,111,238
Total	333,258	$357.83	333,129

(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 129 shares surrendered for this purpose in the fourth quarter of 2023.
(2)In May 2023, our Board authorized an additional $413.6 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of February 20, 2024, $344.1 million of the authorized amount remained available for use under our current share repurchase program.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2023.

Item 6.  [RESERVED]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2023 FINANCIAL OVERVIEW

Financial Results

Following a period of significant growth over the prior three years, net sales decreased 10% to $5.5 billion in 2023 compared to $6.2 billion in 2022, resulting in a compound annual growth rate (CAGR) of 15% from 2019 to 2023. Base business results approximated consolidated results for 2023. Our net sales benefited approximately 3% to 4% from inflationary product cost increases in 2023 versus a benefit of 10% in 2022. Unfavorable weather conditions in certain markets throughout the first half of the year resulted in a slow start to the swimming pool season and slower maintenance activity than anticipated, limiting sales in the first and second quarters. Our results were also impacted by lower volumes of discretionary pool products sold due to reduced pool construction activity and discretionary replacement activity.

Gross profit was $1.7 billion in 2023, a 14% decrease from gross profit of $1.9 billion in 2022. Our gross profit increased at a 16% CAGR from 2019 to 2023. Gross margin declined 130 basis points to 30.0% in 2023 compared to 31.3% in 2022. Our 2023 gross margin is in line with our longer-term annual gross margin outlook, while our prior year gross margin benefited from higher levels of inflation and price increases.

Selling and administrative expenses (operating expenses) increased 0.6%, or $5.8 million, to $913.5 million in 2023. As a percentage of net sales, operating expenses increased 180 basis points to 16.5% in 2023 compared to 14.7% in 2022. During 2023, volume-driven expenses were managed in line with lower sales, and our largest expense growth drivers related to inflationary wage increases, rent and facility costs and insurance and healthcare-related costs.

Operating income for the year decreased 27% to $746.6 million, down from $1.0 billion in 2022. Our operating income increased at a 22% CAGR from 2019 to 2023. Operating margin decreased 310 basis points to 13.5% in 2023 compared to 16.6% in 2022.

Interest and other non-operating expenses, net for the year increased $17.5 million compared to 2022, as higher average interest rates more than offset a decrease in average debt.

We recorded a $6.7 million, or $0.17 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, for the year ended December 31, 2023 compared to a tax benefit of $10.8 million, or $0.27 per diluted share, realized in 2022.

Net income declined 30% to $523.2 million in 2023 compared to $748.5 million in 2022. Earnings per share decreased 29% to $13.35 per diluted share compared to a record of $18.70 per diluted share in 2022. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 28% to $13.18 per diluted share compared to $18.43 per diluted share in 2022. From 2019 to 2023, our earnings per diluted share increased by a 20% CAGR and a 23% CAGR without the impact from ASU 2016-19. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

Financial Position and Liquidity

Cash provided by operations was $888.2 million in 2023, which funded the following initiatives:

•a $333.5 million debt reduction
•share repurchases, totaling $306.4 million for the year;
•quarterly cash dividend payments to shareholders, totaling $167.5 million for the year; and
•net capital expenditures and acquisitions of $71.6 million.

Total net receivables, including pledged receivables, decreased 2% compared to December 31, 2022, primarily due to lower sales in 2023. Our allowance for doubtful accounts was $11.7 million at December 31, 2023 and $9.5 million at December 31, 2022. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 26.8 days at December 31, 2023 and 26.9 days at December 31, 2022.

Inventory levels decreased 14% to $1.4 billion, compared to $1.6 billion at December 31, 2022, consistent with our inventory reduction goals and partially offset by increases from early buy vendor deals that we took advantage of in the last quarter of the year. Our reserve for inventory obsolescence was $23.5 million at December 31, 2023 compared to $21.2 million at December 31, 2022. Our inventory turns, as calculated on a trailing four quarters basis, were 2.7 times at December 31, 2023 and 2.6 times at December 31, 2022.

Total debt outstanding of $1.1 billion at December 31, 2023 decreased $333.5 million compared to December 31, 2022 as we have used operating cash flows to reduce our debt.

Current Trends and Outlook

Over the past decade, consumers’ investments in their homes, including backyard renovations, have flourished. In recent years, steady increases in home values, lack of affordable new homes and increased mortgage rates have prompted homeowners to stay in their homes longer and upgrade their home environments, including their backyards. Many families have spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. These outdoor investment trends, which were particularly heightened during 2020 through 2022, resulted in an increase in new pool construction and greater expenditures for maintenance and remodeling products. In 2023, we estimate that new in-ground pool construction units decreased 23% to approximately 75,000 units from 98,000 units in 2022 as new construction activities declined following significant growth in 2021 and 2020. Our estimate of the new in-ground pool units added in 2023 is consistent with the 78,000 pools added in 2019. We expect that consumers will continue to invest in outdoor living spaces as they consider backyards an extension of their home space. We believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, strong housing demand dynamics and product developments and technological advancements as consumers focus on more environmentally sustainable and energy-efficient products.

Market conditions in 2023 were challenged by overall affordability concerns, including higher interest rates and product cost and labor inflation, which led to consumer hesitancy and some cyclical suppression of demand. While these market conditions impacted new pool construction and remodeling projects, our non-discretionary maintenance product sales in 2023 were not significantly impacted.

In view of current trends, we established our outlook for 2024 based on reasonable expectations for industry demand, pricing and inflationary conditions, focused expense management, increased investment in our digital transformation initiatives and ongoing leverage of existing investments in our business and continuous process improvements. We also plan to broaden our geographic presence by opening about 10 or more new sales centers in 2024 and by making selective acquisitions when appropriate opportunities arise.

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

The following summarizes our outlook for 2024:

•We expect sales to be flat to a low single digit increase compared to 2023, impacted by the following factors and assumptions:
◦normal weather patterns for 2024;
◦sustained demand for pool maintenance products;
◦volumes of discretionary products used for swimming pool construction to be flat to down 10%;
◦volumes of products used in the remodeling, renovation and upgrading of swimming pools to be flat to down 10%;
◦inflationary product cost increases, which generally pass through to customers of approximately 2% to 3%; and
◦a 1% benefit from expansion of the installed base of in-ground swimming pools.

•We project gross margin for the full year of 2024 to be around 30.0%, with our highest margin in the second quarter of the year. Our actual gross margin will depend on amounts and timing of inflationary price increases, sales and product mix.

•We expect to leverage our existing infrastructure and manage discretionary spending to maintain expenses in line with sales expectations to achieve operating margin of approximately 13.0%.

In 2024, we expect our effective tax rate will be approximately 25.3% without the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We estimate that we have approximately $3.8 million in unrealized excess tax benefits related to stock options that expire and restricted awards that vest in the first quarter of 2024. We may recognize additional tax benefits related to stock option exercises in 2024 from grants that expire in years after 2024, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded a $6.7 million benefit in our provision for income taxes for the year ended December 31, 2023 related to ASU 2016-09.

We project that 2024 earnings will be in the range of $13.10 to $14.10 per diluted share, including an estimated $0.10 benefit from ASU 2016-09 during the first quarter of 2024. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board and to fund opportunistic share repurchases over the next year.

The forward-looking statements in this Current Trends and Outlook section and elsewhere in this document are subject to significant risks and uncertainties, including the sensitivity of our business to weather conditions; changes in the economy, consumer discretionary spending, the housing market, interest or inflation rates; our ability to maintain favorable relationships with suppliers and manufacturers; the extent to which home-centric trends experienced during the height of the pandemic will moderate or reverse; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

COVID-19 Pandemic and Other Economic Trends

Beginning in the second quarter of 2020 during the COVID-19 pandemic, we experienced unprecedented demand as families spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. This trend had a positive impact on our financial performance during 2020 through 2022. In the latter half of 2022 and throughout 2023, these trends moderated resulting in a lower number of permits issued for new pools and lagging new pool construction activities. We expect these trends to continue in 2024.

Our industry also experienced substantial supply chain constraints beginning in 2021. In response, we proactively made significant investments in inventory in the last half of 2021 and early 2022 that enabled us to continue to meet strong customer demand and position ourselves to provide exceptional customer service. While we continued to be challenged by supply chain constraints through early 2022, supply chain dynamics improved beginning in the second quarter of 2022. In 2023, our inventory balances normalized with seasonal trends resulting in a 14% decrease compared to 2022.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.09% of net sales annually.  Write-offs as a percentage of net sales approximated 0.12% in 2023, 0.08% in 2022 and 0.06% in 2021. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2024.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2023, pretax income would change by approximately $2.3 million and earnings per share would change by approximately $0.04 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2023).

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

There is little risk of obsolescence for our highest sales velocity items because these products generally turn quickly. We establish our reserve for inventory obsolescence based on inventory with lower sales velocity and inventory with no sales for the past 12 months, which we believe represent some exposure to inventory obsolescence, with particular emphasis on SKUs with the least sales over the previous 12 months. The reserve is intended to reflect the value of inventory at net realizable value. We evaluate a potential reserve for 5% for inventory with lower sales velocity, inventory with no sales for the past 12 months and non-stock inventory as determined at the sales center level. We also consider an additional 5% reserve for excess lower sales velocity inventory and an additional 45% reserve for excess inventory with no sales for the past 12 months. We determine excess inventory, which is defined as the amount of inventory on hand in excess of the previous 12 months’ usage, on a company-wide basis. We also evaluate whether the calculated reserve provides sufficient coverage of total inventory with no sales for the past 12 months. We record reserves as necessary based on our evaluations. We have not changed our methodology from prior years.

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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2023, pretax income would change by approximately $4.7 million and earnings per share would change by approximately $0.09 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2023).

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

We continually revise these estimates throughout the year to reflect actual purchase levels and identifiable trends. As a result, our estimated quarterly vendor program benefits accrual may include cumulative catch-up adjustments to reflect any changes in our estimates between reporting periods. These adjustments have a greater impact on gross margin in the fourth quarter since it is our seasonally slowest quarter and because the majority of our vendor arrangements are based on calendar year periods. We update our estimates for these arrangements at year end to reflect actual annual purchase or sales levels. In the first quarter of the subsequent year, we prepare a hindsight analysis by comparing actual vendor credits received to the prior year vendor receivable balances. Based on our most recent hindsight analysis, we concluded that our vendor program estimates were within a range of acceptable estimates and that our estimation methodology is appropriate.

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

As of December 31, 2023, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

We operate in 41 states, 1 United States territory and 11 foreign countries. We are subject to regular audits by federal, state and foreign tax authorities, and the amount of income taxes we pay is subject to adjustment by the applicable tax authorities.  We recognize a benefit from an uncertain tax position only after determining it is more likely than not that the tax position will withstand examination by the applicable taxing authority. Our estimate for the potential outcome of any uncertain tax issue is highly judgmental. We regularly evaluate our tax positions and incorporate these expectations into our reserve estimates. We believe we have adequately provided for any reasonably foreseeable outcome related to these matters.  However, our future results may include favorable or unfavorable adjustments to our estimated tax liabilities in the period the assessments are made or resolved, or when statutes of limitation on potential assessments expire.  These adjustments may include changes in valuation allowances that we have established.  As a result of these uncertainties, our total income tax provision may fluctuate on a quarterly basis.

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

We have also utilized our medium-term (three-year) Strategic Plan Incentive Program (SPIP) to provide senior management with an additional cash-based, pay-for-performance award based on the achievement of specified earnings growth objectives. Payouts through the SPIP are based on three-year compound annual growth rates (CAGRs) of our diluted EPS. Beginning in 2023, our Compensation Committee did not grant any awards under the SPIP. Outstanding awards will pay out in 2024 and 2025 if the applicable three-year performance conditions are achieved.

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

We record SPIP accruals based on our total expected EPS for the current fiscal year and earnings growth estimates for the succeeding two years. We base our current fiscal year estimates on the same assumptions used for our annual bonus calculation.

Our quarterly performance-based compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts due to the following differences between estimated and actual performance and the discretionary components of the bonus plans.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2023, our goodwill balance was $700.1 million, representing approximately 20% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired, less liabilities assumed.

We perform a goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment.  The fair value estimates used in our impairment test is determined using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. To estimate the fair value of our reporting units, we project company-wide future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and earnings multiples. The earnings multiples are then used to estimate the fair value of each reporting unit. These estimates can significantly affect the outcome of our impairment test.  We also review for potential impairment indicators at the reporting unit level based on an evaluation of recent historical operating trends, current and projected local market conditions and other relevant factors as appropriate. To the extent the carrying value of a reporting unit is greater than its estimated fair value, we perform a discounted cash flow analysis at the reporting unit level to further evaluate our initial fair value estimate. If the carrying value of the reporting unit exceeds the fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.

To test the reasonableness of our fair value estimates, we compared our aggregate estimated fair values to our market capitalization as of the date of our annual impairment test. In 2023, our aggregate estimated fair values were in line with our market capitalization. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 150 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis resulted in a fair value modestly lower than our market capitalization and did not result in the identification of additional at-risk locations.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur impairment charges in future periods.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

In September 2023, we recorded goodwill impairment of $0.6 million, primarily related to one of our Horizon reporting units in Texas that we previously identified as being most at risk of goodwill impairment. We had been monitoring this location’s results, which came in below expectations at the end of the 2023 season. We performed an interim goodwill impairment analysis, which included a discounted cash flow analysis, and determined that the estimated fair value of the reporting unit no longer exceeded its carrying value.

In October 2023, we performed our annual goodwill impairment test and did not record any additional goodwill impairment at the reporting unit level. As of October 1, 2023, we had 250 reporting units with allocated goodwill balances. Our most significant goodwill balance of $403.5 million was related to our Porpoise Pool & Patio reporting unit and the next largest goodwill balance for a reporting unit was $12.1 million. The average goodwill balance per reporting unit was $2.8 million.

In October 2022, we performed our annual goodwill impairment test and recorded goodwill impairment of $0.6 million related to the closure of a Horizon reporting unit in that period. In October 2021, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2023	2022	2021
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.0	68.7	69.5
Gross profit	30.0	31.3	30.5
Operating expenses	16.5	14.7	14.8
Operating income	13.5	16.6	15.7
Interest and other non-operating expenses, net	1.1	0.7	0.2
Income before income taxes and equity in earnings	12.4%	15.9%	15.6%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity in earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2023, 2022 and 2021.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2023 compared to Fiscal Year 2022
Base Business
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
We have not provided separate base business income statements within this Form 10-K as base business results approximated consolidated results, and acquisitions and sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales centers during 2023:

December 31, 2022	420
Acquired location	5
New locations	14
December 31, 2023	439

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2023	2022	Change
Net sales	$5,541.6	$6,179.7	$(638.1)	(10)%

Following sales growth of 17% in 2022, 35% in 2021 and 23% in 2020 (all compared to the prior year periods), our net sales in 2023 declined 10% compared to 2022. Our base business results approximated our consolidated results for the year. At the core of our business, maintenance activities remained stable throughout the year, indicating steady demand for non-discretionary products. Unfavorable weather conditions in certain markets throughout the first half of the year led to a slow start to the swimming pool season, which limited sales in the first and second quarters. Our results also reflected lower sales volumes from reduced pool construction activity and discretionary replacement activity as tough macroeconomic conditions strained major project consumer spending.

The following factors also impacted our sales during the year and are listed in order of estimated magnitude.

•Net sales benefited approximately 3% to 4% from inflationary product cost increases (compared to a 10% benefit in 2022), net of price deflation for some products including chemical sanitizers, PVC pipe and rebar.
•We estimate that unfavorable weather conditions, primarily in the first half of the year, negatively impacted sales by approximately 2%.
•Sales were negatively impacted 1% from lower customer early buy activity in 2023 versus 2022.

Related to our product sales, following a period of significant growth over the past three years, we observed a decline in volumes of discretionary products sold, largely due to lagging new pool construction activities. In 2023, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased approximately 9% compared to 2022 and represented approximately 29% of net sales. Sales of building materials fell 9% compared to 2022 and represented approximately 13% of net sales in 2023.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. In 2023, sales to retail customers decreased 10% compared to 2022 and represented approximately 14% of our consolidated net sales. Unfavorable weather and supply normalization affected our sales to independent retail customers in the first half of 2023. Encouragingly, we saw sales trends improve through the last half of the year. As consumers take advantage of travel opportunities, sales to commercial customers increased 9% compared to 2022 and represented approximately 4% of our consolidated net sales in 2023.

2023 Quarterly Sales Performance Compared to 2022 Quarterly Sales Performance

	Quarter
	2023
	First	Second	Third	Fourth
Net Sales Decline	(15)%	(10)%	(9)%	(8)%

•In the first quarter of 2023, unfavorable weather in our western markets, offset generally favorable weather in our southern markets. On an aggregate basis, we estimate that unfavorable weather conditions in the first quarter negatively impacted sales by approximately 5%. Sales were also negatively impacted 2% from lower customer early buy activity in the first quarter of 2023 and 1% from continued softness in our European markets.
•A slow start to the swimming pool season combined with cautious consumer sentiment led to slower maintenance activity than anticipated, reduced outdoor living construction activity and deferred discretionary replacement activity in the second quarter of 2023. Sales were also negatively impacted 1% from both unfavorable weather conditions and lower customer early buy activity in the second quarter of 2023.
•During the third quarter of 2023, maintenance activities remained stable, while pool construction-related activities remained weaker as challenging macroeconomic conditions continued to weigh heavily on major project consumer spending. Our results were also negatively impacted 1% from one less selling day in the third quarter of 2023 versus the third quarter of 2022.

•In the fourth quarter of 2023, maintenance activities and demand for non-discretionary products were stable. Lower sales during our seasonally slowest time of year were largely attributable to softer spending trends for discretionary products due to reduced pool construction activity and discretionary replacement activity.

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2023	2022	Change
Gross profit	$1,660.0	$1,933.4	$(273.4)	(14)%
Gross margin	30.0%	31.3%

Gross margin decreased 130 basis points to 30.0% in 2023 compared to 31.3% in 2022. Our prior year gross margin benefited from our strategic inventory buys when we purchased product ahead of vendor price increases. As our sales benefited from higher inflation, we were able to sell those products at a lower average cost to our sales price. Our gross margin in 2023 was in line with our long-term expectations. Throughout the year, our gross margin was impacted by a variety of factors, including a less advantageous product and customer mix and a more competitive pricing environment as a result of slower activity within the outdoor living industry.

Operating Expenses

(in millions)	Year Ended December 31,
	2023	2022	Change
Selling and administrative expenses	$913.5	$907.6	$5.9	0.6%
Operating expenses as a percentage of net sales	16.5%	14.7%

Operating expenses increased 0.6%, or $5.8 million, to $913.5 million in 2023, up from $907.6 million in 2022. During 2023, volume-driven expenses were managed in line with lower sales resulting in a decline in variable and discretionary expenses (including performance-based compensation, temporary and overtime labor) and reduced delivery and vehicle operating costs compared to last year. Our largest expense growth drivers related to inflationary wage increases, rent and facility costs and insurance and healthcare-related costs, the return of in-person customer-facing retail events and investments in new locations and customer-focused projects.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net increased $17.5 million compared to 2022, as higher average interest rates more than offset a decrease in average debt. Our weighted average effective interest rate increased to 5.2% in 2023 from 2.8% in 2022 on average outstanding debt of $1.1 billion in 2023 versus $1.4 billion in 2022.

Income Taxes

Our effective income tax rate was 24.0% at December 31, 2023 and December 31, 2022. We recorded a $6.7 million, or $0.17 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2023 compared to a benefit of $10.8 million, or $0.27 per diluted share, realized in 2022. Without the benefits from ASU 2016-09, our effective tax rate was 25.0% for the year ended 2023 and 25.1% for the year ended 2022.

Net Income and Earnings Per Share

Net income decreased 30% to $523.2 million in 2023 compared to $748.5 million in 2022. Earnings per share decreased 29% to $13.35 per diluted share compared to $18.70 per diluted share in 2022.

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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Year Ended
	December 31,
	2023	2022
Diluted EPS	$13.35	$18.70
Less: ASU 2016-09 tax benefit	0.17	0.27
Adjusted diluted EPS	$13.18	$18.43

Fiscal Year 2022 compared to Fiscal Year 2021

For a detailed discussion of the Results of Operations in Fiscal Year 2022 compared to Fiscal Year 2021, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly data for 2023 and 2022. We have included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. In our opinion, this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends.

(Unaudited)	QUARTER
(in thousands)	2023				2022
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	$1,206,774	$1,857,363	$1,474,407	$1,003,050	$1,412,650	$2,055,818	$1,615,339	$1,095,920
Gross profit	369,755	567,783	428,731	293,775	447,189	666,804	503,687	315,731
Operating income	145,771	327,009	194,443	79,344	235,723	418,888	263,877	107,295
Net income	101,699	232,250	137,843	51,437	179,261	307,283	190,055	71,863

Net sales as a % of annual net sales	22%	34%	27%	18%	23%	33%	26%	18%
Gross profit as a % of annual gross profit	22%	34%	26%	18%	23%	34%	26%	16%
Operating income as a % of annual operating income	20%	44%	26%	11%	23%	41%	26%	10%

Balance Sheet Data
Total receivables, net	$564,171	$630,950	$461,582	$342,910	$679,927	$756,585	$549,796	$351,448
Product inventories, net	1,686,683	1,392,886	1,259,308	1,365,466	1,641,155	1,579,101	1,539,572	1,591,060
Accounts payable	739,749	485,099	429,436	508,672	685,946	604,225	442,226	406,667
Total debt	1,365,750	1,184,586	1,033,897	1,053,320	1,505,073	1,595,398	1,512,545	1,386,803

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2023 to Fiscal Year 2022 Comparisons

Weather conditions varied across the contiguous United States throughout the first quarter of 2023. Conditions were generally favorable in our southern markets, where sales benefited from warmer weather and below-average precipitation. In contrast, results were unfavorably impacted by unusually wet and cold weather in the western U.S., particularly in California and Arizona, which are two of our largest markets. Overall, we estimate that unfavorable weather conditions in the first quarter of 2023 negatively impacted first quarter sales by approximately 5%. Comparatively, in the first quarter of 2022, overall weather conditions were generally favorable, and sales benefited from above-average temperatures along much of the west and the east coast, although Texas experienced cooler-than-normal temperatures.

Overall, weather conditions unfavorably impacted sales by an estimated $30.0 million in the second quarter of 2023, particularly at the beginning of the second quarter. The first week of April through Easter weekend was much cooler across the West versus both average temperatures and prior year temperatures. The last week of April was also significantly cooler than normal from Texas through the mid-Atlantic region, excluding the coastal Southeast. While the Northeast had warmer than average weather the first few weeks of April, temperatures cooled dramatically through the first week of May and smoke from wildfires in Canada unfavorably impacted sales in early June. Weather in Florida was more normal and consistent with prior year, while favorable weather conditions compared to the second quarter of 2022 were limited to the Pacific Northwest and Europe. Similarly, sales growth in the second quarter of 2022 was challenged by unfavorable weather conditions in our seasonal markets and Europe; however, our southern markets benefited from above-average temperatures, particularly in Texas.

Weather conditions in the third quarter of 2023 were fairly neutral as hot temperatures across the southern United States were offset by rainy conditions in the Northeast. Comparatively, sales in the third quarter of 2022 were generally aided by above-average temperatures throughout much of the contiguous United States, although Florida saw a decline in sales due to closures resulting from Hurricane Ian towards the end of the quarter.

Overall, weather conditions were warm in the fourth quarter of 2023 and did not have a major impact on sales. The month of December marked the warmest temperatures recorded in 129 years, while the months of October and November saw below average rainfall across most of the United States. Conversely, fourth quarter of 2022 had less favorable conditions. In December, an Arctic front brought freezing temperatures and above-average temperatures across the United States and Canada.

Weather Impacts on Fiscal Year 2022 to Fiscal Year 2021 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2022 compared to Fiscal Year 2021, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

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
•repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•discretionary repurchases of our common stock under our Board authorized share repurchase program.

Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. We focus our capital expenditure plans based on the needs of our sales centers. In recent years, we have increased our investment in technology and automation enabling us to operate more efficiently and better serve our customers.

Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2023 and 0.7% of net sales in 2022 and 2021. In 2022 and 2021, our capital expenditures as a percentage of net sales were lower than our historical average due to our significant sales growth in those years. Based on management’s current plans, we project capital expenditures for 2024 will average 1% to 1.5% of net sales.

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

As of February 20, 2024, $344.1 million of the current Board authorized amount under our authorized share repurchase plan remained available. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under our credit and receivables facilities.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2023	2022
Operating activities	$888,229	$484,854
Investing activities	(71,597)	(50,870)
Financing activities	(798,132)	(411,658)

Cash provided by operations of $888.2 million for 2023 increased $403.4 million compared to 2022, primarily driven by positive changes in working capital, particularly as we sold through our prior year strategic inventory purchases, partially offset by lower net income.

Cash used in investing activities increased $20.7 million to $71.6 million in 2023, reflecting a $16.5 million increase in net capital expenditures between years and an increase of $2.3 million in payments for acquisitions compared to 2022.

Cash used in financing activities increased to $798.1 million in 2023 compared to $411.7 million in 2022. The change in financing activities primarily reflects a $537.0 million increase in net debt payments and a $16.8 million increase in dividends paid, partially offset by a decrease in share repurchases of $164.9 million.

For a discussion of our sources and uses of cash in 2021, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2022 Annual Report on Form 10-K.

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
At December 31, 2023, there was $740.0 million outstanding, including a $487.5 million term loan, with a $16.0 million standby letter of credit outstanding and $481.5 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2023 was approximately 4.7%, excluding commitment fees and including the impact of our interest rate swaps.

Term Facility

Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. We pay interest on borrowings under the Term Facility at a variable rate based on one month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs. In June 2023, we made a prepayment on the Term Facility of $45.0 million with $32.4 million applied against the remaining quarterly installments and the remainder applied against the amount due at maturity.

At December 31, 2023, the Term Facility had an outstanding balance of $109.9 million at a weighted average effective interest rate of 6.6%.

Receivables Securitization Facility

Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower-cost form of financing. Under this facility, we can borrow up to $350.0 million between April through August and from $210.0 million to $340.0 million during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one month Term SOFR, plus an applicable margin. The Receivables Facility matures on November 1, 2024.
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
At December 31, 2023, there was $191.7 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.2%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2023, the calculations of these two covenants are detailed below:

•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2023, our average total leverage ratio equaled 1.39 (compared to 1.37 as of December 31, 2022) and the TTM average total indebtedness amount used in this calculation was $1.1 billion.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of December 31, 2023, our fixed charge ratio equaled 5.94 (compared to 9.57 as of December 31, 2022) and TTM Rental Expense was $92.0 million.

The Credit Facility and Term Facility limit the declaration and payment of dividends on our common stock to a manner consistent with past practice, provided no default or event of default has occurred and is continuing, or would result from the payment of dividends. We may declare and pay quarterly dividends so long as (i) the amount per share of such dividends is not greater than the most recently publicly announced dividends per share and (ii) our Average Total Leverage Ratio is less than 3.25 to 1.00 both immediately before and after giving pro forma effect to such dividends. Under the Credit Facility and Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 3.25 to 1.00.

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

As of December 31, 2023, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Compliance and Future Availability
As of December 31, 2023, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2024.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Future Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, fluctuating interest rates and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2023 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash, cash expected to be generated from operations and borrowings on our facilities.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,054,841	$229,903	$824,938	$—	$—
Operating leases	348,430	89,568	147,250	78,520	33,092
Purchase obligations	7,417	4,764	2,653	—	—
	$1,410,688	$324,235	$974,841	$78,520	$33,092
The significant assumptions used in our determination of amounts presented in the above table are as follows:
•Long-term debt amounts represent the future principal payments on our debt as of December 31, 2023. Our Receivables Facility matures November 1, 2024 and is included in the table above according to its stated maturity date. On our Consolidated Balance Sheets, we classify the entire outstanding balance of the Receivables Facility as Long-term debt as we intend and have the ability to refinance the obligations on a long-term basis. For additional information regarding our debt arrangements, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
•Operating lease amounts include future rental payments for our operating leases. The amounts presented are consistent with contractual terms and are not expected to differ significantly from actual results under our existing leases. For additional information regarding our operating leases, see Note 9 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
•Purchase obligations include all legally binding contracts such as firm minimum commitments for inventory purchases and software commitments. We issue inventory purchase orders in the normal course of business, which represent authorizations to purchase that are cancellable by their terms. We do not consider our cancellable purchase orders to be firm inventory commitments; therefore, they are excluded from the table above.

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

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2023 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2023 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. Our actual interest payments could vary substantially from the amounts projected.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$126,056	$50,615	$74,508	$933	$—

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

In 2023, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2023 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the monthly maximum available amount under the Credit Facility, the maximum amount available under the Receivables Facility and the amount outstanding under our Term Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $13.8 million and earnings per share would have decreased by approximately $0.26 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2023). The maximum amount available under the Credit Facility is $1.25 billion and the maximum amount available under the Receivables Facility is $350.0 million.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada and Mexico, accounted for only 7% of total net sales in 2023, our exposure to currency rate fluctuations could be material in 2024 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which it relates.

Valuation of Goodwill
Description of the Matter
At December 31, 2023, the Company’s goodwill was $700.1 million, including $403.5 million of goodwill relating to one reporting unit. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

Auditing management’s annual goodwill impairment test for this reporting unit was complex and highly judgmental due to the estimation required to determine the fair value of the reporting unit. In particular, the fair value estimate is sensitive to certain assumptions, such as changes in the weighted average cost of capital, revenue growth rate, operating margin, and terminal growth rate which are affected by expectations about future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design, and tested the operating effectiveness of controls over the Company’s goodwill impairment review process, including controls over management’s review of the significant assumptions described above.

To test the estimated fair value of the Company’s largest reporting unit, we performed audit procedures that included, among others, assessing methodologies and testing the significant assumptions discussed above and the underlying data used by the Company in its analysis. We compared the significant assumptions used by management to current industry and economic trends and other relevant factors, such as historical results. We assessed the historical accuracy of management’s estimates and performed sensitivity analyses of significant assumptions to evaluate the changes in the fair value of the reporting unit that would result from changes in the assumptions. We also involved a specialist to assist in our evaluation of the valuation methodology applied by the Company and certain significant assumptions used in estimating the fair value of the reporting unit. In addition, we reviewed the comparison of the Company’s fair value of its largest reporting unit and the fair value of all other reporting units to the Company’s market capitalization.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 1994.

New Orleans, Louisiana
February 27, 2024

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2023	2022	2021
Net sales	$5,541,595	$6,179,727	$5,295,584
Cost of sales	3,881,551	4,246,315	3,678,492
Gross profit	1,660,044	1,933,412	1,617,092
Selling and administrative expenses	913,477	907,629	784,308
Operating income	746,567	1,025,783	832,784
Interest and other non-operating expenses, net	58,431	40,911	8,639
Income before income taxes and equity in earnings	688,136	984,872	824,145
Provision for income taxes	165,084	236,763	173,812
Equity in earnings of unconsolidated investments, net	177	353	291
Net income	$523,229	$748,462	$650,624

Earnings per share attributable to common stockholders:
Basic	$13.45	$18.89	$16.21
Diluted	$13.35	$18.70	$15.97
Weighted average common shares outstanding:
Basic	38,704	39,409	39,876
Diluted	38,997	39,806	40,480

Cash dividends declared per common share	$4.30	$3.80	$2.98

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Net income	$523,229	$748,462	$650,624
Other comprehensive income (loss):
Foreign currency translation adjustments	6,909	(10,028)	(4,663)
Unrealized (losses) gains on interest rate swaps, net of the change in taxes of $2,074, $(7,802) and $(3,733)	(6,222)	23,407	11,198
Total other comprehensive income	687	13,379	6,535
Comprehensive income	$523,916	$761,841	$657,159

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$66,540	$45,591
Receivables, net	145,723	128,247
Receivables pledged under receivables facility	197,187	223,201
Product inventories, net	1,365,466	1,591,060
Prepaid expenses and other current assets	40,444	30,892
Total current assets	1,815,360	2,018,991

Property and equipment, net	223,929	193,709
Goodwill	700,078	691,993
Other intangible assets, net	298,282	305,450
Equity interest investments	1,305	1,248
Operating lease assets	305,688	269,608
Other assets	83,426	84,438
Total assets	$3,428,068	$3,565,437

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$508,672	$406,667
Accrued expenses and other current liabilities	134,676	168,521
Short-term borrowings and current portion of long-term debt	38,203	25,042
Current operating lease liabilities	89,215	75,484
Total current liabilities	770,766	675,714

Deferred income taxes	67,421	58,759
Long-term debt, net	1,015,117	1,361,761
Other long-term liabilities	40,028	35,471
Non-current operating lease liabilities	221,949	198,538
Total liabilities	2,115,281	2,330,243

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,354,829 shares issued and outstanding at December 31, 2023 and 39,069,419 shares issued and outstanding at December 31, 2022	38	39
Additional paid-in capital	606,177	575,776
Retained earnings	699,990	653,484
Accumulated other comprehensive income	6,582	5,895
Total stockholders’ equity	1,312,787	1,235,194
Total liabilities and stockholders’ equity	$3,428,068	$3,565,437

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net income	$523,229	$748,462	$650,624
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	31,585	30,381	28,287
Amortization	8,555	8,644	1,739
Share-based compensation	19,582	14,879	15,187
Provision for doubtful accounts receivable, net of write-offs	2,197	3,580	1,134
Provision for inventory obsolescence, net of write-offs	1,930	5,869	3,798
Provision for deferred income taxes	10,359	15,169	4,650
Gains on sales of property and equipment	(317)	(527)	(93)
Equity in earnings of unconsolidated investments, net	(177)	(353)	(291)
Net (gains) losses on foreign currency transactions	(813)	48	325
Goodwill impairment	550	605	—
Other	200	472	473
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	10,108	19,685	(79,940)
Product inventories	231,240	(263,567)	(525,207)
Prepaid expenses and other assets	57,840	(52,815)	(51,199)
Accounts payable	96,128	7,597	114,893
Accrued expenses and other liabilities	(103,967)	(53,275)	149,110
Net cash provided by operating activities	888,229	484,854	313,490

Investing activities
Acquisition of businesses, net of cash acquired	(11,533)	(9,264)	(811,956)
Purchases of property and equipment, net of sale proceeds	(60,096)	(43,619)	(37,658)
Other investments, net	32	2,013	—
Net cash used in investing activities	(71,597)	(50,870)	(849,614)

Financing activities
Proceeds from revolving line of credit	1,548,618	1,917,173	1,438,408
Payments on revolving line of credit	(1,815,829)	(1,970,388)	(974,506)
Proceeds from term loan under credit facility	—	250,000	250,000
Payments on term loan under credit facility	(12,500)	—	—
Proceeds from asset-backed financing	552,500	220,000	495,000
Payments on asset-backed financing	(560,300)	(205,500)	(430,000)
Payments on term facility	(47,313)	(9,250)	(9,250)
Proceeds from short-term borrowings and current portion of long-term debt	19,998	28,445	9,279
Payments on short-term borrowings and current portion of long-term debt	(19,338)	(27,675)	(9,377)
Payments of deferred financing costs	(52)	(170)	(2,638)
Payments of deferred and contingent acquisition consideration	(551)	(1,374)	(362)
Proceeds from stock issued under share-based compensation plans	10,455	8,934	17,197
Payments of cash dividends	(167,461)	(150,624)	(119,581)
Repurchases of common stock	(306,359)	(471,229)	(138,039)
Net cash used in financing activities	(798,132)	(411,658)	526,131
Effect of exchange rate changes on cash and cash equivalents	2,449	(1,056)	186
Change in cash and cash equivalents	20,949	21,270	(9,807)
Cash and cash equivalents at beginning of year	45,591	24,321	34,128
Cash and cash equivalents at end of year	$66,540	$45,591	$24,321

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2020	40,232	40	519,579	133,870	(14,019)	639,470
Net income	—	—	—	650,624	—	650,624
Foreign currency translation	—	—	—	—	(4,663)	(4,663)
Interest rate swaps, net of the change in taxes of $(3,733)	—	—	—	—	11,198	11,198
Repurchases of common stock, net of retirements	(360)	—	—	(138,039)	—	(138,039)
Share-based compensation	—	—	15,187	—	—	15,187
Issuance of stock under share-based compensation plans	321	—	17,197	—	—	17,197
Declaration of cash dividends	—	—	—	(119,581)	—	(119,581)
Balance at December 31, 2021	40,193	40	551,963	526,874	(7,484)	1,071,393
Net income	—	—	—	748,462	—	748,462
Foreign currency translation	—	—	—	—	(10,028)	(10,028)
Interest rate swaps, net of the change in taxes of $(7,802)	—	—	—	—	23,407	23,407
Repurchases of common stock, net of retirements	(1,234)	(1)	—	(471,228)	—	(471,229)
Share-based compensation	—	—	14,879	—	—	14,879
Issuance of stock under share-based compensation plans	110	—	8,934	—	—	8,934
Declaration of cash dividends	—	—	—	(150,624)	—	(150,624)
Balance at December 31, 2022	39,069	39	575,776	653,484	5,895	1,235,194
Net income	—	—	—	523,229	—	523,229
Foreign currency translation	—	—	—	—	6,909	6,909
Interest rate swaps, net of the change in taxes of $2,074	—	—	—	—	(6,222)	(6,222)
Repurchases of common stock, net of retirements	(862)	(1)	—	(309,262)	—	(309,263)
Share-based compensation	—	—	19,582	—	—	19,582
Issuance of stock under share-based compensation plans	148	—	10,819	—	—	10,819
Declaration of cash dividends	—	—	—	(167,461)	—	(167,461)
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2023, Pool Corporation and our subsidiaries (the Company, which may also be referred to as we, us or our) operated 439 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. We distribute products through five networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon), National Pool Tile (NPT) and Sun Wholesale Supply (Sun Wholesale).

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

Newly Adopted Accounting Pronouncements

On June 30, 2023, we adopted Accounting Standards Update (ASU) 2020-04, Reference Rate Reform (Topic 848), Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and all related amendments, which are codified into Accounting Standards Codification (ASC) 848. This standard provides optional expedients and exceptions for applying GAAP to transactions affected by reference rate reform if certain criteria are met. These transactions include contract modifications, hedging relationships and sale or transfer of debt securities classified as held-to-maturity. Prior to our debt amendments in June 2023, discussed further in Note 5, we adopted the hedge accounting expedient related to the probability of forecasted transactions to assert probability of the hedged interest regardless of any expected modification related to reference rate reform. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures, and we do not expect a material impact in future periods.

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

Seasonality and Weather

Our business is seasonal, and weather is one of the principal external factors affecting our business. In general, sales and net income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and remodeling and repair activities. Sales are lower during the first and fourth quarters.

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

2023	2022	2021
$84,932	$89,002	$75,411

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2023	2022	2021
$28,532	$28,778	$9,409

The increase in advertising costs from 2021 to 2022 is driven by our December 2021 acquisition of Porpoise Pool & Patio, Inc., and primarily relates to an advertising fund based on a percentage of Pinch A Penny franchisee sales.

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

We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred, although we have not realized any impacts since the U.S. first imposed taxes on GILTI in December 2017.

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive income on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized a net foreign currency transaction gain of $0.8 million in 2023 and losses of $0.1 million in 2022 and $0.3 million in 2021.

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

Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.
The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at December 31,
	Input Level	Classification	2023	2022
Assets
Unrealized gains on interest rate swaps	Level 2	Other assets	$25,752	$34,049
Deferred compensation plan asset	Level 1	Other assets	15,347	13,148
Liabilities
Contingent consideration liabilities	Level 3	Accrued expenses and other current liabilities	$—	$554
Deferred compensation plan liability	Level 1	Other long-term liabilities	15,347	13,148

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2023	2022	2021
Balance at beginning of year	$9,522	$5,942	$4,808
Bad debt expense	7,526	7,449	3,377
Write-offs, net of recoveries	(5,330)	(3,869)	(2,243)
Balance at end of year	$11,718	$9,522	$5,942

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
•geographic location; and
•superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2023	2022	2021
Balance at beginning of year	$21,208	$15,196	$11,398
Provision for inventory write-downs	8,483	11,989	7,781
Deduction for inventory write-offs	(6,227)	(5,977)	(3,983)
Balance at end of year	$23,464	$21,208	$15,196

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2023	2022	2021
$31,585	$30,381	$28,287

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

To estimate the fair value of our reporting units, we project company-wide future cash flows using management’s assumptions for sales growth rates, operating margins, discount rates and earnings multiples. The earnings multiples are then used to estimate the fair value of each reporting unit. These assumptions are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). To the extent the carrying value of a reporting unit is greater than its estimated fair value, we perform a discounted cash flow analysis at the reporting unit level to further evaluate our initial fair value estimate. If the carrying value of the reporting unit exceeds the fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Accumulated Other Comprehensive Income

The table below presents the components of our Accumulated other comprehensive income balance (in thousands):

	December 31,
	2023	2022
Foreign currency translation adjustments	$(12,699)	$(19,608)
Unrealized gains on interest rate swaps, net of tax	19,281	25,503
Accumulated other comprehensive income	$6,582	$5,895

Retained Earnings

We account for the retirement of share repurchases as a decrease to our Retained earnings on our Consolidated Balance Sheets.  As of December 31, 2023, the retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.4 billion and cumulative dividends of $1.1 billion.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash paid during the year for:
Interest	$58,131	$39,759	$10,023
Income taxes, net of refunds	153,157	314,714	83,953

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes- Improvements to Income Tax Disclosures, which will require enhancements and further transparency for decision usefulness to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid.
		Annual periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. Early adoption is also permitted.	We are currently evaluating the effect this standard will have on our disclosures.
ASU 2023-07, Segment Reporting (Topic 280), Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Improvements to Reportable Segment Disclosures, which intends to improve reportable segment disclosures through requirement of enhanced disclosures about significant segment expenses, enhanced interim disclosure requirements, refines situations in which an entity can disclose multiple segment measures of profit or loss, provides advanced segment disclosure requirements for entities with a single reportable segment, as well as other disclosure requirements.
		Annual periods beginning after December 15, 2023 on a retrospective basis. Early adoption is permitted.	We are currently evaluating the effect this standard will have on our disclosures.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Agreements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets.
		The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.	We are currently evaluating the effect this standard will have on our disclosures.

Note 2 - Acquisitions

2023 Acquisitions

In December 2023, we acquired the distribution assets of A.C. Solucoes para Piscinas, Lda., a wholesale distributor of swimming pool equipment, chemicals and supplies, adding one location in Braga, Portugal.

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

2021 Acquisitions

We acquired Porpoise Pool & Patio, Inc. (Porpoise) on December 16, 2021 for $788.7 million, net of cash acquired. We recognized goodwill of $403.5 million, other intangible assets of $301.0 million and tangible assets of $84.2 million, which included $57.4 million of acquired land and buildings. The acquisition was funded with borrowings on our Credit Facility.

Porpoise’s primary operations consist of Sun Wholesale Supply, a wholesale distributor of swimming pool and outdoor-living products, adding one distribution location in Florida. It also services Pinch A Penny, Inc., a franchisor of independently owned and operated pool and outdoor living-related specialty retail stores.

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

We have completed our acquisition accounting for all acquisitions discussed above, subject to adjustments for standard holdback provisions per the terms of the purchase agreements, which are not material.

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2021	$701,753
Acquired goodwill	5,500
Foreign currency translation and other adjustments	(1,266)
Goodwill (gross) at December 31, 2022	705,987

Accumulated impairment losses at December 31, 2021	(13,389)
Goodwill impairment	(605)
Accumulated impairment losses at December 31, 2022	(13,994)

Goodwill (net) at December 31, 2022	$691,993

Goodwill (gross) at December 31, 2022	$705,987
Acquired goodwill	8,137
Foreign currency translation and other adjustments	498
Goodwill (gross) at December 31, 2023	714,622

Accumulated impairment losses at December 31, 2022	(13,994)
Goodwill impairment	(550)
Accumulated impairment losses at December 31, 2023	(14,544)

Goodwill (net) at December 31, 2023	$700,078

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

In September 2023, we recorded goodwill impairment of $0.6 million, primarily related to one of our Horizon reporting units in Texas that we previously identified as being most at risk of goodwill impairment. We had been monitoring this location’s results, which came in below expectations at the end of the 2023 season. We performed an interim goodwill impairment analysis, which included a discounted cash flow analysis, and determined that the estimated fair value of the reporting unit no longer exceeded its carrying value.

In October 2023, we performed our annual goodwill impairment test and did not record any additional goodwill impairment at the reporting unit level. As of October 1, 2023, we had 250 reporting units with allocated goodwill balances.   Our most significant goodwill balance of $403.5 million was related to our Porpoise Pool & Patio reporting unit and the next largest goodwill balance for a reporting unit was $12.1 million. The average goodwill balance per reporting unit was $2.8 million.

In October 2022, we performed our annual goodwill impairment test and recorded goodwill impairment of $0.6 million related to the closure of a Horizon reporting unit in that period.

We record goodwill and intangibles impairment in Selling and administrative expenses on our Consolidated Statements of Income.

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2023			2022
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pinch A Penny brand name	169,000	—	169,000	169,000	—	169,000	Indefinite
National Pool Tile (NPT) tradename	1,500	(1,187)	313	1,500	(1,112)	388	20
Non-compete agreements	6,206	(3,258)	2,948	6,022	(2,533)	3,489	4.64
Customer relationships	109,000	(11,125)	97,875	109,000	(5,677)	103,323	20
Franchise agreements	22,000	(2,254)	19,746	22,000	(1,150)	20,850	20
Total other intangibles	$316,106	$(17,824)	$298,282	$315,922	$(10,472)	$305,450

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

Other intangible amortization expense was $7.8 million in 2023, $7.8 million in 2022 and $1.3 million in 2021.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2024	$7,794
2025	7,676
2026	7,143
2027	6,790
2028	6,619

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2023	2022
Receivables, net:
Trade accounts	$60,966	$32,793
Vendor programs	92,072	101,554
Other, net	4,403	3,422
Total receivables	157,441	137,769
Less: Allowance for doubtful accounts	(11,718)	(9,522)
Receivables, net	$145,723	$128,247

Prepaid expenses and other current assets:
Prepaid expenses	$31,175	$24,394
Other current assets	9,269	6,498
Prepaid expenses and other current assets	$40,444	$30,892

Property and equipment, net:
Land	$24,077	$19,865
Buildings	56,181	55,911
Leasehold improvements	81,114	70,945
Autos and trucks	127,381	112,091
Machinery and equipment	109,532	93,491
Computer equipment	34,192	32,380
Furniture and fixtures	9,935	9,670
Fixed assets in progress	14,653	10,869
Total property and equipment	457,065	405,222
Less: Accumulated depreciation	(233,136)	(211,513)
Property and equipment, net	$223,929	$193,709

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$23,378	$22,318
Performance-based compensation	30,346	70,609
Taxes payable	21,209	16,479
Other current liabilities	59,743	59,115
Accrued expenses and other current liabilities	$134,676	$168,521

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2023	2022
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$13,203	$12,542
Current portion of term loans under credit facility	25,000	12,500
Short-term borrowings and current portion of long-term debt	38,203	25,042

Long-term portion:
Revolving credit facility	252,500	519,711
Term loans under credit facility	462,500	487,500
Term facility	109,937	157,250
Receivables securitization facility	191,700	199,500
Less: financing costs, net	1,520	2,200
Long-term debt, net	1,015,117	1,361,761
Total debt	$1,053,320	$1,386,803

Credit Facility

Our Credit Facility, most recently amended on June 30, 2023, provides for $1.25 billion in borrowing capacity, consisting of a $750.0 million revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes sublimits for the issuance of swingline loans and standby letters of credit and matures on September 25, 2026.

On June 30, 2023, we entered into the Second Amendment to the Second Amended and Restated Credit Agreement (the Credit Agreement) among us as U.S. Borrower, SCP Distributors Canada Inc. as Canadian Borrower, SCP International, Inc. as Euro Borrower, the Subsidiary Guarantors party thereto, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The amendment updated the index used for the Base Rate (as further defined within the Credit Facility Amendment) from LIBOR to Term SOFR. The amendment also increased the maximum amount for the Accounts Securitization (as further defined within the Credit Agreement) from $350.0 million to $500.0 million and increased the Canadian Dollar Commitment, Euro Commitment and Swingline Commitment (all as further defined within the Credit Facility Agreement) to $50.0 million each.

Our term loans under the credit facility require quarterly amortization payments beginning in September 2023 aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on September 25, 2026. All other terms of any such term loans would be substantially similar to those governing revolving credit loans under the Credit Agreement.

All obligations under the Credit Agreement are guaranteed on an unsecured basis by substantially all of our existing and future domestic subsidiaries.  The Credit Agreement also contains various customary affirmative and negative covenants and events of default.  The occurrence of any of these events of default would permit the lenders to, among other things, require immediate payment of all amounts outstanding under the Credit Agreement.

At December 31, 2023, there was $740.0 million outstanding, including a $487.5 million term loan, a $16.0 million standby letter of credit outstanding and $481.5 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2023 was approximately 4.7%, excluding commitment fees and including the impact of our interest rate swaps.

Revolving and term borrowings under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the highest of (i) the Agent’s prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) Adjusted Term SOFR (defined below) for a one-month tenor in effect on such day plus 1.000%; or

b.Adjusted Term SOFR, the rate per annum equal to Term SOFR for such calculation plus the Term SOFR adjustment of 0.10%.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the Canadian Dealer Offered Rate (CDOR) plus 1.000%; or
b.CDOR.

Borrowings by the Euro Borrower bear interest at the Adjusted Eurocurrency rate plus an applicable margin.

Borrowings under any swingline loans under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.the Term SOFR Swingline Rate, the greater of (i) Adjusted Term SOFR for a period equal to one month (commencing on the date of determination of such interest rate) and (ii) a floor rate specified in the Credit Agreement; or
b.a base rate, which is the highest of (i) the Agent’s prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.000%.

The interest rate margins on the borrowings and letters of credit issued under the Credit Agreement are based on our leverage ratio and will range from 0.000% to 0.425% on Base Rate, Canadian Base Rate and Base Rate swingline loans and from 0.910% to 1.425% on CDOR, Adjusted Term SOFR, Adjusted Eurocurrency rate and Term SOFR Swingline Rate loans (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Credit Agreement). We are also required to pay an annual facility fee with respect to the lenders’ aggregate revolving credit agreement, the amount of which is based on our leverage ratio.

Term Facility

On December 30, 2019, we along with certain of our subsidiaries entered into a $185.0 million term facility (the “Term Facility”) with Bank of America, N.A. pursuant to a credit agreement subsequently amended on October 12, 2021, among us, as Borrower and Bank of America, N.A., as the Lender. On June 30, 2023, we entered into the Second Amendment to Credit Agreement (the “Term Facility Agreement”) among us, as Borrower, the Guarantors party thereto and Bank of America, N.A. as Lender. The amendment updated the index used for the Base Rate (as further defined within the Term Facility Agreement) from LIBOR to Term SOFR. The Term Facility matures on December 30, 2026.

Under the Term Facility, we are required to make quarterly amortization payments in installments of 1.250% of the Term Facility on the last business day of each quarter. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs. In June 2023, we made a prepayment on the Term Facility of $45.0 million with $32.4 million applied against the remaining quarterly installments and the remainder applied against the amount due at maturity.

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

At December 31, 2023, the Term Facility had an outstanding balance of $109.9 million at a weighted average effective interest rate of 6.6%.

Borrowings under the Term Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.a base rate, which is the greatest of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus 0.50%, (ii) Bank of America’s “prime rate,” or (iii) the Term SOFR Rate (defined below) plus 1.00%; or
b.the Term SOFR Rate, which is the greater of (i) the rate per annum equal to the Term SOFR Screen Rate administered by CME Group Benchmark Administration Limited or any successor administrator plus the SOFR adjustment of 0.10% or (ii) a floor rate specified in the Term Facility Agreement.

The interest rate margins on the borrowings under the Term Facility are based on our leverage ratio and will range from 0.000% to 0.625% on Base Rate borrowings and 1.000% to 1.625% on Adjusted Term SOFR Rate borrowings (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Term Facility Agreement).

Receivables Securitization Facility

On November 1, 2022, we and certain of our subsidiaries entered into an agreement (the “Amended Receivables Purchase Agreement”) amending our two-year receivable securitization facility. As amended, the Receivables Facility has a maximum facility limit of $350.0 million in the months of April through August and a funding capacity that ranges from $210.0 million to $340.0 million during the remaining months of the year. The maturity date of the Receivables Facility is November 1, 2024. Amounts outstanding under the Receivables Facility bear interest at Term SOFR plus an applicable margin of 0.75%.

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

At December 31, 2023, there was $191.7 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.2%, excluding commitment fees.

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

Maturities of Long-Term Debt

The table below presents maturities of long-term debt, excluding unamortized deferred financing costs, for the next five years (in thousands):

2024	$229,903
2025	37,500
2026	787,438
2027	—
2028	—
Our Receivables Facility matures November 1, 2024 and is included in the table above according to its stated maturity date. On our Consolidated Balance Sheets, we classify the entire outstanding balance of the Receivables Facility as Long-term debt as we intend and have the ability to refinance the obligations on a long-term basis.

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

Two of our interest rate swap contracts terminated on September 29, 2022. The following table provides additional details related to these former swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Former interest rate swap 1	May 7, 2019	November 20, 2020	September 29, 2022	$75.0	2.0925%
Former interest rate swap 2	July 25, 2019	November 20, 2020	September 29, 2022	$75.0	1.5500%

The net difference between interest paid and interest received related to our swap agreements resulted in an interest benefit of $12.2 million in 2023 and $0.8 million in 2022 and expense of $4.3 million in 2021.

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

Financial and Other Covenants

The Credit Facility and Term Facility limit the declaration and payment of dividends on our common stock to a manner consistent with past practice, provided no default or event of default has occurred and is continuing, or would result from the payment of dividends. We may declare and pay quarterly dividends so long as (i) the amount per share of such dividends is not greater than the most recently publicly announced dividends per share and (ii) our Average Total Leverage Ratio is less than 3.25 to 1.00 both immediately before and after giving pro forma effect to such dividends. Under the Credit Facility and Term Facility, we may repurchase shares of our common stock provided no default or event of default has occurred and is continuing, or would result from the repurchase of shares, and our maximum average total leverage ratio (determined on a pro forma basis) is less than 3.25 to 1.00.

Other covenants include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets. Failure to comply with any of our financial covenants or any other terms of the Credit Facility and the Term Facility could result in higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

As of December 31, 2023, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2023	2022
Deferred financing costs:
Balance at beginning of year	$4,212	$4,042
Financing costs deferred	52	170
Balance at end of year	4,264	4,212
Less: Accumulated amortization	(2,744)	(2,012)
Deferred financing costs, net of accumulated amortization	$1,520	$2,200

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2023, we had 3,947,708 shares available for future issuance including 853,337 shares that may be issued as restricted stock.

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

Restricted stock awards to our employees contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. For each of the performance-based grants from 2016 through 2021, we achieved the performance condition in the initial three-year performance period. For the performance-based grants in 2022 and 2023, we have concluded that the performance condition is probable to be attained in the initial three-year performance period.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2023:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2022	642,925	$154.57
Granted	33,408	357.52
Less: Exercised	90,439	92.52
Forfeited	15,172	293.44
Balance at December 31, 2023	570,722	$173.13	4.22	$129,309,839

Exercisable at December 31, 2023	371,551	$102.10	2.48	$110,210,899

The following table presents information about stock options outstanding and exercisable at December 31, 2023:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$58.26 to $80.78	214,410	1.26	$70.78	214,410	$70.78
$80.79 to $220.01	216,574	4.53	155.78	155,415	142.35
$220.02 to $515.41	139,738	8.26	357.05	1,726	370.02
	570,722	4.22	$173.13	371,551	$102.10

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2023	2022	2021
Options exercised	90,439	71,737	274,253
Cash proceeds	$8,368	$6,247	$14,435
Intrinsic value of options exercised	$23,356	$21,976	$118,305
Tax benefits realized	$5,839	$5,494	$29,576

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2023		2022		2021
Expected volatility	31.0%		28.9%		27.0%
Expected term	7.4	years	7.1	years	6.9	years
Risk-free interest rate	4.01%		2.92%		1.00%
Expected dividend yield	1.15%		1.15%		1.15%
Grant date fair value	$130.74		$116.56		$83.05

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

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2023	2022	2021
Option grants share-based compensation expense	$4,618	$3,413	$2,846
Option grants share-based compensation tax benefits	1,154	853	712

At December 31, 2023, the unamortized compensation expense related to stock option awards totaled $8.1 million.  We anticipate recognizing this expense over a weighted average period of 2.8 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2023:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2022	212,717	$256.97
Granted (at market price) (1)	55,196	357.96
Less: Vested	58,705	172.24
Forfeited	5,571	326.45
Balance unvested at December 31, 2023	203,637	$306.79

(1)The majority of these shares contain performance-based vesting conditions.

At December 31, 2023, the unamortized compensation expense related to the restricted stock awards totaled $23.0 million.  We anticipate recognizing this expense over a weighted average period of 2.4 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2023	2022	2021
Restricted stock awards - shares vested	58,705	78,931	69,069
Fair value of restricted stock awards vested	$20,906	$37,258	$24,005

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2023	2022	2021
Restricted stock awards share-based compensation expense	$14,487	$11,024	$11,543

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each of the last three years, our employees purchased the following aggregate number of shares:

2023	2022	2021
7,640	7,658	8,649

The grant date fair value for the most recent ESPP purchase period ended July 31, 2023 was $57.71 per share.  Share-based compensation expense related to our ESPP was $0.5 million in 2023, $0.5 million in 2022 and $0.8 million in 2021.

Note 7 - Income Taxes
Income before income taxes and equity in earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2023	2022	2021
United States	$662,138	$919,461	$752,957
Foreign	25,998	65,411	71,188
Total	$688,136	$984,872	$824,145

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2023	2022	2021
Current:
Federal	$120,122	$164,135	$124,379
State and other	34,603	57,459	44,783
Total current provision for income taxes	154,725	221,594	169,162

Deferred:
Federal	9,929	13,592	2,970
State and other	430	1,577	1,680
Total deferred provision for income taxes	10,359	15,169	4,650
Provision for income taxes	$165,084	$236,763	$173,812

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity in earnings is as follows:

	Year Ended December 31,
	2023	2022	2021
Federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	0.05	(0.02)	(0.11)
Stock-based compensation	(0.97)	(1.09)	(3.67)
Other, primarily state income tax rate	3.91	4.15	3.87
Total effective tax rate	23.99%	24.04%	21.09%
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $6.7 million to our income tax provision in 2023, $10.8 million in 2022 and $30.0 million in 2021.

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Product inventories	$11,764	$10,932
Accrued expenses	4,724	2,028
Leases	73,874	65,852
Share-based compensation	9,977	8,636
Uncertain tax positions	3,753	3,253
Net operating losses	1,447	987
Other	4,716	4,139
Total non-current	110,255	95,827
Less: Valuation allowance	(1,133)	(815)
Component reclassified for net presentation	(107,733)	(94,034)
Total non-current, net	1,389	978

Total deferred tax assets	1,389	978

Deferred tax liabilities:
Trade discounts on purchases	2,112	3,995
Prepaid expenses	6,610	4,903
Leases	73,092	64,549
Intangible assets, primarily goodwill	60,902	48,836
Depreciation	26,000	21,998
Interest rate swaps	6,438	8,512
Total non-current	175,154	152,793
Component reclassified for net presentation	(107,733)	(94,034)
Total non-current, net	67,421	58,759

Total deferred tax liabilities	67,421	58,759

Net deferred tax liability	$66,032	$57,781

At December 31, 2023, certain of our international subsidiaries had tax loss carryforwards totaling approximately $5.0 million, which expire in various years after 2024.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $1.4 million as of December 31, 2023 and $1.0 million as of December 31, 2022.  We have recorded a corresponding valuation allowance of $1.0 million and $0.7 million in the respective years.

As of December 31, 2023, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform enacted in December 2017. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2023	2022	2021
Balance at beginning of year	$15,489	$13,297	$15,553
Increases for tax positions taken during a prior period	—	275	—
Increases for tax positions taken during the current period	4,457	5,264	3,518
Decreases resulting from the expiration of the statute of limitations	2,075	3,347	3,185
Decreases relating to settlements	—	—	2,589
Balance at end of year	$17,871	$15,489	$13,297

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $14.1 million at December 31, 2023 and $12.2 million at December 31, 2022.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.4 million in 2023 and interest income of $0.1 million in 2022 and $0.6 million in 2021.  Accrued interest related to unrecognized tax benefits was approximately $1.9 million at December 31, 2023 and $1.6 million at December 31, 2022.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2020.

Note 8 - Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 207,000 for the year ended December 31, 2023, 221,000 for the year ended December 31, 2022 and 268,000 for the year ended December 31, 2021.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2023	2022	2021
Net income	$523,229	$748,462	$650,624
Amounts allocated to participating securities	(2,771)	(4,151)	(4,321)
Net income attributable to common stockholders	$520,458	$744,311	$646,303

Weighted average common shares outstanding:
Basic	38,704	39,409	39,876
Effect of dilutive securities:
Stock options and employee stock purchase plan	293	397	604
Diluted	38,997	39,806	40,480

Earnings per share attributable to common stockholders:
Basic	$13.45	$18.89	$16.21
Diluted	$13.35	$18.70	$15.97

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	64	34	1
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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2023	2022	2021
Operating lease cost (1)	Selling and administrative expenses	$92,939	$81,750	$71,255
Variable lease cost	Selling and administrative expenses	$24,535	$22,326	$18,755
(1)Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2023, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2024	$89,568
2025	80,068
2026	67,182
2027	50,500
2028	28,020
Thereafter	33,092
Total lease payments	348,430
Less: interest	37,266
Present value of lease liabilities	$311,164

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

The table below presents the weighted-average remaining lease term (years) of our operating leases and the weighted-average discount rate used in the above calculation:

	December 31,
Lease Term and Discount Rate for Operating Leases	2023	2022	2021
Weighted-average remaining lease term (years)	4.81	5.08	5.27
Weighted-average discount rate	4.04%	3.05%	2.57%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities and lease assets obtained in exchange for lease obligations (in thousands):

	Year Ended
	December 31,
	2023	2022	2021
Operating cash flows for lease liabilities	$84,703	$75,281	$67,197
Operating lease assets obtained in exchange for operating lease obligations	$107,869	$91,622	$94,493

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

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2023	2022	2021
NCC	$1,222	$1,222	$1,222

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

The table below sets forth our contributions for the past three years (in thousands):

	2023	2022	2021
Defined contribution and international retirement plans	$10,973	$10,230	$9,308
Deferred compensation plan	218	283	239

Note 12 - Quarterly Financial Data (Unaudited)

The table below summarizes the unaudited quarterly results of operations for the past two years (in thousands, except per share data):

	Quarter
	2023				2022
	First	Second	Third	Fourth	First	Second	Third	Fourth
Net sales	$1,206,774	$1,857,363	$1,474,407	$1,003,050	$1,412,650	$2,055,818	$1,615,339	$1,095,920
Gross profit	369,755	567,783	428,731	293,775	447,189	666,804	503,687	315,731
Net income	101,699	232,250	137,843	51,437	179,261	307,283	190,055	71,863
Earnings per share:
Basic	$2.60	$5.95	$3.54	$1.33	$4.46	$7.71	$4.82	$1.84
Diluted	$2.58	$5.91	$3.51	$1.32	$4.41	$7.63	$4.78	$1.82

The sum of basic and diluted earnings per share for each of the quarters may not equal the total basic and diluted earnings per share for the annual periods because of rounding differences and a difference in the way that in-the-money stock options are considered from quarter to quarter.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2023, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2023, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2023, Pool Corporation’s internal control over financial reporting was effective.

The independent registered public accounting firm that audited the Consolidated Financial Statements included in Item 8 of this Form 10-K has issued a report on Pool Corporation’s internal control over financial reporting. This report appears below.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pool Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and our report dated February 27, 2024 expressed an unqualified opinion thereon.
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

 /s/ Ernst & Young LLP

New Orleans, Louisiana
February 27, 2024

Item 9B.  Other Information

During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation SK).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Pool Corporation’s 2024 Proxy Statement to be filed with the SEC.

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

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to Pool Corporation’s 2024 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Pool Corporation’s 2024 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Pool Corporation’s 2024 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Pool Corporation’s 2024 Proxy Statement to be filed with the SEC.

PART IV.

Item 15.  Exhibits, Financial Statement Schedules

(a)The following documents are filed as part of this report:

(1)	Consolidated Financial Statements:
		Page
	Report of Independent Registered Public Accounting Firm	49
	Consolidated Statements of Income	51
	Consolidated Statements of Comprehensive Income	52
	Consolidated Balance Sheets	53
	Consolidated Statements of Cash Flows	54
	Consolidated Statements of Changes in Stockholders’ Equity	55
	Notes to Consolidated Financial Statements	56

(2)	Financial Statement Schedules.

	All schedules are omitted because they are not applicable or are not required or because the required information is provided in our Consolidated Financial Statements or accompanying Notes included in Item 8 of this Form 10-K.

(3)	The exhibits listed in the Index to Exhibits.

Item 16.  Form 10-K Summary

None.

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated By-laws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.	X	10-K	000-26640	02/27/2024
10.1	*	Pool Corporation Amended and Restated Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/25/2022
10.4	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/25/2022
10.5	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.6	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.7	*	Form of Employment Agreement for Executive Officers.	X	10-K	000-26640	02/27/2024
10.8	*	Employment Agreement, dated December 20, 2016, between SCP Distributors, LLC and Peter D. Arvan.		10-K	000-26640	02/24/2017
10.9	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.10	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.11		Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.12	*	Pool Corporation Executive Officer Annual Incentive Plan.		10-K	000-26640	02/27/2019
10.13	*	Pool Corporation Strategic Plan Incentive Program.		10-K	000-26640	02/25/2022
10.14
Second Amended and Restated Credit Agreement dated as of September 27, 2021, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.
				8-K	000-26640	9/29/2021
10.15		as amended by First Amendment to Second Amended and Restated Credit Agreement dated as of December 30, 2021.		10-K	000-26640	02/25/2022

Incorporated by Reference
No.	Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

10.16	as amended by Second Amendment to Second Amended and Restated Credit Agreement dated as of June 30, 2023.		8-K	000-26640	07/05/2023
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
			8-K	000-26640	11/04/2021
10.29	as amended by Twelfth Amendment to the Receivables Purchase Agreement dated as of November 1, 2022.		8-K	000-26640	11/04/2022
10.30	Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC.		8-K	000-26640	10/17/2013
10.31	Credit Agreement, dated as of December 30, 2019, among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and Bank of America, N.A., as the Lender.		8-K	000-26640	01/02/2020
10.32	as amended by First Amendment to Credit Agreement dated October 12, 2021.		10-Q	000-26640	10/28/2021
10.33	as amended by Second Amendment to Credit Agreement dated June 30, 2023.		8-K	000-26640	07/05/2023
19.1	Pool Corporation Insider Trading Policy.	X
21.1	Subsidiaries of the registrant.	X
23.1	Consent of Ernst & Young LLP.	X

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1		Pool Corporation Clawback Policy.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

*    Indicates a management contract or compensatory plan or arrangement

+    Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021;
2.Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, December 31, 2022 and December 31, 2021;
3.Consolidated Balance Sheets at December 31, 2023 and December 31, 2022;
4.Consolidated Statements of Cash Flows for the years ended December 31, 2023, December 31, 2022 and December 31, 2021;
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2023, December 31, 2022 and December 31, 2021; and
6.Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2024.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chairman of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2024.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chairman of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President, Chief Executive Officer and Director (principal executive officer)

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Vice President and Chief Financial Officer (principal financial officer)

/s/ WALKER F. SAIK
Walker F. Saik	Chief Accounting Officer and Corporate Controller (principal accounting officer)

/s/ MARTHA S. GERVASI
Martha S. Gervasi	Director

/s/ JAMES D. HOPE
James D. Hope	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ CARLOS A. SABATER
Carlos A. Sabater	Director

/s/ ROBERT C. SLEDD
Robert C. Sledd	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director