Form 10-Q
period 2024-03-31
POOL CORP
filed 2024-04-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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

As of April 24, 2024, there were 38,328,780 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2024

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2024	2023
Net sales	$1,120,810	$1,206,774
Cost of sales	782,250	837,019
Gross profit	338,560	369,755
Selling and administrative expenses	229,840	223,984
Operating income	108,720	145,771
Interest and other non-operating expenses, net	13,419	15,835
Income before income taxes and equity in earnings	95,301	129,936
Provision for income taxes	16,473	28,273
Equity in earnings of unconsolidated investments, net	57	36
Net income	$78,885	$101,699

Earnings per share attributable to common stockholders:
Basic	$2.05	$2.60
Diluted	$2.04	$2.58
Weighted average common shares outstanding:
Basic	38,205	38,877
Diluted	38,467	39,189

Cash dividends declared per common share	$1.10	$1.00

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Net income	$78,885	$101,699
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(3,668)	2,469
Unrealized gain (loss) on interest rate swaps, net of the change in taxes of $(742) and $1,269	2,226	(3,809)
Total other comprehensive loss	(1,442)	(1,340)
Comprehensive income	$77,443	$100,359

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2024	2023	2023
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$67,974	$26,470	$66,540
Receivables, net	150,240	163,048	145,723
Receivables pledged under receivables facility	376,935	401,123	197,187
Product inventories, net	1,496,947	1,686,683	1,365,466
Prepaid expenses and other current assets	44,521	27,875	40,444
Total current assets	2,136,617	2,305,199	1,815,360

Property and equipment, net	230,423	200,997	223,929
Goodwill	699,424	693,242	700,078
Other intangible assets, net	296,494	303,753	298,282
Equity interest investments	1,350	1,206	1,305
Operating lease assets	308,593	274,428	305,688
Other assets	85,926	84,004	83,426
Total assets	$3,758,827	$3,862,829	$3,428,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$907,806	$739,749	$508,672
Accrued expenses and other current liabilities	99,557	126,093	134,676
Short-term borrowings and current portion of long-term debt	36,655	33,080	38,203
Current operating lease liabilities	92,162	78,498	89,215
Total current liabilities	1,136,180	977,420	770,766

Deferred income taxes	68,904	57,868	67,421
Long-term debt, net	942,522	1,332,670	1,015,117
Other long-term liabilities	42,807	37,623	40,028
Non-current operating lease liabilities	222,730	200,498	221,949
Total liabilities	2,413,143	2,606,079	2,115,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,462,331, 39,032,631 and 38,354,829 shares issued and outstanding at March 31, 2024, March 31, 2023 and December 31, 2023, respectively	38	39	38
Additional paid-in capital	620,278	586,595	606,177
Retained earnings	720,228	665,561	699,990
Accumulated other comprehensive income	5,140	4,555	6,582
Total stockholders’ equity	1,345,684	1,256,750	1,312,787
Total liabilities and stockholders’ equity	$3,758,827	$3,862,829	$3,428,068

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2024	2023
Operating activities
Net income	$78,885	$101,699
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	8,661	7,632
Amortization	2,088	2,135
Share-based compensation	5,328	4,923
Equity in earnings of unconsolidated investments, net	(57)	(36)
Other	(853)	2,732
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(181,705)	(211,015)
Product inventories	(133,249)	(96,011)
Prepaid expenses and other assets	15,741	(5,786)
Accounts payable	401,384	332,800
Accrued expenses and other liabilities	(50,781)	(35,870)
Net cash provided by operating activities	145,442	103,203

Investing activities
Acquisition of businesses, net of cash acquired	(1,348)	(1,760)
Purchases of property and equipment, net of sale proceeds	(17,038)	(15,570)
Other investments, net	(566)	(230)
Net cash used in investing activities	(18,952)	(17,560)

Financing activities
Proceeds from revolving line of credit	228,400	256,079
Payments on revolving line of credit	(365,500)	(376,895)
Payments on term loan under credit facility	(6,250)	—
Proceeds from asset-backed financing	208,600	151,200
Payments on asset-backed financing	(138,000)	(51,100)
Payments on term facility	—	(2,313)
Proceeds from short-term borrowings and current portion of long-term debt	14	3,011
Payments on short-term borrowings and current portion of long-term debt	(1,561)	(1,223)
Payments of deferred and contingent acquisition consideration	—	(551)
Proceeds from stock issued under share-based compensation plans	8,773	5,896
Payments of cash dividends	(42,334)	(39,073)
Repurchases of common stock	(16,304)	(50,549)
Net cash used in financing activities	(124,162)	(105,518)
Effect of exchange rate changes on cash and cash equivalents	(894)	754
Change in cash and cash equivalents	1,434	(19,121)
Cash and cash equivalents at beginning of period	66,540	45,591
Cash and cash equivalents at end of period	$67,974	$26,470

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787
Net income	—	—	—	78,885	—	78,885
Foreign currency translation	—	—	—	—	(3,668)	(3,668)
Interest rate swaps, net of the change in taxes of $(742)	—	—	—	—	2,226	2,226
Repurchases of common stock, net of retirements	(41)	—	—	(16,304)	—	(16,304)
Share-based compensation	—	—	5,328	—	—	5,328
Issuance of stock under share-based compensation plans	148	—	8,773	—	—	8,773
Declaration of cash dividends	—	—	—	(42,343)	—	(42,343)
Balance at March 31, 2024	38,462	$38	$620,278	$720,228	$5,140	$1,345,684

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	101,699	—	101,699
Foreign currency translation	—	—	—	—	2,469	2,469
Interest rate swaps, net of the change in taxes of $1,269	—	—	—	—	(3,809)	(3,809)
Repurchases of common stock, net of retirements	(144)	—	—	(50,549)	—	(50,549)
Share-based compensation	—	—	4,923	—	—	4,923
Issuance of stock under share-based compensation plans	108	—	5,896	—	—	5,896
Declaration of cash dividends	—	—	—	(39,073)	—	(39,073)
Balance at March 31, 2023	39,033	$39	$586,595	$665,561	$4,555	$1,256,750

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements
(Unaudited)
Note 1 – Summary of Significant Accounting Policies

Pool Corporation (the Company, which may also be referred to as we, us or our) prepared the unaudited interim Consolidated Financial Statements following U.S. generally accepted accounting principles (GAAP) and the requirements of the Securities and Exchange Commission (SEC) for interim financial information. As permitted under those rules, we have condensed or omitted certain footnotes and other financial information required for complete financial statements.

The interim Consolidated Financial Statements include all normal and recurring adjustments that are necessary for a fair presentation of our financial position and operating results. All significant intercompany accounts and intercompany transactions have been eliminated.

A description of our significant accounting policies is included in our 2023 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2023 Annual Report on Form 10-K.  The results for our three-month period ended March 31, 2024, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2024.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $7.4 million in the first quarter of 2024 compared to $4.8 million in the first quarter of 2023.

Retained Earnings

We account for the retirement of repurchased shares as a reduction of Retained earnings. As of March 31, 2024, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, share retirements since the inception of our share repurchase programs of $2.5 billion and cumulative dividends of $1.2 billion.

Accumulated Other Comprehensive Income

The table below presents the components of our Accumulated other comprehensive income balance (in thousands):

	March 31,		December 31,
	2024	2023	2023
Foreign currency translation adjustments	$(16,367)	$(17,139)	$(12,699)
Unrealized gains on interest rate swaps, net of tax	21,507	21,694	19,281
Accumulated other comprehensive income	$5,140	$4,555	$6,582

Recent Accounting Pronouncements Pending Adoption
The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes- Improvements to Income Tax Disclosures, which will require enhancements and further transparency to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid.
		Annual periods beginning after December 15, 2024 on a prospective basis. Retrospective application for all periods presented is permitted. Early adoption is also permitted.	We are currently evaluating the effect this standard will have on our disclosures.
ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures
In November 2023, the FASB issued ASU 2023-07, Segment Reporting - Improvements to Reportable Segment Disclosures, which intends to improve reportable segment disclosures by requiring enhanced disclosures about significant segment expenses, enhance interim disclosure requirements, refine situations in which an entity can disclose multiple segment measures of profit or loss and provide advanced segment disclosure requirements for entities with a single reportable segment, as well as other disclosure requirements.
		Annual periods beginning after December 15, 2023 on a retrospective basis for all periods presented. Early adoption is permitted.	We are currently evaluating the effect this standard will have on our disclosures.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements - Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives and transfers of financial assets.
		The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.	We are currently evaluating the effect this standard will have on our disclosures.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 205,000 for the three months ended March 31, 2024 and 213,000 for the three months ended March 31, 2023.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31,
	2024	2023
Net income	$78,885	$101,699
Amounts allocated to participating securities	(413)	(548)
Net income attributable to common stockholders	$78,472	$101,151

Weighted average common shares outstanding:
Basic	38,205	38,877
Effect of dilutive securities:
Stock options and employee stock purchase plan	262	312
Diluted	38,467	39,189

Earnings per share attributable to common stockholders:
Basic	$2.05	$2.60
Diluted	$2.04	$2.58

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	57	64
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

In January 2024, we acquired the distribution assets of Shoreline Pool Distribution, a wholesale distributor of swimming pool products and supplies, adding one location in Mississippi.

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

Note 4 – Fair Value Measurements and Interest Rate Swaps

Recurring Fair Value Measurements

Our assets and liabilities that are measured at fair value on a recurring basis include the unrealized gains or losses on our interest rate swap contracts and our deferred compensation plan asset and liability. The three levels of the fair value hierarchy under the accounting guidance are described below:

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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at March 31,
	Input Level	Classification	2024	2023
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$4,984	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	23,738	28,970
Deferred compensation plan asset	Level 1	Other assets	17,025	14,014

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$17,025	$14,014
Interest Rate Swaps

We utilize interest rate swap contracts and forward-starting interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on a portion of our variable rate borrowings.

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

For the interest rate swap contracts in effect at March 31, 2024, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three-month periods ended March 31, 2024 or March 31, 2023.

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

Other

Our deferred compensation plan asset represents investments in securities (primarily mutual funds) traded in an active market (Level 1 inputs) held for the benefit of certain employees as part of our deferred compensation plan. We record an equal and offsetting deferred compensation plan liability, which represents our obligation to participating employees. Changes in the fair value of the plan asset and liability are reflected in Selling and administrative expenses on the Consolidated Statements of Income.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2024	2023
Variable rate debt
Short-term borrowings	$—	$3,011
Current portion of long-term debt:
Australian credit facility	11,655	11,319
Current portion of term loans under credit facility	25,000	18,750
Short-term borrowings and current portion of long-term debt	$36,655	$33,080

Long-term portion:
Revolving credit facility	$115,400	$398,895
Term loan under credit facility	456,250	481,250
Term facility	109,937	154,938
Receivables securitization facility	262,300	299,600
Less: financing costs, net	1,365	2,013
Long-term debt, net	942,522	1,332,670
Total debt	$979,177	$1,365,750

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

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2023 Annual Report on Form 10-K and Management’s Discussion and Analysis in our 2023 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions; changes in economic conditions, consumer discretionary spending, the housing market, inflation or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; the extent to which home-centric trends associated with the pandemic will continue to moderate or reverse; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2023 Annual Report on Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

Net sales decreased 7% in the first quarter of 2024 to $1.1 billion compared to $1.2 billion in the first quarter of 2023 following significant growth in 2021 and 2022. Base business results approximated consolidated results for the period. Maintenance activities were stable during the quarter, indicating steady demand for non-discretionary products, while pool construction and discretionary activities were weaker. Inflationary product cost increases moderated and net sales benefited approximately 2% compared to a benefit of 4% to 5% in the first quarter of 2023.
Gross profit decreased 8% to $338.6 million in the first quarter of 2024 from $369.8 million in the same period of 2023. Gross margin decreased 40 basis points to 30.2% in the first quarter of 2024 compared to 30.6% in the first quarter of 2023. In the first quarter of 2024, our gross margin was impacted by the following factors.
•Gross margin in the first quarter of 2024 included a benefit of $12.6 million, or 110 basis points, related to a reduction of estimated import taxes previously recorded in the fourth quarter of 2022.
•Gross margin benefited from ongoing supply chain management initiatives.
•We realized a higher cost of product in the first quarter of 2024 compared to the first quarter of 2023. In 2023, we started the year carrying a large amount of lower cost strategically-purchased inventory and successfully reduced this excess inventory to normalized levels by the end of the 2023 season. The lower-cost inventory was more impactful on gross margin in the first quarter of 2023 when a higher portion was sold relative to the full year.
•Changes in product mix weighed on our gross margin; we expect this mix to shift as sales of higher margin products increase as the season progresses.
•Greater customer preseason early buys during the quarter compared to last year and a higher concentration of sales to larger customers negatively impacted our margin.
Selling and administrative expenses (operating expenses) increased 3% to $229.8 million in the first quarter of 2024 compared to $224.0 million in the first quarter of 2023. While we managed variable costs in line with lower sales volumes, expense growth drivers included rent and facility costs, inflationary wage increases, insurance costs, technology initiatives and investments in greenfield locations. As a percentage of net sales, operating expenses increased to 20.5% in the first quarter of 2024 compared to 18.6% in the same period of 2023.

Operating income in the first quarter of 2024 decreased 25% to $108.7 million from $145.8 million in 2023. Operating margin was 9.7% in the first quarter of 2024 compared to 12.1% in the first quarter of 2023.
Interest and other non-operating expenses, net for the first quarter of 2024 decreased $2.4 million compared to the first quarter of 2023, primarily due to a decrease in average debt between periods.
We recorded a $7.4 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2024, compared to a tax benefit of $4.8 million realized in the same period of 2023. This resulted in a $0.19 per diluted share tax benefit in the first quarter of 2024 compared to a $0.12 per diluted share tax benefit realized in the same period of 2023.
Net income decreased 22% to $78.9 million in the first quarter of 2024 compared to $101.7 million in the first quarter of 2023. Earnings per diluted share decreased 21% to $2.04 in the first quarter of 2024 compared to $2.58 in the same period of 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 25% to $1.85 compared to $2.46 in the first quarter of 2023. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
References to product line and product category data throughout this report generally reflect data related to the North American swimming pool market, as this data is more readily available for analysis and represents the largest component of our operations.
In this Form 10-Q and other of our public disclosures, we estimate the impact that favorable or unfavorable weather had on our operating results. In connection with these estimates, we make several assumptions and rely on various third-party sources. It is possible that others assessing the same data could reach conclusions that differ from ours.
Financial Position and Liquidity
Total net receivables, including pledged receivables, trended in line with net sales activity at March 31, 2024 compared to March 31, 2023. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.9 days at March 31, 2024 and 26.5 days at March 31, 2023. Our allowance for doubtful accounts balance was $9.3 million at March 31, 2024 and $9.0 million at March 31, 2023.

We reduced net inventory levels compared to March 31, 2023 by $189.7 million, or 11%, to $1.5 billion, consistent with the trends stemming from our inventory management efforts executed over the 2023 swimming pool season following strategic buys in prior years. Our inventory reserve was $24.2 million at March 31, 2024 and $24.5 million at March 31, 2023. Our inventory turns, as calculated on a trailing four quarters basis, were 2.7 times at March 31, 2024 and 2.5 times at March 31, 2023.
Total debt outstanding was $979.2 million at March 31, 2024, down $386.6 million from March 31, 2023, as we have used operating cash flows to reduce our debt over the past year.
Current Trends and Outlook
For a detailed discussion of trends impacting us through 2023, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.
We expect sales for the full year of 2024 to be flat to slightly positive compared to 2023, impacted by the following factors and assumptions:
•normal weather patterns for the remainder of 2024;
•sustained demand for pool maintenance products;
•volumes of discretionary products used for swimming pool construction to be flat to down 10%;
•volumes of products used in the remodeling, renovation and upgrading of swimming pools to be flat to down 10%; and
•inflationary product cost increases of approximately 2% to 3%.
As previously disclosed in our 2023 Annual Report on Form 10-K, we project gross margin for the full year of 2024 to be in line with our long-term outlook of approximately 30.0%, with our highest margin in the second quarter of the year. Our actual gross margin will depend on amounts and timing of inflationary price increases, customer and product mix.
We expect to leverage our existing infrastructure and manage discretionary spending to maintain expenses for the full year of 2024 in line with sales expectations to achieve an operating margin of approximately 13.0%.
We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2024 will approximate 25.3%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $7.4 million, or $0.19 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2024. We may recognize additional tax benefits related to stock option exercises in 2024 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of March 31, 2024.
We expect 2024 diluted EPS in the range of $13.19 to $14.19, including the impact of year-to-date tax benefits of $0.19. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.
The forward-looking statements in the foregoing section and elsewhere in this report are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”
RESULTS OF OPERATIONS

As of March 31, 2024, we conducted operations through 442 sales centers in North America, Europe and Australia. For the three months ended March 31, 2024, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2024	2023
Net sales	100.0%	100.0%
Cost of sales	69.8	69.4
Gross profit	30.2	30.6
Selling and administrative expenses	20.5	18.6
Operating income	9.7	12.1
Interest and other non-operating expenses, net	1.2	1.3
Income before income taxes and equity in earnings	8.5%	10.8%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2024 and 2023 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023
Base Business
When calculating our base business results, we exclude sales centers that are acquired, opened in new markets or closed for a period of 15 months. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that we consolidate with acquired sales centers.
We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales. After 15 months, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.
We have not provided separate base business income statements within this Form 10-Q as our base business results for the quarter ended March 31, 2024 closely approximated consolidated results for the same period, and acquisitions and sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales center count during the first three months of 2024:

December 31, 2023	439
Acquired location	1
New locations	3
Consolidated location	(1)
March 31, 2024	442
Net Sales

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Net sales	$1,120.8	$1,206.8	$(86.0)	(7)%
Net sales of $1.1 billion in the first quarter of 2024 decreased 7% compared to $1.2 billion in the first quarter of 2023, reflecting challenges from current macroeconomic conditions and mixed weather. Our base business results approximated our consolidated results for the period. Maintenance activities were stable during the quarter, indicating steady demand for non-discretionary products, while pool construction and discretionary activities were weaker.
The following factors impacted our sales during the quarter and are listed in order of estimated magnitude.
•Our net sales were negatively impacted by lower sales volumes from reduced pool construction activity and discretionary activity (see discussion below).
•We estimate that unfavorable weather conditions negatively impacted sales by approximately 2%.
•Net sales benefited approximately 1% to 2% from inflationary product cost increases, which is net of price deflation for some products, primarily chemical sanitizers and PVC pipe. This compares to a benefit of 4% to 5% in the first quarter of 2023.
•Sales included a greater concentration of customer early buy activity in the first quarter of 2024 than the first quarter of 2023.
In the first quarter of 2024, sales of equipment, which is used in maintenance, renovation and new construction activities and includes swimming pool heaters, pumps, lights, filters and automation, decreased 3% compared to the same period last year, and collectively represented approximately 34% of net sales for the period. Sales of building materials, which is primarily used in new construction and remodeling, decreased 11% compared to the first quarter of 2023 and represented approximately 13% of net sales in the first quarter of 2024.
Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 4% in the first quarter of 2024 compared to the first quarter of 2023 and represented approximately 15% of our total net sales. Sales to commercial swimming pool customers were flat in the first quarter of 2024 compared to the first quarter of 2023 and represented approximately 5% of our net sales for the first quarter of 2024.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Gross profit	$338.6	$369.8	$(31.2)	(8)%
Gross margin	30.2%	30.6%

Gross margin decreased 40 basis points to 30.2% in the first quarter of 2024 compared to 30.6% in the first quarter of 2023. In the first quarter of 2024, our gross margin was impacted by the following factors.
•Gross margin in the first quarter of 2024 included a benefit of $12.6 million, or 110 basis points, related to a reduction of estimated import taxes previously recorded in the fourth quarter of 2022.
•Gross margin benefited from ongoing supply chain management initiatives.
•We realized a higher cost of product in the first quarter of 2024 compared to the first quarter of 2023. In 2023, we started the year carrying a large amount of lower cost strategically-purchased inventory and successfully reduced this excess inventory to normalized levels by the end of the 2023 season. The lower-cost inventory was more impactful on gross margin in the first quarter of 2023 when a higher portion was sold relative to the full year.
•Changes in product mix weighed on our gross margin; we expect this mix to shift as sales of higher margin products increase as the season progresses.
•Greater customer preseason early buys during the quarter compared to last year and a higher concentration of sales to larger customers negatively impacted our margin.
Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2024	2023	Change
Selling and administrative expenses	$229.8	$224.0	$5.8	3%
Operating expenses as a % of net sales	20.5%	18.6%

Operating expenses increased 3% in the first quarter of 2024 compared to the first quarter of 2023. Expense growth drivers included rent and facility costs, inflationary wage increases, insurance costs, technology initiatives and investments in greenfield locations. These increases were partially offset by lower variable costs, including performance-based compensation and freight costs. As a percentage of net sales, operating expenses increased to 20.5% in the first quarter of 2024 compared to 18.6% in the same period of 2023.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2024 decreased $2.4 million compared to the first quarter of 2023, primarily due to a decrease in average debt between periods. Our weighted average effective interest rate increased to 5.3% in the first quarter of 2024 from 4.8% in the first quarter of 2023 on average outstanding debt of $1.0 billion and $1.3 billion for the respective periods.

Income Taxes

Our effective income tax rate was 17.3% for the three months ended March 31, 2024, compared to 21.8% for the three months ended March 31, 2023. We recorded a $7.4 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2024, compared to a tax benefit of $4.8 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.1% for the first quarter of 2024 and 25.5% for the first quarter of 2023.

Net Income and Earnings Per Share

Net income decreased 22% to $78.9 million in the first quarter of 2024 compared to $101.7 million in the first quarter of 2023. Earnings per diluted share decreased 21% to $2.04 in the first quarter of 2024 compared to $2.58 in the same period of 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 25% to $1.85 in the first quarter of 2024 compared to $2.46 in the first quarter of 2023. See the reconciliation of GAAP to non-GAAP measures below.

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

We believe this measure should be considered in addition to, not as a substitute for, diluted EPS presented in accordance with GAAP, and in the context of our other disclosures in this Form 10-Q. Other companies may calculate this non-GAAP financial measure differently than we do, which may limit its usefulness as a comparative measure.
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended
	March 31,
	2024	2023
Diluted EPS	$2.04	$2.58
ASU 2016-09 tax benefit	(0.19)	(0.12)
Adjusted diluted EPS	$1.85	$2.46

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

The following table presents certain unaudited quarterly income statement and balance sheet data for the most recent eight quarters to illustrate seasonal fluctuations in these amounts.  We believe this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data.  The results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing future trends for a variety of reasons, including the seasonal nature of our business and the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2024	2023				2022
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$1,120,810	$1,003,050	$1,474,407	$1,857,363	$1,206,774	$1,095,920	$1,615,339	$2,055,818
Gross profit	338,560	293,775	428,731	567,783	369,755	315,731	503,687	666,804
Operating income	108,720	79,344	194,443	327,009	145,771	107,295	263,877	418,888
Net income	78,885	51,437	137,843	232,250	101,699	71,863	190,055	307,283

Balance Sheet Data
Total receivables, net	$527,175	$342,910	$461,582	$630,950	$564,171	$351,448	$549,796	$756,585
Product inventories, net	1,496,947	1,365,466	1,259,308	1,392,886	1,686,683	1,591,060	1,539,572	1,579,101
Accounts payable	907,806	508,672	429,436	485,100	739,749	406,667	442,226	604,225
Total debt	979,177	1,053,320	1,033,897	1,184,586	1,365,750	1,386,803	1,512,545	1,595,398

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2024 and 2023 Results

The first quarter of 2024 was the tenth wettest quarter on record leading to mixed impacts across our markets, particularly in the month of March, which is seasonally our highest sales month of the first quarter. However, we also observed above-average temperatures during the quarter contributing positively to economic activities in many regions, such as improvement in California during March. The adverse effects of cooler and wetter weather in Florida and the Southeast compared to the first quarter of last year and excessive precipitation in Texas and the Northeast outweighed the positives, resulting in an unfavorable impact on net sales. In the first quarter of 2023, varied weather conditions had a more pronounced unfavorable impact on net sales due to unusually wet and cold weather in the western U.S., particularly California and Arizona. Conditions were generally favorable in our southern markets, where sales benefited from warmer weather and below-average precipitation.

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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2023 Annual Report on Form 10-K.  We have not changed any of these policies from those previously disclosed in that report.

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
Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2023 and 0.7% of net sales in 2022 and 2021. In 2022 and 2021, our capital expenditures as a percentage of net sales were lower than our historical average due to our significant sales growth in those years. Based on management’s current plans, we project capital expenditures for 2024 will be 1.0% to 1.5% of net sales.

Sources and Uses of Cash
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2024	2023
Operating activities	$145,442	$103,203
Investing activities	(18,952)	(17,560)
Financing activities	(124,162)	(105,518)
Net cash provided by operations improved to $145.4 million for the first three months of 2024 from $103.2 million for the first three months of 2023, primarily driven by positive changes in working capital, partially offset by lower net income.
Net cash used in investing activities for the first three months of 2024 increased $1.4 million compared to the first three months of 2023, primarily due to a $1.5 million increase in net capital expenditures.
Net cash used in financing activities was $124.2 million for the first three months of 2024 compared to $105.5 million for the first three months of 2023, primarily reflecting a $53.1 million increase in net debt payments in the first three months of 2024 compared to the first three months of 2023, partially offset by a $34.2 million decrease in share repurchases between periods.
Future Sources and Uses of Cash
To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2023 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Credit Facility
Our Credit Facility provides for $1.25 billion in borrowing capacity consisting of a $750.0 million five-year unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month term secured overnight financing rate (Term SOFR), plus an applicable margin. The term loan requires quarterly amortization payments during the third, fourth and fifth years of the loan, beginning in September 2023 aggregating to 20% of the original principal amount of the loan, with all remaining principal due on the Credit Facility maturity date of September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At March 31, 2024, there was $115.4 million of revolving borrowings outstanding, a $481.3 million term loan, a $16.0 million standby letter of credit outstanding and $618.6 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of March 31, 2024, was approximately 4.3%, excluding commitment fees and including the impact of our interest rates swaps.
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
At March 31, 2024, there was $109.9 million outstanding under the Term Facility with a weighted average effective interest rate of 6.6%.

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
At March 31, 2024, there was $262.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.2%, excluding commitment fees.
Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2024, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of March 31, 2024, our average total leverage ratio equaled 1.36 (compared to 1.39 as of December 31, 2023) and the TTM average total indebtedness amount used in this calculation was $1.0 billion.
•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2024, our fixed charge ratio equaled 5.71 (compared to 5.94 as of December 31, 2023) and TTM Rental Expense was $95.0 million.
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
As of March 31, 2024, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of March 31, 2024, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2023 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of April 24, 2024, $283.8 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes in our exposure to interest rate risk during the three months ended March 31, 2024, from what we reported in our 2023 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2023 Annual Report on Form 10-K.
Currency Risk
There have been no material changes in our exposure to currency risk during the three months ended March 31, 2024, from what we reported in our 2023 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2023 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2024, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of March 31, 2024, our disclosure controls and procedures were effective.
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

Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2024	—	$—	—	$344,111,238
February 1-29, 2024	15,967	$390.32	—	$344,111,238
March 1-31, 2024	25,358	$397.18	25,351	$334,042,312
Total	41,325	$394.53	25,351
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 15,974 shares surrendered for this purpose in the first quarter of 2024.
(2)In May 2023, our Board authorized an additional $413.6 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of April 24, 2024, $283.8 million of the authorized amount remained available for use under our current share repurchase program.
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

Item 5. Other Information

During the quarter ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation SK).

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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three months ended March 31, 2024 and March 31, 2023;
2.Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and March 31, 2023;
3.Consolidated Balance Sheets at March 31, 2024, December 31, 2023 and March 31, 2023;
4.Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and March 31, 2023;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2024 and March 31, 2023; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2024.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant