Form 10-Q
period 2024-06-30
POOL CORP
filed 2024-07-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

POOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		0-26640	36-3943363
(State or other jurisdiction		(Commission File Number)	(I.R.S. Employer
of incorporation)			Identification No.)

109 Northpark Boulevard,
Covington,	Louisiana		70433-5001
(Address of principal executive			(Zip Code)
offices)

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

As of July 25, 2024, there were 38,257,928 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2024

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	$1,769,784	$1,857,363	$2,890,594	$3,064,138
Cost of sales	1,239,643	1,289,580	2,021,894	2,126,599
Gross profit	530,141	567,783	868,700	937,539
Selling and administrative expenses	258,660	240,774	488,499	464,758
Operating income	271,481	327,009	380,201	472,781
Interest and other non-operating expenses, net	14,044	16,892	27,463	32,728
Income before income taxes and equity in earnings	257,437	310,117	352,738	440,053
Provision for income taxes	65,058	77,987	81,531	106,260
Equity in earnings of unconsolidated investments, net	60	120	117	156
Net income	$192,439	$232,250	$271,324	$333,949

Earnings per share attributable to common stockholders:
Basic	$5.02	$5.95	$7.07	$8.55
Diluted	$4.99	$5.91	$7.03	$8.48
Weighted average common shares outstanding:
Basic	38,124	38,837	38,164	38,857
Diluted	38,325	39,115	38,399	39,155

Cash dividends declared per common share	$1.20	$1.10	$2.30	$2.10

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$192,439	$232,250	$271,324	$333,949
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(4,684)	2,801	(8,352)	5,271
Unrealized (loss) gain on interest rate swaps, net of the change in taxes of $459, $(1,166), $(284) and $104	(1,376)	3,497	850	(313)
Total other comprehensive (loss) income	(6,060)	6,298	(7,502)	4,958
Comprehensive income	$186,379	$238,548	$263,822	$338,907

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2024	2023	2023
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$96,894	$53,225	$66,540
Receivables, net	169,849	203,459	145,723
Receivables pledged under receivables facility	407,680	427,491	197,187
Product inventories, net	1,295,600	1,392,886	1,365,466
Prepaid expenses and other current assets	35,789	19,994	40,444
Total current assets	2,005,812	2,097,055	1,815,360

Property and equipment, net	241,871	209,541	223,929
Goodwill	699,686	699,918	700,078
Other intangible assets, net	294,684	302,444	298,282
Equity interest investments	1,399	1,278	1,305
Operating lease assets	313,840	279,468	305,688
Other assets	83,622	90,875	83,426
Total assets	$3,640,914	$3,680,579	$3,428,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$515,645	$485,100	$508,672
Accrued expenses and other current liabilities	152,978	170,658	134,676
Short-term borrowings and current portion of long-term debt	44,726	36,219	38,203
Current operating lease liabilities	94,024	79,763	89,215
Total current liabilities	807,373	771,740	770,766

Deferred income taxes	67,595	58,151	67,421
Long-term debt, net	1,071,827	1,148,367	1,015,117
Other long-term liabilities	44,135	39,236	40,028
Non-current operating lease liabilities	226,315	204,553	221,949
Total liabilities	2,217,245	2,222,047	2,115,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 38,289,105, 39,048,604 and 38,354,829 shares issued and outstanding at June 30, 2024, June 30, 2023 and December 31, 2023, respectively	38	39	38
Additional paid-in capital	626,347	593,081	606,177
Retained earnings	798,204	854,559	699,990
Accumulated other comprehensive (loss) income	(920)	10,853	6,582
Total stockholders’ equity	1,423,669	1,458,532	1,312,787
Total liabilities and stockholders’ equity	$3,640,914	$3,680,579	$3,428,068

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2024	2023
Operating activities
Net income	$271,324	$333,949
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	17,591	15,292
Amortization	4,201	4,237
Share-based compensation	10,344	9,996
Equity in earnings of unconsolidated investments, net	(117)	(156)
Other	(1,246)	3,563
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(232,647)	(276,945)
Product inventories	66,975	201,380
Prepaid expenses and other assets	38,231	(4,423)
Accounts payable	6,166	76,140
Accrued expenses and other liabilities	(8,720)	13,744
Net cash provided by operating activities	172,102	376,777

Investing activities
Acquisition of businesses, net of cash acquired	(4,435)	(11,500)
Purchases of property and equipment, net of sale proceeds	(34,928)	(30,191)
Other investments, net	1,018	(169)
Net cash used in investing activities	(38,345)	(41,860)

Financing activities
Proceeds from revolving line of credit	756,300	698,795
Payments on revolving line of credit	(830,400)	(1,001,399)
Proceeds from asset-backed financing	467,000	388,900
Payments on asset-backed financing	(324,000)	(240,200)
Payments on term facility	(12,500)	(47,313)
Proceeds from short-term borrowings and current portion of long-term debt	8,085	17,859
Payments on short-term borrowings and current portion of long-term debt	(1,562)	(19,182)
Payments of deferred and contingent acquisition consideration	—	(551)
Proceeds from stock issued under share-based compensation plans	9,826	7,309
Payments of cash dividends	(88,287)	(82,018)
Repurchases of common stock	(84,496)	(50,742)
Net cash used in financing activities	(100,034)	(328,542)
Effect of exchange rate changes on cash and cash equivalents	(3,369)	1,259
Change in cash and cash equivalents	30,354	7,634
Cash and cash equivalents at beginning of period	66,540	45,591
Cash and cash equivalents at end of period	$96,894	$53,225

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787
Net income	—	—	—	78,885	—	78,885
Foreign currency translation	—	—	—	—	(3,668)	(3,668)
Interest rate swaps, net of the change in taxes of $(742)	—	—	—	—	2,226	2,226
Repurchases of common stock, net of retirements	(41)	—	—	(16,304)	—	(16,304)
Share-based compensation	—	—	5,328	—	—	5,328
Issuance of stock under share-based compensation plans	148	—	8,773	—	—	8,773
Declaration of cash dividends	—	—	—	(42,343)	—	(42,343)
Balance at March 31, 2024	38,462	$38	$620,278	$720,228	$5,140	$1,345,684
Net income	—	—	—	192,439	—	192,439
Foreign currency translation	—	—	—	—	(4,684)	(4,684)
Interest rate swaps, net of the change in taxes of $459	—	—	—	—	(1,376)	(1,376)
Repurchases of common stock, net of retirements	(181)	—	—	(68,519)	—	(68,519)
Share-based compensation	—	—	5,016	—	—	5,016
Issuance of stock under share-based compensation plans	8	—	1,053	—	—	1,053
Declaration of cash dividends	—	—	—	(45,944)	—	(45,944)
Balance at June 30, 2024	38,289	$38	$626,347	$798,204	$(920)	$1,423,669

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	101,699	—	101,699
Foreign currency translation	—	—	—	—	2,469	2,469
Interest rate swaps, net of the change in taxes of $1,269	—	—	—	—	(3,809)	(3,809)
Repurchases of common stock, net of retirements	(144)	—	—	(50,549)	—	(50,549)
Share-based compensation	—	—	4,923	—	—	4,923
Issuance of stock under share-based compensation plans	108	—	5,896	—	—	5,896
Declaration of cash dividends	—	—	—	(39,073)	—	(39,073)
Balance at March 31, 2023	39,033	$39	$586,595	$665,561	$4,555	$1,256,750
Net income	—	—	—	232,250	—	232,250
Foreign currency translation	—	—	—	—	2,801	2,801
Interest rate swaps, net of the change in taxes of $(1,166)	—	—	—	—	3,497	3,497
Repurchases of common stock, net of retirements	—	—	—	—	—	—
Share-based compensation	—	—	5,073	—	—	5,073
Issuance of stock under share-based compensation plans	16	—	1,413	—	—	1,413
Declaration of cash dividends	—	—	—	(42,945)	—	(42,945)
Other	—	—		(307)	—	(307)
Balance at June 30, 2023	39,049	$39	$593,081	$854,559	$10,853	$1,458,532

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

A description of our significant accounting policies is included in our 2023 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2023 Annual Report on Form 10-K.  The results for our three and six-month periods ended June 30, 2024, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2024.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $0.4 million in the second quarter of 2024 compared to $0.6 million in the second quarter of 2023 and $7.8 million in the six months ended June 30, 2024, compared to $5.4 million in the six months ended June 30, 2023.

Retained Earnings

We account for the retirement of repurchased shares as a reduction of Retained earnings. As of June 30, 2024, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, share retirements since the inception of our share repurchase programs of $2.5 billion and cumulative dividends of $1.2 billion.

Accumulated Other Comprehensive (Loss) Income

The table below presents the components of our Accumulated other comprehensive (loss) income balance (in thousands):

	June 30,		December 31,
	2024	2023	2023
Foreign currency translation adjustments	$(21,051)	$(14,338)	$(12,699)
Unrealized gains on interest rate swaps, net of tax	20,131	25,191	19,281
Accumulated other comprehensive (loss) income	$(920)	$10,853	$6,582

Recent Accounting Pronouncements Pending Adoption
The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 208,000 for the three months ended June 30, 2024 and 205,000 for the three months ended June 30, 2023, and 206,000 for the six months ended June 30, 2024 and 209,000 for the six months ended June 30, 2023.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net income	$192,439	$232,250	$271,324	$333,949
Amounts allocated to participating securities	(1,018)	(1,219)	(1,417)	(1,779)
Net income attributable to common stockholders	$191,421	$231,031	$269,907	$332,170

Weighted average common shares outstanding:
Basic	38,124	38,837	38,164	38,857
Effect of dilutive securities:
Stock options and employee stock purchase plan	201	278	235	298
Diluted	38,325	39,115	38,399	39,155

Earnings per share attributable to common stockholders:
Basic	$5.02	$5.95	$7.07	$8.55
Diluted	$4.99	$5.91	$7.03	$8.48

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	56	64	57	65
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

In May 2024, we acquired the distribution assets of Swimline Distributors, Inc., a wholesale distributor of swimming pool products and supplies, adding one location in Georgia.

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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at June 30,
	Input Level	Classification	2024	2023
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$3,795	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	23,091	33,632
Deferred compensation plan asset	Level 1	Other assets	17,148	14,633

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$17,148	$14,633
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

We recognize any differences between the variable interest rate in effect and the fixed interest rates per our swap contracts as an adjustment to interest expense over the life of the swaps. To the extent our derivatives are effective in offsetting the variability of the hedged cash flows, we record the changes in the estimated fair value of our interest rate swap contracts to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

We currently have two swap contracts in place. These swap contracts were previously forward-starting and convert the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under these swap contracts is based on the fixed rates plus the applicable margin on a portion of our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts are recorded to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3260%
Interest rate swap 2	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.6690%

For the interest rate swap contracts in effect at June 30, 2024, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and six-month periods ended June 30, 2024 or June 30, 2023.

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

Failure of any of our swap counterparties would result in the loss of any potential benefit to us under our swap agreements. In this case, we would still be obligated to pay the variable interest payments underlying our debt agreements.  Additionally, failure of our swap counterparties would not eliminate our obligation to continue to make payments under our existing swap agreements if we were in a net pay position.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2024	2023
Variable rate debt
Short-term borrowings	$7,053	$—
Current portion of long-term debt:
Australian credit facility	12,673	11,219
Current portion of term loans under credit facility	25,000	25,000
Short-term borrowings and current portion of long-term debt	$44,726	$36,219

Long-term portion:
Revolving credit facility	$178,400	$217,106
Term loan under credit facility	450,000	475,000
Term facility	109,938	109,938
Receivables securitization facility	334,700	348,200
Less: financing costs, net	1,211	1,877
Long-term debt, net	1,071,827	1,148,367
Total debt	$1,116,553	$1,184,586

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

OVERVIEW

Financial Results

Net sales decreased 5% in the second quarter of 2024 to $1.8 billion compared to $1.9 billion in the second quarter of 2023. Base business results approximated consolidated results for the period. Sales of recurring maintenance products, such as chemicals, parts and repair items, continued to perform well. Lower spending on discretionary products used in remodeling and new pool construction reflected consumer hesitancy. We saw an overall net 1% positive pricing impact on sales with sales benefiting from an approximately 2% to 3% realization on product cost increases for equipment, offset by lower realized net price on other products and some commodity pricing headwinds.
Gross profit decreased 7% to $530.1 million in the second quarter of 2024 from $567.8 million in the same period of 2023. Gross margin of 30.0% decreased 60 basis points compared to 30.6% in the second quarter of 2023 as our prior year gross margin benefited from sales of a larger amount of lower cost strategically-purchased inventory. Our current year gross margin also reflected product mix impacts, including lower sales of higher margin building materials.
Selling and administrative expenses (operating expenses) increased 7% to $258.7 million in the second quarter of 2024 compared to $240.8 million in the second quarter of 2023. In the second quarter, we increased spend due to the expansion of our network and our technology initiatives. We expect that year-over-year comparative expense increases will moderate in the third and fourth quarters of 2024. Through July, we have completed eight of our ten projected new sales center openings and have made significant headway with our technology tools. As a percentage of net sales, operating expenses increased to 14.6% in the second quarter of 2024 compared to 13.0% in the same period of 2023.
Operating income in the second quarter of 2024 decreased 17% to $271.5 million from $327.0 million in 2023. Operating margin was 15.3% in the second quarter of 2024 compared to 17.6% in the second quarter of 2023.
Interest and other non-operating expenses, net for the second quarter of 2024 decreased $2.8 million compared to the second quarter of 2023, primarily due to a decrease in average debt between periods.

We recorded a $0.4 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended June 30, 2024, compared to a tax benefit of $0.6 million realized in the same period of 2023. This resulted in a $0.01 per diluted share tax benefit in the second quarter of 2024 compared to a $0.02 per diluted share tax benefit realized in the same period of 2023.
Net income decreased 17% to $192.4 million in the second quarter of 2024 compared to $232.3 million in the second quarter of 2023. Earnings per diluted share decreased 16% to $4.99 in the second quarter of 2024 compared to $5.91 in the same period of 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 15% to $4.98 compared to $5.89 in the second quarter of 2023. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
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
Financial Position and Liquidity
Total net receivables, including pledged receivables, trended in line with net sales activity at June 30, 2024 compared to June 30, 2023. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.8 days at June 30, 2024 and 26.2 days at June 30, 2023. Our allowance for doubtful accounts balance was $9.4 million at June 30, 2024 and $10.1 million at June 30, 2023.

Our inventory management efforts executed over the first half of the year reduced our inventory levels compared to June 30, 2023 by $97.3 million, or 7%, to $1.3 billion. Our inventory reserve was $25.0 million at June 30, 2024 and $25.4 million at June 30, 2023. Our inventory turns, as calculated on a trailing four quarters basis, were 2.7 times at June 30, 2024 and 2.5 times at June 30, 2023.
Total debt outstanding was $1.1 billion at June 30, 2024, down $68.0 million from June 30, 2023, as we have used a portion of operating cash flows to reduce our debt over the past year.
For additional information, see "Liquidity and Capital Resources" below.
Current Trends and Outlook
For a detailed discussion of trends impacting us through 2023, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.
We expect sales for the full year of 2024 to be down around 6% compared to 2023, impacted by the following factors and assumptions:

•volumes of discretionary products used for swimming pool construction to decline 15% to 20%;
•volumes of products used in the remodeling, renovation and upgrading of swimming pools to decline as much as 15%;
•sustained demand for pool maintenance products; and
•inflationary product cost increases of approximately 1% to 2%.
As previously disclosed in our 2023 Annual Report on Form 10-K, we project gross margin for the full year of 2024 to be in line with our long-term outlook of approximately 30.0%. Our actual gross margin will depend on amounts and timing of inflationary price increases, customer and product mix.
We expect to leverage our existing infrastructure and manage discretionary spending to mitigate inflationary impacts while continuing to invest in our business. For the full year of 2024, we expect to achieve an operating margin of approximately 12.0%.
We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2024 will be around 25.0%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $7.8 million, or $0.20 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2024. We may recognize additional tax benefits related to stock option exercises in 2024 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of June 30, 2024.
We expect 2024 diluted EPS in the range of $11.05 to $11.45, including the impact of year-to-date tax benefits of $0.20. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.
The forward-looking statements in the foregoing section and elsewhere in this report are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”
RESULTS OF OPERATIONS

As of June 30, 2024, we conducted operations through 445 sales centers in North America, Europe and Australia. For the six months ended June 30, 2024, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.0	69.4	69.9	69.4
Gross profit	30.0	30.6	30.1	30.6
Selling and administrative expenses	14.6	13.0	16.9	15.2
Operating income	15.3	17.6	13.2	15.4
Interest and other non-operating expenses, net	0.8	0.9	1.0	1.1
Income before income taxes and equity in earnings	14.6%	16.7%	12.2%	14.4%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2024 and 2023 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023
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
We have not provided separate base business income statements within this Form 10-Q as our base business results for the three and six months ended June 30, 2024 closely approximated consolidated results for the same period. Acquired and new market sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales center count during the first six months of 2024:

December 31, 2023	439
Acquired locations	2
New locations	6
Consolidated locations	(2)
June 30, 2024	445
Net Sales

	Three Months Ended
	June 30,
(in millions)	2024	2023	Change
Net sales	$1,769.8	$1,857.4	$(87.6)	(5)%
Net sales of $1.8 billion in the second quarter of 2024 decreased 5% compared to $1.9 billion in the second quarter of 2023. During the second quarter, recurring maintenance product sales performed well, while spending for larger semi-discretionary products and on new pool construction and renovation projects reflected consumer hesitancy for high dollar discretionary products.
The following factors impacted our sales during the quarter and are listed in order of estimated magnitude.
•Maintenance-related revenues have remained stable as evidenced by volume growth in chemicals, representing 15% of our net sales. Sales of chemicals increased 1% from the second quarter of 2023.
•Net sales were negatively impacted by lower sales volumes resulting from reduced pool construction and discretionary activities (see discussion below).
•Net sales benefited approximately 1% from inflationary product cost increases, which is net of price deflation for some products, primarily chemical sanitizers and commodity-based products like PVC pipe. This compares to a benefit of 3% to 4% in the second quarter of 2023.
In the second quarter of 2024, sales of equipment, which is used in maintenance, renovation and new construction activities and includes swimming pool heaters, pumps, lights, filters and automation, were flat compared to the same period of last year, and collectively represented approximately 29% of net sales for the period. Sales of building materials, which are primarily used in new construction and remodeling, decreased 10% compared to the second quarter of 2023 and represented approximately 12% of net sales in the second quarter of 2024.
Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 6% in the second quarter of 2024 compared to the second quarter of 2023 and represented approximately 15% of our total net sales. Sales to commercial swimming pool customers increased 16% in the second quarter of 2024 compared to the second quarter of 2023 and represented approximately 5% of our net sales for the second quarter of 2024.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2024	2023	Change
Gross profit	$530.1	$567.8	$(37.7)	(7)%
Gross margin	30.0%	30.6%

Gross margin decreased 60 basis points to 30.0% in the second quarter of 2024 compared to 30.6% in the second quarter of 2023. Our prior year gross margin benefited from a larger amount of lower cost strategically-purchased inventory, while our current year gross margin was negatively impacted by changes in product mix between periods, including lower sales of higher margin building materials as discussed above. These impacts were partially offset by benefits from higher incentives earned under our vendor programs compared to the second quarter of 2023 when we were focused on inventory destocking.
Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2024	2023	Change
Selling and administrative expenses	$258.7	$240.8	$17.9	7%
Operating expenses as a % of net sales	14.6%	13.0%

Operating expenses increased 7% in the second quarter of 2024 compared to the second quarter of 2023. Expense growth drivers included cost inflation, particularly on base wages, healthcare costs and rent and facility costs. We also increased investment spend to drive future growth through the expansion of our network and our technology initiatives. These increases were partially offset by lower variable costs, including performance-based compensation. As a percentage of net sales, operating expenses increased to 14.6% in the second quarter of 2024 compared to 13.0% in the same period of 2023.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2024 decreased $2.8 million compared to the second quarter of 2023, primarily due to a decrease in average debt between periods. Our weighted average effective interest rate increased to 5.3% in the second quarter of 2024 from 5.2% in the second quarter of 2023 on average outstanding debt of $1.0 billion and $1.3 billion for the respective periods.

Income Taxes

Our effective income tax rate was 25.3% for the three months ended June 30, 2024, compared to 25.1% for the three months ended June 30, 2023. We recorded a $0.4 million tax benefit from ASU 2016-09 in the quarter ended June 30, 2024, compared to a tax benefit of $0.6 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.4% for the second quarter of 2024 and 25.4% for the second quarter of 2023.

Net Income and Earnings Per Share

Net income decreased 17% to $192.4 million in the second quarter of 2024 compared to $232.3 million in the second quarter of 2023. Earnings per diluted share decreased 16% to $4.99 in the second quarter of 2024 compared to $5.91 in the same period of 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 15% to $4.98 in the second quarter of 2024 compared to $5.89 in the second quarter of 2023. See the reconciliation of GAAP to non-GAAP measures below.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023
Net Sales

	Six Months Ended
	June 30,
(in millions)	2024	2023	Change
Net sales	$2,890.6	$3,064.1	$(173.5)	(6)%

Net sales for the first six months of 2024 decreased 6% compared to the same period last year. In the first half of 2024, maintenance activities were stable, indicating steady demand for non-discretionary products, while pool construction and discretionary activities were weaker, impacted from current macroeconomic conditions. The first quarter of 2024 also reflected challenges from mixed weather, while the second quarter reflected a sequential improvement.

The following factors also impacted our sales and are listed in order of estimated magnitude.

•Maintenance-related revenues showed stability through the first part of the season as evidenced by volume growth in chemicals, representing 14% of our net sales. Sales of chemicals were flat compared to the first half of 2023.
•Net sales were negatively impacted by lower sales volumes resulting from reduced pool construction and discretionary activities (see discussion below).
•Net sales benefited approximately 1% to 2% from inflationary product cost increases, which is net of price deflation for some products, primarily chemical sanitizers and commodity-based products like PVC pipe. This compares to a benefit of 4% in the first six months of 2023.
•We estimate that unfavorable weather conditions negatively impacted sales by approximately 1%, primarily in the first quarter.

In the first six months of 2024, sales of equipment, which includes swimming pool heaters, pumps, lights, filters and automation, decreased approximately 1% compared to the same period last year and collectively represented 31% of net sales in the first six months of 2024. Sales of building materials, which are primarily used in new pool construction and remodeling, decreased 10% compared to the first six months of 2023 and represented approximately 12% of net sales in the first six months of 2024.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 6% in the first six months of 2024 compared to the first six months of 2023 and represented approximately 15% of our consolidated net sales. As consumers take advantage of summer travel and recreational opportunities, sales to commercial customers increased 9% in the first six months of 2024 compared to the first six months of 2023 and represented approximately 5% of our consolidated net sales in the first six months of 2024.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2024	2023	Change
Gross profit	$868.7	$937.5	$(68.8)	(7)%
Gross margin	30.1%	30.6%

Gross margin declined 50 basis points to 30.1% in the six months ended June 30, 2024, compared to 30.6% in the first six months of 2023. In the first half of 2024, our gross margin was impacted by the following factors.

•In 2023, we started the year carrying a large amount of lower cost strategically-purchased inventory and successfully reduced this excess inventory to normalized levels by the end of the 2023 season resulting in a lower gross margin in 2024.
•Gross margin in the first half of 2024 was impacted by a less advantageous product and customer mix with higher margin building materials making up a smaller portion of our sales and larger customers taking on more of the available projects.
•Our gross margin in the first half of 2024 benefited from higher levels of incentives earned due to increased purchasing as compared to the prior year when we were actively reducing inventory levels.
•Gross margin in the first half of 2024 included a benefit of $12.6 million, or 40 basis points, related to a reduction of estimated import taxes previously recorded in the fourth quarter of 2022.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2024	2023	Change
Selling and administrative expenses	$488.5	$464.8	$23.7	5%
Operating expenses as a % of net sales	16.9%	15.2%

Operating expenses for the six months ended June 30, 2024 were up 5% compared to the prior year period. Expense growth drivers included rent and facility costs, inflationary wage increases, insurance costs, technology initiatives and investments in greenfield locations. These increases were partially offset by lower variable costs, including performance-based compensation.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2024 decreased $5.3 million compared to the same period last year, as a decrease in average debt between periods more than offset higher average interest rates. Our weighted average effective interest rate increased to 5.3% from 5.0% for the respective periods on average outstanding debt of $1.0 billion for the first six months of 2024 versus $1.3 billion for the same period of 2023.

Income Taxes

Our effective income tax rate was 23.1% for the six months ended June 30, 2024, compared to 24.1% for the six months ended June 30, 2023. We recorded a $7.8 million, or $0.20 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2024, compared to a $5.4 million, or $0.14 per diluted share, tax benefit in the same period of 2023. Without the benefits from ASU 2016-09, our effective tax rate was 25.3% for the six months ended June 30, 2024, and 25.4% for the six months ended June 30, 2023.

Net Income and Earnings Per Share

Net income decreased 19% to $271.3 million for the six months ended June 30, 2024, compared to $333.9 million for the six months ended June 30, 2023. Earnings per diluted share decreased 17% to $7.03 for the six months ended June 30, 2024, versus $8.48 per diluted share for the six months ended June 30, 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 18% to $6.83 for the six months ended June 30, 2024, compared to $8.34 for the six months ended June 30, 2023. See the reconciliation of GAAP to non-GAAP measures below.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
Diluted EPS	$4.99	$5.91	$7.03	$8.48
ASU 2016-09 tax benefit	(0.01)	(0.02)	(0.20)	(0.14)
Adjusted diluted EPS	$4.98	$5.89	$6.83	$8.34

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

(Unaudited)	QUARTER
(in thousands)	2024		2023				2022
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,769,784	$1,120,810	$1,003,050	$1,474,407	$1,857,363	$1,206,774	$1,095,920	$1,615,339
Gross profit	530,141	338,560	293,775	428,731	567,783	369,755	315,731	503,687
Operating income	271,481	108,720	79,344	194,443	327,009	145,771	107,295	263,877
Net income	192,439	78,885	51,437	137,843	232,250	101,699	71,863	190,055

Balance Sheet Data
Total receivables, net	$577,529	$527,175	$342,910	$461,582	$630,950	$564,171	$351,448	$549,796
Product inventories, net	1,295,600	1,496,947	1,365,466	1,259,308	1,392,886	1,686,683	1,591,060	1,539,572
Accounts payable	515,645	907,806	508,672	429,436	485,100	739,749	406,667	442,226
Total debt	1,116,553	979,177	1,053,320	1,033,897	1,184,586	1,365,750	1,386,803	1,512,545

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2024 and 2023 Results

The second quarter of 2024 was marked by precipitation variability across the U.S. with wetter conditions in the central U.S. and Texas and below average precipitation in the western U.S. Maintenance activities benefited from warmer-than-average temperatures across most regions, particularly in June. Overall, mixed weather conditions led to varied impacts across our markets. In contrast, weather conditions in the second quarter of 2023 unfavorably impacted sales due to cooler temperatures across the West through the mid-Atlantic region and the impact of wildfires in Canada.

The first quarter of 2024 was the tenth wettest quarter on record leading to mixed impacts across our markets, particularly in the month of March, which is seasonally our highest sales month of the first quarter. However, we also observed above-average temperatures during the quarter contributing positively to economic activities in many regions, such as improvement in California during March. The adverse effects of cooler and wetter weather in Florida and the Southeast compared to the first quarter of last year and excessive precipitation in Texas and the Northeast outweighed the positives, resulting in an unfavorable net impact on net sales. In the first quarter of 2023, varied weather conditions had a more pronounced unfavorable impact on net sales due to unusually wet and cold weather in the western U.S., particularly California and Arizona. This wet and cold weather was partially offset by generally favorable conditions in our southern markets, where sales benefited from warmer weather and below-average precipitation.

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
Our primary capital needs are seasonal working capital obligations, debt repayment obligations and other general corporate initiatives, including acquisitions, opening new sales centers, technology-related investments, dividend payments and share repurchases. Our primary working capital obligations are for the purchase of inventory, payroll, rent, other facility costs and selling and administrative expenses. Our working capital obligations fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. We have funded our capital expenditures and share repurchases in substantially the same manner.
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
Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2023 and 0.7% of net sales in 2022 and 2021. In 2022 and 2021, our capital expenditures as a percentage of net sales were lower than our historical average due to our significant sales growth in those years. Based on management’s current plans, we project capital expenditures for 2024 will be approximately 1.0% to 1.5% of net sales.

Sources and Uses of Cash
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2024	2023
Provided by operating activities	$172,102	$376,777
Used in investing activities	(38,345)	(41,860)
Used in financing activities	(100,034)	(328,542)
Net cash provided by operations decreased to $172.1 million for the first six months of 2024 from $376.8 million for the first six months of 2023, primarily driven by decreases in working capital as we have utilized more cash for vendor early buy payments in 2024 versus 2023 and lower net income.
Net cash used in investing activities for the first six months of 2024 decreased $3.5 million compared to the first six months of 2023, primarily due to a decrease of $7.1 million in cash used for acquisitions, partially offset by a $4.7 million increase in net capital expenditures.
Net cash used in financing activities was $100.0 million for the first six months of 2024 compared to $328.5 million for the first six months of 2023, primarily reflecting $62.9 million of net debt proceeds in the first six months of 2024 versus $202.5 million of net debt payments in the first six months of 2023, partially offset by a $33.8 million increase in share repurchases and a $6.3 million increase in dividends paid in the first six months of 2024 compared to the same period in 2023.
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
At June 30, 2024, there was $178.4 million of revolving borrowings outstanding, a $475.0 million term loan, a $16.0 million standby letter of credit outstanding and $561.9 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of June 30, 2024, was approximately 4.5%, excluding commitment fees and including the impact of our interest rates swaps.
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
At June 30, 2024, there was $109.9 million outstanding under the Term Facility with a weighted average effective interest rate of 6.6%.
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
At June 30, 2024, there was $334.7 million outstanding under the Receivables Facility at a weighted average effective interest rate of 6.2%, excluding commitment fees.
Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2024, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of June 30, 2024, our average total leverage ratio equaled 1.42 (compared to 1.36 as of March 31, 2024) and the TTM average total indebtedness amount used in this calculation was $1.0 billion.
•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2024, our fixed charge ratio equaled 5.37 (compared to 5.71 as of March 31, 2024) and TTM Rental Expense was $97.8 million.
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
As of June 30, 2024, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Compliance and Future Availability
As of June 30, 2024, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2023 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of July 25, 2024, $572.1 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes in our exposure to interest rate risk during the six months ended June 30, 2024, from what we reported in our 2023 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2023 Annual Report on Form 10-K.
Currency Risk
There have been no material changes in our exposure to currency risk during the six months ended June 30, 2024, from what we reported in our 2023 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2023 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2024, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of June 30, 2024, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2024	131,569	$382.20	131,569	$283,756,612
May 1-31, 2024	49,252	$363.57	49,231	$582,100,982
June 1-30, 2024	—	$—	—	$582,100,982
Total	180,821	$377.13	180,800
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 21 shares surrendered for this purpose in the second quarter of 2024.
(2)In May 2024, our Board authorized an additional $316.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of July 25, 2024, $572.1 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.
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

Item 5. Other Information

During the quarter ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and six months ended June 30, 2024 and June 30, 2023;
2.Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and June 30, 2023;
3.Consolidated Balance Sheets at June 30, 2024, December 31, 2023 and June 30, 2023;
4.Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and June 30, 2023;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2024 and June 30, 2023; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2024.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant