Form 10-Q
period 2024-09-30
POOL CORP
filed 2024-10-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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

As of October 24, 2024, there were 38,055,527 shares of common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended September 30, 2024

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	$1,432,879	$1,474,407	$4,323,474	$4,538,545
Cost of sales	1,016,476	1,045,676	3,038,370	3,172,276
Gross profit	416,403	428,731	1,285,104	1,366,269
Selling and administrative expenses	240,050	234,288	728,550	699,046
Operating income	176,353	194,443	556,554	667,223
Interest and other non-operating expenses, net	12,355	13,599	39,818	46,327
Income before income taxes and equity in earnings	163,998	180,844	516,736	620,896
Provision for income taxes	38,361	43,079	119,891	149,339
Equity in earnings of unconsolidated investments, net	64	78	180	235
Net income	$125,701	$137,843	$397,025	$471,792

Earnings per share attributable to common stockholders:
Basic	$3.29	$3.54	$10.37	$12.09
Diluted	$3.27	$3.51	$10.30	$12.00
Weighted average common shares outstanding:
Basic	37,983	38,735	38,104	38,816
Diluted	38,187	39,023	38,330	39,112

Cash dividends declared per common share	$1.20	$1.10	$3.50	$3.20

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$125,701	$137,843	$397,025	$471,792
Other comprehensive income (loss):
Foreign currency translation gain (loss)	5,066	(5,025)	(3,286)	245
Unrealized (loss) gain on interest rate swaps, net of the change in taxes of $2,192, $(305), $1,909 and $(202)	(6,577)	916	(5,727)	604
Total other comprehensive (loss) income	(1,511)	(4,109)	(9,013)	849
Comprehensive income	$124,190	$133,734	$388,012	$472,641

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	September 30,	September 30,	December 31,
	2024	2023	2023
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$91,347	$85,220	$66,540
Receivables, net	119,538	140,997	145,723
Receivables pledged under receivables facility	306,155	320,585	197,187
Product inventories, net	1,180,491	1,259,308	1,365,466
Prepaid expenses and other current assets	43,168	26,414	40,444
Total current assets	1,740,699	1,832,524	1,815,360

Property and equipment, net	243,308	213,732	223,929
Goodwill	700,147	699,270	700,078
Other intangible assets, net	292,722	300,237	298,282
Equity interest investments	1,434	1,383	1,305
Operating lease assets	309,648	293,673	305,688
Other assets	79,431	89,915	83,426
Total assets	$3,367,389	$3,430,734	$3,428,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$401,702	$429,436	$508,672
Accrued expenses and other current liabilities	185,118	157,172	134,676
Short-term borrowings and current portion of long-term debt	44,683	37,788	38,203
Current operating lease liabilities	95,412	84,724	89,215
Total current liabilities	726,915	709,120	770,766

Deferred income taxes	65,106	55,226	67,421
Long-term debt, net	879,146	996,109	1,015,117
Other long-term liabilities	43,612	37,885	40,028
Non-current operating lease liabilities	220,101	214,168	221,949
Total liabilities	1,934,880	2,012,508	2,115,281

Stockholders’ equity:
Common stock, 0.001 par value; 100,000,000 shares authorized; 38,083,401, 38,676,960 and 38,354,829 shares issued and outstanding at September 30, 2024, September 30, 2023 and December 31, 2023, respectively	38	39	38
Additional paid-in capital	632,523	600,009	606,177
Retained earnings	802,379	811,434	699,990
Accumulated other comprehensive (loss) income	(2,431)	6,744	6,582
Total stockholders’ equity	1,432,509	1,418,226	1,312,787
Total liabilities and stockholders’ equity	$3,367,389	$3,430,734	$3,428,068

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Nine Months Ended
	September 30,
	2024	2023
Operating activities
Net income	$397,025	$471,792
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	26,848	23,355
Amortization	6,514	6,425
Share-based compensation	14,391	14,592
Equity in earnings of unconsolidated investments, net	(180)	(235)
Goodwill impairment	—	550
Other	3,123	1,157
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(80,362)	(110,078)
Product inventories	181,326	330,850
Prepaid expenses and other assets	57,151	(23,431)
Accounts payable	(109,021)	20,667
Accrued expenses and other liabilities	(8,196)	14,374
Net cash provided by operating activities	488,619	750,018

Investing activities
Acquisition of businesses, net of cash acquired	(4,435)	(11,500)
Purchases of property and equipment, net of sale proceeds	(45,951)	(42,958)
Other investments, net	944	(48)
Net cash used in investing activities	(49,442)	(54,506)

Financing activities
Proceeds from revolving line of credit	1,146,900	1,154,601
Payments on revolving line of credit	(1,274,400)	(1,497,501)
Payments on term loan under credit facility	(18,750)	(6,250)
Proceeds from asset-backed financing	623,900	465,500
Payments on asset-backed financing	(606,300)	(422,700)
Payments on term facility	—	(47,313)
Proceeds from short-term borrowings and current portion of long-term debt	8,873	19,428
Payments on short-term borrowings and current portion of long-term debt	(8,643)	(19,182)
Payments of deferred financing costs	(1,731)	(52)
Payments of deferred and contingent acquisition consideration	—	(551)
Proceeds from stock issued under share-based compensation plans	11,955	9,278
Payments of cash dividends	(134,181)	(124,983)
Repurchases of common stock	(159,408)	(187,110)
Net cash used in financing activities	(411,785)	(656,835)
Effect of exchange rate changes on cash and cash equivalents	(2,585)	952
Change in cash and cash equivalents	24,807	39,629
Cash and cash equivalents at beginning of period	66,540	45,591
Cash and cash equivalents at end of period	$91,347	$85,220

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787
Net income	—	—	—	78,885	—	78,885
Foreign currency translation	—	—	—	—	(3,668)	(3,668)
Interest rate swaps, net of the change in taxes of $(742)	—	—	—	—	2,226	2,226
Repurchases of common stock, net of retirements	(41)	—	—	(16,304)	—	(16,304)
Share-based compensation	—	—	5,328	—	—	5,328
Issuance of stock under share-based compensation plans	148	—	8,773	—	—	8,773
Declaration of cash dividends	—	—	—	(42,343)	—	(42,343)
Balance at March 31, 2024	38,462	$38	$620,278	$720,228	$5,140	$1,345,684
Net income	—	—	—	192,439	—	192,439
Foreign currency translation	—	—	—	—	(4,684)	(4,684)
Interest rate swaps, net of the change in taxes of $459	—	—	—	—	(1,376)	(1,376)
Repurchases of common stock, net of retirements	(181)	—	—	(68,519)	—	(68,519)
Share-based compensation	—	—	5,016	—	—	5,016
Issuance of stock under share-based compensation plans	8	—	1,053	—	—	1,053
Declaration of cash dividends	—	—	—	(45,944)	—	(45,944)
Balance at June 30, 2024	38,289	$38	$626,347	$798,204	$(920)	$1,423,669
Net income	—	—	—	125,701	—	125,701
Foreign currency translation	—	—	—	—	5,066	5,066
Interest rate swaps, net of the change in taxes of $2,192	—	—	—	—	(6,577)	(6,577)
Repurchases of common stock, net of retirements	(219)	—	—	(75,632)	—	(75,632)
Share-based compensation	—	—	4,047	—	—	4,047
Issuance of stock under share-based compensation plans	13	—	2,129	—	—	2,129
Declaration of cash dividends	—	—	—	(45,894)	—	(45,894)
Balance at September 30, 2024	38,083	$38	$632,523	$802,379	$(2,431)	$1,432,509

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	101,699	—	101,699
Foreign currency translation	—	—	—	—	2,469	2,469
Interest rate swaps, net of the change in taxes of $1,269	—	—	—	—	(3,809)	(3,809)
Repurchases of common stock, net of retirements	(144)	—	—	(50,549)	—	(50,549)
Share-based compensation	—	—	4,923	—	—	4,923
Issuance of stock under share-based compensation plans	108	—	5,896	—	—	5,896
Declaration of cash dividends	—	—	—	(39,073)	—	(39,073)
Balance at March 31, 2023	39,033	$39	$586,595	$665,561	$4,555	$1,256,750
Net income	—	—	—	232,250	—	232,250
Foreign currency translation	—	—	—	—	2,801	2,801
Interest rate swaps, net of the change in taxes of $(1,166)	—	—	—	—	3,497	3,497
Repurchases of common stock, net of retirements	—	—	—	—	—	—
Share-based compensation	—	—	5,073	—	—	5,073
Issuance of stock under share-based compensation plans	16	—	1,413	—	—	1,413
Declaration of cash dividends	—	—	—	(42,945)	—	(42,945)
Other	—	—		(307)	—	(307)
Balance at June 30, 2023	39,049	$39	$593,081	$854,559	$10,853	$1,458,532
Net income	—	—	—	137,843	—	137,843
Foreign currency translation	—	—	—	—	(5,025)	(5,025)
Interest rate swaps, net of the change in taxes of $(305)	—	—	—	—	916	916
Repurchases of common stock, net of retirements	(385)	—	—	(138,003)	—	(138,003)
Share-based compensation	—	—	4,596	—	—	4,596
Issuance of stock under share-based compensation plans	13	—	2,332	—	—	2,332
Declaration of cash dividends	—	—	—	(42,965)	—	(42,965)
Balance at September 30, 2023	38,677	$39	$600,009	$811,434	$6,744	$1,418,226
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

A description of our significant accounting policies is included in our 2023 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2023 Annual Report on Form 10-K.  The results for our three and nine-month periods ended September 30, 2024, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2024.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $0.5 million in the third quarter of 2024 compared to $0.4 million in the third quarter of 2023 and $8.3 million in the nine months ended September 30, 2024, compared to $5.9 million in the nine months ended September 30, 2023.

Retained Earnings

We account for the retirement of repurchased shares as a reduction of Retained earnings. As of September 30, 2024, the Retained earnings on our Consolidated Balance Sheets reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, share retirements since the inception of our share repurchase programs of $2.6 billion and cumulative dividends of $1.2 billion.

Accumulated Other Comprehensive (Loss) Income

The table below presents the components of our Accumulated other comprehensive (loss) income balance (in thousands):

	September 30,		December 31,
	2024	2023	2023
Foreign currency translation adjustments	$(15,985)	$(19,363)	$(12,699)
Unrealized gains on interest rate swaps, net of tax	13,554	26,107	19,281
Accumulated other comprehensive (loss) income	$(2,431)	$6,744	$6,582

Recent Accounting Pronouncements Pending Adoption
The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
Accounting Standards Update (ASU) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the Financial Accounting Standards Board (FASB) issued ASU 2023-09, Income Taxes - Improvements to Income Tax Disclosures, which will require enhancements and further transparency to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid.
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

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 206,000 for the three months ended September 30, 2024 and 205,000 for the three months ended September 30, 2023, and 206,000 for the nine months ended September 30, 2024 and 207,000 for the nine months ended September 30, 2023.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net income	$125,701	$137,843	$397,025	$471,792
Amounts allocated to participating securities	(654)	(726)	(2,071)	(2,504)
Net income attributable to common stockholders	$125,047	$137,117	$394,954	$469,288

Weighted average common shares outstanding:
Basic	37,983	38,735	38,104	38,816
Effect of dilutive securities:
Stock options and employee stock purchase plan	204	288	226	296
Diluted	38,187	39,023	38,330	39,112

Earnings per share attributable to common stockholders:
Basic	$3.29	$3.54	$10.37	$12.09
Diluted	$3.27	$3.51	$10.30	$12.00

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	88	31	57	64
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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at September 30,
	Input Level	Classification	2024	2023
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$1,905	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	16,213	34,854
Deferred compensation plan asset	Level 1	Other assets	18,179	14,075

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$18,179	$14,075
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

For the interest rate swap contracts in effect at September 30, 2024, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and nine-month periods ended September 30, 2024 or September 30, 2023.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2024	2023
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$13,433	$12,788
Current portion of term loans under credit facility	31,250	25,000
Short-term borrowings and current portion of long-term debt	$44,683	$37,788

Long-term portion:
Revolving credit facility	$125,000	$176,811
Term loan under credit facility	437,500	468,750
Term facility	109,938	109,938
Receivables securitization facility	209,300	242,300
Less: financing costs, net	2,592	1,690
Long-term debt, net	879,146	996,109
Total debt	$923,829	$1,033,897

Credit Facility

On September 30, 2024, we entered into the Third Amended and Restated Credit Agreement (the Amended Agreement) by and among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The Amended Agreement amended and restated the terms of the Company’s predecessor revolving credit facility principally by increasing its borrowing capacity from $750.0 million to $800.0 million and extending its maturity date from September 25, 2026 to September 30, 2029.

Otherwise, the Amended Agreement retained the core features of the predecessor credit agreement, including:

•a $500.0 million term loan facility;
•an accordion feature permitting us to request one or more incremental term loans or revolving credit facility commitment increases up to $250.0 million;
•an option permitting us to extend the maturity date of the revolving credit facility up to two years, subject to various conditions and restrictions; and
•sublimits for the issuance of swingline loans and standby letters of credit.

Revolving and term loan borrowings under the Amended Agreement bear interest at a variable rate based on a one-month Term Secured Overnight Financing Rate (Term SOFR), plus an applicable margin. The term loan under the Amended Agreement continues to require quarterly amortization payments, with all remaining principal due on the term loan maturity date of September 25, 2026.

Substantially all of the other terms of the term loan and revolving credit facility in the Amended Agreement remain similar to the predecessor credit agreement. The Amended Agreement continues to require us to maintain a maximum average total leverage ratio and a minimum fixed charge coverage ratio consistent with the terms specified in the predecessor credit agreement. All obligations under the Amended Agreement continue to be guaranteed on an unsecured basis by substantially all of our existing and future domestic subsidiaries. The Amended Agreement also continues to contain various customary affirmative and negative covenants and events of default. Failure to comply with any of the financial covenants or the occurrence of any other events of default would permit the lenders to, among other things, require immediate payment of all amounts outstanding under the Amended Agreement.

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

OVERVIEW

Financial Results

Net sales decreased 3% in the third quarter of 2024 to $1.4 billion compared to $1.5 billion in the third quarter of 2023. Base business results approximated consolidated results for the period. Following similar trends from the first half of the year, our third quarter results were anchored by strong sales of non-discretionary maintenance products, while sales of pool construction and discretionary products remained soft compared to the third quarter of 2023. Net sales benefited approximately 2% from one more selling day in the third quarter of 2024 versus the same period in 2023.
Gross profit decreased 3% to $416.4 million in the third quarter of 2024 from $428.7 million in the same period of 2023. Gross margin remained consistent at 29.1% for each of the third quarters of 2024 and 2023.
Increases in our selling and administrative expenses (operating expenses) moderated during the third quarter of 2024, growing 2% to $240.1 million compared to $234.3 million in the third quarter of 2023. Expense increases in the quarter primarily related to inflationary impacts, the expansion of our network and our technology initiatives and were partially offset by lower variable costs and a timing shift of certain expenses from the third quarter of 2024 to the fourth quarter of 2024. As a percentage of net sales, operating expenses increased to 16.8% in the third quarter of 2024 compared to 15.9% in the same period of 2023.
Operating income in the third quarter of 2024 decreased 9% to $176.4 million from $194.4 million in 2023. Operating margin was 12.3% in the third quarter of 2024 compared to 13.2% in the third quarter of 2023.
Interest and other non-operating expenses, net for the third quarter of 2024 decreased $1.2 million compared to the third quarter of 2023, primarily due to a decrease in average debt between periods.
We recorded a $0.5 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended September 30, 2024, compared to a tax benefit of $0.4 million realized in the same period of 2023. This resulted in a $0.01 per diluted share tax benefit in the third quarter of 2024 consistent with the $0.01 per diluted share tax benefit realized in the same period of 2023.

Net income decreased 9% to $125.7 million in the third quarter of 2024 compared to $137.8 million in the third quarter of 2023. Earnings per diluted share decreased 7% to $3.27 in the third quarter of 2024 compared to $3.51 in the same period of 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 7% to $3.26 compared to $3.50 in the third quarter of 2023. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
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
Financial Position and Liquidity
Total net receivables, including pledged receivables, trended in line with net sales activity at September 30, 2024 compared to September 30, 2023. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.7 days at September 30, 2024 and 26.3 days at September 30, 2023. Our allowance for doubtful accounts balance was $10.0 million at September 30, 2024 and $10.6 million at September 30, 2023.

Our inventory management efforts reduced our inventory levels compared to September 30, 2023 by $78.8 million, or 6%, to $1.2 billion. Our inventory reserve was $28.6 million at September 30, 2024 and $25.9 million at September 30, 2023. Our inventory turns, as calculated on a trailing four quarters basis, were 2.8 times at September 30, 2024 and 2.6 times at September 30, 2023.
As allowed for companies impacted by Hurricane Francine, we deferred our 2024 third quarter estimated federal tax payment of $42.0 million, which will be paid in February 2025.
Total debt outstanding was $923.8 million at September 30, 2024, down $110.1 million from September 30, 2023, as we have used a portion of operating cash flows to reduce our debt over the past year.
For additional information, see “Liquidity and Capital Resources” below.
Current Trends and Outlook
For a detailed discussion of trends impacting us through 2023, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.
We expect sales for the full year of 2024 to decline by approximately 5% from 2023 based on the following factors and assumptions:

•a 15-20% decline in volumes of discretionary products used for swimming pool construction;
•a 10-15% decline in volumes of products used in the remodeling, renovation and upgrading of swimming pools;
•sustained demand for pool maintenance products, although less prominent to our fourth quarter sales mix; and
•inflationary product cost increases of approximately 1%.
As previously disclosed in our 2023 Annual Report on Form 10-K, we expect gross margin for the full year of 2024 to be in line with our long-term outlook of approximately 30.0%. Our actual gross margin will depend on amounts and timing of inflationary price increases, product mix and customer mix.
We expect to leverage our existing infrastructure and manage discretionary spending to mitigate inflationary impacts while continuing to invest in our business.
We project that our annual effective tax rate (without the benefit from ASU 2016-09) for 2024 will be around 25.0%. We expect our effective tax rate will fluctuate from quarter to quarter due to ASU 2016-09, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded an $8.3 million, or $0.21 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2024. We may recognize additional tax benefits related to stock option exercises in 2024 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of September 30, 2024.
We expect 2024 diluted EPS in the range of $11.06 to $11.46, including the impact of year-to-date tax benefits of $0.21. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.
The forward-looking statements in the foregoing section and elsewhere in this report are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties. See “Cautionary Statement for Forward-Looking Statements.”
RESULTS OF OPERATIONS

As of September 30, 2024, we conducted operations through 447 sales centers in North America, Europe and Australia. For the nine months ended September 30, 2024, approximately 96% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.9	70.9	70.3	69.9
Gross profit	29.1	29.1	29.7	30.1
Selling and administrative expenses	16.8	15.9	16.9	15.4
Operating income	12.3	13.2	12.9	14.7
Interest and other non-operating expenses, net	0.9	0.9	0.9	1.0
Income before income taxes and equity in earnings	11.4%	12.3%	12.0%	13.7%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2024 and 2023 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023
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
We have not provided separate base business income statements within this Form 10-Q as our base business results for the three and nine months ending September 30, 2024 closely approximated consolidated results for the same period. Acquired and new market sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales center count during the first nine months of 2024:

December 31, 2023	439
Acquired locations	2
New locations	9
Consolidated/closed locations	(3)
September 30, 2024	447
Net Sales

	Three Months Ended
	September 30,
(in millions)	2024	2023	Change
Net sales	$1,432.9	$1,474.4	$(41.5)	(3)%
Net sales of $1.4 billion in the third quarter of 2024 decreased 3% compared to $1.5 billion in the third quarter of 2023. In the third quarter, recurring maintenance product sales remained strong, while spending on larger semi-discretionary items, as well as new pool construction and renovation projects, showed a more measured pace.
The following factors impacted our sales during the quarter and are listed in order of estimated magnitude:
•approximately 2% benefit from one more selling day in the third quarter of 2024 compared to the same quarter in 2023;
•stability from maintenance-related activities evidenced by volume growth in chemicals; sales of chemicals increased 2% compared to the third quarter of 2023 and represented 17% of our net sales;
•approximately net 1% benefit from price comprised of a 2% benefit from inflation-driven price increases on equipment, offset by moderate declines in areas like chemical sanitizers and commodities; and
•lower sales volumes due to a decline in pool construction and discretionary spending (see discussion below).

In the third quarter of 2024, sales of equipment, which is used across maintenance, renovation and new construction and includes swimming pool heaters, pumps, lights, filters and automation, grew 1% versus the same period last year, and collectively represented approximately 29% of net sales for the period. Sales of building materials, which are primarily used in new construction and remodeling, decreased 9% compared to the third quarter of 2023 and represented approximately 11% of net sales in the third quarter of 2024.
Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these product categories are reflected in the discussion above. Sales to our retail customers declined by 2% in the third quarter of 2024, as steady maintenance sales during a key seasonal period partially offset ongoing weakness in discretionary demand, compared to the third quarter of 2023. Retail sales represented approximately 14% of our total net sales in the third quarter of 2024. Sales to commercial swimming pool customers remained strong with an increase of 7% in the third quarter of 2024 compared to the third quarter of 2023 and represented approximately 5% of our net sales for the third quarter of 2024.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2024	2023	Change
Gross profit	$416.4	$428.7	$(12.3)	(3)%
Gross margin	29.1%	29.1%

Gross margin remained consistent at 29.1% in both the third quarters of 2024 and 2023. While being affected by unfavorable product and customer mix in the current environment, strategic gross margin-related initiatives and progress on our pricing optimization efforts sustained our gross margin.
Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2024	2023	Change
Selling and administrative expenses	$240.1	$234.3	$5.8	2%
Operating expenses as a % of net sales	16.8%	15.9%

Operating expenses increased 2% in the third quarter of 2024 compared to the third quarter of 2023. Expense growth drivers included inflationary increases, costs associated with opening new locations and investments in our technology initiatives. These increases were partially offset by lower variable costs and a shift of certain expenses from the third quarter of 2024 to the fourth quarter of 2024.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2024 decreased $1.2 million compared to the third quarter of 2023, primarily due to a decrease in average debt between periods. Our weighted average effective interest rate remained unchanged at 5.2% in the third quarter of 2024 compared to the third quarter of 2023 on average outstanding debt of $946.1 million and $1.0 billion for the respective periods.

Income Taxes

Our effective income tax rate was 23.4% for the three months ended September 30, 2024, compared to 23.8% for the three months ended September 30, 2023. We recorded a $0.5 million tax benefit from ASU 2016-09 in the quarter ended September 30, 2024, compared to a tax benefit of $0.4 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 23.7% for the third quarter of 2024 and 24.1% for the third quarter of 2023. Our third quarter effective income tax rate is typically lower compared to other quarters due to the annual expiration of statutes of limitations in the various jurisdictions where we have recorded uncertain tax positions.

Net Income and Earnings Per Share

Net income decreased 9% to $125.7 million in the third quarter of 2024 compared to $137.8 million in the third quarter of 2023. Earnings per diluted share decreased 7% to $3.27 in the third quarter of 2024 compared to $3.51 in the same period of 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 7% to $3.26 in the third quarter of 2024 compared to $3.50 in the third quarter of 2023. See the reconciliation of GAAP to non-GAAP measures below.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023
Net Sales

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Change
Net sales	$4,323.5	$4,538.5	$(215.0)	(5)%

Net sales for the first nine months of 2024 decreased 5% compared to the same period last year. In the first nine months of 2024, maintenance activities were stable, reflecting steady demand for non-discretionary products, while pool construction and discretionary spending were softer, impacted by current macroeconomic conditions.

The following factors also impacted our sales and are listed in order of estimated magnitude:

•stability from maintenance-related activities evidenced by volume growth in chemicals; sales of chemicals increased 1% compared to the first nine months of 2023 and represented 15% of our net sales;
•approximately 1% benefit from inflationary product cost increases; and
•negative volume impacts from reduced pool construction and discretionary activities (see discussion below).

In the first nine months of 2024, sales of equipment, which is used across maintenance, renovation and new construction and includes swimming pool heaters, pumps, lights, filters and automation, decreased approximately 1% compared to the same period last year and collectively represented 30% of net sales in the first nine months of 2024. Sales of building materials, which are primarily used in new pool construction and remodeling, decreased 10% compared to the first nine months of 2023 and represented approximately 12% of net sales in the first nine months of 2024.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and sales trends in these areas are reflected in the discussion above. Sales to retail customers decreased 4% in the first nine months of 2024 compared to the first nine months of 2023 and represented approximately 15% of our consolidated net sales. Sales to commercial customers increased 8% in the first nine months of 2024 compared to the first nine months of 2023 and represented approximately 5% of our consolidated net sales in the first nine months of 2024.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Change
Gross profit	$1,285.1	$1,366.3	$(81.2)	(6)%
Gross margin	29.7%	30.1%

Gross margin declined 40 basis points to 29.7% in the nine months ended September 30, 2024, compared to 30.1% in the first nine months of 2023. In the first nine months of 2024, our gross margin was impacted by:

•carrying a large amount of lower cost strategically-purchased inventory in the beginning of 2023 that was successfully reduced to normalized levels by the end of 2023;
•less favorable product and customer mix;
•higher levels of vendor incentives earned versus 2023 due to increased purchasing as compared to the prior year when we were actively reducing inventory levels; and
•a benefit of $12.6 million, or 30 basis points, related to a reduction of estimated import taxes previously recorded in the fourth quarter of 2022.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2024	2023	Change
Selling and administrative expenses	$728.6	$699.0	$29.6	4%
Operating expenses as a % of net sales	16.9%	15.4%

Operating expenses for the nine months ended September 30, 2024 were up 4% compared to the prior year period. Expense growth drivers included inflationary wage, rent and insurance increases, higher costs associated with the expansion of our network and additions related to our technology initiatives. We partially mitigated these increases with close management of variable costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2024 decreased $6.5 million compared to the same period last year, as a decrease in average debt between periods more than offset higher average interest rates. Our weighted average effective interest rate increased to 5.2% from 5.1% for the respective periods on average outstanding debt of $1.0 billion for the first nine months of 2024 versus $1.2 billion for the same period of 2023.

Income Taxes

Our effective income tax rate was 23.2% for the nine months ended September 30, 2024, compared to 24.1% for the nine months ended September 30, 2023. We recorded an $8.3 million, or $0.21 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2024, compared to a $5.9 million, or $0.15 per diluted share, tax benefit in the same period of 2023. Without the benefits from ASU 2016-09, our effective tax rate was 24.8% for the nine months ended September 30, 2024, and 25.0% for the nine months ended September 30, 2023.

Net Income and Earnings Per Share

Net income decreased 16% to $397.0 million for the nine months ended September 30, 2024, compared to $471.8 million for the nine months ended September 30, 2023. Earnings per diluted share decreased 14% to $10.30 for the nine months ended September 30, 2024, versus $12.00 per diluted share for the nine months ended September 30, 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 15% to $10.09 for the nine months ended September 30, 2024, compared to $11.85 for the nine months ended September 30, 2023. See the reconciliation of GAAP to non-GAAP measures below.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
Diluted EPS	$3.27	$3.51	$10.30	$12.00
ASU 2016-09 tax benefit	(0.01)	(0.01)	(0.21)	(0.15)
Adjusted diluted EPS	$3.26	$3.50	$10.09	$11.85

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

(Unaudited)	QUARTER
(in thousands)	2024			2023				2022
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,432,879	$1,769,784	$1,120,810	$1,003,050	$1,474,407	$1,857,363	$1,206,774	$1,095,920
Gross profit	416,403	530,141	338,560	293,775	428,731	567,783	369,755	315,731
Operating income	176,353	271,481	108,720	79,344	194,443	327,009	145,771	107,295
Net income	125,701	192,439	78,885	51,437	137,843	232,250	101,699	71,863

Balance Sheet Data
Total receivables, net	$425,693	$577,529	$527,175	$342,910	$461,582	$630,950	$564,171	$351,448
Product inventories, net	1,180,491	1,295,600	1,496,947	1,365,466	1,259,308	1,392,886	1,686,683	1,591,060
Accounts payable	401,702	515,645	907,806	508,672	429,436	485,100	739,749	406,667
Total debt	923,829	1,116,553	979,177	1,053,320	1,033,897	1,184,586	1,365,750	1,386,803

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2024 and 2023 Results

The third quarter of 2024 saw a mix of weather conditions across the continental U.S. Several regions faced notable weather events during the quarter. Tropical weather brought localized flooding and heavy rainfall particularly to the coastal areas of Florida, Louisiana and the Carolinas. Wetter conditions and cooler temperatures in July of 2024, compared to July of 2023, impacted maintenance activities in Texas, a key market, during a prominent selling month. The Northeast and Midwest regions experienced generally warm and dry conditions throughout the quarter, which was favorable for pool-related activities. The West, particularly in California, continued its trend of above-average temperatures and dry conditions, which supported outdoor and construction activities. Collectively, weather conditions in the third quarter of 2024 had a relatively neutral impact on the overall business.

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

The first quarter of 2024 was the tenth wettest first quarter on record leading to mixed impacts across our markets, particularly in the month of March, which is seasonally our highest sales month of the first quarter. However, we also observed above-average temperatures during the quarter contributing positively to economic activities in many regions, such as improvement in California during March. The adverse effects of cooler and wetter weather in Florida and the Southeast compared to the first quarter of last year and excessive precipitation in Texas and the Northeast outweighed the positives, resulting in an unfavorable net impact on net sales. In the first quarter of 2023, varied weather conditions had a more pronounced unfavorable impact on net sales due to unusually wet and cold weather in the western U.S., particularly California and Arizona. This wet and cold weather was partially offset by generally favorable conditions in our southern markets, where sales benefited from warmer weather and below-average precipitation.

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
Sources and Uses of Cash
The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2024	2023
Provided by operating activities	$488,619	$750,018
Used in investing activities	(49,442)	(54,506)
Used in financing activities	(411,785)	(656,835)
Net cash provided by operations decreased to $488.6 million for the first nine months of 2024 from $750.0 million for the first nine months of 2023, impacted by our prior year inventory reduction efforts of $330.9 million during the first nine months of 2023 and lower net income in 2024.
Net cash used in investing activities for the first nine months of 2024 decreased $5.1 million compared to the first nine months of 2023, primarily due to a decrease of $7.1 million in cash used for acquisitions, partially offset by a $3.0 million increase in net capital expenditures.
Net cash used in financing activities was $411.8 million for the first nine months of 2024 compared to $656.8 million for the first nine months of 2023, primarily reflecting $128.4 million of net debt payments in the first nine months of 2024 versus $353.4 million of net debt payments in the first nine months of 2023, partially offset by a $27.7 million decrease in share repurchases and a $9.2 million increase in dividends paid in the first nine months of 2024 compared to the same period in 2023.
Future Sources and Uses of Cash
To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Third Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2023 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Credit Facility
Our Credit Facility, as recently amended, provides for $1.3 billion in borrowing capacity consisting of an $800.0 million unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes an accordion feature permitting us to request one or more incremental term loans or revolving credit family commitment increases up to $250.0 million and sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month Term SOFR, plus an applicable margin. The term loan requires quarterly amortization payments with all remaining principal due on September 25, 2026. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
Under our Credit Facility, at September 30, 2024, there was $125.0 million of revolving borrowings outstanding, a $468.8 million term loan, $15.1 million of standby letters of credit outstanding and $659.9 million available for borrowing.  The weighted average effective interest rate for the Credit Facility as of September 30, 2024, was approximately 4.1%, excluding commitment fees and including the impact of our interest rates swaps.
Term Facility
Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. We pay interest on borrowings under the Term Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility on the last business day of each quarter beginning in the first quarter of 2020 with the final principal repayment due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs. In June 2023, we made a prepayment on the Term Facility of $45.0 million with $32.4 million applied against the remaining quarterly installments and the remainder applied against the amount due at maturity.
At September 30, 2024, there was $109.9 million outstanding under the Term Facility with a weighted average effective interest rate of 6.1%.
Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower-cost form of financing. Under this facility, we can borrow up to $350.0 million between April through August and from $210.0 million to $340.0 million during the remaining months of the year. The Receivables Facility matures on November 1, 2024 and it is our intent to complete a renewal in advance of the current maturity date. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.
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
At September 30, 2024, there was $209.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.7%, excluding commitment fees.
Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of September 30, 2024, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of September 30, 2024, our average total leverage ratio equaled 1.41 (compared to 1.42 as of June 30, 2024) and the TTM average total indebtedness amount used in this calculation was $989.5 million.
•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of September 30, 2024, our fixed charge ratio equaled 5.22 (compared to 5.37 as of June 30, 2024) and TTM Rental Expense was $100.3 million.
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
As of September 30, 2024, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Compliance and Future Availability
As of September 30, 2024, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2023 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of October 24, 2024, $497.0 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes in our exposure to interest rate risk during the nine months ended September 30, 2024, from what we reported in our 2023 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2023 Annual Report on Form 10-K.
Currency Risk
There have been no material changes in our exposure to currency risk during the nine months ended September 30, 2024, from what we reported in our 2023 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2023 Annual Report on Form 10-K.

Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of September 30, 2024, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of September 30, 2024, our disclosure controls and procedures were effective.
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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the third quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2024	33,428	$299.12	33,424	$572,102,000
August 1-31, 2024	119,467	$351.53	119,467	$530,105,785
September 1-30, 2024	65,929	$347.57	65,929	$507,191,154
Total	218,824	$342.33	218,820
(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 4 shares surrendered for this purpose in the third quarter of 2024.
(2)In May 2024, our Board authorized an additional $316.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of October 24, 2024, $497.0 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.
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

Item 5. Other Information

During the quarter ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		Third Amendment, dated as of September 30, 2024, to Credit Agreement, dated December 30, 2019, by and among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and BANK OF AMERICA, N.A., as Lender.	X
10.2		Third Amended and Restated Credit Agreement dated as of September 30, 2024, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.		8-K	000-26640	10/2/2024
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and nine months ended September 30, 2024 and September 30, 2023;
2.Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2024 and September 30, 2023;
3.Consolidated Balance Sheets at September 30, 2024, December 31, 2023 and September 30, 2023;

4.Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2024 and September 30, 2023;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2024 and September 30, 2023; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 30, 2024.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant