Form 10-K
period 2024-12-31
POOL CORP
filed 2025-02-27
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to

POOL CORPORATION
(Exact name of registrant as specified in its charter)

Delaware		0-26640	36-3943363
(State or other jurisdiction of		(Commission File Number)	(I.R.S. Employer
incorporation or organization)			Identification No.)

109 Northpark Boulevard,
Covington,	Louisiana		70433-5001
(Address of principal executive offices)			(Zip Code)
(985) 892-5521
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.001 per share	POOL	Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.    ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 28, 2024 was $11,422,468,034.
As of February 20, 2025, there were 37,630,465 shares of common stock outstanding.
Documents Incorporated by Reference
Portions of the registrant’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

PART I.
Item 1.  Business

General

Pool Corporation (the Company, which may also be referred to as we, us or our), a member of the S&P 500 Index, is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the leading distributors of irrigation and landscape maintenance products in the United States.

We believe that our industry is fragmented, and as such, we add considerable value to the industry by purchasing products from a large number of manufacturers and then efficiently distributing the products with high levels of service to our customer base on conditions that are more favorable than our customers could obtain on their own.

As of December 31, 2024, we operated 448 sales centers in North America, Europe and Australia, from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscape, tile and stone products to our customer base, including pool builders, retail stores, service companies, landscape contractors and others, through our five distribution networks listed below:

•SCP Distributors (SCP);
•Superior Pool Products (Superior);
•Horizon Distributors (Horizon);
•National Pool Tile (NPT); and
•Sun Wholesale Supply (Sun Wholesale).

Our Industry

We operate in the outdoor living industry, which services approximately 11.0 million bodies of water in the United States alone, including 5.4 million in-ground swimming pools. These pools require routine maintenance throughout their lifetime, and we believe significant growth opportunities reside with pool remodel and pool equipment replacement activities due to the aging of the installed base of swimming pools. We continue to add products to take advantage of technological advancements and the development of sustainable, energy-efficient and more aesthetically attractive products. We believe that the pool industry will continue to grow with the increased penetration of new pools into households with the discretionary income and physical capacity to install a swimming pool. Further, we believe the desire for consumers to enhance their outdoor living spaces with water-sensing and battery-powered alternatives, hardscapes, lighting and other outdoor living-related products provides us with additional future growth opportunities.

Over the past several years, favorable demographic and socioeconomic trends have positively impacted our industry, and we believe these trends will continue over the long term. These favorable trends include the following:

•long-term growth in housing units in warmer climate markets due to the population migration toward the southern United States, where outdoor home entertainment is more prevalent and extends longer throughout the year;
•increased homeowner spending on outdoor living spaces for relaxation and entertainment as lower housing turnover encourages consumers to renovate their existing homes;
•consumers bundling the purchase of a swimming pool and other products, with new irrigation systems, landscaping and improvements to outdoor living spaces often being key components to both pool installations and remodels;
•consumers using more automation and control products, higher quality materials and other pool features that add to our sales opportunities over time; and
•consumers increasing focus on sustainable, energy-efficient products.

In 2024, we estimate that close to 65% of our sales through the swimming pool industry are related to maintenance and minor repair of existing swimming pools. Maintaining a safe and consistent water chemistry as well as necessary upkeep and repair of swimming pool equipment, such as pumps, heaters, filters and safety equipment, creates non-discretionary demand for pool chemicals, equipment and other related parts and supplies. The recurring nature of the maintenance and repair market has helped maintain a relatively consistent rate of industry contribution to revenue over time. This characteristic has helped buffer our performance when unfavorable economic conditions, such as higher interest rates and softness in the housing market, adversely impact consumer discretionary spending, including pool construction and major replacement and renovation activities. As the installed base of in-ground swimming pools ages, we also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create ongoing demand for our other discretionary and non-discretionary products.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 11 years (based on Company estimates for 2024 and information from 2023 P.K. Data, Inc. reports):

We estimate that just over 20% of our current year sales were derived from the swimming pool remodel, renovation and upgrade market.  The activity in this market, which includes major swimming pool remodeling and upgrading, is driven by the aging of the installed base of pools and availability of enhanced feature products such as swimming pool automated controls, variable speed pumps, robotic cleaners and LED pool and hot tub lighting. Many new homeowners with existing pools transform older pools into a modern backyard oasis through upgraded features, finishes and equipment. Among other factors such as the southern population migration and housing shortage trends, the timing of these types of expenditures is more sensitive to economic factors including home values, existing single-family home sales and consumer confidence as compared to the non-discretionary demand of the maintenance and minor repair market.

We estimate that new swimming pool construction comprised almost 15% of 2024 sales.  The demand for new pools is generally driven by the perceived benefits of pool ownership including increased use of outdoor space, enhanced property value, relaxation, entertainment, family activity, exercise and convenience.  The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

The irrigation and landscape maintenance industry shares many characteristics with the pool industry, and we believe that it exhibits similar long-term growth potential. Irrigation system installations often occur in tandem with new single-family home construction making them more susceptible to economic variables that drive new home sales. However, the landscape industry offers similar maintenance-related growth opportunities as the swimming pool industry. Product offerings such as chemicals and fertilizers, power equipment and related repair and maintenance services offer recurring revenue streams in an industry otherwise closely tied to the new housing market. The irrigation and landscape maintenance distribution business serves both residential and commercial markets, with the majority of sales related to the residential market. Within the United States market, we believe that residential and commercial irrigation systems, landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories offer a total addressable market value of approximately $19.0 billion.

Economic Environment

Certain trends in the housing market, the cost and availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly the installation of new pools and irrigation systems, as well as the timing and extent of pool remodels, equipment replacements, landscaping projects and outdoor living space renovations. Consumers typically spend more on new pools, new irrigation systems, renovations and replacement when general economic conditions are strong.

Existing home turnover continued to decline in 2024 driven by high interest rates and homeowners taking advantage of their existing lower rate mortgages. Nonetheless, new home construction grew versus a decline in new pool construction, creating more available backyards for swimming pools when economic conditions stabilize. We believe that over the long term, higher rates of home appreciation and turnover have a positive impact on new pool installations. While most new swimming pools are installed in existing homes, there has also been a correlation of new pool construction activity to new home construction activities over time. We also believe that homeowners’ discretionary spending capacity, availability of consumer credit and favorable borrowing rates are critical factors enabling the purchase of new swimming pools and irrigation systems. Similar to other discretionary purchases, replacement and renovation activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment levels. During periods of high demand, contractor labor availability can limit our customers’ ability to fully meet consumer construction and renovation demand.

In recent years, steady increases in home values, lack of affordable new homes and increased mortgage rates have prompted homeowners to stay in their homes longer. Although homeowners’ investment in their houses has moderated from the pandemic heightened levels of 2020 to 2022, home investment levels generally remain favorable. We estimate that new in-ground pool construction units decreased 15% from 72,000 units in 2023 to approximately 61,000 units in 2024 as demand has continued to normalize and was particularly pressured by the unfavorable macroeconomic environment. We expect that consumers will continue to invest in outdoor living spaces as they consider backyards an extension of their home space. We believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, strong housing demand dynamics and product developments and technological advancements as consumers focus on more sustainable and energy-efficient products.

We generally pass industry price increases through our supply chain and from time to time may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing. During 2022, supply chain interruptions, production shutdowns and weather-related events resulted in an increased inflation benefit of 10% as higher costs to produce and transport finished products were passed through to consumers. Inflationary product cost increases moderated in 2023 to approximately 3% to 4%. In 2024, inflationary product cost increases returned to our historical average of approximately 1% to 2%, which we expect to continue into 2025.

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

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of new and existing product offerings by our vendors, the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming. These programs include digital and media advertising, industry-oriented website development such as www.swimmingpool.com®, www.hottubs.com® and www.nptpool.com®, social media platforms and other digital marketing initiatives, including our new, all-inclusive Regal and E-Z Clor Pool Care mobile apps that enable at-home water testing, as well as our NPT® Backyard mobile app. We use these programs as tools to educate consumers and lead prospective pool owners to our customers. We also promote the growth of our industry by offering a growing selection of energy-efficient and environmentally friendly products, which support sustainability and can help pool owners save energy, water, time and money. Our environmentally friendly technology products include variable speed pumps, LED pool and hot tub lights and high-efficiency heat pumps. Our Horizon sales centers offer organic fertilizers, organic pesticides, and irrigation and drainage products that reduce water usage and soil erosion, allowing our customers and homeowners to have less of an impact on freshwater reserves.

We promote the growth of our customers’ businesses by offering the broadest product assortment through the largest number of conveniently located market-based sales centers and through comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales.  We provide in depth product training that allows our customers to expand the scope of their product offerings. We also provide uniquely tailored advertising programs through our EDGE Marketing Portal that include such features as digital marketing, customer lead generation, personalized websites, brochures, direct mail, marketing campaigns and business development training.  We assist certain customers with aspects of their businesses, including site selection, store layout and design, product merchandising, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in many of our sales centers and host our annual Retail Summit to educate our customers about product offerings and the overall industry. We also function as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at promoting industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations, which we define as capacity creation. We create capacity with business-to-business (B2B) development tools and execution aimed at developing best-in-class service and value creation for our customers and suppliers. In particular, our POOL360 and Horizon 24/7 B2B internet and mobile platforms help our customers be more productive by allowing them to digitally review and order our products, while leveraging our customer service staff resources, particularly during peak business periods. These tools offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes and also provide our customers graphical catalog presentation in the same platform. Our BlueStreak mobile ordering platform enables our sales associates to process orders faster, often eliminating the need for customers to get out of their vehicles. Similarly, we employ velocity slotting technology and other processes to enhance the operational efficiencies of our sales centers and warehouses.

We believe that ongoing investments in digital transformation and technology help us provide best-in-class service to our customers by improving the customer experience, enhancing our existing customer relationships and expanding our customer base. To that end, a part of our growth strategy includes investing in technology that allows us to better serve our customers and using this information to make better data-driven decisions for our business. Our POOL360 digital ecosystem is a suite of SaaS products transforming the way pool professionals do business. POOL360 WaterTest and POOL360 PoolService are tools designed to unlock capacity for our customers and our sales center network. By integrating e-commerce, software applications and data-driven insights, POOL360 enhances both customer experience and operational efficiency. POOL360 WaterTest is a professional water testing software available to our retail customers that incorporates our complete line of proprietary-branded pool and hot tub chemicals into pool owners’ water chemistry maintenance requirements. Our POOL360 PoolService mobile application allows pool professionals to better manage their service business through providing a complete Customer Relationship Management (CRM) tool, routing, billing and other day-to-day management capabilities, while improving their customers’ experiences. Each of these tools links directly into our POOL360 B2B platform, creating efficiencies for both us and our customers. Going forward, we plan to continue growing our suite of POOL360 technologies with additional resources for our customers.

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

Customers and Products

We serve roughly 125,000 customers, most of which are small, family-owned businesses with relatively limited capital resources. Most of these businesses provide labor and technical services to the end consumer and operate as independent contractors and specialty retailers employing few if any employees.  These customers also buy products from other distributors, mass merchants, home stores and certain specialty and internet retailers. No single customer accounted for 10% or more of our sales in 2024.

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

We conduct our operations through 448 sales centers in North America, Europe and Australia. Our primary markets, those with the highest concentration of swimming pools, are Florida, California, Texas and Arizona, collectively representing approximately 54% of our 2024 net sales.  In 2024, we generated approximately 96% of our sales in North America (including Canada and Mexico), 4% in Europe and less than 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to our North America swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

Our goal is to be a trusted resource for industry professionals, retailers and consumers in the outdoor living industry. We use local sales and marketing personnel to promote the growth of our business and develop and strengthen our customers’ businesses. Our sales and marketing personnel focus on developing customer training programs and promotional activities, creating and enhancing sales management tools and providing product and market expertise.  Our local sales personnel work from our sales centers as trusted resources for our customers and are charged with understanding and meeting our customers’ specific needs. Our sales center personnel help educate our customers on a variety of topics including the newest, most innovative products and solutions that can elevate their businesses.

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
•commercial pool products, including American Society of Material Engineers-certified heaters, safety equipment, commercial decking equipment and commercial pumps and filters;
•fiberglass pools and hot tubs and packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools; and
•other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as grills and components for outdoor kitchens.

We believe that our selection of pool equipment, supplies, chemicals, replacement parts, irrigation and related products and other pool construction and recreational products is the most comprehensive in the industry. We currently have over 650 product lines and approximately 45 product categories. Based on our 2024 product classifications, sales for our pool and hot tub chemicals product category represented approximately 15% of total net sales for 2024, 14% of total net sales in 2023 and 13% of total net sales in 2022. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

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

New product technology provides opportunities not only for improved energy-efficiency but also expanded control and convenience in enjoying leisure activities. We offer a growing selection of energy-efficient and environmentally friendly products, which support sustainability and can help pool owners save energy, water, time and money over time. Major equipment manufacturers have developed and will continue to develop more retrofit kits that allow homeowners to interact with their pools or hot tubs through their smartphones. We see each of these developments as significant growth opportunities for our business.

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

In 2024, we estimate that the sale of maintenance and minor repair products (non-discretionary) accounted for approximately 64% of our sales, while approximately 22% of our sales were derived from partially discretionary products used in the remodel, renovation and upgrading of pools, and approximately 14% of our sales were derived from discretionary products used in the construction and installation of swimming pools. These components may vary from year to year.

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

Swimming pool tile, decking materials and interior pool surfacing products are distributed through our NPT network, as well as through SCP and Superior networks. Our NPT network primarily serves the swimming pool market with our market-leading brand of pool tile and composite pool finish products but also provides some overlap with the irrigation and landscape industry as we offer NPT hardscapes and other outdoor living products. As consumers create and enhance outdoor living areas and invest more in their outdoor environment, we believe we can focus our resources to address such demand by leveraging our existing pool and irrigation and landscape maintenance customer base. We believe the development of our NPT network is a natural extension of our distribution model. In addition to our 18 stand-alone NPT sales centers, we currently have 117 SCP and Superior sales centers that feature consumer showrooms where swimming pool and landscape contractors, as well as homeowners, can view and select pool components including pool tile, decking materials and interior pool finishes in various styles and grades. We also offer virtual tools for homeowners to select and design their pool and outdoor environments, collaborating with their chosen contractors to install these products. Our NPT® Backyard mobile app and www.nptpool.com® allow our customers to virtually design, customize and view a pool in their own backyard in a short amount of time. We believe our showrooms, local stocking of products, specialized delivery equipment and virtual support provide us with a competitive advantage in these categories. Given the more discretionary nature of these products, this business tends to be more sensitive to external market factors compared to our business overall.

Sun Wholesale Supply distributes swimming pool supplies, equipment and related leisure products, primarily servicing independently owned and operated Pinch A Penny franchise locations. Since our acquisition in December 2021, we have expanded Pinch A Penny franchise operations through additional locations of Pinch A Penny franchised stores and plan to continue these expansion initiatives. Sun Wholesale Supply also owns and operates a specialty chemical re-packaging plant providing pool chemical products to the Pinch A Penny franchised store network and a portion of the chemical products sold through our SCP and Superior networks.

We evaluate our sales centers based on their performance relative to predetermined standards that include both financial and operational measures.  Our corporate support groups provide our field operations with various services, such as developing and coordinating customer and vendor related programs, real estate support services to find appropriate locations for our sales centers, human resources support, information systems support, support from our logistics and fleet teams, accounting and financial analysis support and expert resources to help them achieve their goals.  We believe our incentive programs and feedback tools, along with the competitive nature of our sales center network, stimulate and enhance the performance of our employees.

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

Our sales centers generally maintain well-stocked inventories to meet our customers’ immediate needs.  We utilize warehouse management technology to optimize receiving, inventory control, picking, packing and shipping functions. For additional information regarding our inventory management, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Inventory Obsolescence,” of this Form 10-K.

We also operate four centralized shipping locations (CSLs) in the United States and one CSL in Europe that redistribute products we purchase in bulk quantities to our sales centers or, in some cases, directly to customers.  Our CSLs are regional locations that carry a wide range of outdoor living products.

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

Our preferred vendor program encourages our distribution networks to stock and sell products from a smaller number of vendors offering better overall terms and service to optimize profitability and shareholder return.  We also work closely with our vendors to develop programs and services to better meet the needs of our customers and to concentrate our inventory investments.  These practices, together with a more comprehensive service offering, have positively impacted our selling margins and our returns on inventory investments. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Vendor Programs,” for additional information.

We regularly evaluate supplier relationships and consider alternate sourcing to ensure competitive cost, service and quality standards.  Our largest suppliers include Pentair plc, Zodiac Pool Systems, Inc, and Hayward Pool Products, Inc., which accounted for approximately 20%, 12% and 11%, respectively, of the cost of products we sold in 2024.

Competition

We are the largest wholesale distributor of swimming pool and related backyard products (based on industry knowledge and available data) and one of the only national wholesale distributors focused on the swimming pool industry in the United States.  We are also one of the leading distributors of irrigation and landscape maintenance products in the United States.  We face intense competition from many regional and local distributors in our markets and from a limited number of other national wholesale distributors.  We also face competition, both directly and indirectly, from mass market retailers (both store-based and internet) and large pool supply retailers who primarily buy directly from manufacturers.

Some geographic markets we serve, particularly the four largest and higher pool density markets of Florida, California, Texas and Arizona have a greater concentration of competition than others.  Barriers to entry in our industry are relatively low.  We believe that the principal competitive factors in swimming pool and irrigation and landscape supply distribution are:

•the breadth and availability of products offered;
•the quality and level of customer service, including online communications and access, ease of ordering and speed of product delivery;
•the availability of sales and marketing programs;
•consistency and stability of business relationships with customers and suppliers;
•competitive product pricing; and
•geographic proximity to the customer.

Environmental, Social and Governance (ESG)

Environmental

We are committed to sustainable business practices, which includes offering energy-efficient and environmentally-friendly products to our customers, closely monitoring our sourcing activities, and being good stewards within the communities we serve. In our operations, maximizing the efficiency of our fleet and improving the energy efficiency of our facilities help us to manage our carbon footprint. We continually strive to ensure success in our business while protecting resources for future generations. We also endeavor to handle, distribute, transport and dispose of our products in a responsible manner, particularly the chemicals and fertilizers that we sell.

Social - Human Capital Management

We employed approximately 6,000 people at December 31, 2024 and approximately 90% of our employees were located in the U.S. Given the seasonal nature of our business, our peak employment period is the summer season and, depending on expected sales levels, we add 100 to 200 employees to our work force to meet seasonal demand. We believe that we have good relations with our employees. None of our employees are currently covered under any collective bargaining agreements.

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
•talent management;
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

Talent Management

We value the differences in perspective and lived experience that our thousands of employees bring to work. We understand that a talented team is strongest when there are varying viewpoints and ideas. Our commitment to fostering a welcoming workplace goes beyond hiring; it’s about ensuring every voice is heard and valued.

We are committed to supporting our workforce through the hiring, retention and advancement of top-tier talent through the following:

•Recruiting, developing and retaining a dynamic workforce and providing developmental opportunities for career advancement for all employees;
•Ensuring that our policies, practices and procedures are fair and provide equal employment opportunity for a wide range of prospective candidates and employees; and
•Communicating that we, as an Employer of Choice, are committed to a culture with action-oriented programs that produce results and employee engagement.

To create connection and community within our workforce, we have established a mentoring program to cultivate the growth and development of our high potential employees. We also support our employees with training and development opportunities, which include content aimed at creating and sustaining an inclusive environment.

Employee Growth and Development

We strive to be an Employer of Choice by investing in our employees. Our goal is to attract, develop and retain a talented team inspired by our mission to maintain exceptional relationships with our customers and suppliers and create exceptional return to our shareholders, while providing exceptional opportunities for our employees. Our success depends on our employees understanding how their work contributes to the company’s overall strategy.

When our employees succeed, the company succeeds. To help our employees achieve success in their roles, we emphasize continuous training and career development opportunities. These opportunities include annual performance reviews, succession planning, promotion and advancement opportunities, ongoing training in safety and security protocols, updates on new products and service offerings and deployment of technologies. We also provide a series of managerial training to our field and departmental leaders. This coursework covers topics such as recruitment best practices, effective communications, leading and empowering others and managing employee performance.

We provide an entry level training program to prepare Manager Trainees (MITs) for sales and operations management opportunities and build our pipeline for field leadership. Our MITs are hosted at either our EDGEucation Center or in a virtual classroom. They gain valuable experience during their training program through field-based interaction with customers and operating management. Our program includes interaction with subject matter experts, hands-on projects and role play to provide MITs with practical industry knowledge, leadership skills and the tools necessary to succeed within our organization.

Our employees are also involved in a multitude of volunteer efforts that positively impact our communities through support of charitable organizations. Since 2021, through our partnership with YMCA’s across the country, we have provided water safety lessons for more than 42,000 underserved children and training for approximately 3,000 lifeguards. Our local employees and partners have also donated their time and energy to make these events a success.

Employee Compensation and Benefits

We strive to provide market-competitive compensation, benefits and services to our employees, and our performance-based compensation philosophy rewards each employee’s individual contributions. Our total compensation package includes cash compensation (base salary and performance-based incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a shareholder through equity grants for certain roles and our employee stock purchase plan. Our employees can take advantage of a range of benefits, including healthcare and wellness programs, tuition reimbursement for eligible employees and multi-year scholarships to their dependents, and financial wellness programs to help provide education and tools to assist in improving, maintaining and capitalizing on our employees’ financial future. We closely monitor employee turnover and conduct exit interviews to gain relevant information and adapt our engagement and retention strategy as appropriate.

Governance

Our employees, managers and officers conduct our business under the direction of our Chief Executive Officer (CEO) and the oversight of our Board of Directors (our Board) to enhance our long-term value for our stockholders. The core responsibility of our Board is to exercise its fiduciary duty to act in the best interests of our company and our stockholders. In exercising this obligation, our Board and committees perform a number of specific functions, including risk assessment, review and oversight. While management is responsible for the day-to-day management of risk, our Board is responsible for oversight of our risk management programs, ensuring that an appropriate culture of risk management exists within the company, and assisting management in addressing specific risks, such as strategic risks, financial risks, cybersecurity risks, regulatory risks and operational risks.

Seasonality and Weather

Our business is seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of swimming pool use, pool and irrigation installation and maintenance activities. Sales are lower during the first and fourth quarters. In 2024, we generated approximately 60% of our net sales and 73% of our operating income in the second and third quarters of the year.

We typically experience a build-up of product inventories and accounts payable during the winter months in anticipation of the peak selling season.  Excluding borrowings to finance acquisitions, dividend payments and share repurchases, our peak borrowing usually occurs during the second quarter, primarily because extended payment terms offered by certain of our suppliers are typically payable in April, May and June, while our peak accounts receivable collections typically occur in June, July and August.

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
(primarily in the northern half of the U.S. and Canada)

For discussion regarding the effects seasonality and weather had on our results of operations in 2024 and 2023, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

Geographic Areas

See Note 12 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for financial information about geographic areas for the past three years.

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

We regularly evaluate the possibility of acquiring additional companies or assets, and at any given time may be engaged in discussions or negotiations regarding these transactions. We generally do not announce our acquisitions until they are completed, unless it is required by regulatory or other rules to announce when a definitive agreement is reached.

Investors should also be aware that while we customarily provide high-level sales and earnings guidance and may answer questions raised by securities analysts, it is against our policy to disclose any material non-public information or other confidential information. Accordingly, investors should not assume that we agree with any statement or report issued by an analyst with respect to our past or projected performance. To the extent that reports issued by securities analysts contain any projections, forecasts or opinions, such reports are not our responsibility.

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

In this annual report and other of our public disclosures, we may estimate the impact that favorable or unfavorable weather had on our operating results. In connection with these estimates, we make several assumptions and rely on various third-party sources. It is possible that others assessing the same data could reach conclusions that differ from ours.

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

Risk Factors

Investing in our securities involves multiple risks and uncertainties. Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statement are described below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. The risks discussed below are not the only risks we face. Other risks or uncertainties not presently known to us, or that we currently believe are immaterial, may emerge or materially affect our business if they occur. Further, our business may also be affected by additional factors that generally apply to all companies operating in the U.S. and globally, which we have not included below.

Risks Relating to Macroeconomic Conditions or Events

The demand for our products may be adversely affected by unfavorable economic conditions and changes in consumer discretionary spending.

Demand for our products is subject to fluctuations and is difficult to predict, often due to factors outside of our control. Consumer discretionary spending significantly affects our sales and is impacted by a variety of factors, including changes in general economic conditions, the housing market, unemployment rates, wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. In times of economic uncertainty, the demand for swimming pool, irrigation, landscape and related outdoor living products typically declines, often corresponding with declines in discretionary consumer spending. Currently, we estimate that approximately 64% of our net sales are derived from maintenance and minor repair products, while approximately 22% of our sales are derived from products used in the remodel, renovation, and upgrade of pools. However, the growth in these portions of our business depends on the expansion of the installed pool base, which has been and could in the future be adversely affected by decreases in construction activities, similar to the trends experienced in 2023 and 2024. A weak economy may also cause consumers to defer discretionary replacement and renovation activity. Even in generally favorable economic conditions, severe or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

We believe that homeowners’ access to consumer credit at attractive interest rates is a critical factor enabling the purchase of new pools, irrigation systems and outdoor living products and to a lesser extent, major renovations and remodel projects. Unfavorable economic conditions or a downturn in the housing market could result in a significant tightening of credit markets, which can limit the ability of consumers to access financing for these purchases.

Over the past couple years, new pool construction projects have decreased, impacted by higher interest rates and inflation, increased economic uncertainties, and tightened consumer credit. While inflation and interest rates have recently moderated, uncertainty remains, including as to the timing and magnitude of further reductions by the Federal Reserve of its overnight borrowing rate and its corresponding impact on the market.

Discretionary spending is often adversely affected during times of economic, social or political uncertainty, whether caused by health threats, man-made or natural disasters, or other similar events discussed below in this item 1A. These events could create uncertainties that negatively impact our business in ways that we cannot presently predict.

Changes in our customer base could also impact us. Our business could be adversely impacted if (i) consolidation of our customers leads to changes in purchasing habits, (ii) more people choose to live in urban settings or rented space or (iii) more homeowners bypass our customers by directly procuring their own supplies or undertaking their own improvement projects.

An outbreak of disease or similar public health threat could adversely impact our business and results of operations.

An outbreak of disease or similar public health threat, such as the COVID-19 pandemic and its negative impact on the worldwide economy, could have an adverse impact on our workforce, supply chain or operations. Although our revenues increased during the COVID-19 pandemic that began in early 2020, we cannot assure you that our revenues would increase in the event of a future public health emergency. Any future public health crises, and any corresponding governmental response, could adversely impact our business and results of operations in ways that we cannot predict.

Other catastrophic events or societal unrest could adversely impact our operations.

Terrorism and other acts of violence, wars, rioting, labor strife, civil disturbances, societal unrest, geopolitical tensions or political instability could negatively impact us directly by interfering with our ability to operate or indirectly by depressing macroeconomic conditions. Our customers could also encounter hardships that negatively impact their ability to make timely payments to us or to continue doing business with us.

Risks Relating to Our Business and Industry

We are susceptible to adverse weather conditions, which could intensify as a result of changing climate patterns.

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2024, we generated 60% of our net sales and 73% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and maintenance activities. Unfavorable weather during these quarters in our largest geographic regions can significantly affect our results, as further described in “Seasonality and Weather” in Item 1 of this Form 10-K. While warmer weather conditions generally impact our sales favorably, natural disasters and other significant weather events can create more variability in our reported results in the short term or otherwise adversely impact our sales or operations. Drought conditions or water management initiatives may lead to government-imposed water use restrictions. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events and natural disasters, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, intense storms, drought and wildfires, may adversely impact us in several ways, including interfering with our ability to deliver our products and services, interfering with our receipt of supplies from our vendors, reducing demand for our products and services, and damaging our facilities. We have experienced short-term impacts on our sales due to closures from weather events such as Hurricane Ian in 2022 and Hurricanes Helene, Francine and Milton in 2024. Although these events have not had any material lasting impacts on our business or resulted in any material permanent operational challenges, similar events could adversely affect our business in the future. The areas in which we operate, including Florida, California, Texas and other coastal areas, have experienced, and are expected to continue to experience, natural disasters and extreme weather events. The physical effects of changing climate patterns may increase the frequency or severity of natural disasters and extreme weather events in the future, which would increase our exposure to these risks.

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

Our largest suppliers are Pentair plc, Zodiac Pool Systems, Inc., Hayward Pool Products, Inc., which accounted for 20%, 12% and 11%, respectively, of the costs of products we sold in 2024. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations, if there is any material interruption in our supply chain or if we lose any significant supplier due to financial failure or any other reason, we may experience increased supply costs or delays in establishing replacement supply sources that meet our quality and control standards, which may affect our profitability.

We purchase many of our products from suppliers pursuant to vendor arrangements that entitle us under certain conditions to receive rebates. These rebates effectively reduce the costs of our products. Rebate arrangements are subject to renegotiation with our suppliers from time to time. If we fail to qualify for these rebates or are unable to renew rebate programs at desirable terms, or a supplier materially reduces or stops offering rebates, our costs could increase substantially, and our gross margin and net income could be materially adversely affected.

Failure to achieve and maintain a high level of product and service quality and safety could damage our reputation, expose us to litigation and negatively impact our financial performance.

We rely on a global network of manufacturers and other suppliers to provide us with the products we distribute. To succeed, we must continue to maintain effective business relationships with qualified suppliers who can timely and efficiently supply us with high quality products. As we increase the number of proprietary and exclusive brand products we distribute, our exposure to potential liability claims may increase. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales, increased costs and be exposed to legal, financial and reputational risks, including litigation, governmental enforcement actions and costly product recalls. Similar concerns impacting our competitors could damage the reputation of our industry and indirectly have an unfavorable impact on our operations.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against national, regional and local distributors for the business of pool owners and other end-use customers. We indirectly compete against mass market retailers and large pool or irrigation supply retailers as they purchase the great majority of their supplies directly from manufacturers. We compete to a lesser extent with internet retailers, as they purchase the majority of their supplies from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big-ticket consumer discretionary products, such as boat and motor home distributors, and with other companies who rely on discretionary homeowner expenditures, such as home remodelers. We may not be able to compete effectively against our competitors and other leisure product alternatives, which could have an adverse impact on our business.

New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. If our customers are attracted by the alternatives afforded by any of our competitors, they may be less inclined to purchase products or services from us, impacting our results of operations. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly Florida, California, Texas and Arizona. These states encompass our four largest markets and represented approximately 54% of our net sales in 2024. The entry of significant new competitors into these markets could negatively impact our sales.

More aggressive competition by store- and internet-based mass merchants and large pool or irrigation supply retailers could adversely affect our sales.

Mass market retailers today carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and products, but their offering of pool and irrigation related products has remained relatively constant. Should store‑ and internet-based mass market retailers increase their focus on the pool or irrigation industries or increase the breadth of their pool and irrigation and related product offerings, they may become a more significant competitor for our direct customers and end-use consumers, which could have an adverse impact on our business. Additionally, because the internet facilitates competitive entry, price transparency and comparison shopping, increased internet sales by us or our competitors could increase the level of competition we face or reduce our margin. Further, we may face additional competitive pressures if large pool or irrigation supply retailers look to expand their customer base to compete more directly within the distribution channel.

We depend on our ability to attract, develop and retain highly qualified personnel.

We consider our employees to be the foundation for our growth and success. As such, our future success depends in large part on our ability to attract, retain and motivate qualified personnel. This includes succession planning related to our executive officers and key management personnel. Hiring and retaining such qualified individuals may be adversely impacted by several factors, including (i) uncertainties regarding general economic conditions or industry conditions, (ii) our failure to offer competitive compensation and (iii) increased competition for qualified individuals. If we are unable to attract and retain key personnel, our operating results could be adversely affected.

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

Inflation and other events over the past few years have increased employees’ expectations regarding compensation and benefits and workplace flexibility. These developments have made it more difficult and costly for us to attract and retain top talent. While we do not expect these developments to have a material adverse impact on us, we can provide no assurances to this effect.

Past growth may not be indicative of future growth.

Historically, we have experienced substantial sales growth through organic market share gains, new sales center openings, expanded product offerings and acquisitions that have increased our size, scope and geographic footprint. Our various business strategies and initiatives, including our growth initiatives, are subject to business, economic and competitive uncertainties and contingencies, many of which are beyond our control. While we contemplate continued growth through internal expansion and acquisitions, no assurance can be made as to our ability to:

•penetrate new markets;
•generate sufficient cash flows to support expansion plans and general operating activities;
•obtain financing;
•identify appropriate acquisition candidates and successfully integrate acquired businesses;
•identify appropriate locations for new sales centers and successfully integrate them into our network;
•maintain favorable supplier arrangements and relationships; and
•identify and divest assets which no longer meet our objectives.

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

We balance the need to maintain inventory levels that are sufficient to maximize operational efficiencies and minimize potential supply chain constraints against the risk of inventory obsolescence due to changing consumer preferences and fluctuating commodity prices. In order to successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at optimal profit margins. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand. Our business, financial condition and results of operations could be negatively impacted if we fail to accurately forecast demand for our products or successfully manage our inventories.

Risks Relating to Technology, Cybersecurity and Data Privacy

We rely on information technology systems to support our business operations. A significant disruption, breach or cybersecurity attack of our technological infrastructure could adversely affect our financial condition and results of operations.

Information technology supports several aspects of our business, including among others, transaction processing, customer service, pricing, product sourcing, inventory management, financial reporting, collections and cost management. Our ability to operate effectively on a day-to-day basis, communicate with our customers and accurately report our results depends on a reliable technological infrastructure, which is inherently susceptible to internal and external threats. We are vulnerable to interruption, including by fire, natural disaster, extreme weather events, power loss, telecommunication failures, internet failures, security breaches and other catastrophic events. Exposure to various types of cyber-attacks such as malware, computer viruses, worms, ransomware, social engineering or other malicious acts, as well as human error, could also potentially disrupt our operations, result in a significant interruption in the delivery of our goods and services or result in the loss of sensitive data.

We are making, and expect to continue to make, investments in technology to maintain and update our computer systems and to expand our ability to engage in e-commerce with our customers. We may experience delays in making these updates and may not implement these changes as quickly or successfully as our customers expect, or as quickly or successfully as changes implemented by our competitors. In addition, implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives or conversions, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties or the failure of software of services provided by third parties that we do not control. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue. Increasing complexity of technology could increase our cost of doing business.

We devote significant resources to protect our systems and data from cyber-attacks. Refer to Item 1C. “Cybersecurity” for further information on our cybersecurity risk management and strategy and governance. In recent years we have faced, and expect to continue to face, various attempted cyber-attacks of increasing sophistication. To date, we are not aware of any cybersecurity incident or threat that materially impacted or could reasonably be anticipated to materially affect our business, results of operations or financial condition. However, we cannot guarantee that we will not experience such an incident in the future. The risk of breaches is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, artificial intelligence (AI) and other sophisticated techniques to initiate cyber and phishing attacks, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, (iii) the expanded size, use and complexity of our systems, and (iv) our increased reliance on e-commerce, open source software, cloud computer services and work-from-home staffing. Consequently, we may not be able to implement security barriers or other preventative measures that repel all future cyber-attacks or detect such attacks in a timely manner, which may result in significant expenses from system downtime, lower sales, increases in insurance costs, fines and fees, lost business relationships, managerial distractions, litigation, increases to regulatory oversight, expenditures for additional threat prevention technologies or reputational harm, any of which could materially impact us. We also participate in a broader ecosystem of supply chain partners, both digital and physical, who face similar risks. Cyber-attacks on our partners could negatively impact our business.

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

In the course of doing business, we collect and store data that is sensitive to us and our employees, customers and vendors. The failure to prevent unauthorized access to our data or the personal data of our customers or suppliers could put us at a competitive disadvantage. Such a breach could result in damage to our reputation and subject us to potential litigation, liability, fines and penalties and require us to incur significant expense to address and remediate or otherwise resolve these issues, resulting in a possible material adverse impact on our financial condition and results of operations.

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

Risks Relating to Legal, Regulatory and Compliance Matters

The nature of our business subjects us to compliance with employment, environmental, health, transportation, safety and other governmental regulations. Changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations could increase our costs of doing business.

We are subject to numerous federal, state, local and international laws and regulations, many of which are complex and subject to varying interpretations, including regulations related to employment, environmental, health, transportation and safety requirements, which govern such things as packaging, labeling, handling, transportation, storage and sale of chemicals and fertilizers. These laws and regulations, and related enforcement levels, may change as a result of a variety of factors, including political, economic or social events. Changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations, including those governing minimum wage or living wage requirements, the classification of exempt and non-exempt employees or other wage, labor or workplace regulations, could adversely impact our results of operations.

We sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing. Management has processes in place to facilitate and support our compliance with these requirements. However, failure to comply with these laws and regulations may result in investigations, the assessment of administrative, civil and criminal fines, damages, seizures, disgorgements, penalties or the imposition of injunctive relief. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly over the years, and we anticipate that there will be continuing changes.

The clear trend in environmental, health, transportation and safety regulations is to place more restrictions and limitations on activities that impact the environment, such as the use and handling of chemicals and the discharge of greenhouse gas emissions. It is possible that the costs of compliance with increasingly prescriptive laws and regulations will continue to increase. We might not be able to successfully anticipate and remain in compliance with evolving future regulatory requirements.

Governmental actions designed to address changing climate patterns or the failure to meet environmental social and governance (ESG) expectations or standards or achieve our ESG commitments could adversely affect our business and increase our costs of doing business.

Concerns over changing climate patterns have led to, and may in the future lead to, new or increased legal and regulatory requirements designed to reduce or mitigate the effects of changing climate patterns, which could increase our compliance obligations. In particular, advocates of change are continuing to explore ways to reduce greenhouse gas emissions. These changes over time could affect the availability and cost of certain consumer products, commodities and energy, which in turn may impact our ability to procure certain products or services required for the operation of our business at the quantities and levels we require. The regulation of greenhouse gas emissions could result in additional taxes or other costs to us or require us to modify our facilities or vehicle fleet. Changes in customers’ attitudes toward the environmental impact of a pool’s energy consumption or pool chemical products could reduce demand for our products.

Our initiatives aimed at reducing our impact on the environment and climate change reflect our current plans and aspirations, and it is possible that we may not be able to achieve our desired impact, which may cause us to suffer from legal claims, reputational damage or a loss of demand for our products. Investors or other stakeholders could react negatively to our targets or other positions we take on ESG matters, which could negatively impact our relationships with such stakeholders or result in claims that our initiatives harmed them or us.

Various governmental bodies in Europe and the United States, particularly in the state of California, have adopted or proposed laws or regulations increasing the obligations of companies to disclose information about their emissions and other similar data. We expect that these initiatives will expose us to additional risk.

We store chemicals, fertilizers and other combustible materials that involve fire, safety and casualty risks.

We store chemicals and fertilizers, including certain combustibles and oxidizing compounds, at our sales centers. In addition to training our employees on safety protocols and procedures, we follow local fire marshal regulations at our facilities, which vary by jurisdiction and are subject to change, and assess the need for sprinklers and chemical storage vaults. A fire, explosion or flood affecting one of our facilities could give rise to safety and casualty losses and related liability claims. We also maintain what we believe is prudent insurance protection. However, we cannot guarantee that our insurance coverage will be adequate to cover future claims that may arise or that we will be able to maintain adequate insurance in the future at rates we consider reasonable. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

We conduct business internationally, which exposes us to additional risks.

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including Canada and Mexico, accounted for 7% of our total net sales in 2024 and expose us to certain additional risks, including:

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

For foreign-sourced products, we may be subject to certain trade restrictions that would prevent us from obtaining products, as well as delivery delays or failures if we order products from vendors with whom we have no prior relations. Fluctuations in other factors relating to international trade, such as tariffs, trade restrictions, transportation costs and inflation are additional risks for our international operations.

We do not have operations in the Middle East, Russia or Ukraine. However, the contributory effects of the geopolitical conflicts in these and other areas globally may result in higher inflation, labor costs, energy and commodity prices and costs of materials and services (together with shortages or inconsistent availability of materials and services), which could negatively affect our business (particularly our European operations), results of operations and financial condition.

Changes in import policy or trade relations, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

Because we source certain products from outside the United States, major changes in tax policy, import or export regulations, other trade restrictions or trade relations, such as the imposition of additional tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income.

The variability and complexity of tariffs and duties exposes us to the risk of higher costs and inadvertent noncompliance associated with our imported products. Moreover, in recent years the United States has generally increased its tariff rates and indicated that additional increases could be forthcoming. Changes in laws, court rulings, or differences in interpretation on product classification could lead to changes in duty and tariff rates on these or other imported products.

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

Financial Risks

The cost of servicing our debt could reduce our profitability if interest rates remain at elevated levels.

Our unsecured syndicated senior credit facility, term facility and receivables facility bear interest at variable rates. We have entered into interest rate swap contracts and a forward-starting interest rate swap contract to reduce our exposure to fluctuations in variable interest rates on current and future interest payments that we owe on a portion of our variable rate borrowings. While the Federal Reserve began cutting interest rates in the latter part of 2024, interest rates remain relatively high. If interest rates remain elevated or increase, the cost of servicing our variable rate debt not covered by our interest rate swaps could materially reduce our profitability and cash flows. For additional information regarding our interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

Changes in tax laws and accounting standards related to tax matters have caused, and may in the future cause, fluctuations in our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Taxation and tax policy changes, tax rate changes, new tax laws, changes in tax law interpretations and changes in accounting standards and guidance related to tax matters may cause fluctuations in or adversely affect our effective tax rate. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

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

Item 1B.  Unresolved Staff Comments

None.

Item 1C.  Cybersecurity
Risk Management and Strategy
Our cybersecurity program, which is primarily documented in our business interruption and incident response policy, is designed to assess, identify and manage material risks from cybersecurity threats. Our program leverages components from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), which we use to help us identify, assess and manage cybersecurity risks relevant to our business. Our cybersecurity program is a component of our overall enterprise risk program. We deploy multiple strategies and dedicate significant resources toward systems designed to identify, assess, manage, mitigate and respond to cybersecurity threats. We also consistently strive to improve the detection and response capabilities of our cybersecurity program. To do this, we monitor best practices across the cybersecurity space and endeavor to incorporate those in our own cybersecurity program.
Our cybersecurity policies and procedures include the controls and technology we use to identify, assess and respond to cybersecurity threats and incidents. These policies and procedures also focus on identifying vulnerabilities in our internal and external environments and remediating those vulnerabilities. To combat cybersecurity risk, we focus on proactive procedures such as patch management and emphasize the importance of cybersecurity across our organization through quarterly trainings, which include best practices and participation in simulated phishing exercises to strengthen employee vigilance.
We evaluate our controls and response protocols at least twice a year using external third-party assessors and consultants in both advisory and adversarial engagements. These third-party experts are familiar with our systems and could be retained in the event of a significant incident to assist us in evaluating and responding to such an incident. We also regularly test our environment as part of our focus on identifying and eliminating vulnerabilities. We incorporate the lessons learned from these engagements into our cybersecurity program. Recognizing the risks posed by external partners, we have implemented a third-party risk management program, which includes due diligence assessments, contractual safeguards, and regular monitoring of vendors and partners with access to our systems or data; however, we cannot ensure in all circumstances that their defensive efforts will be successful.
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
Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CIO, who has held that role since 2019 and has been employed by the company since 2004. With almost 20 years of experience in cybersecurity, our CIO has extensive cybersecurity expertise and in-depth knowledge and experience instrumental in developing and executing our cybersecurity strategies. Our CIO oversees our cyber governance programs, evaluates our compliance with applicable standards and remediates known risks. Our CIO also oversees our internal phishing tests, leads our employee cyber training program and seeks to promote company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives.
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

Our incident response policy outlines our protocols for assessing, managing and responding to cyber incidents. This policy guides the response of our global IT team, which, depending on the significance of the incident, may include escalating the issue to executive management, notifying one or more members of our Board, maintaining communication with users and notifying law enforcement and other agencies if warranted. We may also receive assistance from a third-party security operations center (SOC) and other industry-leading third-party providers.

Item 2.  Properties

We lease our corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own seventeen sales center facilities, which includes seven sales center facilities in Florida, three in Texas, two in Alabama, and one in each of California, Georgia, Mississippi, Tennessee and Virginia.

As part of our 2021 acquisition of Porpoise Pool & Patio, Inc., we own the corporate headquarters, which consist of approximately 46,000 square feet and the Sun Wholesale Supply facilities located in Florida, which consist of approximately 209,000 square feet. We also own a chemical re-packaging plant in Florida, which is approximately 105,000 square feet, and lease three additional properties for storage space that range in size from 39,000 square feet to 122,000 square feet.

We lease all of our other properties, and the majority of our leases have three to seven year terms. As of December 31, 2024, we had sixteen leases with remaining terms longer than seven years that expire between 2032 and 2036. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2024:

Network	12/31/23	New Locations	Consolidated/Closed Locations	Acquired Locations	12/31/24
SCP (1)	209	7	—	2	218
Superior	74	—	—	—	74
Horizon	92	1	(3)	—	90
NPT (2)	17	1	—	—	18
Total Domestic	392	9	(3)	2	400
SCP International	47	1	—	—	48
Total	439	10	(3)	2	448

(1)At December 31, 2024, this total includes two distribution locations for Sun Wholesale Supply. We also own and operate a chemical re-packaging plant and one Pinch A Penny retail store. At December 31, 2023, we owned three Pinch A Penny retail stores and sold two of these in 2024.
(2)In addition to the stand-alone NPT sales centers, there are 117 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.

The tables below identify the number of sales centers in each state, territory or country by distribution network as of December 31, 2024:

Location	SCP	Horizon	Superior	NPT	Total
United States
California	29	20	25	7	81
Florida	44	17	5	—	66
Texas	31	20	5	3	59
Arizona	8	11	8	3	30
Georgia	8	—	2	1	11
Washington	3	8	—	—	11
Tennessee	6	—	4	—	10
Nevada	2	3	3	1	9
New York	9	—	—	—	9
North Carolina	5	1	2	1	9
Alabama	5	—	2	—	7
New Jersey	5	—	2	—	7
Pennsylvania	6	—	1	—	7
Virginia	3	3	1	—	7
Louisiana	5	—	—	1	6
Illinois	4	—	1	—	5
Indiana	2	—	3	—	5
Oregon	1	4	—	—	5
South Carolina	4	—	1	—	5
Colorado	1	1	2	—	4
Missouri	3	—	1	—	4
Ohio	2	—	2	—	4
Oklahoma	2	—	1	1	4
Arkansas	3	—	—	—	3
Idaho	1	2	—	—	3
Mississippi	3	—	—	—	3
Massachusetts	3	—	—	—	3
Michigan	3	—	—	—	3
Connecticut	2	—	—	—	2
Kansas	2	—	—	—	2
Kentucky	1	—	1	—	2
Minnesota	1	—	1	—	2
Utah	2	—	—	—	2
Wisconsin	1	—	1	—	2
Hawaii	1	—	—	—	1
Iowa	1	—	—	—	1
Maryland	1	—	—	—	1
Nebraska	1	—	—	—	1
New Mexico	1	—	—	—	1
North Dakota	1	—	—	—	1
Puerto Rico	1	—	—	—	1
West Virginia	1	—	—	—	1
Total United States	218	90	74	18	400

Location	SCP	Horizon	Superior	NPT	Total
International
Canada	17	—	—	—	17
France	9	—	—	—	9
Australia	6	—	—	—	6
Mexico	5	—	—	—	5
Portugal	3	—	—	—	3
Italy	2	—	—	—	2
Spain	2	—	—	—	2
Belgium	1	—	—	—	1
Croatia	1	—	—	—	1
Germany	1	—	—	—	1
United Kingdom	1	—	—	—	1
Total International	48	—	—	—	48
Total	266	90	74	18	448

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

PART II.

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.”  On February 20, 2025, there were approximately 829 holders of record of our common stock and a significantly larger number of beneficial holders of our common stock.

Common Stock Dividends

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board has increased the dividend amount nineteen times, most recently in the second quarters of 2011 through 2024.  Our Board may declare future dividends at its discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the cumulative total shareholder return on our common stock for the last five fiscal years with the total return on the S&P 500 Index (of which we have been a member since 2020) and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2019 and the reinvestment of all dividends. We believe the S&P 500 Index is comprised of similar-sized public companies that represent the most likely alternative investments for investors. Additionally, we chose the S&P 500 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains a sufficient number of companies in a similar line of business.

Comparison of Cumulative Total Return
Pool Corporation, the S&P 500 Index and the Nasdaq Index
300
200
100
0
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
Pool Corporation
S&P 500 Index
Nasdaq Index

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/19	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24
Pool Corporation	$100.00	$176.95	$270.70	$146.09	$195.04	$168.93
S&P 500 Index	100.00	118.40	152.39	124.79	157.59	197.02
Nasdaq Index	100.00	144.92	177.06	119.45	172.77	223.87

Issuer Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2024:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
October 1 – October 31, 2024	55,752	$363.34	55,692	$486,956,114
November 1 – November 30, 2024	170,615	$360.71	170,550	$425,421,246
December 1 – December 31, 2024	175,915	$355.58	175,915	$362,869,451
Total	402,282	$358.83	402,157

(1)These shares may include shares of our common stock surrendered to us by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans. There were 125 shares surrendered for this purpose in the fourth quarter of 2024.
(2)In May 2024, our Board approved an additional $316.2 million under our share repurchase program for the repurchase of shares of our common stock on the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of February 20, 2025, $336.8 million remained available for use under our current share repurchase program.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2024.

Item 6.  [RESERVED]

Not applicable.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2024 FINANCIAL OVERVIEW

Financial Results

Net sales decreased 4% to $5.3 billion in 2024 compared to $5.5 billion in 2023. Base business results approximated consolidated results for the year. Maintenance activities remained stable throughout 2024, reflecting steady demand for non-discretionary products, while sales of discretionary products for new pool construction and remodeling were softer, impacted by macroeconomic conditions. Inflationary product cost increases moderated, benefiting net sales approximately 1% to 2% in 2024, compared to 3% to 4% in 2023.

Gross profit was $1.6 billion in 2024, a 5% decrease from gross profit of $1.7 billion in 2023. Gross margin declined 30 basis points to 29.7% in 2024 compared to 30.0% in 2023. Pricing optimization efforts, the reversal of previously recorded estimated import taxes in the first quarter of 2024 and higher volume-related purchase incentives compared to last year benefited our current year gross margin. These impacts were offset by a less favorable product and customer mix.

Selling and administrative expenses (operating expenses) increased 5%, or $44.7 million, to $958.1 million in 2024. As a percentage of net sales, operating expenses increased 150 basis points to 18.0% in 2024 compared to 16.5% in 2023. Expense growth drivers included higher costs associated with the expansion of our network and our technology initiatives as well as inflationary rent, wage and insurance increases. These increases were partially mitigated by close management of variable costs.

Operating income for the year decreased 17% to $617.2 million, down from $746.6 million in 2023. Operating margin decreased 190 basis points to 11.6% in 2024 compared to 13.5% in 2023.

Interest and other non-operating expenses, net for the year was reduced by $8.2 million compared to 2023, primarily due to lower average debt between periods.

We recorded an $8.8 million, or $0.23 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, for the year ended December 31, 2024 compared to a tax benefit of $6.7 million, or $0.17 per diluted share, realized in 2023.

Net income declined 17% to $434.3 million in 2024 compared to $523.2 million in 2023. Earnings per share decreased 15% to $11.30 per diluted share compared to $13.35 per diluted share in 2023. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 16% to $11.07 per diluted share compared to $13.18 per diluted share in 2023. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

Financial Position and Liquidity

Net cash provided by operations was $659.2 million in 2024. Our cash flows were impacted by our inventory reduction efforts in 2023 and lower net income in 2024. These impacts were partially offset by a benefit of $68.5 million from the deferral of our third and fourth quarter estimated tax payments, subsequently paid in February 2025, as allowed for companies impacted by Hurricane Francine. Our 2024 operating cash flows helped to fund the following initiatives:

•share repurchases including related excise tax payments, totaling $306.3 million for the year;
•quarterly cash dividend payments to shareholders, totaling $179.6 million for the year;
•a $103.0 million debt reduction; and
•net capital expenditures and acquisitions of $64.2 million.

Total net receivables, including pledged receivables, decreased 8% compared to December 31, 2023, primarily due to lower sales in 2024. Our allowance for doubtful accounts was $8.6 million at December 31, 2024 and $11.7 million at December 31, 2023. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 26.3 days at December 31, 2024 and 26.8 days at December 31, 2023.

Our inventory management efforts reduced our inventory levels by 6% to $1.3 billion, compared to $1.4 billion at December 31, 2023, outpacing the 4% decline in net sales. Our reserve for inventory obsolescence was $26.7 million at December 31, 2024 compared to $23.5 million at December 31, 2023. Our inventory turns, as calculated on a trailing four quarters basis, were 2.8 times at December 31, 2024 and 2.7 times at December 31, 2023.
Total debt outstanding of $950.4 million at December 31, 2024 decreased $103.0 million compared to December 31, 2023 as we have used operating cash flows to reduce our debt.

Current Trends and Outlook

Consumers’ investments in their homes, including backyard renovations, continue to be favorable. In recent years, steady increases in home values, lack of affordable new homes and increased mortgage rates have positioned homeowners to stay in their homes longer and upgrade their home environments, including their backyards. During the COVID-19 pandemic (generally 2020 through 2022), we experienced unprecedented demand as families spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. This trend had a positive impact on our financial performance during 2020 through 2022. Beginning in the latter half of 2022 through 2024, these trends moderated resulting in lagging new pool construction and remodeling activities. As a result, in 2024, we estimate that new in-ground pool construction units decreased 15% from 72,000 units in 2023 to 61,000 units, impacted by lower discretionary activities and further pressured by the macroeconomic environment.

Market conditions in 2024 were challenged by generally higher than normal interest rates and product cost and labor inflation, which led to consumer hesitancy on discretionary spending and some cyclical suppression of demand. While these market conditions impacted new pool construction and remodeling projects, our non-discretionary maintenance product sales in 2024 were not significantly impacted. As lower housing turnover encourages consumers to renovate their existing homes, we expect that consumers will continue to invest in outdoor living spaces as they consider backyards an extension of their home space. We believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, positive housing demand dynamics, and product developments and technological advancements as consumers focus on more sustainable and energy-efficient products.

In view of current trends, we established our outlook for 2025 based on reasonable expectations for industry demand, pricing and inflationary conditions, continued capacity creation to have a positive impact on variable expenses, continued investment in our digital transformation initiatives and ongoing leverage of existing investments in our business and continuous process improvements. We also plan to broaden our geographic presence by opening 8 to 10 new sales centers in 2025 and by making selective acquisitions when appropriate opportunities arise.

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

The following summarizes our outlook for 2025:

•We expect sales to be flat to a low single digit increase compared to 2024, impacted by the following factors and assumptions:

◦normal weather patterns for 2025;
◦sustained demand for pool maintenance products;
◦similar volumes of discretionary products used for pool construction and remodeling, renovation and upgrading of pools as 2024;
◦inflationary product cost increases, which generally pass through to customers of approximately 1% to 2%; and
◦one less selling day in the first quarter and for the full year of 2025 compared to 2024.

•We project gross margin for the full year of 2025 to be in the range of our 2024 gross margin at 29.7% and our long-term target of 30.0%, with our highest margin in the second quarter of the year. We expect that our long-term gross margin target will be more achievable as construction trends improve. Our actual gross margin will depend on changes in product and customer mix and on amounts and timing of sales and inflationary price increases.

•We expect to leverage our existing infrastructure and strategically manage discretionary spending. We project that our operating expenses in 2025 will be impacted by the following factors:

◦an increase of approximately $15.0 million in performance-based compensation to incentivize and reward our employees;
◦$10.0 million of spend for new sales centers as we further expand our sales center network;
◦continued investment in technological solutions to enhance our customer service; and
◦inflationary increases in areas such as labor and occupancy costs with some offsets from our efficiency initiatives.

In 2025, we expect our effective tax rate will be around 25% without the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We estimate that we have approximately $3.2 million in unrealized excess tax benefits related to stock options that expire and restricted awards that vest in the first quarter of 2025. We may recognize additional tax benefits related to stock option exercises in 2025 from grants that expire in years after 2025, for which we have not included any expected benefits in our guidance. The estimated impact related to ASU 2016-09 is subject to several assumptions which can vary significantly, including our estimated share price and the period that our employees will exercise vested stock options. We recorded an $8.8 million benefit in our provision for income taxes for the year ended December 31, 2024 related to ASU 2016-09.

We project that 2025 earnings will be in the range of $11.08 to $11.58 per diluted share, including an estimated $0.08 benefit from ASU 2016-09 during the first quarter of 2025. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board and to fund opportunistic share repurchases over the next year.

The forward-looking statements in this Current Trends and Outlook section and elsewhere in this document are subject to significant risks and uncertainties, including the sensitivity of our business to weather conditions; changes in the economy, consumer discretionary spending, the housing market, inflation, or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; the extent to which favorable consumer spending trends over the past several years will continue; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

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

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.10% of net sales annually.  Write-offs as a percentage of net sales approximated 0.16% in 2024, 0.12% in 2023 and 0.08% in 2022. We expect that write-offs will range from 0.05% to 0.10% of net sales in 2025.

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

If the balance of the accounts receivable reserve increased or decreased by 20% at December 31, 2024, pretax income would change by approximately $1.7 million and earnings per share would change by approximately $0.03 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2024).

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

We establish our reserve for inventory obsolescence based on inventory with lower sales velocity and inventory with no sales for the past 12 months, which we believe represent some exposure to inventory obsolescence. The reserve is intended to reflect the value of inventory at net realizable value. We have not changed our methodology from prior years.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors, including:

•the level of inventory in relation to historical sales by product, including inventory usage based on product sales at both the sales center level and on a company-wide basis;
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

If the balance of our inventory reserve increased or decreased by 20% at December 31, 2024, pretax income would change by approximately $5.3 million and earnings per share would change by approximately $0.10 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2024).

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

As of December 31, 2024, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

Our quarterly performance-based compensation expense and accrual balances may vary relative to actual annual bonus expense and payouts due to differences between estimated and actual performance and the discretionary components of the bonus plans.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2024, our goodwill balance was $698.9 million, representing approximately 21% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired less liabilities assumed.

We perform a goodwill impairment test in the fourth quarter of each year or on a more frequent basis if events or changes in circumstances occur that indicate potential impairment. We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When a qualitative goodwill test is performed, we analyze factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The evaluation of qualitative factors includes an assessment of relevant facts, events and circumstances including but not limited to: macroeconomic conditions, industry and market conditions, and the current and forecasted financial performance of the reporting unit. In combination with our qualitative test, we also estimate the fair value of our reporting units by projecting company-wide future cash flows using management’s assumptions for sales growth rates, operating margins and discount rates. Estimated earnings multiples are then used to estimate the fair value of each reporting unit. These estimates can significantly affect the outcome of our impairment test.

To the extent our qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying amount or for any reporting unit where we only perform a quantitative test, we perform a discounted cash flow analysis at the reporting unit level to further evaluate our initial fair value estimate. If the carrying value of the reporting unit exceeds the fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. The fair value estimates used in our impairment test are determined using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.

To test the reasonableness of our fair value estimate, we compared our company-wide estimated fair value to our market capitalization as of the date of our annual impairment test. In 2024, our company-wide estimated fair value was in line with our market capitalization. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 150 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis resulted in a fair value modestly lower than our market capitalization and did not result in the identification of additional at-risk locations.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur impairment charges in future periods.  Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

In October 2024, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level. As of October 1, 2024, we had 251 reporting units with allocated goodwill balances. Our most significant goodwill balance of $401.6 million was related to our Porpoise Pool & Patio reporting unit and the next largest goodwill balance for a reporting unit was $12.1 million. The average goodwill balance per reporting unit was $2.8 million.

In September 2023, we recorded goodwill impairment of $0.6 million, primarily related to one of our Horizon reporting units in Texas that we previously identified as being most at risk of goodwill impairment. We had been monitoring this location’s results, which came in below expectations at the end of the 2023 season. We performed an interim goodwill impairment analysis, which included a discounted cash flow analysis, and determined that the estimated fair value of the reporting unit no longer exceeded its carrying value. Following this, in October 2023, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level.

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

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2024	2023	2022
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.3	70.0	68.7
Gross profit	29.7	30.0	31.3
Operating expenses	18.0	16.5	14.7
Operating income	11.6	13.5	16.6
Interest and other non-operating expenses, net	0.9	1.1	0.7
Income before income taxes and equity in earnings	10.7%	12.4%	15.9%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity in earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2024, 2023 and 2022.  We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2024 compared to Fiscal Year 2023
Base Business
When calculating our base business results, we exclude for a period of 15 months sales centers that are acquired, opened in new markets or closed. We also exclude consolidated sales centers when we do not expect to maintain the majority of the existing business and existing sales centers that we consolidate with acquired sales centers.
We generally allocate corporate overhead expenses to excluded sales centers on the basis of their net sales as a percentage of total net sales. After 15 months, we include acquired, consolidated and new market sales centers in the base business calculation including the comparative prior year period.
We have not provided separate base business income statements within this Form 10-K as base business results closely approximated consolidated results. Acquired and new market sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales center count during 2024:

December 31, 2023	439
Acquired locations	2
New locations	10
Closed/consolidated locations	(3)
December 31, 2024	448

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2024	2023	Change
Net sales	$5,311.0	$5,541.6	$(230.6)	(4)%

Net sales in 2024 declined 4% compared to 2023. During 2024, maintenance activities were stable, reflecting steady demand for non-discretionary products, while sales volumes for discretionary products declined, impacted by unfavorable macroeconomic conditions.

The following factors impacted our sales during the year and are listed in order of estimated magnitude:

•lower sales volumes due to a decline in discretionary products used in new pool construction and renovation projects (see discussion below);
•stability from maintenance-related revenues, evidenced by 2% sales growth in chemicals compared to 2023, which represented 15% of our net sales; and
•a benefit of approximately 1% to 2% from inflationary product cost increases.

In 2024, sales of equipment, which is used across maintenance, renovation and new pool construction and includes swimming pool heaters, pumps, lights, filters and automation, were flat compared to 2023 and represented approximately 31% of net sales in 2024. Sales of building materials fell 10% compared to 2023 and represented approximately 12% of net sales in 2024.

Sales to specialty retailers that sell swimming pool supplies and customers who service large commercial installations are included in the appropriate existing product categories, and growth in these areas is reflected in the discussion above. In 2024, sales to retail customers decreased 4% compared to 2023 and represented approximately 14% of our consolidated net sales. Sales to commercial customers increased 9% compared to 2023 and represented approximately 5% of our consolidated net sales in 2024.

2024 Quarterly Sales Performance Compared to 2023 Quarterly Sales Performance

	Quarter
	2024
	First	Second	Third	Fourth
Net Sales Decline	(7)%	(5)%	(3)%	(2)%

•In the first quarter of 2024, net sales were affected by lower sales volumes due to reduced pool construction and discretionary activity. Unfavorable weather conditions further reduced sales by approximately 2%. Net sales benefited from a greater concentration of customer early buys and approximately 1% to 2% from inflationary product cost increases, net of price deflation, compared to an inflationary benefit of 4% to 5% in the first quarter of 2023.
•During the second quarter of 2024, maintenance-related revenues remained stable, with chemical sales growing 1% compared to the second quarter of 2023, representing 15% of net sales. Net sales were negatively impacted by lower sales volumes due to reduced pool construction and discretionary activities. Sales benefited approximately 1% from inflationary product cost increases, net of price deflation, which was lower than the 3% to 4% benefit observed in the second quarter of 2023.
•Net sales in the third quarter of 2024 were supported by steady demand for maintenance products while the discretionary portions of our business continued to see pressure resulting in lower sales volumes due to a decline in pool construction and discretionary spending. The third quarter of 2024 benefited approximately 2% from an additional selling day compared to the same period in 2023.
•In the fourth quarter of 2024, lower sales during this seasonally slower period were impacted by weaker spending on discretionary products and solid performance in maintenance-related sales.

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2024	2023	Change
Gross profit	$1,575.3	$1,660.0	$(84.7)	(5)%
Gross margin	29.7%	30.0%

Gross margin declined 30 basis points to 29.7% in 2024 compared to 30.0% in 2023, impacted by:

•higher inventory costs in 2024 as we were carrying a significant amount of lower cost strategically-purchased inventory in the beginning of 2023 that was successfully reduced to normalized levels by the end of 2023 and had an unfavorable impact on 2024; and
•less favorable product and customer mix.

A $12.6 million reversal of previously recorded estimated import taxes in the first quarter of 2024 increased gross margin by 20 basis points. Gross margin also benefited from our margin initiatives, such as increased sales of higher margin private-label chemicals, and higher levels of vendor incentives earned versus 2023 due to increased purchasing as compared to the prior year when we were actively reducing inventory levels.

Operating Expenses

(in millions)	Year Ended December 31,
	2024	2023	Change
Selling and administrative expenses	$958.1	$913.5	$44.6	5%
Operating expenses as a percentage of net sales	18.0%	16.5%

Operating expenses increased 5%, or $44.6 million, to $958.1 million in 2024, up from $913.5 million in 2023. The primary drivers of expense growth were higher costs associated with the expansion of our network and our technology initiatives as well as inflationary rent, wage and insurance increases. These increases were partially mitigated through close management of our variable costs and lower performance-based compensation.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net decreased $8.2 million compared to 2023, primarily due to a decrease in average debt between periods. Our weighted average effective interest rate was 5.2% in 2024 and 2023 on average outstanding debt of $956.3 million in 2024 versus $1.1 billion in 2023.

Income Taxes

Our effective income tax rate was 23.4% at December 31, 2024 and 24.0% at December 31, 2023. We recorded a $8.8 million, or $0.23 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2024 compared to a benefit of $6.7 million, or $0.17 per diluted share, realized in 2023. Without the benefits from ASU 2016-09, our effective tax rate was 25.0% for both the years ended 2024 and 2023.

Net Income and Earnings Per Share

Net income decreased 17% to $434.3 million in 2024 compared to $523.2 million in 2023. Earnings per share decreased 15% to $11.30 per diluted share compared to $13.35 per diluted share in 2023.

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

We believe this measure should be considered in addition to, not as a substitute for, diluted EPS presented in accordance with GAAP, and in the context of our other disclosures in this Form 10-K. Other companies may calculate this non-GAAP financial measure differently than we do, which may limit its usefulness as a comparative measure.

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Year Ended
	December 31,
	2024	2023
Diluted EPS	$11.30	$13.35
Less: ASU 2016-09 tax benefit	0.23	0.17
Adjusted diluted EPS	$11.07	$13.18

Fiscal Year 2023 compared to Fiscal Year 2022

For a detailed discussion of the Results of Operations in Fiscal Year 2023 compared to Fiscal Year 2022, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

Seasonality and Quarterly Fluctuations

For discussion regarding the effects seasonality and weather have on our business, see Item 1, “Business,” of this Form 10-K.

The following table presents certain unaudited quarterly included income statement and balance sheet data for the most recent eight quarters to allow for a meaningful comparison of the seasonal fluctuations in these amounts. We believe this information reflects all normal and recurring adjustments considered necessary for a fair presentation of this data. Due to the seasonal nature of our industry, the results of any one or more quarters are not necessarily a good indication of results for an entire fiscal year or of continuing trends, including the impact of new and acquired sales centers.

(Unaudited)	QUARTER
(in thousands)	2024				2023
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	1,120,810	1,769,784	1,432,879	987,480	1,206,774	1,857,363	1,474,407	1,003,050
Gross profit	338,560	530,141	416,403	290,244	369,755	567,783	428,731	293,775
Operating income	108,720	271,481	176,353	60,651	145,771	327,009	194,443	79,344
Net income	78,885	192,439	125,701	37,300	101,699	232,250	137,843	51,437

Net sales as a % of annual net sales	21%	33%	27%	19%	22%	34%	27%	18%
Gross profit as a % of annual gross profit	21%	34%	26%	18%	22%	34%	26%	18%
Operating income as a % of annual operating income	18%	44%	29%	10%	20%	44%	26%	11%

Balance Sheet Data
Total receivables, net	527,175	577,529	425,693	314,861	564,171	630,950	461,582	342,910
Product inventories, net	1,496,947	1,295,600	1,180,491	1,289,300	1,686,683	1,392,886	1,259,308	1,365,466
Accounts payable	907,806	515,645	401,702	525,235	739,749	485,099	429,436	508,672
Total debt	979,177	1,116,553	923,829	950,356	1,365,750	1,184,586	1,033,897	1,053,320

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2024 to Fiscal Year 2023 Comparisons

The first quarter of 2024 was the tenth wettest first quarter on national record leading to mixed impacts across our markets, particularly in the month of March, which is seasonally our highest sales month of the first quarter. However, we also observed above-average temperatures during the quarter contributing positively to economic activities in many regions, such as improvement in California during March. The adverse effects of cooler and wetter weather in Florida and the Southeast compared to the first quarter of last year and excessive precipitation in Texas and the Northeast outweighed the positives, resulting in an unfavorable net impact on net sales. In the first quarter of 2023, varied weather conditions had a more pronounced unfavorable impact on net sales due to unusually wet and cold weather in the western U.S., particularly California and Arizona. This wet and cold weather was partially offset by generally favorable conditions in our southern markets, where sales benefited from warmer weather and below-average precipitation.

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

The third quarter of 2024 saw a mix of weather conditions across the continental U.S. Several regions faced notable weather events during the quarter. Tropical weather brought localized flooding and heavy rainfall particularly to the coastal areas of

Florida, Louisiana and the Carolinas. Wetter conditions and cooler temperatures in July of 2024, compared to July of 2023, impacted maintenance activities in Texas, a key market, during a prominent selling month. The Northeast and Midwest regions experienced generally warm and dry conditions throughout the quarter, which was favorable for pool-related activities. The West, particularly in California, continued its trend of above-average temperatures and dry conditions, which supported outdoor and construction activities. Collectively, weather conditions in the third quarter of 2024 had a relatively neutral impact on the overall business. Similarly, in the third quarter of 2023, hot temperatures across the southern United States were offset by rainy conditions in the Northeast, resulting in a fairly neutral impact on our business.

Repair and replacement activity following Hurricanes Helene and Milton provided some weather-related benefits to Florida’s fourth quarter results, contributing to an increase in consolidated sales of approximately 1%. The fourth quarter of 2024 was warmer than average with low precipitation across the country. October 2024 was one of the warmest and driest months on record while November provided some relief with above average precipitation levels in the Midwest. December was consistent with observed trends with both above-average temperatures and below-average precipitation. Excluding Florida, the fourth quarter of 2024 was comparable to the fourth quarter of 2023 which had overall warm weather conditions.

Weather Impacts on Fiscal Year 2023 to Fiscal Year 2022 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2023 compared to Fiscal Year 2022, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

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

We focus our capital expenditure plans based on the needs of our existing sales centers and the opening of new sales centers. Our capital spending primarily relates to leasehold improvements, delivery and service vehicles and information technology. In recent years, we have increased our investment in technology and automation enabling us to operate more efficiently and better serve our customers.

Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2024, 1.1% of net sales in 2023 and 0.7% in 2022. In 2022, our capital expenditures as a percentage of net sales were lower than our historical average due to significant sales growth in that year. Based on management’s current plans, we project capital expenditures for 2025 will average 1% to 1.5% of net sales.

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

As of February 20, 2025, $336.8 million remained available to purchase shares of our common stock under our current Board-approved share repurchase plan program. We expect to repurchase additional shares in the open market from time to time depending on market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under our credit and receivables facilities described below.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2024	2023
Operating activities	$659,186	$888,229
Investing activities	(66,169)	(71,597)
Financing activities	(576,550)	(798,132)

Cash provided by operations of $659.2 million for 2024 decreased $229.0 million compared to 2023. This decline was primarily driven by our inventory reduction efforts in prior year and lower net income in 2024. These impacts were partially offset by a benefit from the hurricane relief deferral of our third and fourth quarter estimated tax payments totaling $68.5 million.

Cash used in investing activities decreased $5.4 million to $66.2 million in 2024, primarily reflecting a decrease of $6.8 million in payments for acquisitions compared to 2023.

Cash used in financing activities decreased to $576.6 million in 2024 compared to $798.1 million in 2023. The change in financing activities primarily reflects a $232.4 million decrease in net debt payments, partially offset by an increase in dividends paid of $12.2 million.

For a discussion of our sources and uses of cash in 2022, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2023 Annual Report on Form 10-K.

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
Credit Facility
Our Credit Facility, as amended, provides for $1.3 billion in borrowing capacity consisting of a $800.0 million unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes an accordion feature permitting us to request one or more incremental term loans or revolving credit family commitment increases up to $250.0 million and sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month Term secured overnight financing rate (SOFR), plus an applicable margin. The term loan requires quarterly amortization payments with all remaining principal due on the term loan maturity date of September 25, 2026. The revolving credit facility matures on September 30, 2029. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At December 31, 2024, there was $657.1 million outstanding, including a $462.5 million term loan, with a $15.1 million standby letter of credit outstanding and $590.3 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2024 was approximately 4.0%, excluding commitment fees and including the impact of our interest rate swaps.
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
At December 31, 2024, the Term Facility had an outstanding balance of $109.9 million at a weighted average effective interest rate of 5.6%.
Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a lower-cost form of financing and was recently amended on October 31, 2024. As amended, under this facility, we can borrow up to $375.0 million between April through May and from $210.0 million to $350.0 million during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one month Term SOFR, plus an applicable margin. The Receivables Facility matures on October 30, 2026.
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
At December 31, 2024, there was $174.1 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.3%, excluding commitment fees.

Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of December 31, 2024, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility).  As of December 31, 2024, our average total leverage ratio equaled 1.42 (compared to 1.39 as of December 31, 2023) and the TTM average total indebtedness amount used in this calculation was $970.1 million.

•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility). As of December 31, 2024, our fixed charge ratio equaled 5.07 (compared to 5.94 as of December 31, 2023) and TTM Rental Expense was $104.0 million.

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

As of December 31, 2024, we had two interest rate swap contracts in place and one forward-starting interest rate swap contract, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Compliance and Future Availability
As of December 31, 2024, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all covenants and financial ratio requirements throughout 2025. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Future Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, fluctuating interest rates and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2024 that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash, cash expected to be generated from operations, borrowings on our facilities and proceeds from any future refinancing transactions.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$953,111	$49,473	$709,038	$194,600	$—
Operating leases	365,467	98,746	156,104	75,305	35,312
Purchase obligations	2,652	1,326	1,326	—	—
	$1,321,230	$149,545	$866,468	$269,905	$35,312
The significant assumptions used in our determination of amounts presented in the above table are as follows:
•Long-term debt amounts represent only the future principal payments on our debt as of December 31, 2024. Estimates of interest payable on this debt is separately reflected in the table appearing below. For additional information regarding our debt arrangements, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
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

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above.  We calculated estimates of future interest payments based on the December 31, 2024 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2024 for the remaining outstanding balances not covered by our swap contracts.  To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. Our actual interest payments could vary substantially from the amounts projected.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$94,266	$34,690	$40,849	$18,727	$—

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

In 2024, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2024 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the monthly maximum available amount under the Credit Facility, the maximum amount available under the Receivables Facility and the amount outstanding under our Term Facility. In this analysis, we assumed that the variable interest rates for the Credit Facility and the Receivables Facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $13.5 million and earnings per share would have decreased by approximately $0.26 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2024). The maximum amount available under the Credit Facility is $1.3 billion and the maximum amount available under the Receivables Facility is $375.0 million.

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada and Mexico, accounted for only 7% of total net sales in 2024, our exposure to currency rate fluctuations could be material in 2025 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pool Corporation

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill
Description of the Matter
At December 31, 2024, the Company’s goodwill was $698.9 million, including $401.6 million of goodwill relating to one reporting unit. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

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

New Orleans, Louisiana
February 27, 2025

POOL CORPORATION
Consolidated Statements of Income
(In thousands, except per share data)

	Year Ended December 31,
	2024	2023	2022
Net sales	$5,310,953	$5,541,595	$6,179,727
Cost of sales	3,735,606	3,881,551	4,246,315
Gross profit	1,575,347	1,660,044	1,933,412
Selling and administrative expenses	958,143	913,477	907,629
Operating income	617,204	746,567	1,025,783
Interest and other non-operating expenses, net	50,250	58,431	40,911
Income before income taxes and equity in earnings	566,954	688,136	984,872
Provision for income taxes	132,836	165,084	236,763
Equity in earnings of unconsolidated investments, net	207	177	353
Net income	$434,325	$523,229	$748,462

Earnings per share attributable to common stockholders:
Basic	$11.37	$13.45	$18.89
Diluted	$11.30	$13.35	$18.70
Weighted average common shares outstanding:
Basic	38,007	38,704	39,409
Diluted	38,228	38,997	39,806

Cash dividends declared per common share	$4.70	$4.30	$3.80

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Net income	$434,325	$523,229	$748,462
Other comprehensive (loss) income:
Foreign currency translation adjustments	(16,389)	6,909	(10,028)
Unrealized (losses) gains on interest rate swaps, net of the change in taxes of $1,285, $2,074 and $(7,802)	(3,857)	(6,222)	23,407
Total other comprehensive (loss) income	(20,246)	687	13,379
Comprehensive income	$414,079	$523,916	$761,841

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$77,862	$66,540
Receivables, net	115,835	145,723
Receivables pledged under receivables facility	199,026	197,187
Product inventories, net	1,289,300	1,365,466
Prepaid expenses and other current assets	47,091	40,444
Total current assets	1,729,114	1,815,360

Property and equipment, net	251,324	223,929
Goodwill	698,910	700,078
Other intangible assets, net	290,732	298,282
Equity interest investments	1,439	1,305
Operating lease assets	314,853	305,688
Other assets	81,812	83,426
Total assets	$3,368,184	$3,428,068

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$525,235	$508,672
Accrued expenses and other current liabilities	171,194	134,676
Short-term borrowings and current portion of long-term debt	49,473	38,203
Current operating lease liabilities	98,284	89,215
Total current liabilities	844,186	770,766

Deferred income taxes	81,408	67,421
Long-term debt, net	900,883	1,015,117
Other long-term liabilities	44,959	40,028
Non-current operating lease liabilities	223,283	221,949
Total liabilities	2,094,719	2,115,281

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 37,691,942 shares issued and outstanding at December 31, 2024 and 38,354,829 shares issued and outstanding at December 31, 2023	38	38
Additional paid-in capital	638,615	606,177
Retained earnings	648,476	699,990
Accumulated other comprehensive (loss) income	(13,664)	6,582
Total stockholders’ equity	1,273,465	1,312,787
Total liabilities and stockholders’ equity	$3,368,184	$3,428,068

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Cash Flows
(In thousands)

	Year Ended December 31,
	2024	2023	2022
Operating activities
Net income	$434,325	$523,229	$748,462
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	36,784	31,585	30,381
Amortization	8,697	8,555	8,644
Share-based compensation	19,248	19,582	14,879
(Benefit) provision for doubtful accounts receivable, net of write-offs	(3,122)	2,197	3,580
Provision for inventory obsolescence, net of write-offs	3,048	1,930	5,869
Provision for deferred income taxes	15,739	10,359	15,169
Gains on sales of property and equipment	(1,645)	(317)	(527)
Equity in earnings of unconsolidated investments, net	(207)	(177)	(353)
Net losses (gains) on foreign currency transactions	218	(813)	48
Goodwill impairment	—	550	605
Other	(245)	200	472
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	29,146	10,108	19,685
Product inventories	66,201	231,240	(263,567)
Prepaid expenses and other assets	75,122	57,840	(52,815)
Accounts payable	14,429	96,128	7,597
Accrued expenses and other liabilities	(38,552)	(103,967)	(53,275)
Net cash provided by operating activities	659,186	888,229	484,854

Investing activities
Acquisition of businesses, net of cash acquired	(4,692)	(11,533)	(9,264)
Purchases of property and equipment, net of sale proceeds	(59,476)	(60,096)	(43,619)
Other investments, net	(2,001)	32	2,013
Net cash used in investing activities	(66,169)	(71,597)	(50,870)

Financing activities
Proceeds from revolving line of credit	1,517,800	1,548,618	1,917,173
Payments on revolving line of credit	(1,575,700)	(1,815,829)	(1,970,388)
Proceeds from term loan under credit facility	—	—	250,000
Payments on term loan under credit facility	(25,000)	(12,500)	—
Proceeds from asset-backed financing	727,000	552,500	220,000
Payments on asset-backed financing	(744,600)	(560,300)	(205,500)
Payments on term facility	—	(47,313)	(9,250)
Proceeds from short-term borrowings and current portion of long-term debt	8,873	19,998	28,445
Payments on short-term borrowings and current portion of long-term debt	(10,103)	(19,338)	(27,675)
Payments of deferred financing costs	(2,077)	(52)	(170)
Payments of deferred and contingent acquisition consideration	—	(551)	(1,374)
Proceeds from stock issued under share-based compensation plans	13,190	10,455	8,934
Payments of cash dividends	(179,633)	(167,461)	(150,624)
Repurchases of common stock and payments of excise tax	(306,300)	(306,359)	(471,229)
Net cash used in financing activities	(576,550)	(798,132)	(411,658)
Effect of exchange rate changes on cash and cash equivalents	(5,145)	2,449	(1,056)
Change in cash and cash equivalents	11,322	20,949	21,270
Cash and cash equivalents at beginning of year	66,540	45,591	24,321
Cash and cash equivalents at end of year	$77,862	$66,540	$45,591

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	(Loss) Income	Total
Balance at December 31, 2021	40,193	$40	$551,963	$526,874	$(7,484)	$1,071,393
Net income	—	—	—	748,462	—	748,462
Foreign currency translation	—	—	—	—	(10,028)	(10,028)
Interest rate swaps, net of the change in taxes of $(7,802)	—	—	—	—	23,407	23,407
Repurchases of common stock, net of retirements	(1,234)	(1)	—	(471,228)	—	(471,229)
Share-based compensation	—	—	14,879	—	—	14,879
Issuance of stock under share-based compensation plans	110	—	8,934	—	—	8,934
Declaration of cash dividends	—	—	—	(150,624)	—	(150,624)
Balance at December 31, 2022	39,069	39	575,776	653,484	5,895	1,235,194
Net income	—	—	—	523,229	—	523,229
Foreign currency translation	—	—	—	—	6,909	6,909
Interest rate swaps, net of the change in taxes of $2,074	—	—	—	—	(6,222)	(6,222)
Repurchases of common stock, net of retirements	(862)	(1)	—	(309,262)	—	(309,263)
Share-based compensation	—	—	19,582	—	—	19,582
Issuance of stock under share-based compensation plans	148	—	10,819	—	—	10,819
Declaration of cash dividends	—	—	—	(167,461)	—	(167,461)
Balance at December 31, 2023	38,355	38	606,177	699,990	6,582	1,312,787
Net income	—	—	—	434,325	—	434,325
Foreign currency translation	—	—	—	—	(16,389)	(16,389)
Interest rate swaps, net of the change in taxes of $1,285	—	—	—	—	(3,857)	(3,857)
Repurchases of common stock, net of retirements	(843)	—	—	(306,206)	—	(306,206)
Share-based compensation	—	—	19,248	—	—	19,248
Issuance of stock under share-based compensation plans	180	—	13,190	—	—	13,190
Declaration of cash dividends	—	—	—	(179,633)	—	(179,633)
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION
Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2024, Pool Corporation and our subsidiaries (the Company, which may also be referred to as we, us or our) operated 448 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. We distribute products through five networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon), National Pool Tile (NPT) and Sun Wholesale Supply (Sun Wholesale).

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

Newly Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023-07, Segment Reporting (Topic 280) - Improvements to Reportable Segment Disclosures, which intends to improve reportable segment disclosures by requiring enhanced disclosures about significant segment expenses, enhance interim disclosure requirements, refine situations in which an entity can disclose multiple segment measures of profit or loss and provide advanced segment disclosure requirements for entities with a single reportable segment, as well as other disclosure requirements. We adopted ASU 2023-07 for the year ended December 31, 2024, and have applied the guidance retrospectively for all periods presented within the notes to the consolidated financial statements in this Form 10-K. The adoption of this ASU only impacted our disclosures. For additional information regarding segment information, see Note 12.

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

We consider our distribution of products to represent one reportable revenue stream. Our products are similar in nature, and our revenue recognition policy is the same across our distribution networks. Our customers share similar characteristics and generally purchase products across all categories. We recognize revenue when our customers take control of our products. We include shipping and handling fees billed to customers as freight out income within net sales.

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

2024	2023	2022
$90,268	$84,932	$89,002

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2024	2023	2022
$25,209	$28,532	$28,778

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized a net foreign currency transaction loss of $0.2 million in 2024, gain of $0.8 million in 2023 and loss of $0.1 million in 2022.

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

Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at December 31,
	Input Level	Classification	2024	2023
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$734	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	19,876	25,752
Deferred compensation plan asset	Level 1	Other assets	18,018	15,347
Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$18,018	$15,347

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

Nonrecurring Fair Value Measurements

In addition to our assets and liabilities that we measure at fair value on a recurring basis, our assets and liabilities are also subject to nonrecurring fair value measurements. Certain of our assets are recorded at fair value on a nonrecurring basis, primarily assets acquired in a business combination or those subject to impairment charges. For additional discussion of goodwill and intangible assets and impairment, see Note 3.

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

For our interest rate swap contracts currently in effect, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive (loss) income to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in any period presented. For additional discussion of our interest rate swaps, see Note 5.

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

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2024	2023	2022
Balance at beginning of year	$11,718	$9,522	$5,942
Bad debt expense	4,187	7,526	7,449
Write-offs, net of recoveries	(7,312)	(5,330)	(3,869)
Balance at end of year	$8,593	$11,718	$9,522

Product Inventories and Reserve for Inventory Obsolescence

Product inventories consist primarily of goods we purchase from manufacturers to sell to our customers. We record inventory at the lower of cost, using the moving average cost method, or net realizable value. We establish our reserve for inventory obsolescence based on inventory with lower sales velocity and inventory with no sales for the past 12 months, which we believe represent some exposure to inventory obsolescence. The reserve is intended to reflect the net realizable value of inventory that we may not be able to sell at a profit.

In evaluating the adequacy of our reserve for inventory obsolescence, we consider a combination of factors including:

•the level of inventory in relation to historical sales by product, including inventory usage based on product sales at both the sales center and on a company-wide basis;
•changes in customer preferences or regulatory requirements;
•seasonal fluctuations in inventory levels;
•geographic location; and
•superseded products and new product offerings.

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2024	2023	2022
Balance at beginning of year	$23,464	$21,208	$15,196
Provision for inventory write-downs	10,484	8,483	11,989
Deduction for inventory write-offs	(7,286)	(6,227)	(5,977)
Balance at end of year	$26,662	$23,464	$21,208

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2024	2023	2022
$36,784	$31,585	$30,381

Acquisitions

We use the acquisition method of accounting and recognize assets acquired and liabilities assumed at fair value as of the acquisition date. Any contingent assets acquired, and contingent liabilities assumed are also recognized at fair value if we can reasonably estimate fair value during the measurement period (which cannot exceed one year from the acquisition date). We re-measure any contingent liabilities at fair value in each subsequent reporting period. We expense all acquisition-related costs as incurred, including any restructuring costs associated with a business combination.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired less liabilities assumed. We test goodwill and other indefinite-lived intangible assets for impairment annually as of October 1st and at any other time when impairment indicators exist.

We have the option of first analyzing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. When a qualitative goodwill test is performed, we analyze factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the carrying amount as a basis for determining whether it is necessary to perform a quantitative goodwill impairment test. The evaluation of qualitative factors includes an assessment of relevant facts, events and circumstances including but not limited to: macroeconomic conditions, industry and market conditions, and the current and forecasted financial performance of the reporting unit. In combination with our qualitative test, we also estimate the fair value of our reporting units by projecting company-wide future cash flows using management’s assumptions for sales growth rates, operating margins and discount rates. Estimated earnings multiples are then used to estimate the fair value of each reporting unit.

To the extent our qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying amount or for a reporting unit where we only perform a quantitative test, we perform a quantitative test using a discounted cash flow analysis at the reporting unit level to further evaluate our initial fair value estimate. If the carrying value of the reporting unit exceeds the fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income. The assumptions used in our impairment test are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Accumulated Other Comprehensive (Loss) Income

The table below presents the components of our Accumulated other comprehensive (loss) income balance (in thousands):

	December 31,
	2024	2023
Foreign currency translation adjustments	$(29,088)	$(12,699)
Unrealized gains on interest rate swaps, net of tax	15,424	19,281
Accumulated other comprehensive (loss) income	$(13,664)	$6,582

Retained Earnings

We account for the retirement of share repurchases as a decrease to our Retained earnings on our Consolidated Balance Sheets.  As of December 31, 2024, the retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $2.7 billion and cumulative dividends of $1.3 billion.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2024	2023	2022
Cash paid during the year for:
Interest	$51,046	$58,131	$39,759
Income taxes, net of refunds	42,990	153,157	314,714

In 2024, cash paid for income taxes was lower due to a $68.5 million deferral of our third and fourth quarter estimated tax payments, subsequently paid in February 2025, as allowed for companies impacted by Hurricane Francine.

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses
In November 2024, the FASB issued ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which introduces new disclosure requirements for public business entities to provide more detailed information about specific natural expense categories within their income statements.
		For annual periods beginning after December 15, 2026, and interim periods within those annual periods beginning after December 15, 2027. The ASU may be adopted on a prospective or retrospective basis with early adoption permitted.	We are currently evaluating the effect this standard will have on our disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhancements and further transparency for decision usefulness to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid.
		Annual periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. Early adoption is also permitted.	We expect that the adoption of this standard will expand our disclosures and do not expect the adoption of this standard will have a material impact on our consolidated financial statements.
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative
In October 2023, the FASB issued ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets.
The amendments in ASU 2023-06 will be effective on the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.	We do not expect the adoption of this standard to have a material impact on our consolidated financial statements since we are already subject to the requirements under Regulation S-X and Regulation S-K.

Note 2 - Acquisitions

2024 Acquisitions

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2022	$705,987
Acquired goodwill	8,137
Foreign currency translation and other adjustments	498
Goodwill (gross) at December 31, 2023	714,622

Accumulated impairment losses at December 31, 2022	(13,994)
Goodwill impairment	(550)
Accumulated impairment losses at December 31, 2023	(14,544)

Goodwill (net) at December 31, 2023	$700,078

Goodwill (gross) at December 31, 2023	$714,622
Acquired goodwill	2,170
Foreign currency translation and other adjustments (1)	(3,338)
Goodwill (gross) at December 31, 2024	713,454

Accumulated impairment losses at December 31, 2023	(14,544)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2024	(14,544)

Goodwill (net) at December 31, 2024	$698,910

(1) Includes a $2.0 million reduction of goodwill for our Porpoise Pool & Patio reporting unit for the sale of two Pinch A Penny retail stores in 2024.

The determination of our reporting units’ goodwill and intangibles fair values includes numerous assumptions that are subject to various risks and uncertainties when performing a quantitative test. The principal assumptions, all of which are considered Level 3 inputs, used in our cash flow analyses consisted of changes in market conditions, forecasted future operating results (including sales growth rates and operating margins) and discount rates (including our weighted-average cost of capital).

In October 2024, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level. As of October 1, 2024, we had 251 reporting units with allocated goodwill balances.   Our most significant goodwill balance of $401.6 million was related to our Porpoise Pool & Patio reporting unit and the next largest goodwill balance for a reporting unit was $12.1 million. The average goodwill balance per reporting unit was $2.8 million.

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

We record goodwill and intangibles impairment in Selling and administrative expenses on our Consolidated Statements of Income.

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted Average Useful Life
	2024			2023
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pinch A Penny brand name	169,000	—	169,000	169,000	—	169,000	Indefinite
National Pool Tile (NPT) tradename	1,500	(1,262)	238	1,500	(1,187)	313	20
Non-compete agreements	6,419	(4,394)	2,025	6,206	(3,258)	2,948	4.65
Customer relationships	109,000	(16,573)	92,427	109,000	(11,125)	97,875	20
Franchise agreements	22,000	(3,358)	18,642	22,000	(2,254)	19,746	20
Total other intangibles	$316,319	$(25,587)	$290,732	$316,106	$(17,824)	$298,282

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

Other intangible amortization expense was $7.8 million in 2024, $7.8 million in 2023 and $7.8 million in 2022.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2025	$7,724
2026	7,203
2027	6,850
2028	6,678
2029	6,567

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2024	2023
Receivables, net:
Trade accounts	$31,472	$60,966
Vendor programs	90,199	92,072
Other, net	2,757	4,403
Total receivables	124,428	157,441
Less: Allowance for doubtful accounts	(8,593)	(11,718)
Receivables, net	$115,835	$145,723

Prepaid expenses and other current assets:
Prepaid expenses	$42,904	$31,175
Other current assets	4,187	9,269
Prepaid expenses and other current assets	$47,091	$40,444

Property and equipment, net:
Land	$24,474	$24,077
Buildings	58,744	56,181
Leasehold improvements	90,337	81,114
Autos and trucks	144,556	127,381
Machinery and equipment	126,606	109,532
Computer equipment	36,707	34,192
Furniture and fixtures	10,042	9,935
Fixed assets in progress	15,012	14,653
Total property and equipment	506,478	457,065
Less: Accumulated depreciation	(255,154)	(233,136)
Property and equipment, net	$251,324	$223,929

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$18,956	$23,378
Performance-based compensation	18,312	30,346
Taxes payable	87,848	21,209
Other current liabilities	46,078	59,743
Accrued expenses and other current liabilities	$171,194	$134,676

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2024	2023
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$11,973	$13,203
Current portion of term loans under credit facility	37,500	25,000
Short-term borrowings and current portion of long-term debt	49,473	38,203

Long-term portion:
Revolving credit facility	194,600	252,500
Term loans under credit facility	425,000	462,500
Term facility	109,937	109,937
Receivables securitization facility	174,100	191,700
Less: financing costs, net	2,754	1,520
Long-term debt, net	900,883	1,015,117
Total debt	$950,356	$1,053,320

Credit Facility

On September 30, 2024, we entered into the Third Amended and Restated Credit Agreement (the “Amended Agreement”) by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The Amended Agreement amends and restates the terms of the Company’s predecessor revolving credit facility principally by increasing its borrowing capacity from $750.0 million to $800.0 million and extending its maturity date from September 25, 2026 to September 30, 2029.

Our Credit Facility provides for $1.3 billion in borrowing capacity, consisting of a $800.0 million revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes sublimits for the issuance of swingline loans and standby letters of credit.

Our term loans under the credit facility require quarterly amortization payments beginning in September 2023 aggregating to 20% of the original principal amount of the loan during the third, fourth and fifth years of the loan, with all remaining principal due on September 25, 2026. All other terms of these term loans are substantially similar to those governing revolving credit loans under the Credit Agreement.

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

At December 31, 2024, there was $657.1 million outstanding, including a $462.5 million term loan, $15.1 million in standby letter of credits outstanding, and $590.3 million available for borrowing under the Credit Facility.  The weighted average effective interest rate for the Credit Facility as of December 31, 2024 was approximately 4.0%, excluding commitment fees and including the impact of our interest rate swaps.

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

Term Facility

On December 30, 2019, we along with certain of our subsidiaries entered into a $185.0 million term facility (the “Term Facility”) with Bank of America, N.A. pursuant to a credit agreement subsequently amended on October 12, 2021, among us, as Borrower and Bank of America, N.A., as the Lender. On June 30, 2023, we entered into the Second Amendment to Credit Agreement (the “Term Facility Agreement”) among us, as Borrower, the Guarantors party thereto and Bank of America, N.A. as Lender. The amendment updated the index used for the Base Rate from LIBOR to Term SOFR (with all such terms being defined within the Term Facility Agreement). The Term Facility matures on December 30, 2026.

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

At December 31, 2024, the Term Facility had an outstanding balance of $109.9 million at a weighted average effective interest rate of 5.6%.

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

Receivables Securitization Facility

On October 31, 2024, our subsidiaries entered into the Joinder and Amendment No. 13 to the Receivables Purchase Agreement by and among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, the purchasers from time to time party thereto (the “Purchasers”), and Wells Fargo Bank, National Association, as Administrative Agent (as amended, the “Amended Receivables Purchase Agreement”). The Amended Receivables Purchase Agreement amended our receivable securitization facility principally to extend the facility termination date to October 30, 2026 and increase the maximum facility limit to $375.0 million in the months of April through May. The funding capacity during the remaining months of year ranges from $210.0 million to $350.0 million. Amounts outstanding under the Receivables Facility bear interest at Term SOFR plus an applicable margin of 0.85%. We classify the entire outstanding balance as Long-term debt on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis.

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

At December 31, 2024, there was $174.1 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.3%, excluding commitment fees.

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

Cash Pooling Arrangement

Certain of our foreign subsidiaries entered into a cash pooling arrangement with a financial institution for cash management purposes. This arrangement allows the participating subsidiaries to withdraw cash from the financial institution to the extent that aggregate cash deposits held by these subsidiaries are available at the financial institution. To the extent the aggregate of the participating subsidiaries is in an overdraft position, such overdrafts are recorded as short-term borrowings under a committed cash overdraft facility. These borrowings bear interest at a variable rate based on 3-month Euro Interbank Offered Rate (EURIBOR), plus a fixed margin. Our borrowing capacity under this overdraft facility is €14.0 million.

Maturities of Long-Term Debt

The table below presents maturities of long-term debt, excluding unamortized deferred financing costs, for the next five years (in thousands):

2025	$49,473
2026	709,037
2027	—
2028	—
2029	194,600

Interest Rate Swaps

Our interest rate swaps in effect during the year were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts were recorded to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

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

The net difference between interest paid and interest received related to our swap agreements resulted in an interest benefit of $12.7 million in 2024, $12.2 million in 2023 and $0.8 million in 2022.

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

As of December 31, 2024, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2024	2023
Deferred financing costs:
Balance at beginning of year	$4,264	$4,212
Financing costs deferred	2,077	52
Write-off of fully amortized deferred financing costs	(1,326)	—
Balance at end of year	5,015	4,264
Less: Accumulated amortization	(2,261)	(2,744)
Deferred financing costs, net of accumulated amortization	$2,754	$1,520

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the 2007 LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors.  In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended 2007 LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares.  As of December 31, 2024, we had 3,877,023 shares available for future issuance including 803,009 shares that may be issued as restricted stock.

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

PS-1 Awards

Restricted stock awards granted to our employees from 2016 to 2023 contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. For each of the performance-based grants from 2016 through 2022, we achieved the performance condition in the initial three-year performance period. For the performance-based grants in 2023, we have concluded that the performance condition is probable to be attained in the initial three-year performance period.

PS-2 Awards

Certain restricted stock awards granted to our employees from 2023 and 2024 contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance condition is not met, all shares of the performance-based restricted stock will be immediately forfeited and canceled. We have not recognized any expense for these performance-based grants in 2023 or 2024.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2024:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2023	570,722	$173.13
Granted	28,312	391.62
Less: Exercised	122,300	87.89
Forfeited	7,955	336.98
Balance at December 31, 2024	468,779	$205.78	4.18	$67,440,657

Exercisable at December 31, 2024	297,612	$127.83	2.39	$63,540,112

The following table presents information about stock options outstanding and exercisable at December 31, 2024:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$69.85 to $117.04	178,578	1.18	$89.24	178,578	$89.24
$117.05 to $328.39	165,584	4.57	205.67	116,858	181.84
$328.40 to $515.41	124,617	7.98	372.92	2,176	393.69
	468,779	4.18	$205.78	297,612	$127.83

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2024	2023	2022
Options exercised	122,300	90,439	71,737
Cash proceeds	$10,749	$8,368	$6,247
Intrinsic value of options exercised	$36,198	$23,356	$21,976
Tax benefits realized	$9,049	$5,839	$5,494

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2024		2023		2022
Expected volatility	32.0%		31.0%		28.9%
Expected term	8.1	years	7.4	years	7.1	years
Risk-free interest rate	4.29%		4.01%		2.92%
Expected dividend yield	1.15%		1.15%		1.15%
Grant date fair value	$149.37		$130.74		$116.56

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

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2024	2023	2022
Option grants share-based compensation expense	$4,387	$4,618	$3,413
Option grants share-based compensation tax benefits	1,097	1,154	853

At December 31, 2024, the unamortized compensation expense related to stock option awards totaled $7.4 million.  We anticipate recognizing this expense over a weighted average period of 2.6 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2024:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2023	203,637	$306.79
Granted (at market price) (1)	57,434	391.72
Less: Vested	49,512	209.14
Forfeited	7,106	369.83
Balance unvested at December 31, 2024	204,453	$351.56

(1)The majority of these shares contain performance-based vesting conditions.

At December 31, 2024, the unamortized compensation expense related to the restricted stock awards totaled $22.0 million.  We anticipate recognizing this expense over a weighted average period of 2.2 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2024	2023	2022
Restricted stock awards - shares vested	49,512	58,705	78,931
Fair value of restricted stock awards vested	$19,241	$20,906	$37,258

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2024	2023	2022
Restricted stock awards share-based compensation expense	$14,436	$14,487	$11,024

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each of the last three years, our employees purchased the following aggregate number of shares:

2024	2023	2022
7,707	7,640	7,658

The grant date fair value for the most recent ESPP purchase period ended July 31, 2024 was $56.11 per share.  Share-based compensation expense related to our ESPP was $0.4 million in 2024, $0.5 million in 2023 and $0.5 million in 2022.

Note 7 - Income Taxes
Income before income taxes and equity in earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$553,533	$662,138	$919,461
Foreign	13,421	25,998	65,411
Total	$566,954	$688,136	$984,872

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2024	2023	2022
Current:
Federal	$97,251	$120,122	$164,135
State and other	19,846	34,603	57,459
Total current provision for income taxes	117,097	154,725	221,594

Deferred:
Federal	9,199	9,929	13,592
State and other	6,540	430	1,577
Total deferred provision for income taxes	15,739	10,359	15,169
Provision for income taxes	$132,836	$165,084	$236,763

A reconciliation of the U.S. federal statutory tax rate to our effective tax rate on Income before income taxes and equity in earnings is as follows:

	Year Ended December 31,
	2024	2023	2022
Federal statutory rate	21.00%	21.00%	21.00%
Change in valuation allowance	0.20	0.05	(0.02)
Stock-based compensation	(1.55)	(0.97)	(1.09)
Other, primarily state income tax rate	3.78	3.91	4.15
Total effective tax rate	23.43%	23.99%	24.04%
In 2024, several countries in which we operate have adopted the Global Anti-Base Erosion Model Rules (Pillar Two), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The Pillar Two directive did not have a material effect on our financial statements for the year ended December 31, 2024. We are continuing to evaluate the potential effect on future periods and will monitor additional guidance as it is released.
We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $8.8 million to our income tax provision in 2024, $6.7 million in 2023 and $10.8 million in 2022.

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Product inventories	$13,625	$11,764
Trade discounts on purchases	1,044	—
Accrued expenses	824	4,724
Leases	74,108	73,874
Share-based compensation	10,844	9,977
Uncertain tax positions	4,133	3,753
Net operating losses	2,336	1,447
Other	4,843	4,716
Total non-current	111,757	110,255
Less: Valuation allowance	(2,255)	(1,133)
Component reclassified for net presentation	(108,583)	(107,733)
Total non-current, net	919	1,389

Total deferred tax assets	919	1,389

Deferred tax liabilities:
Trade discounts on purchases	—	2,112
Prepaid expenses	9,380	6,610
Leases	73,583	73,092
Intangible assets, primarily goodwill	73,334	60,902
Depreciation	28,541	26,000
Interest rate swaps	5,153	6,438
Total non-current	189,991	175,154
Component reclassified for net presentation	(108,583)	(107,733)
Total non-current, net	81,408	67,421

Total deferred tax liabilities	81,408	67,421

Net deferred tax liability	$80,489	$66,032

At December 31, 2024, certain of our international subsidiaries had tax loss carryforwards totaling approximately $7.9 million, which expire in various years after 2025.  Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $2.3 million as of December 31, 2024 and $1.4 million as of December 31, 2023.  We have recorded a corresponding valuation allowance of $2.1 million and $1.0 million in the respective years.

As of December 31, 2024, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform enacted in December 2017. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2024	2023	2022
Balance at beginning of year	$17,871	$15,489	$13,297
Increases for tax positions taken during a prior period	—	—	275
Increases for tax positions taken during the current period	4,517	4,457	5,264
Decreases resulting from the expiration of the statute of limitations	2,709	2,075	3,347
Balance at end of year	$19,679	$17,871	$15,489

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $15.5 million at December 31, 2024 and $14.1 million at December 31, 2023.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and administrative expenses on our Consolidated Statements of Income.  For unrecognized tax benefits, we had interest expense of $0.8 million in 2024 and $0.4 million in 2023 and interest income of $0.1 million in 2022.  Accrued interest related to unrecognized tax benefits was approximately $2.7 million at December 31, 2024 and $1.9 million at December 31, 2023.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions.  With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2021.

Note 8 - Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 206,000 for the year ended December 31, 2024, 207,000 for the year ended December 31, 2023 and 221,000 for the year ended December 31, 2022.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2024	2023	2022
Net income	$434,325	$523,229	$748,462
Amounts allocated to participating securities	(2,250)	(2,771)	(4,151)
Net income attributable to common stockholders	$432,075	$520,458	$744,311

Weighted average common shares outstanding:
Basic	38,007	38,704	39,409
Effect of dilutive securities:
Stock options and employee stock purchase plan	221	293	397
Diluted	38,228	38,997	39,806

Earnings per share attributable to common stockholders:
Basic	$11.37	$13.45	$18.89
Diluted	$11.30	$13.35	$18.70

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	57	64	34
(1)Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Lease Commitments

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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2024	2023	2022
Operating lease cost (1)	Selling and administrative expenses	$106,404	$92,939	$81,750
Variable lease cost	Selling and administrative expenses	27,474	24,535	22,326
(1)Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2024, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2025	$98,746
2026	86,531
2027	69,573
2028	47,549
2029	27,756
Thereafter	35,312
Total lease payments	365,467
Less: interest	43,900
Present value of lease liabilities	$321,567

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

The table below presents the weighted-average remaining lease term (years) of our operating leases and the weighted-average discount rate used in the above calculation:

	December 31,
Lease Term and Discount Rate for Operating Leases	2024	2023	2022
Weighted-average remaining lease term (years)	4.65	4.81	5.08
Weighted-average discount rate	4.56%	4.04%	3.05%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities and lease assets obtained in exchange for lease obligations (in thousands):

	Year Ended
	December 31,
	2024	2023	2022
Operating cash flows for lease liabilities	$96,267	$84,703	$75,281
Operating lease assets obtained in exchange for operating lease obligations	89,239	107,869	91,622

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

Note 10 - Related Party Transactions

We lease corporate and administrative offices from NCC, an entity we have held a 50% ownership interest in since 2005.  NCC owns and operates an office building in Covington, Louisiana.  We lease corporate and administrative offices from NCC, occupying approximately 60,000 square feet of office space, and we pay rent of $0.1 million per month. Our lease term ends May 2025. We expect to renew this lease in the second quarter of 2025.

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2024	2023	2022
NCC	$1,222	$1,222	$1,222

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

The table below sets forth our contributions for the past three years (in thousands):

	2024	2023	2022
Defined contribution and international retirement plans	$10,953	$10,973	$10,230
Deferred compensation plan	238	218	283

Note 12 - Segment Information

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment and one reportable revenue stream. These similarities include (i) the nature of our products and services, (ii) the types of customers we sell to and (iii) the distribution methods we use. Our chief operating decision maker (CODM) is our president and chief executive officer. Our CODM evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income, accounts receivable and inventory management criteria.

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

Our segment derives revenue from sales centers in North America, Europe and Australia that sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscape, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. No single customer accounted for 10% or more of our sales. The accounting policies for our segment are the same as those described in Note 1.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Year Ended December 31,
	2024	2023	2022
Net sales	$5,310,953	$5,541,595	$6,179,727
Cost of sales	3,735,606	3,881,551	4,246,315
Gross profit	1,575,347	1,660,044	1,933,412
Compensation expenses	486,824	477,971	495,860
Freight out expenses	90,268	84,932	89,002
Other selling and administrative expenses	381,051	350,574	322,767
Operating income	617,204	746,567	1,025,783

Reconciliation:
Interest and other non-operating expenses, net	50,250	58,431	40,911
Income before income taxes and equity in earnings	$566,954	$688,136	$984,872

The tables below present supplemental information for our segment (in thousands):

	Year Ended December 31,
	2024	2023	2022
Depreciation	$36,784	$31,585	$30,381
Amortization	8,697	8,555	8,644
Goodwill impairment	—	550	605

	December 31,
	2024	2023
Receivables, net	$115,835	$145,723
Receivables pledged under receivables facility	199,026	197,187
Product inventories, net	1,289,300	1,365,466

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three years (in thousands):

	Year Ended December 31,
	2024	2023	2022
United States	$4,936,981	$5,126,308	$5,674,909
International	373,972	415,287	504,818
	$5,310,953	$5,541,595	$6,179,727

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three years (in thousands):

	December 31,
	2024	2023	2022
United States	$241,891	$215,109	$185,117
International	9,433	8,820	8,592
	$251,324	$223,929	$193,709

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A.  Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of December 31, 2024, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2024, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2024, Pool Corporation’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pool Corporation

Opinion on Internal Control Over Financial Reporting
We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and our report dated February 27, 2025 expressed an unqualified opinion thereon.
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

 /s/ Ernst & Young LLP

New Orleans, Louisiana
February 27, 2025

Item 9B.  Other Information

During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation SK).

Item 9C.  Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10.  Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Pool Corporation’s 2025 Proxy Statement to be filed with the SEC.

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

Item 11.  Executive Compensation

The information required by this item is incorporated by reference to Pool Corporation’s 2025 Proxy Statement to be filed with the SEC.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Pool Corporation’s 2025 Proxy Statement to be filed with the SEC.

Item 13.  Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Pool Corporation’s 2025 Proxy Statement to be filed with the SEC.

Item 14.  Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Pool Corporation’s 2025 Proxy Statement to be filed with the SEC.

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

Item 16.  Form 10-K Summary

None.

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated By-laws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.		10-K	000-26640	02/27/2024
10.1	*	Pool Corporation Amended and Restated Employee Stock Purchase Plan.		8-K	000-26640	05/06/2016
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2016
10.3	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (2024 PS-2).	X
10.4	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.	X
10.5	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.	X
10.6	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (2023 PS-2).	X
10.7	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (PS-1).		10-K	000-26640	02/25/2022
10.8	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.9	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Employment Agreement for Executive Officers, Including CEO.	X
10.11	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.12	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*
Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005, establishing a trust relating to Registrant’s Nonqualified Deferred Compensation Plan.
				10-Q	000-26640	04/29/2005
10.14	*	Pool Corporation Executive Officer Annual Incentive Plan.		10-K	000-26640	02/27/2019
10.15	*	Pool Corporation Strategic Plan Incentive Program.		10-K	000-26640	02/25/2022

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

10.16
Third Amended and Restated Credit Agreement dated as of September 30, 2024, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as administrative Agent, and certain other lenders party thereto.
				8-K	000-26640	10/02/2024
10.17
Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.
				8-K	000-26640	10/17/2013
10.18
Joinder and Amendment No. 13 to the Receivables Purchase Agreement, effective October 31, 2024, among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, including Exhibit A/B containing the Receivables Purchase Agreement, as amended and restated through October 31, 2024.
				8-K	000-26640	11/05/2024
10.19		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC in respect of the Receivables Sale and Contribution Agreement.		8-K	000-26640	10/17/2013
10.20		Credit Agreement, dated as of December 30, 2019, among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and Bank of America, N.A., as the Lender.		8-K	000-26640	01/02/2020
10.21		as amended by First Amendment to Credit Agreement dated October 12, 2021.		10-Q	000-26640	10/28/2021
10.22		as amended by Second Amendment to Credit Agreement dated June 30, 2023.		8-K	000-26640	07/05/2023
10.23		as amended by Third Agreement to Credit Agreement dated September 30, 2024.		10-Q	000-26640	10/30/2024
19.1		Pool Corporation Insider Trading Policy.		10-K	000-26640	02/27/2024
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1		Pool Corporation Clawback Policy.		10-K	000-26640	02/27/2024
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

*    Indicates a management contract or compensatory plan or arrangement

+    Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022;
2.Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, December 31, 2023 and December 31, 2022;
3.Consolidated Balance Sheets at December 31, 2024 and December 31, 2023;
4.Consolidated Statements of Cash Flows for the years ended December 31, 2024, December 31, 2023 and December 31, 2022;
5.Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2024, December 31, 2023 and December 31, 2022; and
6.Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 27, 2025.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chair of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 27, 2025.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chair of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President, Chief Executive Officer and Director (principal executive officer)

/s/ MELANIE M. HOUSEY HART
Melanie M. Housey Hart	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ WALKER F. SAIK
Walker F. Saik	Chief Accounting Officer and Corporate Controller (principal accounting officer)

/s/ MARTHA S. GERVASI
Martha S. Gervasi	Director

/s/ JAMES D. HOPE
James D. Hope	Director

/s/ KEVIN M. MURPHY
Kevin M. Murphy	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ CARLOS A. SABATER
Carlos A. Sabater	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director