Form 10-Q
period 2025-03-31
POOL CORP
filed 2025-04-29
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐    No x

As of April 24, 2025, there were 37,594,914 shares of the registrant's common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended March 31, 2025

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended
	March 31,
	2025	2024
Net sales	$1,071,526	$1,120,810
Cost of sales	759,157	782,250
Gross profit	312,369	338,560
Selling and administrative expenses	234,831	229,840
Operating income	77,538	108,720
Interest and other non-operating expenses, net	11,164	13,419
Income before income taxes and equity in earnings	66,374	95,301
Provision for income taxes	12,883	16,473
Equity in earnings of unconsolidated investments, net	54	57
Net income	$53,545	$78,885

Earnings per share attributable to common stockholders:
Basic	$1.42	$2.05
Diluted	$1.42	$2.04
Weighted average common shares outstanding:
Basic	37,460	38,205
Diluted	37,630	38,467

Cash dividends declared per common share	$1.20	$1.10

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Net income	$53,545	$78,885
Other comprehensive income (loss):
Foreign currency translation gain (loss)	3,927	(3,668)
Unrealized (loss) gain on interest rate swaps, net of the change in taxes of $970 and $(742)	(2,911)	2,226
Total other comprehensive income (loss)	1,016	(1,442)
Comprehensive income	$54,561	$77,443

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	March 31,	March 31,	December 31,
	2025	2024	2024
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$71,644	$67,974	$77,862
Receivables, net	146,209	150,240	115,835
Receivables pledged under receivables facility	350,867	376,935	199,026
Product inventories, net	1,460,680	1,496,947	1,289,300
Prepaid expenses and other current assets	48,177	44,521	47,091
Total current assets	2,077,577	2,136,617	1,729,114

Property and equipment, net	251,011	230,423	251,324
Goodwill	699,250	699,424	698,910
Other intangible assets, net	288,770	296,494	290,732
Equity interest investments	1,511	1,350	1,439
Operating lease assets	315,097	308,593	314,853
Other assets	79,233	85,926	81,812
Total assets	$3,712,449	$3,758,827	$3,368,184

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$890,167	$907,806	$525,235
Accrued expenses and other current liabilities	109,893	99,557	171,194
Short-term borrowings and current portion of long-term debt	57,059	36,655	49,473
Current operating lease liabilities	100,697	92,162	98,284
Total current liabilities	1,157,816	1,136,180	844,186

Deferred income taxes	81,147	68,904	81,408
Long-term debt, net	968,031	942,522	900,883
Other long-term liabilities	45,473	42,807	44,959
Non-current operating lease liabilities	221,291	222,730	223,283
Total liabilities	2,473,758	2,413,143	2,094,719

Stockholders’ equity:
Common stock, 0.001 par value; 100,000,000 shares authorized; 37,659,549, 38,462,331 and 37,691,942 shares issued and outstanding at March 31, 2025, March 31, 2024 and December 31, 2024, respectively	38	38	38
Additional paid-in capital	651,053	620,278	638,615
Retained earnings	600,248	720,228	648,476
Accumulated other comprehensive (loss) income	(12,648)	5,140	(13,664)
Total stockholders’ equity	1,238,691	1,345,684	1,273,465
Total liabilities and stockholders’ equity	$3,712,449	$3,758,827	$3,368,184

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Three Months Ended
	March 31,
	2025	2024
Operating activities
Net income	$53,545	$78,885
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,840	8,661
Amortization	2,147	2,088
Share-based compensation	6,055	5,328
Equity in earnings of unconsolidated investments, net	(54)	(57)
Other	1,377	(853)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(180,546)	(181,705)
Product inventories	(168,410)	(133,249)
Prepaid expenses and other assets	19,051	15,741
Accounts payable	366,728	401,384
Accrued expenses and other liabilities	(82,509)	(50,781)
Net cash provided by operating activities	27,224	145,442

Investing activities
Acquisition of businesses, net of cash acquired	—	(1,348)
Purchases of property and equipment, net of sale proceeds	(13,295)	(17,038)
Other investments, net	(266)	(566)
Net cash used in investing activities	(13,561)	(18,952)

Financing activities
Proceeds from revolving line of credit	427,700	228,400
Payments on revolving line of credit	(454,600)	(365,500)
Payments on term loan under credit facility	(6,250)	(6,250)
Proceeds from asset-backed financing	207,300	208,600
Payments on asset-backed financing	(91,000)	(138,000)
Payments on term facility	(9,938)	—
Proceeds from short-term borrowings and current portion of long-term debt	1,816	14
Payments on short-term borrowings and current portion of long-term debt	(480)	(1,561)
Proceeds from stock issued under share-based compensation plans	6,383	8,773
Payments of cash dividends	(45,226)	(42,334)
Repurchases of common stock	(56,316)	(16,304)
Net cash used in financing activities	(20,611)	(124,162)
Effect of exchange rate changes on cash and cash equivalents	730	(894)
Change in cash and cash equivalents	(6,218)	1,434
Cash and cash equivalents at beginning of period	77,862	66,540
Cash and cash equivalents at end of period	$71,644	$67,974

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465
Net income	—	—	—	53,545	—	53,545
Foreign currency translation	—	—	—	—	3,927	3,927
Interest rate swaps, net of the change in taxes $970	—	—	—	—	(2,911)	(2,911)
Repurchases of common stock, net of retirements	(169)	—	—	(56,530)	—	(56,530)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of stock under share-based compensation plans	137	—	6,383	—	—	6,383
Declaration of cash dividends	—	—	—	(45,243)	—	(45,243)
Balance at March 31, 2025	37,660	$38	$651,053	$600,248	$(12,648)	$1,238,691

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787
Net income	—	—	—	78,885	—	78,885
Foreign currency translation	—	—	—	—	(3,668)	(3,668)
Interest rate swaps, net of the change in taxes of $(742)	—	—	—	—	2,226	2,226
Repurchases of common stock, net of retirements	(41)	—	—	(16,304)	—	(16,304)
Share-based compensation	—	—	5,328	—	—	5,328
Issuance of stock under share-based compensation plans	148	—	8,773	—	—	8,773
Declaration of cash dividends	—	—	—	(42,343)	—	(42,343)
Balance at March 31, 2024	38,462	$38	$620,278	$720,228	$5,140	$1,345,684

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

A description of our significant accounting policies is included in our 2024 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2024 Annual Report on Form 10-K.  The results for our three-month period ended March 31, 2025, are not necessarily indicative of the expected results for our fiscal year ending December 31, 2025.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. We recorded excess tax benefits of $3.8 million in the first quarter of 2025 compared to $7.4 million in the first quarter of 2024.

Retained Earnings

We account for the retirement of repurchased shares as a reduction of Retained earnings. As of March 31, 2025, the Retained earnings on our Consolidated Balance Sheets reflects (i) cumulative net income, (ii) the cumulative impact of adjustments for changes in accounting pronouncements, (iii) share retirements since the inception of our share repurchase programs of $2.8 billion and (iv) cumulative dividends of $1.3 billion.

Accumulated Other Comprehensive (Loss) Income

The table below presents the components of our Accumulated other comprehensive (loss) income balance (in thousands):

	March 31,		December 31,
	2025	2024	2024
Foreign currency translation adjustments	$(25,161)	$(16,367)	$(29,088)
Unrealized gains on interest rate swaps, net of tax	12,513	21,507	15,424
Accumulated other comprehensive (loss) income	$(12,648)	$5,140	$(13,664)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and related amendments
In November 2024, the FASB issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which adds new disclosure requirements, including more detailed information about certain income statement expense line items and a separate disclosure for selling expenses.
		For annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. The ASU may be adopted on a prospective or retrospective basis with early adoption permitted.	We are currently evaluating the effect the adoption of this standard will have on our disclosures.
ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which will require enhancements and further transparency for decision usefulness to various income tax disclosures, most notably the tax rate reconciliation and income taxes paid.
		Annual periods beginning after December 15, 2024 on a prospective basis and retrospective application is permitted. Early adoption is also permitted.	We expect that the adoption of this standard will expand our disclosures but do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 184,000 for the three months ended March 31, 2025, and 205,000 for the three months ended March 31, 2024.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31,
	2025	2024
Net income	$53,545	$78,885
Amounts allocated to participating securities	(263)	(413)
Net income attributable to common stockholders	$53,282	$78,472

Weighted average common shares outstanding:
Basic	37,460	38,205
Effect of dilutive securities:
Stock options and employee stock purchase plan	170	262
Diluted	37,630	38,467

Earnings per share attributable to common stockholders:
Basic	$1.42	$2.05
Diluted	$1.42	$2.04

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	118	57
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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at March 31,
	Input Level	Classification	2025	2024
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$—	$4,984
Unrealized gains on interest rate swaps	Level 2	Other assets	16,728	23,738
Deferred compensation plan asset	Level 1	Other assets	17,477	17,025

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$17,477	$17,025
Interest Rate Swaps

We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on a portion of our variable rate borrowings.

We use significant other observable market data or assumptions (Level 2 inputs) in determining the fair value of our interest rate swap contracts that we believe market participants would use in pricing similar assets or liabilities, including assumptions about counterparty risk.  Our fair value estimates reflect an income approach based on the terms of the interest rate swap contracts and inputs corroborated by observable market data including interest rate curves.

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

Our interest rate swaps in effect during the quarter were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts were recorded to Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets.

One of our interest rate swap contracts terminated on February 28, 2025. The following table provides additional details related to this former swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3260%

We currently have two swap contracts in place. The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 2	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.6690%
Interest rate swap 3	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.7630%

For the interest rate swap contracts in effect at March 31, 2025, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive (loss) income on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three-month periods ended March 31, 2025 or March 31, 2024.

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

Our interest rate swap contracts are subject to master netting arrangements. According to our accounting policy, we do not offset the fair values of assets with the fair values of liabilities related to these contracts.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2025	2024
Variable rate debt
Short-term borrowings	$1,733	$—
Current portion of long-term debt:
Australian credit facility	11,576	11,655
Current portion of term loans under credit facility	43,750	25,000
Short-term borrowings and current portion of long-term debt	$57,059	$36,655

Long-term portion:
Revolving credit facility	$167,700	$115,400
Term loan under credit facility	412,500	456,250
Term facility	100,000	109,937
Receivables securitization facility	290,400	262,300
Less: financing costs, net	2,569	1,365
Long-term debt, net	968,031	942,522
Total debt	$1,025,090	$979,177

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

Note 6 - Segment Information

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment and one reportable revenue stream. These similarities include (i) the nature of our products and services, (ii) the types of customers served and (iii) the distribution methods we use. Our chief operating decision maker (CODM) is our president and chief executive officer. Our CODM evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income, accounts receivable and inventory management criteria. The accounting policies for our segment are the same as those described in “Note 1 - Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024, and in Note 1 above.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Net sales	$1,071,526	$1,120,810
Cost of sales	759,157	782,250
Gross profit	312,369	338,560
Compensation expenses	120,369	119,209
Freight out expenses	17,122	17,896
Other selling and administrative expenses	97,340	92,735
Operating income	77,538	108,720

Reconciliation:
Interest and other non-operating expenses, net	11,164	13,419
Income before income taxes and equity in earnings	$66,374	$95,301

The tables below present supplemental information for our segment (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Depreciation	$9,840	$8,661
Amortization	2,147	2,088

	March 31,
	2025	2024
Receivables, net	$146,209	$150,240
Receivables pledged under receivables facility	350,867	376,935
Product inventories, net	1,460,680	1,496,947

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2024 Annual Report on Form 10-K and Management’s Discussion and Analysis in our 2024 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions; changes in economic conditions, consumer discretionary spending, the housing market, inflation or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2024 Annual Report on Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

First quarter ended March 31, 2025 compared to the first quarter ended March 31, 2024
Net sales decreased 4% in the first quarter of 2025. On a same-selling day basis, sales declined 2% in the first quarter of 2025, consistent with the 2% decrease we saw in the fourth quarter of 2024, which was an improved sequential trend from earlier in 2024. Maintenance-related product sales supported overall sales, as chemical volumes grew 1% with double-digit growth in our private-label chemical products. While discretionary projects remained pressured, we saw an improvement in overall sales in March following challenging weather patterns in January and February.
Gross profit decreased 8% in the first quarter of 2025 from the same period of 2024. Gross margin decreased 100 basis points to 29.2% compared to 30.2%. In the first quarter of 2024, our gross profit benefited by 4% and our gross margin by 110 basis points from the non-recurring reversal of $12.6 million for estimated import taxes. Without the 110 basis points included in our prior quarter gross margin, our first quarter of 2025 gross margin was 10 basis points higher than last year.
Selling and administrative expenses (operating expenses) in the first quarter of 2025 were held to a 2% increase compared to the first quarter of 2024. Operating expenses increased from inflationary impacts and sales center network expansion but were partially offset by our management of variable costs. As a percentage of net sales, operating expenses increased to 21.9% in the first quarter of 2025 compared to 20.5% in the same period of 2024.
Operating income in the first quarter of 2025 decreased 29%. Operating margin was 7.2% in the first quarter of 2025 compared to 9.7% in the first quarter of 2024, including the 110 basis points attributable to the import tax reversal discussed above.
We recorded a $3.8 million tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the quarter ended March 31, 2025, compared to a tax benefit of $7.4 million realized in the same period of 2024. This resulted in a $0.10 per diluted share tax benefit in the first quarter of 2025, a $0.02 increase from the $0.08 we estimated in our 2024 Annual Report on Form 10-K, compared to the $0.19 per diluted share tax benefit realized in the same period of 2024.

Net income decreased to $53.5 million in the first quarter of 2025 compared to $78.9 million in the first quarter of 2024. Earnings per diluted share decreased 30% to $1.42 in the first quarter of 2025 compared to $2.04 in the same period of 2024, which included a $0.24 benefit from the import tax reversal discussed above. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 29% to $1.32 compared to $1.85 in the first quarter of 2024. Further, without the impact from ASU 2016-09 and the import tax reversal, earnings per diluted share decreased 18%, or $0.29, from the first quarter of 2024 to the same period in 2025.
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
Financial Position and Liquidity
Total net receivables, including pledged receivables, decreased 6% at March 31, 2025 compared to March 31, 2024, reflecting year-over-year sales trends, which were partially offset by positive credit and collections activities. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 25.9 days at March 31, 2025 and 26.9 days at March 31, 2024. Our allowance for doubtful accounts balance was $8.5 million at March 31, 2025 and $9.3 million at March 31, 2024.
In light of current market conditions, we thoughtfully executed early buy ordering to ensure the appropriate inventory was available when needed. Our inventory levels decreased from March 31, 2024 by $36.3 million, or 2%, to $1.46 billion as a result of the stocking improvements we have implemented. Our inventory reserve was $27.1 million at March 31, 2025 and $24.2 million at March 31, 2024. Our inventory turns, as calculated on a trailing four quarters basis, were 2.8 times at March 31, 2025 and 2.7 times at March 31, 2024.
Total debt outstanding was $1.0 billion at March 31, 2025, up $45.9 million from March 31, 2024, due to increased share repurchases in 2025.
For additional information, see “Liquidity and Capital Resources” below.
Current Trends and Outlook
For a detailed discussion of trends impacting us through 2024, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.
We expect sales for the full year of 2025 to be flat to slightly positive compared to 2024. We primarily source our products domestically and expect that currently announced tariffs will positively impact net sales by approximately 1% based on vendor price increases to-date.
We expect gross margin for the full year of 2025 to be in line with our 2024 gross margin of 29.7%, with our highest margin in the second quarter of the year. Our efforts in pricing optimization and supply chain initiatives are expected to mitigate discretionary headwinds from product and customer mix that are currently pressuring our long-term gross margin outlook of 30.0%.
We expect to leverage our existing infrastructure and strategically manage discretionary spending while continuing to invest in our sales center network. We project that our operating expenses in 2025 will increase around 3% compared to 2024.
In 2025, we expect our effective tax rate will be around 25.0% without the impact of ASU 2016-09. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $3.8 million, or $0.10 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2025. We may recognize additional tax benefits related to stock option exercises in 2025 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of March 31, 2025.
We expect 2025 diluted EPS in the range of $11.10 to $11.60, including the impact of year-to-date tax benefits of $0.10. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.
The forward-looking statements in the foregoing section and elsewhere in this report are based on current market conditions, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties, including the risks detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. See “Cautionary Statement for Forward-Looking Statements.”
RESULTS OF OPERATIONS

As of March 31, 2025, we conducted operations through 449 sales centers in North America, Europe and Australia. For the three months ended March 31, 2025, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2025	2024
Net sales	100.0%	100.0%
Cost of sales	70.8	69.8
Gross profit	29.2	30.2
Selling and administrative expenses	21.9	20.5
Operating income	7.2	9.7
Interest and other non-operating expenses, net	1.0	1.2
Income before income taxes and equity in earnings	6.2%	8.5%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2025 and 2024 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
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
We have not provided separate base business income statements within this Form 10-Q as our base business results for the three months ending March 31, 2025 closely approximated consolidated results for the same period. Acquired and new market sales centers excluded from base business contributed less than 1% to the change in net sales.
The table below summarizes the changes in our sales center count during the first three months of 2025:

December 31, 2024	448
New locations	2
Closed location	(1)
March 31, 2025	449
Net Sales

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Net sales	$1,071.5	$1,120.8	$(49.3)	(4)%
Net sales of $1.07 billion in the first quarter of 2025 decreased 4% compared to $1.12 billion in the first quarter of 2024 anchored by consistent sales of non-discretionary products while sales of discretionary products continued to feel downward pressure from current market conditions and unfavorable weather in January and February.
The following factors impacted our sales during the quarter and are listed in order of estimated magnitude:
•stability from maintenance-related activities evidenced by volume growth in chemicals, which had flat sales growth for the quarter and represented 13% of total sales;
•lower sales volumes of products used in pool construction and discretionary activities (see discussion below);
•one less selling day, which lowered sales by approximately 2% compared to first quarter 2024; and
•a benefit of approximately 1% from inflationary product cost increases, which is net of price deflation for some products.
In the first quarter of 2025, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, declined 4% versus the same period last year, and collectively represented approximately 34% of net sales for the period. Sales of building materials, which are primarily used in new construction and remodeling, decreased 5% compared to the first quarter of 2024 and represented approximately 13% of net sales in the first quarter of 2025.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Gross profit	$312.4	$338.6	$(26.2)	(8)%
Gross margin	29.2%	30.2%
Gross profit decreased 8% in the first quarter of 2025 from the same period of 2024. Gross margin decreased 100 basis points to 29.2% compared to 30.2%. In the first quarter of 2024, our gross profit benefited by 4% and our gross margin by 110 basis points from the non-recurring reversal of $12.6 million for estimated import taxes. Without the 110 basis points included in our prior quarter gross margin, our first quarter of 2025 gross margin was 10 basis points higher than last year, reflecting benefits from our strategic pricing and supply chain initiatives, which were partially offset by a less advantageous customer mix and a slight drag from product mix due to lower building material sales.
Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2025	2024	Change
Selling and administrative expenses	$234.8	$229.8	$5.0	2%
Operating expenses as a % of net sales	21.9%	20.5%
Selling and administrative expenses in the first quarter of 2025 were held to a 2% increase compared to the first quarter of 2024. Operating expenses increased from inflationary impacts and sales center network expansion but were partially offset by our management of variable costs. As a percentage of net sales, operating expenses increased to 21.9% in the first quarter of 2025 compared to 20.5% in the same period of 2024.
Interest and Other Non-Operating Expenses, Net
Interest and other non-operating expenses, net for the first quarter of 2025 decreased $2.3 million compared to the first quarter of 2024, primarily due to lower average interest rates on debt borrowings between periods. Our weighted average effective interest rate decreased to 4.5% in the first quarter of 2025 compared to 5.3% in the first quarter of 2024 on average outstanding debt of $962.4 million and $999.1 million for the respective periods.
Income Taxes
Our effective income tax rate was 19.4% for the three months ended March 31, 2025, compared to 17.3% for the three months ended March 31, 2024. We recorded a $3.8 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2025, compared to a tax benefit of $7.4 million realized in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.2% for the first quarter of 2025 and 25.1% for the first quarter of 2024.
Net Income and Earnings Per Share
Net income decreased to $53.5 million in the first quarter of 2025 compared to $78.9 million in the first quarter of 2024. Earnings per diluted share decreased 30% to $1.42 in the first quarter of 2025 compared to $2.04 in the same period of 2024, which included a $0.24 benefit from the import tax reversal discussed above. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 29% to $1.32 compared to $1.85 in the first quarter of 2024.
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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended
	March 31,
	2025	2024
Diluted EPS	$1.42	$2.04
ASU 2016-09 tax benefit	(0.10)	(0.19)
Adjusted diluted EPS	$1.32	$1.85

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

(Unaudited)	QUARTER
(in thousands)	2025	2024				2023
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$1,071,526	$987,480	$1,432,879	$1,769,784	$1,120,810	$1,003,050	$1,474,407	$1,857,363
Gross profit	312,369	290,244	416,403	530,141	338,560	293,775	428,731	567,783
Operating income	77,538	60,651	176,353	271,481	108,720	79,344	194,443	327,009
Net income	53,545	37,300	125,701	192,439	78,885	51,437	137,843	232,250

Balance Sheet Data
Total receivables, net	$497,076	$314,861	$425,693	$577,529	$527,175	$342,910	$461,582	$630,950
Product inventories, net	1,460,680	1,289,300	1,180,491	1,295,600	1,496,947	1,365,466	1,259,308	1,392,886
Accounts payable	890,167	525,235	401,702	515,645	907,806	508,672	429,436	485,099
Total debt	1,025,090	950,356	923,829	1,116,553	979,177	1,053,320	1,033,897	1,184,586

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2025 and 2024 Results

Weather conditions in the first quarter of 2025 were mixed across our key markets. Early January snowstorms and overall cooler temperatures through much of February negatively impacted early season sales activity. While March brought warmer and drier weather, these improvements provided only partial relief to our sales trends and were not enough to offset the slower start to the quarter. During the first quarter of 2024, above-average temperatures in some regions, including California, contributed positively to economic activities. However, the adverse effects of cooler and wetter weather in Florida and the Southeast, and excessive precipitation in Texas and the Northeast, outweighed the positives, resulting in an overall unfavorable impact on net sales.
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
Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board.  For a description of our critical accounting estimates that require us to make the most difficult, subjective or complex judgments, please see our 2024 Annual Report on Form 10-K.  We have not changed any of these policies from those previously disclosed in that report.

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
We prioritize our use of cash based on investing in our business, maintaining a prudent capital structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:
•capital expenditures primarily for maintenance and growth of our sales center network, technology-related investments and vehicle fleet;
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
Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2024 and 2023. Based on management’s current plans, we project capital expenditures for 2025 will be approximately 1.0% to 1.5% of net sales.

Sources and Uses of Cash
The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2025	2024
Provided by operating activities	$27,224	$145,442
Used in investing activities	(13,561)	(18,952)
Used in financing activities	(20,611)	(124,162)
Net cash provided by operations was $27.2 million in the first three months of 2025 compared to $145.4 million in the first three months of 2024. Of the $118.2 million decline, $68.5 million related to federal tax payments deferred from 2024 to the first quarter of 2025, while the remaining difference is attributable to changes in working capital, including a $69.8 million headwind from the changes in inventory and accounts payable due to higher purchases in the first quarter of 2025, and lower net income in 2025.
Net cash used in investing activities for the first three months of 2025 decreased $5.4 million compared to the first three months of 2024, primarily due to a reduction of $3.7 million in net capital expenditures and a $1.3 million decline in acquisition costs.
Net cash used in financing activities was $20.6 million for the first three months of 2025 compared to $124.2 million for the first three months of 2024, primarily reflecting $74.5 million of net debt proceeds in the first three months of 2025 versus $74.3 million of net debt payments in the first three months of 2024 and a $40.0 million increase in share repurchases.
Future Sources and Uses of Cash
To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Third Amended and Restated Revolving Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2024 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Credit Facility
Our Credit Facility provides for $1.3 billion in borrowing capacity consisting of an $800.0 million unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes an accordion feature permitting us to request one or more incremental term loans or revolving credit family commitment increases up to $250.0 million and sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month term secured overnight financing rate (Term SOFR), plus an applicable margin. The term loan requires quarterly amortization payments with all remaining principal due on September 25, 2026. The revolving credit facility matures on September 30, 2029. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At March 31, 2025, there was $167.7 million of revolving borrowings outstanding, a $456.3 million term loan, $15.1 million of standby letters of credit outstanding and $617.2 million available for borrowing.  The weighted average effective interest rate for the Credit Facility as of March 31, 2025, was approximately 3.7%, excluding commitment fees and including the impact of our interest rates swaps.
Term Facility
Our Term Facility provides for $185.0 million in borrowing capacity and matures on December 30, 2026. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. We pay interest on borrowings under the Term Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility, with the final principal repayment due on the maturity date. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.
At March 31, 2025, there was $100.0 million outstanding under the Term Facility with a weighted average effective interest rate of 5.6%.

Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a low-cost form of financing. Under this facility, we can borrow up to $375.0 million between April through May and from $210.0 million to $350.0 million during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one month Term SOFR, plus an applicable margin. The Receivables Facility matures on October 30, 2026.
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
At March 31, 2025, there was $290.4 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.3%, excluding commitment fees.
Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of March 31, 2025, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of March 31, 2025, our average total leverage ratio equaled 1.47 (compared to 1.42 as of December 31, 2024) and the TTM average total indebtedness amount used in this calculation was $957.3 million.
•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of March 31, 2025, our fixed charge ratio equaled 4.89 (compared to 5.07 as of December 31, 2024) and TTM Rental Expense was $106.5 million.
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
Interest Rate Swaps
We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings.   Interest expense related to the notional amounts under all swap contracts is based on the fixed rates plus the applicable margin on the respective borrowings.
As of March 31, 2025, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability
As of March 31, 2025, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2024 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of April 24, 2025, $290.8 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes in our exposure to interest rate risk during the three months ended March 31, 2025, from what we reported in our 2024 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2024 Annual Report on Form 10-K.
Currency Risk
There have been no material changes in our exposure to currency risk during the three months ended March 31, 2025, from what we reported in our 2024 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2024 Annual Report on Form 10-K.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of March 31, 2025, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of March 31, 2025, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to the risk factors disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the first quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2025	68,320	$337.88	68,320	$339,785,778
February 1-28, 2025	20,920	$346.53	8,660	$336,788,938
March 1-31, 2025	79,850	$325.40	79,850	$310,805,860
Total	169,090	$333.05	156,830
(1)Includes 12,260 shares of our common stock surrendered to us during the first quarter of 2025 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.
(2)In May 2024, our Board authorized an additional $316.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of April 24, 2025, $290.8 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.
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
Item 5. Other Information
During the quarter ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three months ended March 31, 2025 and March 31, 2024;
2.Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and March 31, 2024;
3.Consolidated Balance Sheets at March 31, 2025, December 31, 2024 and March 31, 2024;
4.Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and March 31, 2024;
5.Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2025 and March 31, 2024; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 29, 2025.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant