Form 10-Q
period 2025-06-30
POOL CORP
filed 2025-07-30
CIK 945841

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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

As of July 24, 2025, there were 37,318,008 shares of the registrant's common stock outstanding.

POOL CORPORATION
Form 10-Q
For the Quarter Ended June 30, 2025

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements
POOL CORPORATION
Consolidated Statements of Income
(Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$1,784,530	$1,769,784	$2,856,056	$2,890,594
Cost of sales	1,249,369	1,239,643	2,008,526	2,021,894
Gross profit	535,161	530,141	847,530	868,700
Selling and administrative expenses	262,491	258,660	497,323	488,499
Operating income	272,670	271,481	350,207	380,201
Interest and other non-operating expenses, net	12,219	14,044	23,381	27,463
Income before income taxes and equity in earnings	260,451	257,437	326,826	352,738
Provision for income taxes	66,180	65,058	79,064	81,531
Equity in earnings of unconsolidated investments, net	(13)	60	41	117
Net income	$194,258	$192,439	$247,803	$271,324

Earnings per share attributable to common stockholders:
Basic	$5.19	$5.02	$6.60	$7.07
Diluted	$5.17	$4.99	$6.57	$7.03
Weighted average common shares outstanding:
Basic	37,271	38,124	37,365	38,164
Diluted	37,407	38,325	37,520	38,399

Cash dividends declared per common share	$1.25	$1.20	$2.45	$2.30

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Comprehensive Income
(Unaudited)
(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$194,258	$192,439	$247,803	$271,324
Other comprehensive income (loss):
Foreign currency translation gain (loss)	13,358	(4,684)	17,285	(8,352)
Unrealized (loss) gain on interest rate swaps, net of the change in taxes of $735, $459, $1,705 and $(284)	(2,204)	(1,376)	(5,115)	850
Total other comprehensive income (loss)	11,154	(6,060)	12,170	(7,502)
Comprehensive income	$205,412	$186,379	$259,973	$263,822

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Balance Sheets
(In thousands, except share data)

	June 30,	June 30,	December 31,
	2025	2024	2024
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$83,669	$96,894	$77,862
Receivables, net	172,028	169,849	115,835
Receivables pledged under receivables facility	404,776	407,680	199,026
Product inventories, net	1,330,221	1,295,600	1,289,300
Prepaid expenses and other current assets	42,281	35,789	47,091
Total current assets	2,032,975	2,005,812	1,729,114

Property and equipment, net	258,188	241,871	251,324
Goodwill	700,476	699,686	698,910
Other intangible assets, net	286,810	294,684	290,732
Equity interest investments	1,494	1,399	1,439
Operating lease assets	315,434	313,840	314,853
Other assets	76,579	83,622	81,812
Total assets	$3,671,956	$3,640,914	$3,368,184

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$529,316	$515,645	$525,235
Accrued expenses and other current liabilities	160,833	152,978	171,194
Short-term borrowings and current portion of long-term debt	17,386	44,726	49,473
Current operating lease liabilities	100,439	94,024	98,284
Total current liabilities	807,974	807,373	844,186

Deferred income taxes	79,138	67,595	81,408
Long-term debt, net	1,212,533	1,071,827	900,883
Other long-term liabilities	50,177	44,135	44,959
Non-current operating lease liabilities	223,016	226,315	223,283
Total liabilities	2,372,838	2,217,245	2,094,719

Stockholders’ equity:
Common stock, 0.001 par value; 100,000,000 shares authorized; 37,314,231, 38,289,105 and 37,691,942 shares issued and outstanding at June 30, 2025, June 30, 2024 and December 31, 2024, respectively	37	38	38
Additional paid-in capital	658,345	626,347	638,615
Retained earnings	642,230	798,204	648,476
Accumulated other comprehensive loss	(1,494)	(920)	(13,664)
Total stockholders’ equity	1,299,118	1,423,669	1,273,465
Total liabilities and stockholders’ equity	$3,671,956	$3,640,914	$3,368,184

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Condensed Consolidated Statements of Cash Flows
(Unaudited)
(In thousands)

	Six Months Ended
	June 30,
	2025	2024
Operating activities
Net income	$247,803	$271,324
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation	19,804	17,591
Amortization	4,312	4,201
Share-based compensation	12,950	10,344
Equity in earnings of unconsolidated investments, net	(41)	(117)
Other	(942)	(1,246)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(254,322)	(232,647)
Product inventories	(29,375)	66,975
Prepaid expenses and other assets	53,440	38,231
Accounts payable	315	6,166
Accrued expenses and other liabilities	(55,488)	(8,720)
Net cash (used in) provided by operating activities	(1,544)	172,102

Investing activities
Acquisition of businesses, net of cash acquired	—	(4,435)
Purchases of property and equipment, net of sale proceeds	(27,390)	(34,928)
Other investments, net	(1,073)	1,018
Net cash used in investing activities	(28,463)	(38,345)

Financing activities
Proceeds from revolving line of credit	1,117,100	756,300
Payments on revolving line of credit	(956,900)	(830,400)
Payments on term loan under credit facility	(12,500)	(12,500)
Proceeds from asset-backed financing	323,200	467,000
Payments on asset-backed financing	(177,200)	(324,000)
Payments on term facility	(19,937)	—
Proceeds from short-term borrowings and current portion of long-term debt	17,112	8,085
Payments on short-term borrowings and current portion of long-term debt	(11,699)	(1,562)
Proceeds from stock issued under share-based compensation plans	6,780	9,826
Payments of cash dividends	(92,163)	(88,287)
Repurchases of common stock	(160,648)	(84,496)
Net cash provided by (used in) financing activities	33,145	(100,034)
Effect of exchange rate changes on cash and cash equivalents	2,669	(3,369)
Change in cash and cash equivalents	5,807	30,354
Cash and cash equivalents at beginning of period	77,862	66,540
Cash and cash equivalents at end of period	$83,669	$96,894

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)
(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465
Net income	—	—	—	53,545	—	53,545
Foreign currency translation	—	—	—	—	3,927	3,927
Interest rate swaps, net of the change in taxes $970	—	—	—	—	(2,911)	(2,911)
Repurchases of common stock, net of retirements	(169)	—	—	(56,530)	—	(56,530)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of stock under share-based compensation plans	137	—	6,383	—	—	6,383
Declaration of cash dividends	—	—	—	(45,243)	—	(45,243)
Balance at March 31, 2025	37,660	$38	$651,053	$600,248	$(12,648)	$1,238,691
Net income	—	—	—	194,258	—	194,258
Foreign currency translation	—	—	—	—	13,358	13,358
Interest rate swaps, net of the change in taxes of $735	—	—	—	—	(2,204)	(2,204)
Repurchases of common stock, net of retirements	(351)	(1)	—	(105,322)	—	(105,323)
Share-based compensation	—	—	6,895	—	—	6,895
Issuance of stock under share-based compensation plans	5	—	397	—	—	397
Declaration of cash dividends	—	—	—	(46,954)	—	(46,954)
Balance at June 30, 2025	37,314	$37	$658,345	$642,230	$(1,494)	$1,299,118

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787
Net income	—	—	—	78,885	—	78,885
Foreign currency translation	—	—	—	—	(3,668)	(3,668)
Interest rate swaps, net of the change in taxes of $(742)	—	—	—	—	2,226	2,226
Repurchases of common stock, net of retirements	(41)	—	—	(16,304)	—	(16,304)
Share-based compensation	—	—	5,328	—	—	5,328
Issuance of stock under share-based compensation plans	148	—	8,773	—	—	8,773
Declaration of cash dividends	—	—	—	(42,343)	—	(42,343)
Balance at March 31, 2024	38,462	$38	$620,278	$720,228	$5,140	$1,345,684
Net income	—	—	—	192,439	—	192,439
Foreign currency translation	—	—	—	—	(4,684)	(4,684)
Interest rate swaps, net of the change in taxes of $459	—	—	—	—	(1,376)	(1,376)
Repurchases of common stock, net of retirements	(181)	—	—	(68,519)	—	(68,519)
Share-based compensation	—	—	5,016	—	—	5,016
Issuance of stock under share-based compensation plans	8	—	1,053	—	—	1,053
Declaration of cash dividends	—	—	—	(45,944)	—	(45,944)
Balance at June 30, 2024	38,289	$38	$626,347	$798,204	$(920)	$1,423,669

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

A description of our significant accounting policies is included in our 2024 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2024 Annual Report on Form 10-K.  The results for our three and six-month periods ended June 30, 2025 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2025.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. There were no tax benefits realized from ASU 2016-09 in the second quarter of 2025 compared to an excess tax benefit of $0.4 million in the second quarter of 2024 and $3.9 million in the six months ended June 30, 2025, compared to $7.8 million in the six months ended June 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., including a broad range of tax reform provisions. We currently do not expect the changes resulting from the OBBBA to have a material impact on our results of operations.

Retained Earnings

We account for the retirement of repurchased shares as a reduction of Retained earnings. As of June 30, 2025, the Retained earnings on our Consolidated Balance Sheets reflects (i) cumulative net income, (ii) the cumulative impact of adjustments for changes in accounting pronouncements, (iii) share retirements since the inception of our share repurchase programs of $2.9 billion and (iv) cumulative dividends of $1.4 billion.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	June 30,		December 31,
	2025	2024	2024
Foreign currency translation adjustments	$(11,803)	$(21,051)	$(29,088)
Unrealized gains on interest rate swaps, net of tax	10,309	20,131	15,424
Accumulated other comprehensive loss	$(1,494)	$(920)	$(13,664)

Recent Accounting Pronouncements Pending Adoption
The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
Accounting Standards Update (ASU) 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and related amendments

In November 2024, the Financial Accounting Standards Board (FASB) issued ASU 2024-03 and in January 2025, the FASB issued ASU 2025-01, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, which adds new disclosure requirements, including more detailed information about certain income statement expense line items and a separate disclosure for selling expenses.
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
		For annual periods beginning after December 15, 2024. This ASU may be adopted on a prospective basis. Retrospective application and early adoption are also permitted.	We expect that the adoption of this standard will expand our disclosures but do not expect the adoption of this standard to have a material impact on our consolidated financial statements.
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
		On the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.	We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements or related disclosures.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 186,000 for the three months ended June 30, 2025, and 208,000 for the three months ended June 30, 2024, and 185,000 for the six months ended June 30, 2025 and 206,000 for the six months ended June 30, 2024.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net income	$194,258	$192,439	$247,803	$271,324
Amounts allocated to participating securities	(963)	(1,018)	(1,220)	(1,417)
Net income attributable to common stockholders	$193,295	$191,421	$246,583	$269,907

Weighted average common shares outstanding:
Basic	37,271	38,124	37,365	38,164
Effect of dilutive securities:
Stock options and employee stock purchase plan	136	201	155	235
Diluted	37,407	38,325	37,520	38,399

Earnings per share attributable to common stockholders:
Basic	$5.19	$5.02	$6.60	$7.07
Diluted	$5.17	$4.99	$6.57	$7.03

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	190	56	190	57
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
Level 3    Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at June 30,
	Input Level	Classification	2025	2024
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$—	$3,795
Unrealized gains on interest rate swaps	Level 2	Other assets	13,791	23,091
Deferred compensation plan asset	Level 1	Other assets	18,832	17,148

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$18,832	$17,148
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

Our interest rate swaps in effect during the first six months of 2025 were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. We recorded changes in the estimated fair value of these interest rate swap contracts to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at June 30, 2025, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and six-month periods ended June 30, 2025 or June 30, 2024.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2025	2024
Variable rate debt
Short-term borrowings	$4,612	$7,053
Current portion of long-term debt:
Australian credit facility	12,774	12,673
Current portion of term loans under credit facility	—	25,000
Short-term borrowings and current portion of long-term debt	$17,386	$44,726

Long-term portion:
Revolving credit facility	$354,800	$178,400
Term loan under credit facility	450,000	450,000
Term facility	90,000	109,938
Receivables securitization facility	320,100	334,700
Less: financing costs, net	2,367	1,211
Long-term debt, net	1,212,533	1,071,827
Total debt	$1,229,919	$1,116,553

Credit Facility

Our Credit Facility provides for $1.3 billion in borrowing capacity consisting of an $800.0 million unsecured revolving credit facility and a $500.0 million term loan facility. Under our Credit Facility at June 30, 2025, there was $354.8 million of revolving borrowings outstanding, a $450.0 million term loan (net of $50.0 million of amortization payments), $15.1 million of standby letters of credit outstanding and $430.1 million available for borrowing.

Subsequent to June 30, 2025, we entered into the Fourth Amended and Restated Credit Agreement (the Amended Agreement), on July 10, 2025, by and among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The Amended Agreement amends and restates the terms of our predecessor credit agreement principally by refinancing the existing $500.0 million term loan, extending the term loan maturity date from September 26, 2026 to September 30, 2029 and removing the term secured overnight financing rate (Term SOFR) adjustment of 0.10%. Under the Amended Agreement, the term loan requires quarterly amortization payments commencing on September 30, 2027, with all remaining principal due on September 30, 2029. Revolving and term loan borrowings under the Amended Agreement continue to bear interest at a variable rate based on one-month Term SOFR, plus an applicable margin.

Otherwise, the Amended Agreement retains the core features of the predecessor credit agreement, including:

•$1.3 billion in borrowing capacity, consisting of:
◦an $800.0 million unsecured revolving credit facility;
◦a $500.0 million term loan facility;
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

Following execution of the Amended Agreement on July 10, 2025, there was $380.0 million of revolving borrowings outstanding, a $500.0 million term loan, $14.4 million of standby letters of credit outstanding and $405.6 million available for borrowing under the Amended Agreement’s revolving credit facility.

Term Facility

Under our Term Facility, there was $90.0 million outstanding at June 30, 2025.
On July 10, 2025, we also entered into the Fourth Amendment to Credit Agreement, by and among us, as Borrower, the guarantors party thereto, and Bank of America, N.A., as lender (the Fourth Amendment), which amends that certain Credit Agreement by and among us, as borrower, the guarantors party thereto and Bank of America, N.A., as lender, dated as of December 30, 2019, as amended by that certain First Amendment to Credit Agreement dated October 12, 2021, that certain Second Amendment to Credit Agreement, dated June 30, 2023 and that certain Third Amendment to Credit Agreement, dated September 30, 2024 (as amended, the Term Agreement). The Fourth Amendment principally extends the maturity of the term loan under the Term Agreement from December 30, 2026 to September 30, 2029 to be concurrent with the maturity of the loans under the Amended Agreement and removes the Term SOFR adjustment of 0.10%. Term loan borrowings under the Term Agreement bear interest at a variable rate based on one-month Term SOFR, plus an applicable margin. Under the Term Agreement, the term loan is repaid in quarterly installments of 1.250% of the term loan on the last business day of each quarter beginning in the third quarter of 2027 with the final principal repayment due September 30, 2029.

Following the Fourth Amendment on July 10, 2025, there was $90.0 million outstanding under the Term Facility.

Receivables Securitization Facility

Under our Receivables Securitization Facility, there was $320.1 million outstanding at June 30, 2025.
Our accounts receivable securitization facility (the Receivables Facility) enables us to borrow up to $210.0 million to $375.0 million depending on the time of year, by providing for the sale of certain of our receivables to a wholly-owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.
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

Note 6 - Segment Information

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment and one reportable revenue stream. These similarities include (i) the nature of our products and services, (ii) the types of customers served and (iii) the distribution methods we use. Our chief operating decision maker (CODM) is our president and chief executive officer. Our CODM evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income, accounts receivable and inventory management criteria. The accounting policies for our segment are the same as those described in “Note 1 - Significant Accounting Policies” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in Note 1 above.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	$1,784,530	$1,769,784	$2,856,056	$2,890,594
Cost of sales	1,249,369	1,239,643	2,008,526	2,021,894
Gross profit	535,161	530,141	847,530	868,700
Compensation expenses	135,815	130,955	256,184	250,164
Freight out expenses	28,650	28,329	45,772	46,224
Other selling and administrative expenses	98,026	99,376	195,367	192,111
Operating income	272,670	271,481	350,207	380,201

Reconciliation:
Interest and other non-operating expenses, net	12,219	14,044	23,381	27,463
Income before income taxes and equity in earnings	$260,451	$257,437	$326,826	$352,738

The tables below present supplemental information for our segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Depreciation	$9,964	$8,931	$19,804	$17,591
Amortization	2,165	2,113	4,312	4,201

	June 30,
	2025	2024
Receivables, net	$172,028	$169,849
Receivables pledged under receivables facility	404,776	407,680
Product inventories, net	1,330,221	1,295,600

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

OVERVIEW

Financial Results

Second quarter ended June 30, 2025 compared to the second quarter ended June 30, 2024
Net sales increased 1% in the second quarter of 2025. Our second quarter sales benefited from continued strength in maintenance products, including sales of our private-label chemical products. We also saw some improvement in trends across our discretionary categories.
Gross profit increased $5.0 million while gross margin was sustained at 30.0% compared to the same period of 2024. Our strong value proposition and supply chain efforts supported our current year gross margin during the quarter, which also reflects impacts from unfavorable customer and product mix.
Selling and administrative expenses (operating expenses) were held to a 1% increase compared to the second quarter of 2024, reflecting our disciplined approach to cost management. While inflationary pressures on wages and ongoing investments in our sales center network contributed to the increase, they were largely offset by our proactive control of variable expenses. As a percentage of net sales, expenses remained well-managed and demonstrated our continued focus on operational efficiency.
Operating income increased $1.2 million compared to the second quarter of 2024. Operating margin was 15.3% in both periods.
Net income increased to $194.3 million compared to $192.4 million in the second quarter of 2024. Earnings per diluted share increased 4% to $5.17 in the second quarter of 2025 compared to $4.99 in the same period of 2024. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.
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
Financial Position and Liquidity
Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 25.8 days at June 30, 2025 and 26.8 days at June 30, 2024. Our allowance for doubtful accounts balance was $8.3 million at June 30, 2025 and $9.4 million at June 30, 2024.
Our inventory levels increased from June 30, 2024 by $34.6 million, or 3%, to $1.3 billion as our team has focused on expanding our product offerings and ensuring that our customers have access to the products they need during their busiest time of the year. Our inventory reserve was $27.7 million at June 30, 2025 and $25.0 million at June 30, 2024. Our inventory turns, as calculated on a trailing four quarters basis, were 2.8 times at June 30, 2025 and 2.7 times at June 30, 2024.
Total debt outstanding increased $113.4 million to $1.2 billion at June 30, 2025, primarily to fund open market share repurchases of $156.4 million in the first six months of 2025.
For additional information, see “Liquidity and Capital Resources” below.
Current Trends and Outlook
For a detailed discussion of trends impacting us through 2024, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.
We expect sales for the full year of 2025 to be relatively flat compared to 2024. We primarily source our products domestically and expect that tariffs announced so far in 2025 and their resulting price increases will positively impact net sales by approximately 1%, resulting in an estimated price contribution for the full year of approximately 2%.
We expect gross margin for the full year of 2025 to be in line with our 2024 gross margin of 29.7%, with our highest margin in the second quarter of the year. Our efforts in pricing optimization and supply chain initiatives are expected to mitigate headwinds from product and customer mix that are currently pressuring our long-term gross margin outlook of 30.0%.
We expect to leverage our existing infrastructure and strategically manage discretionary spending while continuing to invest in our sales center network. We project that our operating expenses for 2025 will increase around 2% to 3% compared to 2024.
In 2025, we expect our effective tax rate will be around 25.0% without the impact of ASU 2016-09. Due to ASU 2016-09 requirements, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $3.9 million, or $0.10 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2025. We may recognize additional tax benefits related to stock option exercises in 2025 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of June 30, 2025.
We expect 2025 diluted EPS in the range of $10.80 to $11.30, including the impact of year-to-date tax benefits of $0.10. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.
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

RESULTS OF OPERATIONS

As of June 30, 2025, we conducted operations through 451 sales centers in North America, Europe and Australia. For the six months ended June 30, 2025, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.0	70.0	70.3	69.9
Gross profit	30.0	30.0	29.7	30.1
Selling and administrative expenses	14.7	14.6	17.4	16.9
Operating income	15.3	15.3	12.3	13.2
Interest and other non-operating expenses, net	0.7	0.8	0.8	1.0
Income before income taxes and equity in earnings	14.6%	14.6%	11.4%	12.2%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2024 in our consolidated results since the acquisition dates.

Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
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
We have not provided separate base business income statements within this Form 10-Q as our base business results for the three and six-month periods ended June 30, 2025 closely approximated consolidated results for the same period. Acquired and new market sales centers excluded from base business contributed less than 1% to the change in our reported net sales.
The table below summarizes the changes in our sales center count during the first six months of 2025:

December 31, 2024	448
New locations	4
Closed location	(1)
June 30, 2025	451
Net Sales

	Three Months Ended
	June 30,
(in millions)	2025	2024	Change
Net sales	$1,784.5	$1,769.8	$14.7	1%
Net sales of $1.78 billion in the second quarter of 2025 increased 1% compared to $1.77 billion in the second quarter of 2024, benefiting from growth of maintenance-related products, including continued momentum in sales for our private-label chemical offerings. We also saw some improvement in trends across our discretionary categories.
The following factors impacted our sales during the quarter and are listed in order of estimated magnitude:
•stability from maintenance-related activities evidenced by volume growth in chemicals, which had 1% sales growth for the quarter and represented 15% of total sales;
•improved demand for products used in pool construction and discretionary activities (see discussion below); and
•a benefit of approximately 2% to 3% from inflationary product cost increases, net of price deflation on some items, compared to a 1% benefit in the second quarter of 2024.
In the second quarter of 2025, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased 1% versus the same period last year, and collectively represented approximately 29% of net sales for the period. Sales of building materials, which are primarily used in new pool construction and remodeling, decreased 1% compared to the same period in 2024 and represented approximately 11% of net sales in the second quarter of 2025. Comparatively, sales of building materials decreased 10% in the second quarter of 2024 compared to the same period in 2023 and represented approximately 12% of net sales for the period.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2025	2024	Change
Gross profit	$535.2	$530.1	$5.1	1%
Gross margin	30.0%	30.0%
Gross margin remained consistent in the second quarter of 2025 compared to the second quarter of 2024, while gross profit increased 1% over the same period. Our strategic efforts to improve our supply chain, grow our private-label sales and promote value-added pricing supported our gross margin in the second quarter of 2025, which was also impacted by a less favorable customer and product mix compared to the prior year.
Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2025	2024	Change
Selling and administrative expenses	$262.5	$258.7	$3.8	1%
Operating expenses as a % of net sales	14.7%	14.6%
Selling and administrative expenses in the second quarter of 2025 were held to a 1% increase compared to the second quarter of 2024, reflecting our disciplined approach to cost management. While inflationary pressures on wages and ongoing investments in our sales center network contributed to the increase, these were largely offset by our proactive control of variable expenses. As a percentage of net sales, operating expenses were well-managed at 14.7% in the second quarter of 2025 compared to 14.6% in the same period of 2024, demonstrating our continued focus on operational efficiency.
Interest and Other Non-Operating Expenses, Net
Interest and other non-operating expenses, net for the second quarter of 2025 decreased $1.8 million compared to the second quarter of 2024. Our weighted average effective interest rate decreased to 4.6% in the second quarter of 2025 compared to 5.3% in the second quarter of 2024 on average outstanding debt of $1.1 billion and $1.0 billion for the respective periods.
Income Taxes
Our effective income tax rate was 25.4% for the three months ended June 30, 2025, compared to 25.3% for the three months ended June 30, 2024. There were no tax benefits realized from ASU 2016-09 in the quarter ended June 30, 2025, and we realized a benefit of $0.4 million in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.4% for the second quarter of 2025 and the second quarter of 2024.
Net Income and Earnings Per Share
Net income increased to $194.3 million in the second quarter of 2025 compared to $192.4 million in the second quarter of 2024. Earnings per diluted share increased 4% to $5.17 in the second quarter of 2025 compared to $4.99 in the same period of 2024.
See the reconciliation of GAAP to non-GAAP measures below.

Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net Sales

	Six Months Ended
	June 30,
(in millions)	2025	2024	Change
Net sales	$2,856.1	$2,890.6	$(34.5)	(1)%

Net sales for the first six months of 2025 decreased 1% compared to the same period last year. During the first half of 2025, our sales benefited from consistent maintenance-related activities, which were supported by stable demand for essential, non-discretionary products. In the first quarter of the year, discretionary projects were pressured from market conditions and unfavorable weather at the beginning of the year. Although the market environment remained constrained in the second quarter of 2025, we saw overall sales expansion and discretionary activities were less of a drag on overall sales.

The following factors impacted our sales and are listed in order of estimated magnitude:

•stability from maintenance-related activities evidenced by volume growth in chemicals and 1% sales growth compared to the first six months of 2024, representing 14% of our net sales;
•lower sales volumes of products used in pool construction and discretionary activities (see discussion below);
•a benefit of approximately 2% from inflationary product cost increases, net of price deflation on some items, compared to a 1% to 2% benefit in the first six months of 2024; and
•one less selling day in the first half of 2025 compared to the same period in 2024 lowered net sales by 1%.

In the first six months of 2025, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, decreased approximately 1% compared to the same period last year and collectively represented 31% of net sales in the first six months of 2025. Sales of building materials, which are primarily used in new pool construction and remodeling, decreased 3% compared to the first six months of 2024 and represented approximately 12% of net sales in the first six months of 2025.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2025	2024	Change
Gross profit	$847.5	$868.7	$(21.2)	(2)%
Gross margin	29.7%	30.1%

Gross margin declined 40 basis points to 29.7% in the six months ended June 30, 2025, compared to 30.1% in the first six months of 2024. Our gross margin in the first six months of 2024 benefited 40 basis points from the non-recurring reversal of $12.6 million for estimated import taxes. Without the 40 basis points included in our prior year gross margin, gross margin was flat year-over-year. Our gross margin in the first six months of 2025 reflects benefits from our strategic pricing and supply chain initiatives, which were offset by a less advantageous customer mix and product mix.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2025	2024	Change
Selling and administrative expenses	$497.3	$488.5	$8.8	2%
Operating expenses as a % of net sales	17.4%	16.9%

Operating expenses for the six months ended June 30, 2025 were up 2% compared to the prior year period. Expense growth was primarily driven by inflationary impacts, particularly on base wages and facility costs, and continued investments in our technology initiatives and sales center network expansion. Increases in expenses were partially offset by disciplined control of variable costs. As a percentage of net sales, operating expenses increased to 17.4% in the first six months of 2025 compared to 16.9% in the same period of 2024.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2025 decreased $4.1 million compared to the same period last year. Our weighted average effective interest rate decreased to 4.5% from 5.3% for the respective periods on average outstanding debt of $1.0 billion for both periods.

Income Taxes

Our effective income tax rate was 24.2% for the six months ended June 30, 2025, compared to 23.1% for the six months ended June 30, 2024. We recorded a $3.9 million, or $0.10 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2025, compared to a $7.8 million, or $0.20 per diluted share, tax benefit in the same period of 2024. Without the benefits from ASU 2016-09, our effective tax rate was 25.4% for the six months ended June 30, 2025, and 25.3% for the six months ended June 30, 2024.

Net Income and Earnings Per Share

Net income decreased 9% to $247.8 million for the six months ended June 30, 2025, compared to $271.3 million for the six months ended June 30, 2024. Earnings per diluted share decreased 7% to $6.57 for the six months ended June 30, 2025, versus $7.03 per diluted share for the six months ended June 30, 2024. Without the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 5% to $6.47 for the six months ended June 30, 2025, compared to $6.83 for the six months ended June 30, 2024. See the reconciliation of GAAP to non-GAAP measures below.

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
The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
Diluted EPS	$5.17	$4.99	$6.57	$7.03
ASU 2016-09 tax benefit	—	(0.01)	(0.10)	(0.20)
Adjusted diluted EPS	$5.17	$4.98	$6.47	$6.83

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

(Unaudited)	QUARTER
(in thousands)	2025		2024				2023
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,784,530	$1,071,526	$987,480	$1,432,879	$1,769,784	$1,120,810	$1,003,050	$1,474,407
Gross profit	535,161	312,369	290,244	416,403	530,141	338,560	293,775	428,731
Operating income	272,670	77,538	60,651	176,353	271,481	108,720	79,344	194,443
Net income	194,258	53,545	37,300	125,701	192,439	78,885	51,437	137,843

Balance Sheet Data
Total receivables, net	$576,804	$497,076	$314,861	$425,693	$577,529	$527,175	$342,910	$461,582
Product inventories, net	1,330,221	1,460,680	1,289,300	1,180,491	1,295,600	1,496,947	1,365,466	1,259,308
Accounts payable	529,316	890,167	525,235	401,702	515,645	907,806	508,672	429,436
Total debt	1,229,919	1,025,090	950,356	923,829	1,116,553	979,177	1,053,320	1,033,897

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2025 and 2024 Results

Weather conditions in the second quarter of 2025 were marked by above-average temperatures and higher-than-normal precipitation. Warm conditions generally supported seasonal trends, though localized disruptions occurred due to severe storms, flash flooding and tornado outbreaks, particularly in April and May. Around mid-June, we observed intense heat across many regions, further supporting demand in key markets. Overall, while weather patterns were variable, we believe that the net impact on our results was broadly neutral. In the second quarter of 2024, weather across the U.S. was mixed, with wetter conditions in the central regions and Texas, drier conditions in the West, and warmer-than-average temperatures, especially in June, supporting maintenance activities and leading to varied impacts across our markets.
Weather conditions in the first quarter of 2025 were mixed across our key markets. Early January snowstorms and overall cooler temperatures through much of February negatively impacted early season sales activity. While March brought warmer and drier weather, these improvements provided only partial relief to our sales trends and were insufficient to offset the slower start to the quarter. During the first quarter of 2024, above-average temperatures in some regions, including California, contributed positively to economic activities. However, the adverse effects of cooler and wetter weather in Florida and the Southeast, and excessive precipitation in Texas and the Northeast, outweighed the positives, resulting in an overall unfavorable impact on net sales.
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

Sources and Uses of Cash
The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2025	2024
(Used in) provided by operating activities	$(1,544)	$172,102
Used in investing activities	(28,463)	(38,345)
Provided by (used in) financing activities	33,145	(100,034)
Net cash used in operations was $1.5 million in the first six months of 2025 compared to net cash provided by operations of $172.1 million in the first six months of 2024. The difference in cash flow primarily relates to a $68.5 million federal tax payment, which was deferred from 2024, a headwind from our increased investments in inventory in the first six months of 2025, and lower net income.
Net cash used in investing activities for the first six months of 2025 decreased $9.9 million compared to the first six months of 2024, primarily due to a reduction of $7.5 million in net capital expenditures and a $4.4 million decline in acquisition costs.
Net cash provided by financing activities was $33.1 million for the first six months of 2025 compared to net cash used in financing activities of $100.0 million for the first six months of 2024, primarily reflecting our receipt of $279.2 million of net debt proceeds in the first six months of 2025 versus $62.9 million of net debt proceeds in the first six months of 2024, partially offset by a $76.2 million increase in share repurchases.
Future Sources and Uses of Cash
To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Fourth Amended and Restated Credit Facility (the Credit Facility), the term facility provided under the below-defined Term Agreement (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2024 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Credit Facility
Our Credit Facility, as recently amended on July 10, 2025, provides for $1.3 billion in borrowing capacity consisting of an $800.0 million unsecured revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes an accordion feature permitting us to request one or more incremental term loans or revolving credit facility commitment increases up to $250.0 million and sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month Term SOFR, plus an applicable margin. The term loan requires quarterly amortization payments commencing on September 30, 2027, with all remaining principal due on September 30, 2029. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.
At June 30, 2025, there was $354.8 million of revolving borrowings outstanding, a $450.0 million term loan, $15.1 million of standby letters of credit outstanding and $430.1 million available for borrowing.  The weighted average effective interest rate for the Credit Facility as of June 30, 2025, was approximately 4.1%, excluding commitment fees and including the impact of our interest rates swaps.
Following the recent amendment to the Credit Facility on July 10, 2025, there was $380.0 million of revolving borrowings outstanding, a $500.0 million term loan, $14.4 million of standby letters of credit outstanding and $405.6 million available for borrowing.
Term Facility
Our Term Facility, as recently amended on July 10, 2025, provides for $90.0 million in borrowing capacity. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. We pay interest on borrowings under the Term Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility beginning in the third quarter of 2027, with the final principal repayment due on

September 30, 2029. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.
At June 30, 2025, there was $90.0 million outstanding under the Term Facility with a weighted average effective interest rate of 5.6%.
Receivables Securitization Facility
Our two-year accounts receivable securitization facility (the Receivables Facility) offers us a low-cost form of financing. Under this facility, we can borrow up to $375.0 million between April through May and from $210.0 million to $350.0 million during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Receivables Facility matures on October 30, 2026.
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
At June 30, 2025, there was $320.1 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.3%, excluding commitment fees.
Financial Covenants
Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants.  As of June 30, 2025, the calculations of these two covenants are detailed below:
•Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00.  Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of June 30, 2025, our average total leverage ratio equaled 1.47 (compared to 1.47 as of March 31, 2025) and the TTM average total indebtedness amount used in this calculation was $965.5 million.
•Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00.  Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility).  As of June 30, 2025, our fixed charge ratio equaled 4.90 (compared to 4.89 as of March 31, 2025) and TTM Rental Expense was $108.9 million.
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

As of June 30, 2025, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.
Compliance and Future Availability
As of June 30, 2025, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility.  We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months.  For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2024 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.
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
As of July 24, 2025, $515.7 million remained available to purchase shares of our common stock under our current Board-approved share repurchase program.  We expect to repurchase shares on the open market from time to time subject to market conditions.  We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
There have been no material changes in our exposure to interest rate risk during the six months ended June 30, 2025, from what we reported in our 2024 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2024 Annual Report on Form 10-K.
Currency Risk
There have been no material changes in our exposure to currency risk during the six months ended June 30, 2025 from what we reported in our 2024 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2024 Annual Report on Form 10-K.
Item 4.  Controls and Procedures
The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act).  The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.  As of June 30, 2025, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures.  Based on that evaluation, management, including our CEO and CFO, concluded that as of June 30, 2025, our disclosure controls and procedures were effective.
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
Item 1A.  Risk Factors
Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.
Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds
The table below summarizes the repurchases of our common stock in the second quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan(2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2025	64,579	$309.50	64,573	$600,000,000
May 1-31, 2025	110,951	$297.01	110,860	$567,076,117
June 1-30, 2025	175,170	$293.38	175,170	$515,684,868
Total	350,700	$297.50	350,603
(1)Includes 97 shares of our common stock surrendered to us during the second quarter of 2025 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.
(2)In April 2025, our Board authorized an additional $309.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of July 24, 2025, $515.7 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.
Our Board may declare future dividends at their discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility and Term Facility, see the “Liquidity and Capital Resources” section of Management’s Discussion and Analysis in Part I, Item 2 of this Form 10-Q. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.
Item 5. Other Information
During the quarter ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6.  Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		Fourth Amended and Restated Credit Agreement dated July 10, 2025, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.		8-K	000-26640	7/14/2025
10.2		Fourth Amendment to Credit Agreement dated July 10, 2025, by and among Pool Corporation, as Borrower, the guarantors party thereto, and Bank of America, N.A., as lender.		8-K	000-26640	7/14/2025
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X
+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):
1.Consolidated Statements of Income for the three and six months ended June 30, 2025 and June 30, 2024;
2.Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and June 30, 2024;
3.Consolidated Balance Sheets at June 30, 2025, December 31, 2024 and June 30, 2024;
4.Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and June 30, 2024;

5.Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2025 and June 30, 2024; and
6.Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 30, 2025.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant