Form 10-Q
period 2025-09-30
POOL CORP
filed 2025-10-29
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

or

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

As of October 24, 2025, there were 37,249,484 shares of the registrant's common stock outstanding.

POOL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2025

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,451,131	$1,432,879	$4,307,187	$4,323,474
Cost of sales	1,021,948	1,016,476	3,030,474	3,038,370
Gross profit	429,183	416,403	1,276,713	1,285,104
Selling and administrative expenses	251,196	240,050	748,518	728,550
Operating income	177,987	176,353	528,195	556,554
Interest and other non-operating expenses, net	12,004	12,355	35,387	39,818
Income before income taxes and equity in earnings	165,983	163,998	492,808	516,736
Provision for income taxes	38,985	38,361	118,048	119,891
Equity in earnings of unconsolidated investments, net	15	64	56	180
Net income	$127,013	$125,701	$374,816	$397,025

Earnings per share attributable to common stockholders:
Basic	$3.41	$3.29	$10.01	$10.37
Diluted	$3.40	$3.27	$9.97	$10.30
Weighted average common shares outstanding:
Basic	37,090	37,983	37,272	38,104
Diluted	37,223	38,187	37,420	38,330

Cash dividends declared per common share	$1.25	$1.20	$3.70	$3.50

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$127,013	$125,701	$374,816	$397,025
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(1,632)	5,066	15,653	(3,286)
Unrealized loss on interest rate swaps, net of the change in taxes of $584, $2,192, $2,289 and $1,909	(1,753)	(6,577)	(6,868)	(5,727)
Total other comprehensive (loss) income	(3,385)	(1,511)	8,785	(9,013)
Comprehensive income	$123,628	$124,190	$383,601	$388,012

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	September 30,	December 31,
	2025	2024	2024
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$128,483	$91,347	$77,862
Receivables, net	138,072	119,538	115,835
Receivables pledged under receivables facility	305,537	306,155	199,026
Product inventories, net	1,223,809	1,180,491	1,289,300
Prepaid expenses and other current assets	53,138	43,168	47,091
Total current assets	1,849,039	1,740,699	1,729,114

Property and equipment, net	267,408	243,308	251,324
Goodwill	705,266	700,147	698,910
Other intangible assets, net	285,409	292,722	290,732
Equity interest investments	1,514	1,434	1,439
Operating lease assets	319,898	309,648	314,853
Other assets	72,137	79,431	81,812
Total assets	$3,500,671	$3,367,389	$3,368,184

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$457,319	$401,702	$525,235
Accrued expenses and other current liabilities	147,122	185,118	171,194
Short-term borrowings and current portion of long-term debt	12,881	44,683	49,473
Current operating lease liabilities	102,189	95,412	98,284
Total current liabilities	719,511	726,915	844,186

Deferred income taxes	79,101	65,106	81,408
Long-term debt, net	1,049,121	879,146	900,883
Other long-term liabilities	47,342	43,612	44,959
Non-current operating lease liabilities	225,706	220,101	223,283
Total liabilities	2,120,781	1,934,880	2,094,719

Stockholders’ equity:
Common stock, 0.001 par value; 100,000,000 shares authorized; 37,315,849, 38,083,401 and 37,691,942 shares issued and outstanding at September 30, 2025, September 30, 2024 and December 31, 2024, respectively	37	38	38
Additional paid-in capital	665,203	632,523	638,615
Retained earnings	719,529	802,379	648,476
Accumulated other comprehensive loss	(4,879)	(2,431)	(13,664)
Total stockholders’ equity	1,379,890	1,432,509	1,273,465
Total liabilities and stockholders’ equity	$3,500,671	$3,367,389	$3,368,184

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2025	2024
Operating activities
Net income	$374,816	$397,025
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	30,438	26,848
Amortization	6,598	6,514
Share-based compensation	17,385	14,391
Equity in earnings of unconsolidated investments, net	(56)	(180)
Other	459	3,123
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(123,914)	(80,362)
Product inventories	77,407	181,326
Prepaid expenses and other assets	73,226	57,151
Accounts payable	(69,794)	(109,021)
Accrued expenses and other liabilities	(100,822)	(8,196)
Net cash provided by operating activities	285,743	488,619

Investing activities
Acquisition of businesses, net of cash acquired	(7,116)	(4,435)
Purchases of property and equipment, net of sale proceeds	(48,123)	(45,951)
Other investments, net	(508)	944
Net cash used in investing activities	(55,747)	(49,442)

Financing activities
Proceeds from revolving line of credit	1,417,100	1,146,900
Payments on revolving line of credit	(1,390,400)	(1,274,400)
Proceeds from term loan under credit facility	125,000	—
Payments on term loan under credit facility	(87,500)	(18,750)
Proceeds from asset-backed financing	437,600	623,900
Payments on asset-backed financing	(370,400)	(606,300)
Payments on term facility	(19,938)	—
Proceeds from short-term borrowings and current portion of long-term debt	17,431	8,873
Payments on short-term borrowings and current portion of long-term debt	(16,523)	(8,643)
Payments of deferred financing costs	(1,397)	(1,731)
Proceeds from stock issued under share-based compensation plans	9,203	11,955
Payments of cash dividends	(138,664)	(134,181)
Repurchases of common stock	(163,884)	(159,408)
Net cash used in financing activities	(182,372)	(411,785)
Effect of exchange rate changes on cash and cash equivalents	2,997	(2,585)
Change in cash and cash equivalents	50,621	24,807
Cash and cash equivalents at beginning of period	77,862	66,540
Cash and cash equivalents at end of period	$128,483	$91,347

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465
Net income	—	—	—	53,545	—	53,545
Foreign currency translation	—	—	—	—	3,927	3,927
Interest rate swaps, net of the change in taxes $970	—	—	—	—	(2,911)	(2,911)
Repurchases of common stock, net of retirements	(169)	—	—	(56,530)	—	(56,530)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of stock under share-based compensation plans	137	—	6,383	—	—	6,383
Declaration of cash dividends	—	—	—	(45,243)	—	(45,243)
Balance at March 31, 2025	37,660	$38	$651,053	$600,248	$(12,648)	$1,238,691
Net income	—	—	—	194,258	—	194,258
Foreign currency translation	—	—	—	—	13,358	13,358
Interest rate swaps, net of the change in taxes of $735	—	—	—	—	(2,204)	(2,204)
Repurchases of common stock, net of retirements	(351)	(1)	—	(105,322)	—	(105,323)
Share-based compensation	—	—	6,895	—	—	6,895
Issuance of stock under share-based compensation plans	5	—	397	—	—	397
Declaration of cash dividends	—	—	—	(46,954)	—	(46,954)
Balance at June 30, 2025	37,314	$37	$658,345	$642,230	$(1,494)	$1,299,118
Net income	—	—	—	127,013	—	127,013
Foreign currency translation	—	—	—	—	(1,632)	(1,632)
Interest rate swaps, net of the change in taxes of $584	—	—	—	—	(1,753)	(1,753)
Repurchases of common stock, net of retirements	(11)	—	—	(3,208)	—	(3,208)
Share-based compensation	—	—	4,435	—	—	4,435
Issuance of stock under share-based compensation plans	13	—	2,423	—	—	2,423
Declaration of cash dividends	—	—	—	(46,506)	—	(46,506)
Balance at September 30, 2025	37,316	$37	$665,203	$719,529	$(4,879)	$1,379,890

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2023	38,355	$38	$606,177	$699,990	$6,582	$1,312,787
Net income	—	—	—	78,885	—	78,885
Foreign currency translation	—	—	—	—	(3,668)	(3,668)
Interest rate swaps, net of the change in taxes of $(742)	—	—	—	—	2,226	2,226
Repurchases of common stock, net of retirements	(41)	—	—	(16,304)	—	(16,304)
Share-based compensation	—	—	5,328	—	—	5,328
Issuance of stock under share-based compensation plans	148	—	8,773	—	—	8,773
Declaration of cash dividends	—	—	—	(42,343)	—	(42,343)
Balance at March 31, 2024	38,462	$38	$620,278	$720,228	$5,140	$1,345,684
Net income	—	—	—	192,439	—	192,439
Foreign currency translation	—	—	—	—	(4,684)	(4,684)
Interest rate swaps, net of the change in taxes of $459	—	—	—	—	(1,376)	(1,376)
Repurchases of common stock, net of retirements	(181)	—	—	(68,519)	—	(68,519)
Share-based compensation	—	—	5,016	—	—	5,016
Issuance of stock under share-based compensation plans	8	—	1,053	—	—	1,053
Declaration of cash dividends	—	—	—	(45,944)	—	(45,944)
Balance at June 30, 2024	38,289	$38	$626,347	$798,204	$(920)	$1,423,669
Net income	—	—	—	125,701	—	125,701
Foreign currency translation	—	—	—	—	5,066	5,066
Interest rate swaps, net of the change in taxes of $2,192	—	—	—	—	(6,577)	(6,577)
Repurchases of common stock, net of retirements	(219)	—	—	(75,632)	—	(75,632)
Share-based compensation	—	—	4,047	—	—	4,047
Issuance of stock under share-based compensation plans	13	—	2,129	—	—	2,129
Declaration of cash dividends	—	—	—	(45,894)	—	(45,894)
Balance at September 30, 2024	38,083	$38	$632,523	$802,379	$(2,431)	$1,432,509

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

A description of our significant accounting policies is included in our 2024 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2024 Annual Report on Form 10-K. The results for our three and nine months ended September 30, 2025 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2025.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. We record all excess tax benefits as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on restricted stock awards lapse. In the third quarter of 2025, we recorded an excess tax benefit of $0.3 million compared to $0.5 million in the third quarter of 2024. For the nine months ended September 30, 2025, we recorded an excess tax benefit of $4.2 million compared to $8.3 million in the nine months ended September 30, 2024.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., including a broad range of tax reform provisions. We currently do not expect the changes resulting from the OBBBA to have a material impact on our results of operations.

Retained Earnings

We account for the retirement of repurchased shares as a reduction of Retained earnings. As of September 30, 2025, the Retained earnings on our Consolidated Balance Sheets reflects (i) cumulative net income, (ii) the cumulative impact of adjustments for changes in accounting pronouncements, (iii) share retirements since the inception of our share repurchase programs of $2.9 billion and (iv) cumulative dividends of $1.4 billion.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2025	2024	2024
Foreign currency translation adjustments	$(13,435)	$(15,985)	$(29,088)
Unrealized gains on interest rate swaps, net of tax	8,556	13,554	15,424
Accumulated other comprehensive loss	$(4,879)	$(2,431)	$(13,664)

Recent Accounting Pronouncements Pending Adoption

The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the Financial Accounting Standards Board (FASB) issued ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements.

		For annual periods beginning after December 15, 2027, including interim periods within those fiscal years. The ASU may be adopted on a prospective or retrospective basis with early adoption permitted.	We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures.
ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets

In June 2025, the FASB issued ASU 2025-05, Financial Instruments — Credit Losses (Topic 326): Modifications to Receivable and Contract Assets, which reduces the cost and complexity of applying the current expected credit loss model to current accounts receivable and current contract assets for public business entities through a practical expedient to assume that current conditions as of the balance sheet date will continue for the remaining life of those assets.

		For annual periods beginning after December 15, 2025, including interim periods within those fiscal years. The ASU may be adopted on a prospective basis with early adoption permitted.	We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements or related disclosures.
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

We are currently evaluating the impact that the adoption of this standard will have on our disclosures.
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

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based payment awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 184,000 for the three and nine months ended September 30, 2025 and 206,000 for the three and nine months ended September 30, 2024.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net income	$127,013	$125,701	$374,816	$397,025
Amounts allocated to participating securities	(626)	(654)	(1,847)	(2,071)
Net income attributable to common stockholders	$126,387	$125,047	$372,969	$394,954

Weighted average common shares outstanding:
Basic	37,090	37,983	37,272	38,104
Effect of dilutive securities:
Stock options and employee stock purchase plan	133	204	148	226
Diluted	37,223	38,187	37,420	38,330

Earnings per share attributable to common stockholders:
Basic	3.41	$3.29	10.01	$10.37
Diluted	3.40	$3.27	9.97	$10.30

Anti-dilutive stock options excluded from diluted earnings per share computations (¹)	188	88	190	57

(1)
Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 3 – Acquisitions

In August 2025, we acquired the distribution assets of Great Plains Supply Pool and Spa Products, a wholesale distributor of swimming pool products and supplies, adding one location in Kansas and one location in Texas.

In May 2024, we acquired the distribution assets of Swimline Distributors, Inc., a wholesale distributor of swimming pool products and supplies, adding one location in Georgia.

In January 2024, we acquired the distribution assets of Shoreline Pool Distribution, a wholesale distributor of swimming pool products and supplies, adding one location in Mississippi.

We have completed our accounting for these acquisitions, subject to adjustments for standard holdback provisions per the terms of the purchase agreements, which are not material.

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
•
inputs other than quoted prices that are observable for the asset or liability; or
•
inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at September 30,
	Input Level	Classification	2025	2024
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$—	$1,905
Unrealized gains on interest rate swaps	Level 2	Other assets	11,453	16,213
Deferred compensation plan asset	Level 1	Other assets	19,535	18,179

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$19,535	$18,179

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

Our interest rate swaps in effect during the first nine months of 2025 were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. We recorded changes in the estimated fair value of these interest rate swap contracts to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

We currently have two swap contracts in place. The following table provides additional details related to these swap contracts:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Interest rate swap 1	March 9, 2020	September 29, 2022	February 26, 2027	$150.0	0.6690%
Interest rate swap 2	March 9, 2020	February 28, 2025	February 26, 2027	$150.0	0.7630%

One of our interest rate swap contracts terminated on February 28, 2025. The following table provides additional details related to this former swap contract:

Derivative	Inception Date	Effective Date	Termination Date	Notional Amount (in millions)	Fixed Interest Rate
Former interest rate swap 1	February 5, 2020	February 26, 2021	February 28, 2025	$150.0	1.3260%

For the interest rate swap contracts in effect at September 30, 2025, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and nine-month periods ended September 30, 2025 or September 30, 2024.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2025	2024
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$12,881	$13,433
Current portion of term loans under credit facility	—	31,250
Short-term borrowings and current portion of long-term debt	$12,881	$44,683

Long-term portion:
Revolving credit facility	$221,300	$125,000
Term loan under credit facility	500,000	437,500
Term facility	90,000	109,938
Receivables securitization facility	241,300	209,300
Less: financing costs, net	3,479	2,592
Long-term debt, net	1,049,121	879,146
Total debt	$1,062,002	$923,829

Credit Facility

Our Credit Facility provides for $1.3 billion in borrowing capacity consisting of an $800.0 million revolving credit facility and a $500.0 million term loan facility. Under our Credit Facility at September 30, 2025, there was $221.3 million of revolving borrowings outstanding, a $500.0 million term loan, $14.4 million of standby letters of credit outstanding and $564.3 million available for borrowing.

On July 10, 2025, we entered into the Fourth Amended and Restated Credit Agreement (the Amended Agreement), by and among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The Amended Agreement amends and restates the terms of our predecessor credit agreement principally by refinancing the predecessor $500.0 million term loan, extending the term loan maturity date from September 26, 2026 to September 30, 2029 and removing the term secured overnight financing rate (Term SOFR) adjustment of 0.10%. Under the Amended Agreement, the term loan requires quarterly amortization payments commencing on September 30, 2027, with all remaining principal due on September 30, 2029. Revolving and term loan borrowings under the Amended Agreement continue to bear interest at a variable rate based on one-month Term SOFR, plus an applicable margin.

Otherwise, the Amended Agreement retains the core features of the predecessor credit agreement, including:

•
$1.3 billion in borrowing capacity, consisting of:
o
an $800.0 million revolving credit facility;
o
a $500.0 million term loan facility;
•
an accordion feature permitting us to request one or more incremental term loans or revolving credit facility commitment increases up to $250.0 million;
•
an option permitting us to extend the maturity date of the revolving credit facility up to two years, subject to various conditions and restrictions; and
•
sublimits for the issuance of swingline loans and standby letters of credit.

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

Term Facility

Under our Term Facility, there was $90.0 million outstanding at September 30, 2025.

On July 10, 2025, we also entered into the Fourth Amendment to Credit Agreement, by and among us, as Borrower, the guarantors party thereto, and Bank of America, N.A., as lender (the Fourth Amendment), which amends that certain Credit Agreement by and among us, as borrower, the guarantors party thereto and Bank of America, N.A., as lender, dated as of December 30, 2019, as amended by that certain First Amendment to Credit Agreement dated October 12, 2021, that certain Second Amendment to Credit Agreement, dated June 30, 2023, and that certain Third Amendment to Credit Agreement, dated September 30, 2024 (as amended, the Term Agreement). The Fourth Amendment principally extends the maturity of the term loan under the Term Agreement from December 30, 2026 to September 30, 2029 to be concurrent with the maturity of the loans under the Amended Agreement and removes the Term SOFR adjustment of 0.10%. Term loan borrowings under the Term Agreement bear interest at a variable rate based on one-month Term SOFR, plus an applicable margin. Under the Term Agreement, the term loan is repaid in quarterly installments of 1.250% of the term loan on the last business day of each quarter beginning in the third quarter of 2027 with the final principal repayment due September 30, 2029.

Receivables Securitization Facility

Under our Receivables Securitization Facility, there was $241.3 million outstanding at September 30, 2025.

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

Note 6 - Segment Information

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment and one reportable revenue stream. These similarities include (i) the nature of our products and services, (ii) the types of customers served and (iii) the distribution methods we use. Our chief operating decision maker (CODM) is our president and chief executive officer. Our CODM evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income, accounts receivable and inventory management criteria. The accounting policies for our segment are the same as those described in Note 1 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2024 Annual Report on Form 10-K and in Note 1 above.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	$1,451,131	$1,432,879	$4,307,187	$4,323,474
Cost of sales	1,021,948	1,016,476	3,030,474	3,038,370
Gross profit	429,183	416,403	1,276,713	1,285,104
Compensation expenses	127,737	119,855	383,921	370,019
Freight out expenses	24,801	27,109	70,573	73,334
Other selling and administrative expenses	98,658	93,086	294,024	285,197
Operating income	177,987	176,353	528,195	556,554

Reconciliation:
Interest and other non-operating expenses, net	12,004	12,355	35,387	39,818
Income before income taxes and equity in earnings	$165,983	$163,998	$492,808	$516,736

The tables below present supplemental information for our segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Depreciation	$10,634	$9,257	$30,438	$26,848
Amortization	2,286	2,313	6,598	6,514

	September 30,
	2025	2024
Receivables, net	$138,072	$119,538
Receivables pledged under receivables facility	305,537	306,155
Product inventories, net	1,223,809	1,180,491

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

OVERVIEW

Financial Results

Third quarter ended September 30, 2025 compared to the third quarter ended September 30, 2024

Net sales increased 1% in the third quarter of 2025. We continued to support sustained customer demand for maintenance products and were pleased to see continuous improvement in sales for our building materials products.

Gross profit grew by $12.8 million and gross margin increased 50 basis points to 29.6% compared to 29.1% in the same period of 2024. Gross margin benefited from mid-season price increases, continued progress on our pricing optimization initiatives and our continued focus on supply chain management.

Selling and administrative expenses (operating expenses) increased 5% compared to the third quarter of 2024, reflecting higher employee-related and facility costs due to sales center network expansion and inflationary pressures, as well as ongoing investments in our customer-facing technology initiatives.

Operating income increased $1.6 million compared to the third quarter of 2024. Operating margin was 12.3% in both the third quarter of 2025 and the third quarter of 2024.

Net income increased to $127.0 million compared to $125.7 million in the third quarter of 2024.

Earnings per diluted share increased 4% to $3.40 in the third quarter of 2025 compared to $3.27 in the same period of 2024. We recorded a $0.3 million, or $0.01 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in the third quarter of 2025 compared to a tax benefit of $0.5 million, or $0.01 per diluted share, realized in the same period of 2024. Adjusting for the impact from ASU 2016-09 in both periods, earnings per diluted share increased 4% to $3.39 compared to $3.26 in the third quarter of 2024. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

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

Financial Position and Liquidity

As of September 30, 2025, total net receivables, including pledged receivables, increased 4% compared to September 30, 2024, primarily due to higher sales in September 2025. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 25.9 days at September 30, 2025 and 26.7 days at September 30, 2024. Our allowance for doubtful accounts balance was $8.3 million at September 30, 2025 and $10.0 million at September 30, 2024.

Our inventory balance was $1.2 billion at September 30, 2025, an increase of $43.3 million, or 4%, from September 30, 2024, reflecting increases from inflation (including mid-season vendor price increases), new and acquired sales centers and strategic inventory purchases. Our inventory reserve was $29.0 million at September 30, 2025 and $28.6 million at September 30, 2024. Our inventory turns, as calculated on a trailing four quarters basis, were 2.8 times at both September 30, 2025 and September 30, 2024.

Total debt outstanding increased $138.2 million to $1.1 billion at September 30, 2025, primarily to fund open market share repurchases of $159.1 million in the first nine months of 2025.

For additional information, see “Liquidity and Capital Resources” below.

Current Trends and Outlook

For a detailed discussion of trends impacting us through 2024, see the Current Trends and Outlook section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

We expect sales for the full year of 2025 to be relatively flat compared to 2024. We primarily source our products domestically and expect that U.S. tariffs announced so far in 2025 and their resulting price increases will positively impact net sales by approximately 1%, contributing to an estimated benefit of 2% from price for the full year of 2025.

We expect gross margin for the full year of 2025 to be in line with our 2024 gross margin of 29.7%. Our efforts in pricing optimization and supply chain initiatives are expected to mitigate headwinds from less favorable product and customer mix that are currently pressuring our ability to attain our long-term gross margin target of 30.0%.

We expect to leverage our existing infrastructure and strategically manage discretionary spending while continuing to invest in our sales center network and consumer-facing technology initiatives. We project that our operating expenses for 2025 will increase around 3% compared to 2024.

In 2025, we expect our effective tax rate will be around 25.0% without the impact of ASU 2016-09. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $4.2 million, or $0.11 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2025. We may recognize additional tax benefits related to stock option exercises during the fourth quarter of 2025. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of September 30, 2025.

We expect 2025 diluted EPS in the range of $10.81 to $11.31, including the impact of year-to-date tax benefits of $0.11. We expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases under our Board-authorized share repurchase program.

The forward-looking statements in the foregoing section and elsewhere in this report are based on current market conditions and our current business plans, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties, including the risks detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024. See “Cautionary Statement for Forward-Looking Statements.”

RESULTS OF OPERATIONS

As of September 30, 2025, we conducted operations through 454 sales centers in North America, Europe and Australia. For the nine months ended September 30, 2025, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.4	70.9	70.4	70.3
Gross profit	29.6	29.1	29.6	29.7
Selling and administrative expenses	17.3	16.8	17.4	16.9
Operating income	12.3	12.3	12.3	12.9
Interest and other non-operating expenses, net	0.8	0.9	0.8	0.9
Income before income taxes and equity in earnings	11.4%	11.4%	11.4%	12.0%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2025 and 2024 in our consolidated results since the acquisition dates.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

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

We have not provided separate base business income statements within this Form 10-Q as our base business results for the three and nine-month periods ended September 30, 2025 closely approximated consolidated results for the same period. Acquired and new market sales centers excluded from base business contributed less than 1% to the change in our reported net sales.

The table below summarizes the changes in our sales center count during the first nine months of 2025:

December 31, 2024	448
Acquired locations	2
New locations	6
Closed/Consolidated locations	(2)
September 30, 2025	454

Net Sales

	Three Months Ended
	September 30,
(in millions)	2025	2024	Change
Net sales	$1,451.1	$1,432.9	$18.2	1%

Net sales of $1.5 billion in the third quarter of 2025 increased 1% compared to $1.4 billion in the third quarter of 2024. Recurring maintenance product sales were stable, and we saw growth in sales of building materials products.

The following factors impacted our sales during the quarter and are listed in order of estimated magnitude:

•
steady maintenance product sales;
•
improved demand for building materials products (see discussion below); and
•
a benefit of 2% from inflationary product cost increases, net of price deflation on some items, compared to a 1% benefit in the third quarter of 2024.

In the third quarter of 2025, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased 4% versus the same period last year, and collectively represented approximately 29% of net sales for the period. The increase in sales of equipment reflects benefits from price and some increase from volumes sold of maintenance-related products. Sales of building materials, which are primarily used in new pool construction and remodeling, increased 4% compared to the same period in 2024 and represented approximately 11% of net sales in the third quarter of 2025.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2025	2024	Change
Gross profit	$429.2	$416.4	$12.8	3%
Gross margin	29.6%	29.1%

Gross margin improved by 50 basis points to 29.6% in the third quarter of 2025 compared to 29.1% in the third quarter of 2024, while gross profit increased 3% over the same period. The expansion of our gross margin was driven by mid-season price increases, ongoing pricing optimization efforts and disciplined supply chain management, amid continued headwinds from customer mix.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2025	2024	Change
Selling and administrative expenses	$251.2	$240.1	$11.1	5%
Operating expenses as a % of net sales	17.3%	16.8%

Selling and administrative expenses in the third quarter of 2025 increased 5% compared to the third quarter of 2024, primarily driven by higher employee-related and facility costs due to sales center network expansion and inflationary pressures, as well as ongoing investments in our customer-facing technology initiatives. These increases were partially offset by reductions in variable costs.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2025 decreased $0.4 million compared to the third quarter of 2024. Our weighted average effective interest rate decreased to 4.5% in the third quarter of 2025 compared to 5.2% in the third quarter of 2024 on average outstanding debt of $1.1 billion and $946.1 million for the respective periods.

Income Taxes

Our effective income tax rate was 23.5% for the three months ended September 30, 2025 compared to 23.4% for the three months ended September 30, 2024. We recorded a $0.3 million, or $0.01 per diluted share, tax benefit from ASU 2016-09 in the quarter ended September 30, 2025 compared to a benefit of $0.5 million, or $0.01 per diluted share, in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 23.7% in both the third quarter of 2025 and the third quarter of 2024. Our third quarter effective income tax rate is historically lower compared to other quarters due to the annual expiration of statutes of limitations in the various jurisdictions where we have recorded uncertain tax positions.

Net Income and Earnings Per Share

Net income increased to $127.0 million in the third quarter of 2025 compared to $125.7 million in the third quarter of 2024. Earnings per diluted share increased 4% to $3.40 in the third quarter of 2025 compared to $3.27 in the same period of 2024. Adjusting for the impact from ASU 2016-09 in both periods, earnings per diluted share increased 4% to $3.39 compared to $3.26 in the third quarter of 2024.

See the reconciliation of GAAP to non-GAAP measures below.

Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Change
Net sales	$4,307.2	$4,323.5	$(16.3)	(0)%

Net sales for the first nine months of 2025 remained consistent with net sales for the same period last year. Despite ongoing macroeconomic constraints in the first nine months of 2025, non-discretionary spending remained steady, while discretionary activities improved sequentially. In the first quarter of the year, discretionary projects remained pressured from macroeconomic conditions and unfavorable weather. In the second quarter of 2025, we saw sales expansion compared to the second quarter of 2024 and discretionary activities were less of a drag on overall sales. Net sales also increased in the third quarter of 2025 from the third quarter of 2024, supported by price, sustained demand for maintenance products and growth in sales of building materials products from the same period of the prior year.

The following factors impacted our sales in the first nine months of 2025 and are listed in order of estimated magnitude:

•
stable maintenance product sales;
•
lower sales volume of products used in pool construction and discretionary activities (see discussion below); and
•
a benefit of approximately 2% from inflationary product cost increases, net of price deflation on some items, compared to a 1% benefit in the first nine months of 2024.

In the first nine months of 2025, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased approximately 1% compared to the same period last year and collectively represented 30% of net sales in the first nine months of 2025. The increase in sales of equipment reflects benefits from price and some increase from volumes sold of maintenance-related products. Sales of building materials, which are primarily used in new pool construction and remodeling, decreased 1% compared to the first nine months of 2024 and represented approximately 12% of net sales in the first nine months of 2025.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Change
Gross profit	$1,276.7	$1,285.1	$(8.4)	(1)%
Gross margin	29.6%	29.7%

Gross margin declined 10 basis points to 29.6% in the nine months ended September 30, 2025 compared to 29.7% in the first nine months of 2024. Gross margin in the first nine months of 2024 benefited 30 basis points from the non-recurring reversal of $12.6 million for estimated import taxes. In the first nine months of 2025, our gross margin reflected positive impacts from our strategic pricing and supply chain initiatives, partially offset by a less advantageous customer and product mix and the absence of the non-recurring import tax reversal recognized in the prior year.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2025	2024	Change
Selling and administrative expenses	$748.5	$728.6	$19.9	3%
Operating expenses as a % of net sales	17.4%	16.9%

Operating expenses for the nine months ended September 30, 2025 were up 3% compared to the prior year period. Expense growth was primarily driven by inflationary impacts, particularly on base wages and facility costs, and continued investments in our technology initiatives and sales center network expansion.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2025 decreased $4.4 million compared to the same period last year. Our weighted average effective interest rate decreased to 4.5% from 5.2% for the respective periods on average outstanding debt of $1.0 billion for both the nine months ended September 30, 2025 and nine months ended September 30, 2024.

Income Taxes

Our effective income tax rate was 24.0% for the nine months ended September 30, 2025 compared to 23.2% for the nine months ended September 30, 2024. We recorded a $4.2 million, or $0.11 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2025 compared to an $8.3 million, or $0.21 per diluted share, tax benefit in the same period of 2024. Without the benefits from ASU 2016-09, our effective tax rate was 24.8% for both the nine months ended September 30, 2025 and the nine months ended September 30, 2024.

Net Income and Earnings Per Share

Net income decreased 6% to $374.8 million for the nine months ended September 30, 2025 compared to $397.0 million for the nine months ended September 30, 2024. Earnings per diluted share decreased 3% to $9.97 for the nine months ended September 30, 2025 versus $10.30 per diluted share for the nine months ended September 30, 2024. Adjusting for the impact from ASU 2016-09 in both periods, earnings per diluted share decreased 2% to $9.86 for the nine months ended September 30, 2025 compared to $10.09 for the nine months ended September 30, 2024. See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

The non-GAAP measure described below should be considered in the context of all of our other disclosures in this Form 10-Q.

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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
Diluted EPS	$3.40	$3.27	$9.97	$10.30
ASU 2016-09 tax benefit	(0.01)	(0.01)	(0.11)	(0.21)
Adjusted diluted EPS	$3.39	$3.26	$9.86	$10.09

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

(Unaudited)	QUARTER
(in thousands)	2025			2024				2023
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,451,131	$1,784,530	$1,071,526	$987,480	$1,432,879	$1,769,784	$1,120,810	$1,003,050
Gross profit	429,183	535,161	312,369	290,244	416,403	530,141	338,560	293,775
Operating income	177,987	272,670	77,538	60,651	176,353	271,481	108,720	79,344
Net income	127,013	194,258	53,545	37,300	125,701	192,439	78,885	51,437

Balance Sheet Data
Total receivables, net	$443,609	$576,804	$497,076	$314,861	$425,693	$577,529	$527,175	$342,910
Product inventories, net	1,223,809	1,330,221	1,460,680	1,289,300	1,180,491	1,295,600	1,496,947	1,365,466
Accounts payable	457,319	529,316	890,167	525,235	401,702	515,645	907,806	508,672
Total debt	1,062,002	1,229,919	1,025,090	950,356	923,829	1,116,553	979,177	1,053,320

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2025 and 2024 Results

Temperatures in the third quarter of 2025 were above average in several regions, including the Northwest, Midwest, South and Western regions. Localized flooding occurred early in the quarter, followed by drought conditions across the Central and Western regions. In the third quarter of 2024, temperatures were slightly warmer than the third quarter of 2025, and there were more variable weather conditions in the third quarter of 2024 with several notable weather events. Overall, weather conditions did not significantly impact our sales results for the third quarter of 2025.

Weather conditions in the second quarter of 2025 were generally marked by above-average temperatures and higher-than-normal precipitation. Warm conditions generally supported seasonal trends, though localized disruptions occurred due to severe storms, flash flooding and tornado outbreaks, particularly in April and May. Around mid-June, we observed intense heat across many regions, further supporting demand in key markets. Overall, while weather patterns were variable, we believe that the net impact on our results was broadly neutral. In the second quarter of 2024, weather across the U.S. was mixed, with wetter conditions in the central regions and Texas, drier conditions in the West, and warmer-than-average temperatures, especially in June, supporting maintenance activities and leading to varied impacts across our markets.

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

Our primary capital needs are seasonal working capital obligations, debt repayment obligations and other general corporate initiatives, including acquisitions, opening new sales centers, customer-facing technology-related investments, dividend payments and discretionary share repurchases. Our primary working capital obligations are for the purchase of inventory, payroll, rent, other facility costs and selling and administrative expenses. Our working capital obligations fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. We have funded our capital expenditures and share repurchases in substantially the same manner.

We prioritize our use of cash based on investing in our business, maintaining a prudent capital structure, including a modest amount of debt, and returning cash to our shareholders through dividends and share repurchases. Our specific priorities for the use of cash are as follows:

•
capital expenditures primarily for maintenance and growth of our sales center network, technology-related investments and vehicle fleet;
•
inventory and other operating expenses;
•
strategic acquisitions executed opportunistically;
•
payment of cash dividends as and when declared by our Board;
•
repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•
discretionary repurchases of our common stock under our Board-authorized share repurchase program.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Provided by operating activities	$285,743	$488,619
Used in investing activities	(55,747)	(49,442)
Used in financing activities	(182,372)	(411,785)

Net cash provided by operations was $285.7 million in the first nine months of 2025 compared to net cash provided by operations of $488.6 million in the first nine months of 2024. The difference in cash flow primarily relates to working capital investments, including increases in inventory in the first nine months of 2025, and $68.5 million in federal tax payments from 2024 that were deferred into 2025 due to relief granted by the IRS.

Net cash used in investing activities for the first nine months of 2025 increased $6.3 million compared to the first nine months of 2024, primarily due to a $2.7 million increase in acquisition costs and a $2.2 million increase in net capital expenditures.

Net cash used in financing activities was $182.4 million for the first nine months of 2025 compared to $411.8 million for the first nine months of 2024, primarily reflecting $112.4 million of net debt proceeds in the first nine months of 2025 versus $128.4 million of net debt payments in the first nine months of 2024, partially offset by a $4.5 million increase in both share repurchases and dividend payments in the first nine months of 2025 versus the same period in 2024.

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

Credit Facility

Our Credit Facility, as recently amended, provides for $1.3 billion in borrowing capacity consisting of an $800.0 million revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes an accordion feature permitting us to request one or more incremental term loans or revolving credit facility commitment increases up to $250.0 million and sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month Term SOFR, plus an applicable margin. The term loan requires quarterly amortization payments commencing on September 30, 2027, with all remaining principal due on September 30, 2029. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At September 30, 2025, there was $221.3 million of revolving borrowings outstanding, a $500.0 million term loan outstanding, $14.4 million of standby letters of credit outstanding and $564.3 million available for borrowing. The weighted average effective interest rate for the Credit Facility as of September 30, 2025 was approximately 3.8%, excluding commitment fees and including the impact of our interest rates swaps.

Term Facility

Our Term Facility, as recently amended, provides for $90.0 million in borrowing capacity. Proceeds from the Term Facility were used to pay down the Credit Facility in December 2019, adding borrowing capacity for future share repurchases, acquisitions and growth-oriented working capital expansion. We pay interest on borrowings under the Term Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility beginning in the third quarter of 2027, with the final principal repayment due on September 30, 2029. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At September 30, 2025, there was $90.0 million outstanding under the Term Facility with a weighted average effective interest rate of 5.3%.

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

At September 30, 2025, there was $241.3 million outstanding under the Receivables Facility at a weighted average effective interest rate of 5.1%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants. As of September 30, 2025, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00. Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of September 30, 2025, our average total leverage ratio equaled 1.58 (compared to 1.47 as of June 30, 2025) and the TTM average total indebtedness amount used in this calculation was $1.0 billion.
•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility). As of September 30, 2025, our fixed charge ratio equaled 4.88 (compared to 4.90 as of June 30, 2025) and TTM Rental Expense was $110.9 million.

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

As of September 30, 2025, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability

As of September 30, 2025, we were in compliance with all material covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility. We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2024 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of October 24, 2025, we were authorized to purchase up to $493.2 million of our common stock under our current Board-approved share repurchase program. We expect to continue to repurchase shares on the open market from time to time subject to market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in our exposure to interest rate risk during the nine months ended September 30, 2025 from what we reported in our 2024 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2024 Annual Report on Form 10-K.

Currency Risk

There have been no material changes in our exposure to currency risk during the nine months ended September 30, 2025 from what we reported in our 2024 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2024 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2025, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including our CEO and CFO, concluded that as of September 30, 2025, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2025	—	$—	—	$515,684,868
August 1-31, 2025	—	$—	—	$515,684,868
September 1-30, 2025	10,551	$306.69	8,861	$512,986,230
Total	10,551	$306.69	8,861

(1)
Includes 1,690 shares of our common stock surrendered to us during the third quarter of 2025 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.
(2)
In April 2025, our Board authorized an additional $309.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of October 24, 2025, $493.2 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Item 5. Other Information

Amended and Restated Officer Employment Agreements

Effective on October 27, 2025, the Compensation Committee of the Company’s Board of Directors approved the amendment and restatement of the employment agreements (the Prior Agreements) in place with the Company’s named executive officers (the Amended Agreements). The principal terms of the Amended Agreements are substantially similar to the Prior Agreements but include an additional benefit providing for potential severance benefits in connection with a termination without Cause or with Good Reason within two years following a Change in Control (as such terms are defined in the Amended Agreements). Specifically, in connection with such a termination, (i) Mr. Arvan, the Company’s chief executive officer, will receive his base salary for a period of one hundred four weeks, and each of our other named executive officers will receive his or her base salary for a period of seventy-eight weeks, (ii) the executive will be eligible for certain welfare benefits for a period of eighteen months, and (iii) the executive will receive his or her target bonus for the year of termination. These benefits are conditioned on the executive’s continued compliance with the restrictive covenants set forth in the Amended Agreements. In all other material respects, the Amended Agreements are otherwise substantially similar to the Prior Agreements.

The foregoing description of the Amended Agreements does not purport to be complete and is subject to, and qualified in its entirety by, the description of the Prior Agreements contained in the Company’s full text of the Amended Agreements, a form of which is attached to this Form 10-Q as Exhibit 10.3 and incorporated by reference herein.

Trading Plans

During the quarter ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

				8-K	000-26640	7/14/2025
10.2		Fourth Amendment to Credit Agreement dated July 10, 2025, by and among Pool Corporation, as Borrower, the guarantors party thereto, and Bank of America, N.A., as lender.		8-K	000-26640	7/14/2025
10.3		Form of Employment Agreement for Executive Officers, Including CEO.	X
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):

1.
Consolidated Statements of Income for the three and nine months ended September 30, 2025 and September 30, 2024;
2.
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and September 30, 2024;
3.
Consolidated Balance Sheets at September 30, 2025, December 31, 2024 and September 30, 2024;
4.
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and September 30, 2024;
5.
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2025 and September 30, 2024; and
6.
Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 29, 2025.

POOL CORPORATION

By:	/s/ Melanie Housey Hart
Melanie Housey Hart
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant