Form 10-K
period 2025-12-31
POOL CORP
filed 2026-02-26
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______ to ______

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

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant based on the closing sales price of the registrant’s common stock as of June 30, 2025 was $10,541,563,662.

As of February 20, 2026, there were 36,787,820 shares of common stock outstanding.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Form 10-K.

POOL CORPORATION

PART I.

Item 1. Business

General

Pool Corporation (the Company, which may also be referred to as we, us or our), a member of the S&P 500 Index, is the world’s largest wholesale distributor of swimming pool supplies, equipment and related leisure products and is one of the leading distributors of irrigation and landscape maintenance products in the United States.

As of December 31, 2025, we operated 456 sales centers strategically located in North America, Europe and Australia, from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscapes, tile and stone products. Our customer base generally includes pool builders, pool service companies, retail stores, commercial pool operators and landscape contractors. We distribute products through our five distribution networks listed below:

•
SCP Distributors (SCP);
•
Superior Pool Products (Superior);
•
Horizon Distributors (Horizon);
•
National Pool Trends (NPT), formerly National Pool Tile prior to November 2025; and
•
Sun Wholesale Supply (Sun Wholesale).

Operating in a fragmented industry, we add considerable value by purchasing products from a large number of manufacturers and then efficiently distributing the products with high levels of customer service on conditions that are generally more favorable than our customers could obtain on their own.

Our Industry

We operate in the outdoor living industry, which services more than 14.0 million swimming pools and hot tubs in the United States alone, including approximately 5.5 million in-ground swimming pools. We anticipate that the outdoor living industry will continue to grow with the increased penetration of new pools at households with the discretionary income and yard capacity to install a swimming pool. These pools present significant growth opportunities requiring continuous maintenance throughout their lifetime and periodic remodeling, equipment replacement and upgrade activities as the installed base of swimming pools ages. The desire for consumers to enhance their outdoor living spaces with water-sensing and battery-powered alternatives, hardscapes, lighting and other outdoor living-related products provides us with additional future growth opportunities, and we continually add products to take advantage of technological advancements and the development of sustainable, energy-efficient and more aesthetically attractive products.

The following table reflects growth in the domestic installed base of in-ground swimming pools over the past 10 years (based on Company estimates for 2025 and information from 2024 P.K. Data, Inc. reports):

We believe that the following favorable demographic and socioeconomic trends have positively impacted our industry over the past several years and will continue over the long term:

•
long-term growth in housing in warmer climate markets due to the population migration toward the southern United States, where outdoor home entertainment is more prevalent and extends longer throughout the year;
•
increased homeowner spending on outdoor living spaces for relaxation and entertainment;
•
healthy home equity levels providing consumers additional capacity to renovate their existing homes;
•
increased customer bundling of the purchase of a new or remodeled swimming pool with new irrigation systems, landscaping, outdoor kitchens and overall improvements to outdoor living spaces, viewing these elements as key components to both pool installations and remodels;
•
increased demand for automation and control products, higher quality materials and other pool features that add to our sales opportunities over time; and
•
increased customer focus on sustainable, energy-efficient products.

We believe our swimming pool business mix underscores the power of the installed base to generate recurring revenue. In 2025, approximately:

•
64% of sales were from recurring maintenance and minor repair of existing pool installations;
•
22% of sales were generated from pool remodeling, renovations and upgrades; and
•
14% of sales stemmed from new pool construction.

Maintaining a safe and consistent water chemistry as well as necessary upkeep and repair of swimming pool equipment, such as pumps, heaters, filters, lights and safety equipment, creates non-discretionary demand for pool chemicals, equipment and other related parts and supplies. The recurring nature of the maintenance and repair market has helped maintain a relatively consistent rate of industry contribution to revenue over time. This characteristic helps support our performance when unfavorable economic conditions, such as higher interest rates and softness in the housing market, adversely impact consumer discretionary spending, including pool construction and major replacement, renovation and upgrade activities. As the installed base of in-ground swimming pools ages, we also believe cosmetic considerations such as a pool’s appearance and the overall look of backyard environments create ongoing demand for our other discretionary and non-discretionary products.

The activity in the remodel, renovation and upgrade market is driven by the aging of the installed base of pools and availability of enhanced feature products such as automated controls, variable speed pumps, robotic cleaners and LED pool and hot tub lighting. Many new homeowners with existing pools transform older pools into a modern backyard oasis through upgraded pool finishes, tile, decking, equipment and enhanced features. The timing of these types of expenditures is more sensitive to economic factors including home values, existing single-family home sales and consumer confidence as compared to the non-discretionary demand of the maintenance and minor repair market.

The demand for new pools is generally driven by the perceived benefits of pool ownership including increased use of outdoor space, enhanced property value, relaxation, entertainment, family activity, health and wellness and convenience. The industry competes for new pool sales against other discretionary consumer purchases such as kitchen and bathroom remodeling, boats, motorcycles, recreational vehicles and vacations.

The irrigation and landscape maintenance industry shares many characteristics with the pool industry, and we believe that it exhibits similar long-term growth potential. Irrigation system installations often occur in tandem with new single-family home construction making demand for them more susceptible to the economic variables that drive new home sales. Sales of landscape power equipment and related landscape maintenance services offer recurring revenue streams in an industry otherwise closely tied to the new housing market. The irrigation and landscape maintenance distribution business serves both residential and commercial markets, with the majority of sales related to the residential market. In the United States, we provide residential and commercial irrigation systems, landscape maintenance products, power equipment, hardscapes and specialty outdoor products and accessories within the overall addressable market, primarily focused in the Sunbelt.

Economic Environment

Certain trends in the housing market, the cost and availability of consumer credit and general economic conditions (as commonly measured by Gross Domestic Product or GDP) affect our industry, particularly the installation of new pools and irrigation systems, as well as the timing and extent of pool remodels, equipment replacements and upgrades, landscaping projects and outdoor living space renovations. Consumers typically spend more on new pools, new irrigation systems, renovations, replacements and upgrades when general economic conditions are strong.

We believe that over the long term, higher rates of home appreciation and turnover have a positive impact on new pool installations. While most new swimming pools are installed in existing homes, there has also been a correlation of new pool construction activity to new home construction activities over time. We also believe that homeowners’ discretionary spending capacity, availability of consumer credit and favorable borrowing rates are critical factors enabling the purchase of new swimming pools and irrigation systems. Similar to other discretionary purchases, replacement, upgrade and renovation activities are more heavily impacted by economic factors such as consumer confidence, GDP and employment levels.

In recent years, steady increases in home values, lack of affordable new homes and increased mortgage rates have positioned homeowners to stay in their homes longer and upgrade their home environments, including their backyards. Although homeowners’ investment in their houses has moderated from the pandemic heightened levels of 2020 to 2022, homeowners continue to invest in their homes. Based on industry data, we estimate that new in-ground pool construction units decreased 3% to 5% from 62,000 units in 2024 to just below 60,000 units in 2025, primarily due to cautious consumer discretionary spending and elevated financing costs.

We generally pass industry price increases through our supply chain and from time to time may make strategic volume inventory purchases ahead of vendor price increases in order to obtain favorable pricing. Inflationary product cost increases moderated from heightened pandemic levels in 2023, which saw levels at approximately 3% to 4%. In 2024, inflationary product cost increases returned to our historical average of approximately 1% to 2%. Inflationary product cost increases were approximately 2% to 3% in 2025, including a 1% impact from U.S. tariffs enacted during the year. We expect inflationary product cost increases to be approximately 1% to 2% in 2026.

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

We promote the growth of our industry through various advertising and promotional programs intended to raise consumer awareness of new and existing product offerings by our vendors, the benefits and affordability of pool ownership, the ease of pool maintenance and the many ways in which a pool and the surrounding spaces may be enjoyed beyond swimming. These programs include digital and media advertising, industry-oriented website development such as www.swimmingpool.com®, www.hottubs.com® and www.nptpool.com®, social media platforms and other digital marketing initiatives, including our all-inclusive Regal and E-Z Clor Pool Care mobile apps that enable at-home water testing. We use these programs and tools to educate consumers and lead prospective pool owners to our customers. We also promote the growth of our industry by offering a growing selection of energy-efficient and environmentally friendly products, which support sustainability and help pool owners save energy, water, time and money. Our environmentally friendly technology products include variable speed pumps, LED pool and hot tub lights and high-efficiency heat pumps. Our Horizon sales centers offer organic fertilizers, organic pesticides, and irrigation and drainage products that reduce water usage and soil erosion, allowing our customers and homeowners to have less of an impact on freshwater reserves.

We promote the growth of our customers’ businesses by offering the broadest product assortment through the largest number of conveniently located market-based sales centers and through comprehensive support programs that include promotional tools and marketing support to help our customers generate increased sales. We provide in-depth training that allows our customers to expand the scope of their product offerings. We also provide uniquely tailored advertising programs through our EDGE Marketing Portal that include features such as digital marketing, customer lead generation, personalized websites, brochures, direct mailers, marketing campaigns and business development training. We assist certain customers with aspects of their businesses, including site selection, store layout and design, product merchandising, comprehensive product offering selections and efficient ordering and inventory management processes. In addition to these programs, we feature consumer showrooms in many of our sales centers and host our annual Retail Summit. We also function as a day-to-day resource by offering product and market expertise to serve our customers’ unique needs.

In addition to our efforts aimed at promoting industry and customer growth, we strive to operate more effectively by continuously focusing on improvements in our operations, which we define as capacity creation. We create capacity with business-to-business (B2B) development tools and execution aimed at developing best-in-class service and value creation for our customers and suppliers. In particular, our POOL360 and Horizon 24/7 B2B internet and mobile platforms help our customers be more productive by allowing them access to our full inventory network to digitally review and order our products, while leveraging our customer service staff resources, particularly during peak business periods. These tools offer real-time integration into our enterprise resource planning system, creating efficiencies in our business processes and provide our customers graphical catalog presentation in the same platform. Our BlueStreak mobile ordering platform enables our sales associates to process orders faster, often eliminating the need for customers to get out of their vehicles. Similarly, we employ various processes and technologies to enhance the operational efficiencies of our sales centers and warehouses.

We believe that ongoing investments in digital transformation and technology help us provide best-in-class service to our customers by improving the customer experience, enhancing our existing customer relationships and expanding our customer base. Our POOL360 digital ecosystem is a suite of products transforming the way pool professionals do business. POOL360 WaterTest and POOL360 PoolService are tools designed to unlock capacity for our customers and our sales center network. By integrating e-commerce, software applications and data-driven insights, POOL360 enhances both customer experience and operational efficiency. POOL360 WaterTest is a professional water testing software available to our retail customers that incorporates our complete line of proprietary-branded pool and hot tub chemicals into pool owners’ water chemistry maintenance requirements. Our POOL360 PoolService mobile application allows pool professionals to better manage their service business through providing a complete Customer Relationship Management (CRM) tool, routing, billing and other day-to-day management capabilities, while improving their customers’ experiences. Each of these tools links directly into our POOL360 B2B platform, creating efficiencies for both us and our customers. We plan to continue expanding our POOL360 technologies to provide additional resources for our customers.

We have grown our distribution networks through new sales center openings, acquisitions and the expansion of existing sales centers based on our market presence, existing market capacity and local population trends. For additional information regarding our new sales center openings, acquisitions and closures/consolidations, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and Item 8, Note 2 of “Notes to Consolidated Financial Statements,” included in this Form 10-K.

We plan to continue to make strategic acquisitions and open new sales centers to further penetrate existing markets and expand into both new geographic markets and new product categories. We believe that our high customer service levels and expanded product offerings have enabled us to gain market share historically. Going forward, we expect to continue to realize sales growth through market share gains and continued expansion of our product offerings with a focus on our proprietary and exclusive brands, such as our recently expanded Regal, E-Z Clor, SuperPro and PoolStyle lines.

Customers and Products

We proudly serve approximately 125,000 customers, the majority of whom are small, entrepreneurial, family-owned businesses. These customers provide specialized labor and technical services directly to end customers and typically operate as independent contractors, professional pool servicers or specialty retailers. Their modest size and capital base typically make them highly reliant on our broad product selection, competitive pricing and value-added support. While these businesses may also purchase products and services from manufacturers, regional distributors, mass merchants and online retailers, we believe our scale and service excellence set us apart as their preferred partner. Our customer base is well-diversified, with no single customer representing 10% or more of our 2025 sales.

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

We sell our products primarily to the following types of customers:

•
swimming pool remodelers and builders;
•
specialty retailers that sell swimming pool supplies, including independently owned and operated Pinch A Penny franchise stores;
•
swimming pool repair and service businesses;
•
irrigation construction and landscape maintenance contractors; and
•
commercial pool operators and pool contractors who build, remodel or service large commercial installations such as hotels, universities and community recreational facilities.

We conduct our operations through 456 sales centers in North America, Europe and Australia. Our primary markets with the highest concentration of swimming pools are California, Florida, Texas and Arizona, collectively representing approximately 53% of our 2025 net sales. In 2025, we generated approximately 95% of our sales in North America (including Canada and Mexico), 4% in Europe and less than 1% in Australia. While we continue to expand both domestically and internationally, we expect this geographic mix to be similar over the next few years. References to product line and product category data throughout this Form 10-K generally reflect data related to our North America swimming pool market, as it is more readily available for analysis and represents the largest component of our operations.

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

We offer our customers more than 200,000 manufacturer, proprietary and exclusive brand products. We sell the following types of products:

•
pool maintenance products, such as chemicals, supplies and pool accessories;
•
repair and replacement parts for pool equipment, such as cleaners, filters, heaters, pumps and lights;
•
building materials, such as concrete, plumbing and electrical components, both functional and decorative pool surfaces, decking materials, tile, hardscapes and natural stone, used for pool installations and remodeling;
•
pool equipment and components for new pool construction and the remodeling, replacement and upgrade of existing pools;
•
irrigation and related products, including irrigation system components and professional turf care equipment and supplies;
•
commercial pool products, including American Society of Material Engineers-certified heaters, safety equipment, commercial decking equipment and commercial pumps and filters;
•
fiberglass pools and hot tubs and packaged pool kits including walls, liners, braces and coping for in-ground and above-ground pools; and
•
other pool construction and recreational products, which consist of a number of product categories and include discretionary recreational and related outdoor living products, such as grills and components for outdoor kitchens.

We believe that our selection of pool building materials, equipment, supplies, chemicals, replacement parts, irrigation and related products and other pool construction and recreational products is the most comprehensive in the industry. We currently have over 700 product lines and approximately 40 product categories. Based on our 2025 product classifications, sales for our pool and hot tub chemicals product category represented approximately 14% of total net sales in 2025, 15% in 2024 and 14% in 2023. No other product categories accounted for 10% or more of total net sales in any of the last three fiscal years.

We continue to identify new related product categories, and we typically introduce new categories each year in select markets. We then evaluate the performance in these markets and focus on those product categories that we believe exhibit the best long-term growth potential. We expect to achieve continued sales growth for these types of product offerings by expanding the number of locations that offer these products, increasing the number of products offered at certain locations and continuing a modest broadening of these product offerings on a company-wide basis.

Innovative product technologies unlock new opportunities for enhanced energy efficiency, expanded control and greater convenience in leisure activities. We have broadened our selection of energy-efficient and environmentally friendly products, empowering pool owners to save energy, water, time and money while supporting sustainability initiatives. Leading equipment manufacturers consistently develop retrofit kits that allow homeowners to control their pools and hot tubs directly from their smartphones. We pursue these advancements viewing them as strategic growth drivers that strengthen our market position and create value for our shareholders.

Over the last several years, we have increased our product offerings and service abilities related to commercial swimming pools. We consider the commercial market to be a key growth opportunity as we focus more attention on providing products to customers who operate or provide services to large commercial installations such as hotels, condominiums, apartment complexes, universities and community recreational facilities. Additionally, we assist with bid-to-spec design for new projects. In 2025, we designated four commercial warehouses throughout the country to serve these customers more efficiently. We continue to leverage our existing sales center networks and customer and vendor relationships to drive growth for this market.

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

Swimming pool tile, decking materials and interior pool surfacing products are distributed through our NPT network, as well as through SCP and Superior networks. Our NPT network primarily serves the swimming pool market with our market-leading brand of pool tile and composite pool finish products and also serves the irrigation and landscape industry through NPT hardscapes and other outdoor living products. As consumers create and enhance outdoor living areas and invest more in their outdoor environment, we believe we can capture this demand by leveraging our existing pool and irrigation and landscape maintenance customer base. The ongoing development of our NPT network serves as a natural extension of our distribution model, strengthening our market reach. In addition to our 19 dedicated NPT sales centers, we operate 124 SCP and Superior sales centers featuring consumer showrooms. These showrooms enable swimming pool and landscape contractors, as well as homeowners, to view and select pool components, including tile, decking and surfacing, in a wide range of styles and grades. Our innovative virtual tools, such as the tools found on www.nptpool.com®, empower homeowners to design, customize, and visualize their pool and outdoor environments alongside their chosen contractors. By combining showroom experiences, local product stocking, specialized delivery equipment and virtual support, we differentiate ourselves in these categories and maintain a distinct competitive advantage. Given the more discretionary nature of these products, this business tends to be more sensitive to external market factors compared to our business overall.

Sun Wholesale Supply distributes swimming pool supplies, equipment and related leisure products, primarily servicing independently owned and operated Pinch A Penny franchise locations. Since our acquisition of this business in December 2021, we have expanded Pinch A Penny franchise operations through additional locations of Pinch A Penny franchised stores and plan to continue these expansion initiatives. Sun Wholesale Supply also owns and operates a specialty chemical re-packaging plant that sells proprietary pool chemical products principally to the Pinch A Penny franchised store network. Sun Wholesale Supply also provides chemical products to our SCP and Superior networks.

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

We regularly evaluate supplier relationships and consider alternate sourcing to ensure competitive cost, service and quality standards. Our largest suppliers include Pentair plc, Zodiac Pool Systems, Inc. and Hayward Holdings, Inc., which accounted for approximately 20%, 12% and 11%, respectively, of the cost of products we sold in 2025.

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

Some geographic markets we serve, particularly the four largest and higher pool density markets of California, Florida, Texas and Arizona have a greater concentration of competition than others. Barriers to entry in our industry are relatively low. We believe that the principal competitive factors in swimming pool and irrigation and landscape supply distribution are:

•
the breadth and availability of products offered;
•
the quality and level of customer service, including online communications and access, ease of ordering and speed of product delivery;
•
the availability of sales and marketing programs;
•
consistency and stability of business relationships with customers and suppliers;
•
competitive product pricing; and
•
geographic proximity to the customer.

Human Capital Management

We strive to be an Employer of Choice by focusing on the engagement, development, retention, and health and well‑being of our employees. We believe that our success is a direct result of the contributions and commitment of our employees. We provide competitive pay and benefits, training and continuing education, and professional development and promotional opportunities to engage and reward our team. We have established a set of standard operating procedures to optimize our human capital management function, including recruitment and employee relations policies, training practices and operational instructions. We focus on the following factors in implementing and developing our human capital strategy:

•
employee health, safety and wellness;
•
talent empowerment;
•
employee development; and
•
employee compensation and benefits.

We employed approximately 6,000 people at December 31, 2025 and approximately 90% of our employees were located in the U.S. Given the seasonal nature of our business, our peak employment period is the summer season and, depending on expected sales levels, we add 100 to 200 employees to our work force to meet seasonal demand. We believe that we have good relations with our employees and none of our employees are currently covered under any collective bargaining agreements.

Employee Health, Safety and Wellness

Our commitment to the health, safety and wellness of our employees ranks at the top of our core operating priorities. We are committed to supporting our employees’ overall well-being and offer a wide range of wellness resources. We aim to achieve zero serious injuries through continued investment in, and focus on, our core safety programs and injury-reduction initiatives. This effort begins at the moment of hire with new employees and is reinforced regularly through online and in-person safety awareness training, frequent communication about risk identification and other essential safety protocols, including regular audits and investigations as needed. We also continue to modernize our fleet with advanced safety features and closely monitor overall workers’ compensation and auto claims, Occupational Safety and Health Administration recordable incidents, Department of Transportation compliance and other internally established safety prevention elements in an effort to make every workday safe.

Talent Empowerment

We value the differences in perspective and lived experience that our thousands of employees bring to work. We strive to attract and retain the best talent by building a culture where people want to work and fostering an environment where everyone feels that their voice is heard and valued.

We demonstrate this by:

•
recruiting, developing and retaining a dynamic workforce and providing developmental opportunities for career advancement for all employees;
•
ensuring that our policies, practices and procedures are fair and provide equal employment opportunity for a wide range of prospective candidates and employees; and
•
communicating that we, as an Employer of Choice, are committed to creating a culture with action-oriented programs that produce results and employee engagement.

We also support our employees with training and development opportunities, which include content aimed at creating and sustaining an inclusive environment and have established a mentoring program to cultivate the growth and development of our high potential employees.

Employee Development

Investing in our employees helps us grow our business and become an Employer of Choice. Our goal is to attract, develop and retain a talented team inspired by our mission to maintain exceptional relationships with our customers and suppliers and create exceptional return to our shareholders, while providing exceptional opportunities for our employees. Our success depends on our employees understanding how their work contributes to the company’s overall strategy and how they have the opportunity to grow.

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

We provide an entry level training program to prepare managers in training (MITs) for sales and operations management opportunities and build our pipeline for field leadership. Our MITs gain valuable experience during their training program through field-based interaction with customers and operating management. Our program includes interaction with subject matter experts, hands-on projects and role play to provide MITs with practical industry knowledge, leadership skills and the tools necessary to succeed within our organization.

Employees across our organization work together to contribute their time and talents to various outreach programs ranging from disaster relief to support for local food banks and other community initiatives. At the heart of these efforts is SWiMPACT!, a POOLCORP program that provides water safety lessons to underserved children through our partnership with YMCAs around the country.

Employee Compensation and Benefits

We strive to provide market-driven compensation, benefits and services to our employees. Our performance-based compensation philosophy rewards our employees’ individual contributions to our success. Our total compensation package includes cash compensation (base salary and incentive or bonus payments), company contributions toward additional benefits (such as health and disability plans), retirement plans with a company match and paid time off. We also offer the opportunity to become a shareholder through equity grants for certain roles and our employee stock purchase plan. Our employees can take advantage of a range of benefits, including healthcare and wellness programs, tuition reimbursement for eligible employees and multi-year scholarship opportunities for dependents, and financial wellness programs to help provide education and tools to assist our employees in planning their financial future.

Seasonality and Weather

Our business is seasonal. In general, sales and operating income are highest during the second and third quarters, which represent the peak months of both swimming pool use and installation, as well as irrigation and landscape installations and maintenance. Sales are lower during the first and fourth quarters. In 2025, we generated approximately 61% of our net sales and 78% of our operating income in the second and third quarters of the year.

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

We expect that our quarterly results of operations will continue to fluctuate depending on the timing and amount of revenue contributed by new and acquired sales centers. Based on our peak summer selling season, we generally open new sales centers and close or consolidate sales centers, either in the first quarter before the peak selling season begins or in the fourth quarter after the peak selling season ends.

Weather is one of the principal external factors affecting our business. The table below presents some of the possible effects resulting from various weather conditions.

Weather		Possible Effects
Hot and dry	•	Increased purchases of chemicals and supplies for existing swimming pools
	•	Increased purchases of above-ground pools and irrigation and lawn care products
Unseasonably cool weather or extraordinary amounts of rain	•	Fewer pool and irrigation and landscaping installations
	•	Decreased purchases of chemicals and supplies
	•	Decreased purchases of impulse items such as above-ground pools and accessories
Unseasonably early warming trends in spring/late cooling trends in fall (primarily in the northern half of the U.S. and Canada)	•	A longer pool and landscape season, thus positively impacting our sales
Unseasonably late warming trends in spring/early cooling trends in fall (primarily in the northern half of the U.S. and Canada)	•	A shorter pool and landscape season, thus negatively impacting our sales

For discussion regarding the effects seasonality and weather had on our results of operations in 2025 and 2024, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Seasonality and Quarterly Fluctuations,” of this Form 10-K.

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

We regularly evaluate the possibility of acquiring additional companies or assets, and at any given time may be engaged in discussions or negotiations regarding these transactions. We generally do not announce our acquisitions until they are completed unless it is required by regulatory or other rules to announce when a definitive agreement is reached.

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

Item 1A. Risk Factors

Cautionary Statement for Purposes of the “Safe Harbor” Provisions of the Private Securities Litigation Reform Act of 1995

This report contains forward-looking information that involves risks and uncertainties. Our forward-looking statements express our current expectations or forecasts of possible future results or events, including projections of earnings and other financial performance measures, statements of management’s expectations regarding our strategic, operational and capital allocation plans and objectives, management’s views on economic, industry, competitive, technological and regulatory conditions and other forecasts of trends and other matters. Forward-looking statements speak only as of the date of this filing, and we undertake no obligation to publicly update or revise such statements to reflect new circumstances or unanticipated events as they occur. You can identify these statements by the fact that they do not relate strictly to historic or current facts and often use words such as “anticipate,” “estimate,” “expect,” “intend,” “believe,” “will,” “outlook,” “project,” “may,” “can,” “plan,” “target,” “potential,” “should” and other words and expressions of similar meaning.

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially from those anticipated due to one or more factors, including the risks described below in this Item 1A, below in Item 7 of this Form 10-K and elsewhere in this Form 10-K. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act.

Risk Factors

Investing in our securities involves multiple risks and uncertainties. Certain factors that may affect our business and could cause actual results to differ materially from those expressed in any forward-looking statement are described below. Investors should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K. If any of the events described below were to occur, our business, prospects, financial condition or results of operations could be materially adversely affected and the price of our common stock could decline. The risks discussed below are not the only risks we face. Other risks or uncertainties not presently known to us, or that we currently believe are immaterial, may emerge or materially affect our business if they occur. Further, our business may also be affected by additional factors that generally apply to all companies operating in the U.S. and globally, which we have not included below.

Risks Relating to Macroeconomic Conditions or Events

The demand for our products may be adversely affected by unfavorable economic conditions and changes in discretionary consumer spending.

Demand for our products is subject to fluctuations and is difficult to predict, often due to factors outside of our control. Discretionary consumer spending significantly affects our sales and is impacted by a variety of factors, including changes in general economic conditions, the housing market, unemployment rates, wage levels, interest rate fluctuations, inflation, disposable income levels, consumer confidence and access to credit. Any material decline in discretionary consumer spending could reduce our sales and harm our business. In times of economic uncertainty, the demand for swimming pool, irrigation, landscape and related outdoor living products typically declines, often corresponding with declines in discretionary consumer spending. Currently, we estimate that approximately 64% of our net sales are derived from maintenance and minor repair products, while approximately 22% of our sales are derived from products used to remodel, renovate, and upgrade pools. However, the growth in these portions of our business depends on the expansion of the installed pool base, which has been and could in the future be adversely affected by decreases in construction activities, similar to the trends experienced since the latter half of 2022. Economic weakness or uncertainty may also cause consumers to defer discretionary replacement, renovation and upgrade activity. Even in generally favorable economic conditions, severe or prolonged downturns in the housing market could have a material adverse impact on our financial performance. Such downturns expose us to certain additional risks, including but not limited to the risk of customer closures or bankruptcies, which could shrink our potential customer base and inhibit our ability to collect on those customers’ receivables.

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

Discretionary spending is often adversely affected during times of economic, social or political uncertainty, whether caused by health threats, man-made or natural disasters, technological change or other similar events discussed below in this Item 1A. Likewise, new pool construction and major remodeling projects over the past few years have decreased, impacted by higher interest rates and inflation, increased economic uncertainties, tightened consumer credit and fewer new housing developments. These events could create uncertainties that negatively impact our business in ways that we cannot presently predict.

Catastrophic events or societal unrest could adversely impact our operations.

An outbreak of disease or similar public health threat, terrorism and other acts of violence, wars, rioting, labor strife, civil disturbances, societal unrest, geopolitical tensions or political instability could negatively impact us directly by interfering with our ability to operate due to adverse impacts on our workforce, supply chain or operations or indirectly by depressing macroeconomic conditions. Our customers could also encounter hardships that negatively impact their ability to make timely payments to us or to continue doing business with us.

Risks Relating to Our Business and Industry

We are susceptible to adverse weather conditions, which could intensify as a result of changing climate patterns.

Given the nature of our business, weather is one of the principal external factors affecting our business and the effect of seasonality has a significant impact on our results. In 2025, we generated 61% of our net sales and 78% of our operating income in the second and third quarters of the year. These quarters represent the peak months of swimming pool use, pool and irrigation installation and maintenance activities. Unfavorable weather during these quarters in our largest geographic regions can significantly affect our results, as further described in “Seasonality and Weather” in Item 1 of this Form 10-K. Natural disasters and other significant weather events can create more variability in our reported results in the short term or otherwise adversely impact our sales or operations. Drought conditions or water management initiatives may lead to government-imposed water use restrictions or an increase in the number of homeowners unwilling to construct or maintain a pool. Such restrictions could result in decreased pool and irrigation system installations which could negatively impact our sales.

Certain extreme weather events and natural disasters, such as hurricanes, tornadoes, earthquakes, tropical storms, floods, intense storms, drought, wildfires and extreme heat, may adversely impact us in several ways, including interfering with our ability to deliver our products and services, interfering with our receipt of supplies from our vendors, reducing demand for our products and services, and damaging our facilities. In the past, we have experienced short-term impacts on our sales due to closures from weather events such as Hurricanes Francine, Helene and Milton in 2024. Similar events in the future could result in similar short-term impacts or potentially result in more severe damage to our business. The areas in which we operate, including Florida, California, Texas and other coastal areas, have experienced, and are expected to continue to experience, natural disasters and extreme weather events. The physical effects of changing climate patterns may increase the frequency or severity of natural disasters and extreme weather events in the future, which would increase our exposure to these risks.

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

Our largest suppliers are Pentair plc, Zodiac Pool Systems, Inc. and Hayward Holdings, Inc., which accounted for 20%, 12% and 11%, respectively, of the costs of products we sold in 2025. A decision by our largest suppliers, acting individually or in concert, to sell their products directly to retailers or other end users, bypassing distribution companies like ours, would have an adverse effect on our business. Additionally, if our suppliers experience difficulties or disruptions in their operations, if there is any material interruption in our supply chain or if we lose any significant supplier due to financial failure or any other reason, we may experience increased supply costs or delays in establishing replacement supply sources that meet our quality and control standards, which may affect our profitability.

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

We rely on a global network of manufacturers and other suppliers to provide us with the products we distribute. To succeed, we must continue to maintain effective business relationships with qualified suppliers who can timely and efficiently supply us with high quality products. Our proprietary and exclusive brand products we distribute also expose us to potential liability claims. Product and service quality issues could negatively impact customer confidence in our brands and our business. If our product and service offerings do not meet applicable safety standards or our customers’ expectations regarding safety or quality, we could experience lost sales, increased costs and be exposed to legal, financial and reputational risks, including litigation, governmental enforcement actions and costly product recalls. Similar concerns impacting our competitors could damage the reputation of our industry and indirectly have an unfavorable impact on our operations.

We face intense competition both from within our industry and from other leisure product alternatives.

Within our industry, we directly compete against national, regional and local distributors for the business of pool owners and other end-use customers. We indirectly compete against store-based mass market retailers and large pool or irrigation supply retailers as they purchase the majority of their supplies directly from manufacturers. We compete to a lesser extent with internet retailers, as they purchase the majority of their supplies from distributors. Outside of our industry, we compete indirectly with alternative suppliers of big-ticket discretionary leisure or homeowner products, such as boat and motor home distributors and with other home and backyard remodelers. We may not be able to compete effectively against our competitors and other leisure and homeowner product alternatives, which could have an adverse impact on our business.

New competitors may emerge as there are low barriers to entry in our industry, which has led to highly competitive markets consisting of various-sized entities, ranging from small or local operators to large regional businesses. If our customers are attracted by the alternatives afforded by any of our competitors, they may be less inclined to purchase products or services from us, impacting our results of operations. Given the density and demand for pool products, some geographic markets that we serve also tend to have a higher concentration of competitors than others, particularly California, Florida, Texas and Arizona. These states encompass our four largest markets and represented approximately 53% of our net sales in 2025. The entry of significant new competitors into these markets could negatively impact our sales.

We may also be unable to market and sell products if they are not competitive, including on the basis of price, quality, technical performance, ease of use, availability, delivery timing and reliability. Competitive pressures may limit our ability to maintain or raise prices, and an inability to maintain revenue or raise prices to offset increases in costs could have a significant adverse effect on our gross margin.

More aggressive competition by store- and internet-based mass merchants and large pool or irrigation supply retailers could adversely affect our sales.

We face competition from both store-based and internet-based mass market retailers, which have greater scale and bargaining power than us. Today these retailers carry a limited range of, and devote a limited amount of shelf space to, merchandise and products targeted to our industry. Historically, mass market retailers have generally expanded by adding new stores and products, but their offering of pool and irrigation related products has remained relatively constant. Should store‑ and internet-based mass market retailers increase their focus on the pool or irrigation industries or increase the breadth of their pool and irrigation and related product offerings, they would likely become a more significant competitor for our direct customers and end-use consumers, which could have an adverse impact on our business. Additionally, because the internet facilitates competitive entry, online ordering, price transparency and comparison shopping, increased internet transactions by us or our customers or competitors could increase the level of competition we face, reduce our margins or reduce our customers’ reliance on us. Further, we may face additional competitive pressures if large pool or irrigation supply retailers look to expand their customer base to compete more directly with us.

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
•
obtain financing;
•
identify appropriate acquisition candidates and successfully integrate acquired businesses;
•
identify appropriate locations for new sales centers and successfully integrate them into our network;
•
maintain favorable supplier arrangements and relationships; and
•
identify and close or consolidate locations or divest assets which no longer meet our objectives.

If we do not successfully manage these potential difficulties or successfully execute our business strategies and initiatives, our operating results could be adversely affected.

We are subject to inventory management risks. Insufficient inventory may result in lost sales opportunities or delayed revenue, while excess inventory may negatively impact our gross margin.

We strive to balance the need to maintain inventory levels that are sufficient to maximize operational efficiencies and minimize potential supply chain constraints against the risk of inventory obsolescence due to changing consumer preferences and fluctuating commodity prices. To successfully manage our inventories, we must estimate demand from our customers and purchase products that substantially correspond to consumer demand, which depends in part on our ability to identify and respond to evolving trends in demographics and consumer preferences. If we overestimate demand and purchase too much of a particular product, we face a risk that the price of that product will fall, leaving us with inventory that we cannot sell at optimal profit margins. In addition, we may have to write down such inventory if we are unable to sell it for its recorded value. If we underestimate demand and purchase insufficient quantities of products, inventory shortages could result in delayed revenue or loss of sales opportunities altogether as potential customers turn to competitors’ products that are readily available. If we maintain insufficient inventory levels and prices rise for these products, we could be forced to purchase products at higher prices and forego profitability in order to meet customer demand. Our business, financial condition and results of operations could be negatively impacted if we fail to (i) timely identify or effectively respond to changing consumer tastes, preferences, spending patterns and swimming pool, irrigation, landscape and related outdoor living products needs, (ii) accurately forecast demand for these products or (iii) successfully manage our inventories.

Changes in our customer base or customer preferences could change the mix of products we sell and reduce our profitability.

Changes in our customer base could impact our revenues or gross margin, reducing our profitability. Our business could be adversely impacted if (i) consolidation of our customers leads to changes in purchasing habits, (ii) more people choose to live in urban settings, rented space or housing complexes with a single community pool or (iii) more homeowners bypass our customers by directly purchasing their own supplies or undertaking their own improvement projects.

Our gross margins vary across our products and can change over time due to a variety of factors, including changes in the mix of products we sell. We derive higher revenues or profits from certain of our products compared to others. If customers or end-users opt to use an increased amount of lower-revenue or lower-margin products, our results of operations would be adversely affected.

Risks Relating to Technology, Cybersecurity, Artificial Intelligence and Data Privacy

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

We are making, and expect to continue to make, investments in technology to maintain and update our computer systems and to expand our ability to engage in e-commerce with our customers. We may experience delays in making these updates and may not implement these changes as quickly or successfully as our customers expect, or as quickly or successfully as changes implemented by our competitors. In addition, implementing significant system changes increases the risk of computer system disruption. The potential problems and interruptions associated with implementing technology initiatives or conversions, as well as providing training and support for those initiatives, could disrupt or reduce our operational efficiency. Advances in computer and software capabilities, encryption technology and other discoveries increase the complexity of our technological environment, including how each interact with our various software platforms. Such advances could delay or hinder our ability to process transactions or could compromise the integrity of our data, resulting in a material adverse impact on our financial condition and results of operations. We also may experience occasional system interruptions and delays that make our information systems unavailable or slow to respond, including the interaction of our information systems with those of third parties or the failure of software provided by third parties that we do not control. A lack of sophistication or reliability of our information systems could adversely impact our operations and customer service and could require major repairs or replacements, resulting in significant costs and foregone revenue. Increasing complexity of technology could increase our cost of doing business.

We devote significant resources to protect our systems and data from cyber-attacks. Refer to Item 1C, “Cybersecurity” of this Form 10-K for further information on our cybersecurity risk management, strategy and governance. In recent years we have faced, and expect to continue to face, various attempted cyber-attacks of increasing sophistication. To date, we are not aware of any cybersecurity incident or threat that materially impacted or could reasonably be anticipated to materially affect our business, results of operations or financial condition. However, we cannot guarantee that we will not experience such an incident in the future. The risk of breaches is likely to continue to increase due to several factors, including (i) the increasing use of machine learning, artificial intelligence (AI) and other sophisticated techniques to initiate cyber attacks and social engineering threats, such as phishing or deepfake schemes, (ii) the wider accessibility of cyber-attack tools that can circumvent security controls and evade detection, (iii) the expanded size, scope, use and complexity of our systems, and (iv) our increased reliance on e-commerce, open source software, cloud computing services and work-from-home staffing. Consequently, we may not be able to implement security barriers or other preventative measures that repel all future cyber-attacks or detect such attacks in a timely manner, which may result in significant expenses from system downtime, lower sales, increases in insurance costs, fines and fees, lost business relationships, managerial distractions, litigation, increases to regulatory oversight, expenditures for additional threat prevention technologies or reputational harm, any of which could materially impact us. We also participate in a broader ecosystem of supply chain partners, both digital and physical, who face similar risks. Cyber-attacks on our partners could negatively impact our business.

Although we maintain insurance coverage that may, subject to policy terms and conditions (including self-insured deductibles, coverage restrictions and monetary coverage caps), cover certain aspects of our cyber risks, such insurance coverage may be unavailable or insufficient to cover our losses.

We use AI in our business, which could result in reputational harm, competitive harm and legal liability, and adversely affect our business, results of operation and financial condition.

As part of our broader digital transformation strategy, we are integrating artificial intelligence to support our internal business functions and exploring additional uses for the future. AI presents risks and challenges and may result in unintended consequences, including producing inaccurate data. AI algorithms and training methodologies may be flawed. While we aim to develop and use AI responsibly, we may be unsuccessful in identifying or resolving issues and risks before they arise. The AI-related legal and regulatory landscape is evolving and remains uncertain and may be inconsistent from jurisdiction to jurisdiction. Our obligations to comply with the evolving legal and regulatory landscape could entail significant costs or limit our ability to incorporate certain AI capabilities into our operations and products. AI-related issues, deficiencies and failures could also give rise to legal or regulatory action (including with respect to proposed legislation regulating AI in jurisdictions such as the European Union and others, and as a result of new and different applications of existing data protection, privacy, intellectual property and other laws), damage our reputation or otherwise materially harm our business.

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

A variety of state, national, foreign and international laws and regulations apply to the collection, use, retention, protection, security, disclosure, transfer and other processing of personal and other data. The European Union and other international regulators, as well as state governments, have enacted or enhanced data privacy regulations, such as the California Consumer Privacy Rights Act, and other governments are considering establishing similar or stronger protections. These regulations impose certain obligations for handling specified personal information in our systems and for apprising individuals of the information we have collected about them. Many of these laws are complex and change frequently and often conflict with the laws in other jurisdictions. Despite our best efforts to comply, any noncompliance could result in incurring potential substantial penalties and reputational damage.

Risks Relating to Legal, Regulatory and Compliance Matters

The nature of our business subjects us to potential non-compliance with employment, environmental, health, transportation, safety and other governmental regulations. Changes in, expanded enforcement of, or adoption of new federal, state, local or international laws and regulations could increase our costs of doing business.

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

We sell algaecides and pest control products that are regulated as pesticides under the Federal Insecticide, Fungicide and Rodenticide Act and various state pesticide laws. These laws primarily relate to labeling, annual registration and licensing. Management has processes in place to facilitate and support our compliance with these requirements. However, failure to comply with these laws and regulations may result in investigations, the assessment of administrative, civil and criminal fines, damages, seizures, disgorgements, penalties or the imposition of injunctive relief. Although we presently do not expect to incur any capital or other expenditures relating to regulatory matters in amounts that may be material to us, we may be required to make such expenditures in the future. These laws and regulations have changed substantially and rapidly over the years, and we anticipate that there will be continuing changes. It is possible that the costs of compliance with increasingly prescriptive laws and regulations will continue to increase. We might not be able to successfully anticipate and remain in compliance with evolving future regulatory requirements, which could adversely impact our results of operations.

Governmental actions designed to address changing climate patterns or the failure to comply with climate-related and other sustainability requirements could adversely affect our business and increase our costs of doing business.

Concerns over changing climate patterns have led to, and may in the future continue to lead to, new or increased legal and regulatory requirements designed to reduce or mitigate the effects of changing climate patterns, which could increase our compliance obligations. In particular, advocates of change are continuing to explore ways to reduce greenhouse gas emissions. These changes over time could affect the availability and cost of certain consumer products, commodities and energy, which in turn may impact our ability to procure certain products or services required for the operation of our business at the quantities and levels we require. The regulation of greenhouse gas emissions could result in additional taxes or other costs to us or require us to modify our facilities or vehicle fleet. Changes in customers’ attitudes toward the environmental impact of a pool’s energy consumption or pool chemical products could reduce demand for our products.

Climate-related and other sustainability disclosures we make reflect our current plans and aspirations, and it is possible that we may not be able to achieve our desired impact, which may cause us to suffer from legal claims, reputational damage or a loss of demand for our products. Investors or other stakeholders could react negatively to disclosures we make on climate-related and other sustainability matters, which could negatively impact our relationships with such stakeholders or result in claims that our disclosures harmed them or us.

Various governmental bodies in Europe and the United States, particularly in the state of California, have adopted or proposed laws or regulations increasing the obligations of companies to disclose information about climate-related and other sustainability matters. We expect that these initiatives will expose us to additional compliance costs and potential risks.

We handle and store chemicals, fertilizers and other combustible materials that involve fire, safety and casualty risks.

We handle and store chemicals and fertilizers, including certain combustibles and oxidizing compounds, at our sales centers and at our chemical re-packaging plant. In addition to training our employees on safety protocols and procedures, we follow local fire marshal regulations at our facilities, which vary by jurisdiction and are subject to change, and assess the need for sprinklers and chemical storage vaults. A fire, explosion or flood affecting one of our facilities could give rise to safety and casualty losses and related liability claims. We also maintain what we believe is prudent insurance protection. However, we cannot guarantee that our insurance coverage will be adequate to cover future claims that may arise or that we will be able to maintain adequate insurance in the future at rates we consider reasonable. Successful claims for which we are not fully insured may adversely affect our working capital and profitability. In addition, changes in the insurance industry have generally led to higher insurance costs and decreased availability of coverage.

We conduct business internationally, which exposes us to additional risks.

Our ability to successfully conduct operations in, and source products and materials from, international markets is affected by many of the same risks we face in our U.S. operations, as well as unique costs and difficulties of managing international operations. Our international operations, including Canada and Mexico, accounted for 7% of our total net sales in 2025 and expose us to certain additional risks, including:

•
difficulty in staffing international subsidiary operations;
•
different political, economic and regulatory conditions;
•
local laws and customs;
•
currency fluctuations (including changes in the relative strength of the U.S. dollar compared to foreign currencies), exchange controls and repatriation restrictions;
•
adverse tax consequences; and
•
adverse consequences for violating anti-corruption, anti-competition, economic sanctions, immigration and other laws governing international commerce.

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

We do not have operations in the Middle East, Russia, Ukraine or South America. However, the contributory effects of the geopolitical conflicts in these and other areas globally may result in higher inflation, labor costs, energy and commodity prices and costs of materials and services (together with shortages or inconsistent availability of materials and services), which could negatively affect our business (particularly our European operations), results of operations and financial condition.

Changes in import policy or trade relations, interruptions in our supply chain or increased commodity or supply chain costs could adversely affect our results of operations.

Because we source certain products from outside the United States, major changes in tax policy, import or export regulations, other trade restrictions or trade relations, such as the imposition of tariffs or duties on imported products, could adversely affect our business, results of operations, effective income tax rate, liquidity and net income. Additionally, following annual administrative reviews, final duty rates determined by the U.S. Department of Commerce may be higher or lower than rates paid at import. As a result, we may receive refunds or owe additional duties on imported product. The outcome can vary by year and by product.

The variability and complexity of tariffs and duties exposes us to the risk of higher costs and inadvertent noncompliance associated with our imported products. Moreover, in recent years, the United States has increased its tariff rates or imposed new tariffs or trade restrictions. Changes in laws, court rulings or differences in interpretation on product classification could lead to changes in duty and tariff rates on these or other imported products.

Excess tax benefits or deficiencies recognized from our accounting for share-based awards impact our reported earnings.

In 2017, we adopted Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting. Our projections of financial statement impacts related to ASU 2016-09 are subject to several assumptions, including our estimated share price and the period that our employees will exercise vested stock options. Our actual results may vary significantly from our projected results. Excess tax benefits or deficiencies recognized under ASU 2016-09 vary from quarter to quarter and past results may not be indicative of future results.

Financial Risks

The cost of servicing our debt could reduce our profitability if interest rates increase or remain at elevated levels.

Our unsecured syndicated senior credit facility, term facility and receivables securitization facility bear interest at variable rates. We have entered into interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates on current and future interest payments that we owe on a portion of our variable rate borrowings. While the Federal Reserve has been cutting interest rates since the latter parts of 2024, interest rates remain relatively high compared to the recent past. If interest rates remain elevated or increase, the cost of servicing our variable rate debt not covered by our interest rate swaps could materially reduce our profitability and cash flows. For additional information regarding our interest rate risk, see Item 7A, “Quantitative and Qualitative Disclosures about Market Risk” of this Form 10-K.

Changes in tax laws and accounting standards related to tax matters have caused, and may in the future cause, fluctuations in our effective tax rate.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. Changes in tax laws, tax policy, tax rates, tax law interpretations and accounting standards and guidance related to tax matters may cause fluctuations in or adversely affect our effective tax rate. Our effective tax rate may also be impacted by changes in the geographic mix of our earnings.

We cannot assure you we will continue paying dividends or repurchasing shares at the current rates, or at all.

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

We maintain disclosure controls and procedures designed to provide reasonable assurances regarding the accuracy and completeness of our reports filed with the SEC and internal control over financial reporting designed to provide reasonable assurance regarding the reliability and compliance of our financial statements with U.S. generally accepted accounting principles. We cannot assure you these measures will be effective.

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Risk Management and Strategy

Our cybersecurity program, which is primarily documented in our business interruption and incident response policy, is designed to assess, identify and manage material risks from cybersecurity threats. Our program leverages components from the National Institute of Standards and Technology Cybersecurity Framework (NIST CSF), which we use to help us identify, assess and manage cybersecurity risks relevant to our business. Our cybersecurity program is a component of our overall enterprise risk program. We deploy multiple strategies and dedicate significant resources toward systems designed to identify, assess, manage, mitigate and respond to cybersecurity threats. We also consistently strive to improve the detection and response capabilities of our cybersecurity program. To do this, we monitor best cybersecurity practices and endeavor to incorporate those in our own cybersecurity program.

Our cybersecurity policies and procedures include the controls and technology we use to identify, assess and respond to cybersecurity threats and incidents. These policies and procedures also focus on identifying vulnerabilities in our internal and external environments and remediating those vulnerabilities. To combat cybersecurity risk, we focus on proactive procedures such as patch management and emphasize the importance of cybersecurity across our organization. We provide our employees quarterly cybersecurity training courses that expose them to cybersecurity risks and threat actor tactics and we conduct simulated phishing exercises to test and educate employees on real-world threats.

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

Like most large organizations, we face constant and dynamic risks related to cybersecurity. The emergence of artificial intelligence and its role in accelerating cybersecurity attacks will only make this area of risk more dynamic and difficult to prevent. In recent years we have faced, and expect to continue to face, various attempted cyberattacks including those that bear the hallmarks of being produced through the use of AI. We continue to observe attacks that are well planned and sophisticated. To date, we are not aware of any cybersecurity incident or threat that materially affected or could reasonably be anticipated to materially affect our business, results of operations or financial condition. However, we cannot guarantee that we will not experience such an incident in the future. For a further description of these risks, see “Risk Factors – Risks Relating to Technology, Cybersecurity, Artificial Intelligence and Data Privacy,” included in Item 1A of this Form 10-K, which should be read in conjunction with this Item 1C.

Governance

Our Board of Directors (Board) is responsible for oversight of our risk management programs and assisting management in addressing specific risks, including cybersecurity risk. The Audit Committee assists our Board in reviewing cybersecurity and other information technology risks, controls and procedures, including our plans to mitigate cybersecurity risks and to respond to data breaches. The Audit Committee also helps in reviewing with management any specific cybersecurity issues that could have a material impact on us. Our Chief Information Officer (CIO) provides the Board with updates on cybersecurity risks at regularly scheduled board meetings at least twice a year. These updates include the results of any third-party reviews and related remediation items.

Primary responsibility for assessing, monitoring and managing our cybersecurity risks rests with our CIO, who has held that role since 2019 and has been employed by the company since 2004. With over 20 years of experience in cybersecurity, our CIO has extensive cybersecurity expertise and in-depth knowledge and experience instrumental in developing and executing our cybersecurity strategies. Our CIO oversees our cyber governance programs, evaluates our compliance with applicable standards and remediates known risks. Our CIO also oversees our internal phishing tests, leads our employee cyber training program and seeks to promote company-wide awareness of cybersecurity risk through broad-based communications and educational initiatives.

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

Item 2. Properties

We lease our corporate offices, which consist of approximately 60,000 square feet of office space in Covington, Louisiana, from an entity in which we have a 50% ownership interest. We own fifteen sales center facilities, which includes seven sales center facilities in Florida, two in Texas, two in Alabama, and one in each of California, Georgia, Mississippi and Tennessee.

As part of our 2021 acquisition of Porpoise Pool & Patio, Inc., we own the corporate headquarters, which consist of approximately 46,000 square feet and the Sun Wholesale Supply facilities located in Florida, which consist of approximately 209,000 square feet. We also own a chemical re-packaging plant in Florida, which is approximately 105,000 square feet, and lease two additional properties for storage space, measuring 39,000 square feet and 122,000 square feet.

We lease all of our other properties, and the majority of our leases have three-to-seven year terms. As of December 31, 2025, we had sixteen leases with remaining terms longer than seven years that expire between 2033 and 2036. Most of our leases contain renewal options, some of which involve rent increases. In addition to minimum rental payments, which are set at competitive rates, certain leases require reimbursement for taxes, maintenance and insurance. We do not believe that any single lease is material to our operations.

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

The table below summarizes the changes in our sales centers during the year ended December 31, 2025:

Network	12/31/24	New Locations	Consolidated/ Closed Locations	Acquired Locations	12/31/25
SCP	216	6	—	2	224
Horizon	90	1	(3)	—	88
Superior	74	1	—	—	75
NPT (1)	18	—	—	1	19
Sun Wholesale Supply (2)	2	—	—	—	2
Total Domestic	400	8	(3)	3	408
SCP International	48	—	—	—	48
Total	448	8	(3)	3	456

(1)
In addition to the stand-alone NPT sales centers, there are 124 SCP and Superior locations that have consumer showrooms and serve as stocking locations that feature NPT brand tile and composite finish products.
(2)
We also own and operate a chemical re-packaging plant and one Pinch A Penny retail store.

The tables below identify the number of sales centers in each state, territory or country by distribution network as of December 31, 2025:

Location	SCP	Horizon	Superior	NPT	Sun Wholesale Supply	Total
United States
California	29	20	25	7	—	81
Florida	44	16	6	—	1	67
Texas	32	18	5	4	1	60
Arizona	8	12	8	3	—	31
Georgia	8	—	2	1	—	11
Washington	3	8	—	—	—	11
Nevada	3	3	3	1	—	10
Tennessee	6	0	4	0	—	10
New York	9	—	—	—	—	9
North Carolina	5	1	2	1	—	9
Alabama	5	—	2	—	—	7
New Jersey	5	—	2	—	—	7
Pennsylvania	6	—	1	—	—	7
Virginia	3	3	1	—	—	7
Louisiana	5	—	—	1	—	6
Illinois	4	—	1	—	—	5
Indiana	2	—	3	—	—	5
Oregon	1	4	—	—	—	5
South Carolina	4	—	1	—	—	5
Colorado	1	1	2	—	—	4
Missouri	3	—	1	—	—	4
Ohio	2	—	2	—	—	4
Oklahoma	2	—	1	1	—	4
Arkansas	3	—	—	—	—	3
Idaho	1	2	—	—	—	3
Kansas	3	—	—	—	—	3
Massachusetts	3	—	—	—	—	3
Michigan	3	—	—	—	—	3
Mississippi	3	—	—	—	—	3
Utah	3	—	—	—	—	3
Connecticut	2	—	—	—	—	2
Hawaii	2	—	—	—	—	2
Kentucky	1	—	1	—	—	2
Maryland	2	—	—	—	—	2
Minnesota	1	—	1	—	—	2
Wisconsin	1	—	1	—	—	2
Iowa	1	—	—	—	—	1
Nebraska	1	—	—	—	—	1
New Mexico	1	—	—	—	—	1
North Dakota	1	—	—	—	—	1
Puerto Rico	1	—	—	—	—	1
West Virginia	1	—	—	—	—	1
Total United States	224	88	75	19	2	408
International
Canada	17	—	—	—	—	17
France	9	—	—	—	—	9
Australia	6	—	—	—	—	6
Mexico	5	—	—	—	—	5
Portugal	3	—	—	—	—	3
Italy	2	—	—	—	—	2
Spain	2	—	—	—	—	2
Belgium	1	—	—	—	—	1
Croatia	1	—	—	—	—	1
Germany	1	—	—	—	—	1
United Kingdom	1	—	—	—	—	1
Total International	48	—	—	—	—	48
Total	272	88	75	19	2	456

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

PART II.

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Common Stock

Our common stock is traded on the Nasdaq Global Select Market under the trading symbol “POOL.” On February 20, 2026, there were approximately 842 holders of record of our common stock and a significantly larger number of beneficial holders of our common stock.

Common Stock Dividends

We initiated quarterly dividend payments to our shareholders in the second quarter of 2004 and we have continued payments in each subsequent quarter. Our Board has increased the dividend amount twenty times, most recently in the second quarters of 2011 through 2025. Our Board may declare future dividends at its discretion, after considering various factors, including our earnings, capital requirements, financial position, contractual restrictions and other relevant business considerations. For a description of restrictions on dividends in our Credit Facility, Term Facility and Receivables Facility, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K. We cannot assure shareholders or potential investors that dividends will be declared or paid any time in the future if our Board determines that there is a better use of our funds.

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

The following graph compares the cumulative total shareholder return on our common stock for the last five fiscal years with the total return on the S&P 500 Index (of which we have been a member since 2020) and the Nasdaq Index for the same period, in each case assuming the investment of $100 on December 31, 2020 and the reinvestment of all dividends. We believe the S&P 500 Index is comprised of similar-sized public companies that represent the most likely alternative investments for investors. Additionally, we chose the S&P 500 Index for comparison, as opposed to an industry index, because we do not believe that we can reasonably identify a peer group or a published industry or line-of-business index that contains a sufficient number of companies in a similar line of business.

Comparison of Cumulative Total Return
Pool Corporation, the S&P 500 Index and the Nasdaq Index
250
200
150
100
50
0
12/31/20
12/31/21
12/31/22
12/31/23
12/31/24
12/31/25
Pool Corporation
S&P 500 Index
Nasdaq Index

	Base Period	Indexed Returns Years Ending
Company / Index	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
Pool Corporation	$100.00	$152.98	$82.56	$110.22	$95.46	$65.10
S&P 500 Index	100.00	128.71	105.40	133.10	166.40	196.16
Nasdaq Index	100.00	122.18	82.43	119.22	154.48	187.14

As shown in the graph above, our cumulative total shareholder return for the five-year period ended December 31, 2025 trailed both the S&P 500 Index and the Nasdaq Index in recent periods. During the COVID-19 pandemic (generally 2020 through 2022), we experienced unprecedented demand, driving up sales and earnings. Since the latter half of 2022, these trends moderated resulting in significantly reduced discretionary spending on new pool construction and remodeling activities. Our full-year 2025 results include a fifth consecutive year of sales exceeding $5.0 billion, diluted earnings per share of $10.85 and double-digit operating margin.

Issuer Purchases of Equity Securities

The table below summarizes the repurchases of our common stock in the fourth quarter of 2025:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
October 1 – October 31, 2025	68,271	$296.07	67,046	$493,151,746
November 1 – November 30, 2025	405,536	$246.44	405,536	$393,213,236
December 1 – December 31, 2025	266,733	$233.39	266,733	$330,961,555
Total	740,540	$246.31	739,315

(1)
Includes 1,225 shares of our common stock surrendered to us during fourth quarter of 2025 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.
(2)
In April 2025, our Board authorized an additional $309.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of February 20, 2026, $331.0 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities during the three months ended December 31, 2025.

Item 6. [RESERVED]

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

For a discussion of our base business calculations, see the RESULTS OF OPERATIONS section below.

2025 FINANCIAL OVERVIEW

Financial Results

Net sales were $5.3 billion for 2025, comparable to 2024 net sales. Sales of non‑discretionary products were steady throughout the year. In the back half of the year, we noticed improved sales trends for discretionary products.

Gross margin was 29.7% in 2025 and 2024. Gross margin in 2024 included a 20 basis points benefit from the reversal of $12.6 million for estimated import taxes. Without this benefit included in our 2024 gross margin, our 2025 gross margin improved 20 basis points, reflecting positive impacts from price increases and disciplined supply chain management.

Selling and administrative expenses (operating expenses) increased 4% to $992.3 million in 2025 compared to $958.1 million in 2024. The growth in expenses was primarily driven by incremental investments in our technology initiatives and sales center network expansion, as well as inflationary impacts, particularly on base wages and facility costs.

Operating income of $580.2 million for the year was 6% lower than $617.2 million in 2024.

Net income decreased to $406.4 million in 2025 compared to $434.3 million in 2024. Without the impact of the 2024 import tax reversal discussed above, 2025 operating income was 4% lower than in 2024.

Earnings per diluted share declined 4% to $10.85 in 2025 compared to $11.30 in 2024, which included a $0.25 benefit from the import tax reversal discussed above. We recorded a $4.6 million, or $0.12 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in 2025 compared to an $8.8 million, or $0.23 per diluted share, tax benefit in 2024. Adjusting for the impact from ASU 2016-09 in both years, earnings per diluted share decreased 3% to $10.73 in 2025 compared to $11.07 in 2024. See RESULTS OF OPERATIONS below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

Financial Position and Liquidity

Net cash provided by operations was $365.9 million in 2025. Our cash flows were impacted by working capital investments, including increases in inventory and $68.5 million in federal tax payments from 2024 that were deferred into 2025 due to relief granted by the IRS. The deferred tax payment increased operating cash flows in 2024 and decreased operating cash flows in 2025. Our 2025 operating cash flows helped to fund $184.9 million of quarterly cash dividend payments to shareholders and net capital expenditures and acquisitions of $67.2 million.

Total net receivables, including pledged receivables, increased 10% compared to December 31, 2024, primarily due to higher sales in December 2025. Our allowance for doubtful accounts was $8.0 million at December 31, 2025 and $8.6 million at December 31, 2024. Our days sales outstanding ratio, as calculated on a trailing four quarters basis, was 26.3 days at December 31, 2025 and at December 31, 2024.

Our inventory balance increased 13% to $1.5 billion at December 31, 2025 compared to $1.3 billion at December 31, 2024. This growth was primarily driven by increased purchasing ahead of price increases. Our inventory balance also reflects increases from inflation (including mid-season vendor price increases) and the addition of new and acquired sales centers. Our reserve for inventory obsolescence was $23.9 million at December 31, 2025 compared to $26.7 million at December 31, 2024. Our inventory turns, as calculated on a trailing four quarters basis, were 2.7 times at December 31, 2025 and 2.8 times at December 31, 2024.

Total debt outstanding of $1.2 billion at December 31, 2025 increased $249.1 million compared to December 31, 2024, primarily to fund open market share repurchases of $341.1 million in 2025 and working capital needs.

Current Trends and Outlook

Consumers’ investments in their homes, including backyard renovations, continue to be favorable. In recent years, steady increases in home values, lack of affordable new homes and increased mortgage rates have positioned homeowners to stay in their homes longer and upgrade their home environments, including their backyards. During the COVID-19 pandemic (generally 2020 through 2022), we experienced unprecedented demand as families spent more time at home and sought opportunities to create or expand home-based outdoor living and entertainment spaces. This trend had a positive impact on our financial performance during 2020 through 2022. Beginning in the latter half of 2022, these trends moderated resulting in lagging new pool construction and remodeling activities. Based on industry data, we estimate that new in-ground pool construction units decreased 3% to 5% from 62,000 units in 2024 to just below 60,000 units in 2025.

As in 2024, market conditions during the majority of 2025 were challenged by generally higher interest rates than the recent past, and product cost and labor inflation, which led to consumer hesitancy on discretionary spending and some cyclical suppression of demand. These market conditions impacted new pool construction and remodeling projects, particularly in the first half of the year. Throughout the year, non-discretionary maintenance product sales were stable. As lower housing turnover and market conditions encourage consumers to stay in their homes longer, we expect that consumers will continue to invest in outdoor living spaces as they consider backyards an extension of their home space. We believe that we are well positioned to benefit from the inherent long-term growth opportunities in our industry fueled by favorable population migration trends, and product developments and technological advancements as consumers focus on more sustainable and energy-efficient products.

In view of current trends, we established our outlook for 2026 based on reasonable expectations for industry demand, pricing and inflationary conditions, variable expense reductions, realization of our digital transformation initiatives and leverage of existing investments in our business. We also plan to broaden our geographic presence by opening 5 to 8 new sales centers in 2026 and by making selective acquisitions if and when appropriate opportunities arise.

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

The following summarizes our outlook for 2026:

•
We expect sales to be a low single digit increase compared to 2025, impacted by the following factors and assumptions:

o
normal weather patterns for 2026;
o
slight growth in sales of pool maintenance products;
o
consistent new construction units to 2025;
o
flat to slightly up renovation and remodel activity;
o
inflationary product cost increases, which generally pass through to customers, of approximately 1% to 2%; and
o
the same number of selling days each quarter compared to 2025.

•
We project gross margin for the full year of 2026 to be similar to our 2025 gross margin of 29.7%. We expect our gross margin to benefit from effective supply chain management, advantageous pricing strategies and increased private label sales. Our actual gross margin will depend on changes in product and customer mix and on amounts and timing of sales and inflationary price increases.

•
We expect to leverage our existing infrastructure and strategically manage discretionary spending. We project that our operating expenses in 2026 will be impacted by the following factors:

o
an increase of approximately $10.0 million to $15.0 million as performance-based compensation normalizes;
o
$5.0 million of spend to add greenfields to our sales center network;
o
utilization of technological solutions to enhance capacity creation;
o
inflationary increases in areas such as labor and occupancy costs with some offsets from our efficiency initiatives; and
o
leverage from enhanced profitability efforts at our recent greenfield locations.

In 2026, we expect our effective tax rate will be around 25% without the impact of ASU 2016-09. Our effective tax rate is dependent upon our results of operations and may change if actual results are different from our current expectations. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $4.6 million benefit in our provision for income taxes for the year ended December 31, 2025 related to ASU 2016-09.

We project that 2026 earnings will be in the range of $10.85 to $11.15 per diluted share. Our 2026 guidance does not include any estimated unrealized tax benefits related to stock option exercises, stock option expirations or restricted stock awards vesting in 2026. We expect to continue to use cash for the payment of dividends as and when declared by our Board and to fund opportunistic share repurchases at our discretion over the next year.

The forward-looking statements in this Current Trends and Outlook section and elsewhere in this report are based on current market conditions and our current business plans, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties, including the sensitivity of our business to weather conditions; changes in the economy, consumer discretionary spending, the housing market, inflation, or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in Item 1A of this Form 10-K. Also see “Cautionary Statement for Purposes of the Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995” prior to the heading “Risk Factors” in Item 1A.

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

At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 and more than 60 days past due. Additionally, we perform a separate reserve analysis on the balance of our accounts receivables with emphasis on past due accounts. We estimate future losses based upon historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family home prices.

During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts. In the past five years, write-offs have averaged approximately 0.10% of net sales annually. Write-offs as a percentage of net sales approximated 0.10% in 2025, 0.16% in 2024 and 0.12% in 2023. We expect that write-offs will approximate 0.10% of net sales in 2026.

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

If the allowance for doubtful accounts increased or decreased by 20% at December 31, 2025, pretax income would change by approximately $1.6 million and earnings per share would change by approximately $0.03 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2025).

Inventory Obsolescence

Product inventories represent the largest asset on our balance sheet. Our goal is to minimize stock-outs to provide the highest level of service to our customers. To do this, we maintain an adequate inventory of stock keeping units (SKUs) with the highest sales volumes. At the same time, we continuously strive to better manage our slower moving classes of inventory, which are not as critical to our customers and thus, inherently turn at slower rates.

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

If the reserve for inventory obsolescence increased or decreased by 20% at December 31, 2025, pretax income would change by approximately $4.8 million and earnings per share would change by approximately $0.10 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2025).

Vendor Programs

Many of our vendor arrangements provide for us to receive specified amounts of consideration when we achieve certain measures. These measures generally relate to the volume level of purchases from our vendors, or our net cost of products sold, and may include negotiated pricing arrangements. We account for consideration under vendor programs as a reduction of the prices of the vendor’s products and therefore a reduction of product inventories until we sell the product, at which time we recognize such consideration as a reduction of cost of sales in our income statement.

Throughout the year, we estimate the amount earned based on our expectation of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning consideration under each program. We accrue vendor program benefits on a monthly basis using these estimates provided that we determine they are probable and reasonably estimable. Our estimates for annual purchases, future inventory levels and sales of qualifying products are driven by our sales projections, which can be significantly impacted by a number of external factors including changes in economic conditions and weather. Changes in our purchasing mix also impact our estimates, as certain program rates can vary depending on our volume of purchases from specific vendors.

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

We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred. We have not realized any impacts since the December 2017 enactment of U.S. tax reform.

As of December 31, 2025, U.S. income taxes were not provided on the earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

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

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., including a broad range of tax reform provisions. We currently do not expect the changes resulting from the OBBBA to have a material impact on our income tax provision.

Performance-Based Compensation Accrual

The Compensation and Human Capital Management Committee of our Board (Compensation Committee) and our management have designed compensation programs intended to create a performance culture. The primary objectives of our compensation programs are to attract, motivate, reward and retain our employees without leading to unnecessary risk taking. Our compensation packages include bonus plans that are specific to groups of eligible participants and their levels and areas of responsibility. The majority of our bonus plans consist of annual cash payments that are based primarily on objective performance criteria. We calculate bonuses based on the achievement of certain key measurable financial and operational results, including operating income.

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

We record annual performance-based compensation accruals based on operating income achieved in a quarter as a percentage of total expected operating income for the year. Our estimate of full-year operating income incorporates management’s assessment of expected incentive payouts under the bonus plan objectives and is regularly updated throughout the year.

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

Impairment of Goodwill and Other Indefinite-Lived Intangible Assets

Goodwill is our largest intangible asset. At December 31, 2025, our goodwill balance was $707.3 million, representing approximately 20% of total assets. Goodwill represents the excess of the amount we paid to acquire a company over the estimated fair value of tangible assets and identifiable intangible assets acquired less liabilities assumed.

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

To the extent our qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying amount or for any reporting unit where we only perform a quantitative test, we perform a discounted cash flow analysis at the reporting unit level to estimate its fair value. If the carrying value of the reporting unit exceeds the fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. The fair value estimates used in our impairment test are determined using discounted cash flow models, which require the use of significant unobservable inputs, representative of a Level 3 fair value measurement. Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, we define a reporting unit as an individual sales center.

To test the reasonableness of our fair value estimate, we compared our company-wide estimated fair value to our market capitalization as of the date of our annual impairment test. In 2025, our company-wide estimated fair value was in line with our market capitalization. To facilitate a sensitivity analysis, we reduced our consolidated fair value estimate to reflect more conservative discounted cash flow assumptions, the sensitivity of a 50 basis point increase in our estimated weighted average cost of capital or a 50 basis point decrease in the estimated perpetuity growth rate. Our sensitivity analysis resulted in a fair value modestly lower than our market capitalization and did not result in the identification of additional locations for which it is more likely than not that the fair value is less than the carrying amount.

If our assumptions or estimates in our fair value calculations change or if operating results are less than forecasted, we could incur impairment charges in future periods. Impairment charges would decrease operating income, negatively impact diluted EPS and result in lower asset values on our balance sheet.

As of October 1, 2025, we had 253 reporting units with allocated goodwill balances. Our most significant goodwill balance of $401.6 million was related to our Porpoise Pool & Patio reporting unit. The average goodwill balance of our remaining reporting units was $1.2 million.

In October 2025, we performed our annual goodwill impairment test and recorded an aggregate goodwill impairment charge of $0.3 million related to our reporting unit in Germany and the closure of a Horizon reporting unit in Florida. We performed a discounted cash flow analysis for these reporting units and determined that the estimated fair value of the reporting units no longer exceeded their carrying value. In connection with our testing, we also identified one of our reporting units in Tennessee with goodwill of $12.1 million as most at risk for goodwill impairment due to marginal results in recent years. We performed a discounted cash flow analysis for this reporting unit and its estimated fair value exceeded its carrying value by 7.0%. The most sensitive assumptions related to our fair value for this location relate to the timing of macroeconomic market improvements and their impact on future projected sales growth.

In October 2024, we performed our annual goodwill impairment test and did not record any goodwill impairment at the reporting unit level.

In September 2023, we recorded an aggregate goodwill impairment charge of $0.6 million, primarily related to one of our Horizon reporting units in Texas that we previously identified as being most at risk of goodwill impairment. We had been monitoring this location’s results, which came in below expectations at the end of the 2023 season. We performed an interim goodwill impairment analysis, which included a discounted cash flow analysis, and determined that the estimated fair value of the reporting unit no longer exceeded its carrying value. Following this, in October 2023, we performed our annual goodwill impairment test and did not recognize any goodwill impairment at the reporting unit level.

Recent Accounting Pronouncements

See Note 1 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K for details.

RESULTS OF OPERATIONS

The table below summarizes information derived from our Consolidated Statements of Income expressed as a percentage of net sales for the past three fiscal years:

	Year Ended December 31,
	2025	2024	2023
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.3	70.3	70.0
Gross profit	29.7	29.7	30.0
Operating expenses	18.8	18.0	16.5
Operating income	11.0	11.6	13.5
Interest and other non-operating expenses, net	0.9	0.9	1.1
Income before income taxes and equity in earnings	10.1%	10.7%	12.4%

Note: Due to rounding, percentages may not add to operating income or income before income taxes and equity in earnings.

Our discussion of consolidated operating results includes the operating results from acquisitions in 2025, 2024 and 2023. We have included the results of operations in our consolidated results since the respective acquisition dates.

Fiscal Year 2025 compared to Fiscal Year 2024

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

We have not provided separate base business income statements within this Form 10-K as base business results for the quarter and year ended December 31, 2025 closely approximated consolidated results. Excluded sales centers contributed less than 1% to the change in our reported net sales.

The table below summarizes the changes in our sales center count during 2025:

December 31, 2024	448
Acquired locations	3
New locations	8
Consolidated/closed locations	(3)
December 31, 2025	456

For information about our recent acquisitions, see Note 2 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Net Sales

(in millions)	Year Ended December 31,
	2025	2024	Change
Net sales	$5,289.4	$5,311.0	$(21.6)	–%

Net sales in 2025 were consistent with 2024. During 2025, maintenance product sales held steady, indicating stable demand for non-discretionary products. Sales volumes for discretionary products declined, impacted by unfavorable macroeconomic conditions.

The following factors impacted our 2025 sales and are listed in order of estimated magnitude:

•
stable maintenance product sales;
•
lower sales volume of products used in pool construction and discretionary activities (see discussion below); and
•
a benefit of approximately 2% to 3% from inflationary product cost increases, partially offset by 1% price deflation on some items.

In 2025, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, were flat compared to 2024 and represented approximately 31% of net sales in 2025. Sales of building materials, which are primarily used in new pool construction and remodeling, were also comparable to 2024 and represented approximately 12% of net sales in 2025.

2025 Quarterly Sales Performance Compared to 2024 Quarterly Sales Performance

	Quarter
	2025
	First	Second	Third	Fourth
Net Sales (Decline) Growth	(4)%	1%	1%	(1)%

•
In the first quarter of 2025, net sales were anchored by consistent sales of non-discretionary products while sales of discretionary products continued to feel downward pressure from macroeconomic constraints and unfavorable weather in January and February. Net sales benefited approximately 2% from inflationary product cost increases, partially offset by 1% price deflation on certain items. One less selling day also lowered sales.
•
Although the market environment remained constrained in the second quarter of 2025, we saw overall sales expansion and discretionary activities were less of a drag on overall sales. Net sales benefited approximately 2% to 3% from inflationary product cost increases, partially offset by 1% price deflation on certain items.
•
Net sales in the third quarter of 2025 were supported by stable demand for maintenance products and sales growth of building materials products. Net sales benefited approximately 3% from inflationary product cost increases, partially offset by 1% price deflation on certain items.
•
Sales in the fourth quarter of 2025 were impacted by lower sales volumes compared to the fourth quarter of 2024, which benefited from repair and replacement activity following Hurricanes Helene and Milton in Florida. Net sales benefited approximately 3% from inflationary product cost increases, partially offset by 1% price deflation on certain items.

In addition to the sales discussion above, see further details of significant weather impacts under the subheading Seasonality and Quarterly Fluctuations below.

Gross Profit

(in millions)	Year Ended December 31,
	2025	2024	Change
Gross profit	$1,572.5	$1,575.3	$(2.8)	–%
Gross margin	29.7%	29.7%

Gross margin was 29.7% in 2025 and 2024. In 2024, gross margin benefited 20 basis points from the reversal of $12.6 million for estimated import taxes. In 2025, our gross margin reflected positive impacts from our strategic pricing and supply chain initiatives, partially offset by a less advantageous customer mix and the absence of the import tax reversal recognized in the prior year.

Operating Expenses

(in millions)	Year Ended December 31,
	2025	2024	Change
Selling and administrative expenses	$992.3	$958.1	$34.2	4%
Operating expenses as a percentage of net sales	18.8%	18.0%

Operating expenses increased 4%, or $34.2 million, to $992.3 million in 2025, up from $958.1 million in 2024. Our operating expenses have increased due to investments in our technology initiatives and expanding our sales center network, along with inflationary impacts on rent, base wages and insurance.

Interest and Other Non-operating Expenses, net

Interest and other non-operating expenses, net decreased $3.5 million compared to 2024, primarily due to a decrease in the weighted average effective interest rate between periods, which includes benefits from our 2025 refinancings. Our weighted average effective interest rate was 4.5% in 2025 and 5.2% in 2024 on average outstanding debt of $1.0 billion in 2025 versus $956.3 million in 2024.

Income Taxes

Our effective income tax rate was 23.8% at December 31, 2025 and 23.4% at December 31, 2024. We recorded a $4.6 million, or $0.12 per diluted share, benefit from ASU 2016-09 for the year ended December 31, 2025 compared to a benefit of $8.8 million, or $0.23 per diluted share, realized in 2024. Without the benefits from ASU 2016-09, our effective tax rate was 24.7% for the year ended 2025 and 25.0% for the year ended 2024.

Net Income and Earnings Per Share

Net income decreased to $406.4 million in 2025 compared to $434.3 million in 2024. Earnings per diluted share declined 4% to $10.85 in 2025 compared to $11.30 in 2024.

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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Year Ended
	December 31,
	2025	2024
Diluted EPS	$10.85	$11.30
Less: ASU 2016-09 tax benefit	0.12	0.23
Adjusted diluted EPS	$10.73	$11.07

Fiscal Year 2024 compared to Fiscal Year 2023

For a detailed discussion of the Results of Operations in Fiscal Year 2024 compared to Fiscal Year 2023, see the Results of Operations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

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

(Unaudited)	QUARTER
(in thousands)	2025				2024
	First	Second	Third	Fourth	First	Second	Third	Fourth
Statement of Income Data
Net sales	1,071,526	1,784,530	1,451,131	982,209	1,120,810	1,769,784	1,432,879	987,480
Gross profit	312,369	535,161	429,183	295,745	338,560	530,141	416,403	290,244
Operating income	77,538	272,670	177,987	52,008	108,720	271,481	176,353	60,651
Net income	53,545	194,258	127,013	31,587	78,885	192,439	125,701	37,300

Net sales as a % of annual net sales	20%	34%	27%	19%	21%	33%	27%	19%
Gross profit as a % of annual gross profit	20%	34%	27%	19%	21%	34%	26%	18%
Operating income as a % of annual operating income	13%	47%	31%	9%	18%	44%	29%	10%

Balance Sheet Data
Total receivables, net	497,076	576,804	443,609	347,803	527,175	577,529	425,693	314,861
Product inventories, net	1,460,680	1,330,221	1,223,809	1,454,672	1,496,947	1,295,600	1,180,491	1,289,300
Accounts payable	890,167	529,316	457,319	652,619	907,806	515,645	401,702	525,235
Total debt	1,025,090	1,229,919	1,062,002	1,199,453	979,177	1,116,553	923,829	950,356

Note: Due to rounding, the sum of quarterly percentage amounts may not equal 100%.

Weather Impacts on Fiscal Year 2025 to Fiscal Year 2024 Comparisons

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

Weather conditions in the fourth quarter of 2025 were generally warmer than average across much of the U.S., particularly in October and November. Precipitation patterns were mixed, with localized drought conditions in parts of the central regions and variable rainfall elsewhere. In October, rainy weather in California slowed sales, which is typically among Horizon’s busier months. December brought colder temperatures and winter weather in North and Northeastern markets, consistent with normal seasonal patterns. In 2024, repair and replacement activity following Hurricanes Helene and Milton provided some weather-related benefits to Florida’s results, contributing to an increase in consolidated sales of approximately 1%. Overall, the fourth quarter of 2025 did not see similar benefits from weather conditions as the fourth quarter of 2024.

Weather Impacts on Fiscal Year 2024 to Fiscal Year 2023 Comparisons

For a detailed discussion of Weather Impacts on Fiscal Year 2024 compared to Fiscal Year 2023, see the Seasonality and Quarterly Fluctuations section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

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

Our primary capital needs are seasonal working capital obligations, debt repayment obligations and other general corporate initiatives, including acquisitions, opening new sales centers, technology-related investments, dividend payments and discretionary share repurchases. Our primary working capital obligations are for the purchase of inventory, payroll, rent, other facility costs and selling and administrative expenses. Our working capital obligations fluctuate during the year, driven primarily by seasonality and the timing of inventory purchases. Our primary sources of working capital are cash from operations supplemented by bank borrowings, which have historically been sufficient to support our growth and finance acquisitions. We have funded our capital expenditures and share repurchases in substantially the same manner.

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
•
repayment of debt to maintain an average total target leverage ratio (as defined below) between 1.5 and 2.0; and
•
discretionary repurchases of our common stock under our Board authorized share repurchase program.

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

Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2025, 2024 and 2023. Based on management’s current plans, we project capital expenditures for 2026 will be approximately 1% to 1.5% of net sales.

We believe we have adequate availability of capital to fund present operations and the current capacity to finance any working capital needs that may arise. We continually evaluate potential acquisitions and hold discussions with acquisition candidates. If suitable acquisition opportunities arise that would require financing, we believe that we have the ability to finance any such transactions.

As of February 20, 2026, $331.0 million remained available to purchase shares of our common stock under our current Board-approved share repurchase plan program. We expect to repurchase additional shares in the open market from time to time subject to market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under our credit and receivables facilities described below.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Year Ended December 31,
	2025	2024
Operating activities	$365,850	$659,186
Investing activities	(67,792)	(66,169)
Financing activities	(273,379)	(576,550)

Cash provided by operations of $365.9 million for 2025 decreased $293.3 million compared to 2024. The change in net cash flow from operations is mainly attributable to increased working capital investments, such as higher inventory balances, and $68.5 million in federal tax payments deferred from 2024 into 2025 as a result of relief granted by the IRS. This deferred tax payment increased operating cash flows in 2024 and decreased operating cash flows in 2025.

Cash used in investing activities increased $1.6 million to $67.8 million in 2025, primarily reflecting an increase of $6.1 million in payments for acquisitions compared to 2024, partially offset by a decrease of $3.1 million in net capital expenditures between years.

Cash used in financing activities decreased to $273.4 million in 2025 compared to $576.6 million in 2024. The change in financing activities primarily reflects $249.5 million of net debt proceeds in 2025 versus $101.7 million of net debt payments in 2024, partially offset by increases in share repurchases of $40.0 million and dividends paid of $5.3 million in 2025 versus 2024.

For a discussion of our sources and uses of cash in 2023, see the Liquidity and Capital Resources – Sources and Uses of Cash section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2024 Annual Report on Form 10-K.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are the Fourth Amended and Restated Credit Facility (the Credit Facility), the Term Facility (the Term Facility) and the Receivables Securitization Facility (the Receivables Facility). For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Credit Facility

Our Credit Facility provides for $1.3 billion in borrowing capacity consisting of an $800.0 million revolving credit facility and a $500.0 million term loan facility. The Credit Facility also includes an accordion feature permitting us to request one or more incremental term loans or revolving credit facility commitment increases up to $250.0 million and sublimits for the issuance of swingline loans and standby letters of credit. We pay interest on revolving and term loan borrowings under the Credit Facility at a variable rate based on the one-month term secured overnight financing rate (SOFR), plus an applicable margin. The term loan requires quarterly amortization payments commencing on September 30, 2027 with all remaining principal due on September 30, 2029. We intend to continue to use the Credit Facility for general corporate purposes, for future share repurchases and to fund future growth initiatives.

At December 31, 2025, there was $925.1 million outstanding, including a $500.0 million term loan, with $14.4 million in standby letters of credit outstanding and $360.5 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2025 was approximately 4.0%, excluding commitment fees and including the impact of our interest rate swaps.

Term Facility

Our Term Facility provides for $90.0 million in borrowing capacity. We pay interest on borrowings under the Term Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Term Facility is repaid in quarterly installments of 1.250% of the Term Facility beginning in the third quarter of 2027, with the final principal repayment due on September 30, 2029. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At December 31, 2025, the Term Facility had an outstanding balance of $90.0 million at a weighted average effective interest rate of 5.0%

Receivables Securitization Facility

Our two-year accounts receivable securitization facility offers us a lower-cost form of financing. Under this facility, we can borrow up to $375.0 million between April through May and from $210.0 million to $350.0 million during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Receivables Facility matures on October 30, 2026.

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

At December 31, 2025, there was $174.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 4.6%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants. As of December 31, 2025, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00. Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of December 31, 2025, our average total leverage ratio equaled 1.67 (compared to 1.42 as of December 31, 2024) and the TTM average total indebtedness amount used in this calculation was $1.1 billion.
•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility). As of December 31, 2025, our fixed charge ratio equaled 4.78 (compared to 5.07 as of December 31, 2024) and TTM Rental Expense was $112.2 million.

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

Other covenants in each of our credit facilities include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets. Failure to comply with any of our financial covenants or any other terms of the Credit Facility and the Term Facility could result in, among other things, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

Interest Rate Swaps

We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings. Interest expense related to the notional amounts under all swap contracts is based on applicable fixed rates plus the applicable margin on the respective borrowings.

As of December 31, 2025, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 5 of “Notes to Consolidated Financial Statements” included in Item 8 of this Form 10-K.

Compliance and Future Availability

As of December 31, 2025, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility. We believe we will remain in compliance with all covenants and financial ratio requirements throughout the next 12 months. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.

Future Obligations

We have certain fixed contractual obligations and commitments that include future estimated payments for general operating purposes. Changes in our business needs, fluctuating interest rates and other factors may result in actual payments differing from our estimates. We cannot provide certainty regarding the timing and amounts of these payments. The following table summarizes our obligations as of December 31, 2025 (in thousands) that are expected to impact liquidity and cash flow in future periods. We believe we will be able to fund these obligations through our existing cash, cash expected to be generated from operations, borrowings on our facilities and proceeds from any future refinancing transactions.

		Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Long-term debt	$1,202,629	$187,529	$44,250	$970,850	$—
Operating leases	387,601	106,657	161,568	85,926	33,450
Purchase obligations	131,094	30,490	67,318	33,286	—
	$1,721,324	$324,676	$273,136	$1,090,062	$33,450

The significant assumptions used in our determination of amounts presented in the above table are as follows:

•
Long-term debt amounts represent only the future principal payments on our debt as of December 31, 2025. Estimates of interest payable on this debt is separately reflected in the table appearing below. On our Consolidated Balance Sheets, we classify the entire outstanding balance of the Receivables Facility as Long-term debt as we intend and have the ability to refinance the obligations on a long-term basis. For additional information regarding our debt arrangements, see Note 5 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
•
Operating lease amounts include future rental payments under the current terms of our operating leases. For additional information regarding our operating leases, see Note 9 of our “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10-K.
•
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

The table below contains estimated interest payments (in thousands) related to our long-term debt obligations presented in the table above. We calculated estimates of future interest payments based on the December 31, 2025 outstanding debt balances, using the fixed rates under our interest rate swap agreements for the applicable notional amounts and the weighted average effective interest rates as of December 31, 2025 for the remaining outstanding balances not covered by our swap contracts. To project the estimated interest expense to coincide with the time periods used in the table above, we projected the estimated debt balances for future years based on the scheduled maturity dates of the Credit Facility, the Term Facility and the Receivables Facility. Our actual interest payments could vary substantially from the amounts projected.

		Estimated Interest Payments Due by Period
	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Interest	$175,004	$44,023	$95,107	$35,874	$—

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

Interest Rate Risk

Our earnings are exposed to changes in short-term interest rates because of the variable interest rates on our debt. However, we have entered into interest rate swap contracts to reduce our exposure to interest rate fluctuations. For information about our debt arrangements and interest rate swaps, see Note 5 of “Notes to Consolidated Financial Statements,” included in Item 8 of this Form 10‑K.

In 2025, there was no interest rate risk related to the notional amounts under our interest rate swap contracts. The portions of our outstanding balances under the Credit Facility, Term Facility and the Receivables Facility that were not covered by our interest rate swap contracts were subject to variable interest rates. To calculate the potential impact in 2025 related to interest rate risk, we performed a sensitivity analysis assuming that we borrowed the maximum $1.3 billion available under the Credit Facility, the $375 million maximum available under the Receivables Facility and the full $500 million outstanding under our Term Facility. In this analysis, we assumed that the variable interest rates for each facility increased by 1.0%. Based on this calculation, our pretax income would have decreased by approximately $13.7 million and earnings per share would have decreased by approximately $0.27 per diluted share (based on the number of weighted average diluted shares outstanding for the year ended December 31, 2025).

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

Currency Risk

Changes in the exchange rates for the functional currencies of our international subsidiaries, as shown in the table below, may positively or negatively impact our sales, operating expenses and earnings. Historically, we have not hedged our currency exposure and fluctuations in exchange rates have not materially affected our operating results. While our international operations, including Canada and Mexico, accounted for only 7% of total net sales in 2025, our exposure to currency rate fluctuations could be material in 2026 and future years to the extent that either currency rate changes are significant or that our international operations comprise a larger percentage of our consolidated results.

Functional Currencies
Canada	Canadian Dollar
United Kingdom	British Pound
Belgium	Euro
Croatia	Euro
France	Euro
Germany	Euro
Italy	Euro
Portugal	Euro
Spain	Euro
Mexico	Mexican Peso
Australia	Australian Dollar

Item 8. Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pool Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Pool Corporation (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

Valuation of Goodwill

Description of the Matter

At December 31, 2025, the Company’s goodwill was $707.3 million, including $401.6 million of goodwill relating to one reporting unit. As discussed in Note 3 of the consolidated financial statements, goodwill is tested for impairment at least annually at the reporting unit level. The Company’s goodwill is assigned to reporting units as of the acquisition date.

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

New Orleans, Louisiana
February 26, 2026

POOL CORPORATION

Consolidated Statements of Income

(In thousands, except per share data)

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,289,396	$5,310,953	$5,541,595
Cost of sales	3,716,938	3,735,606	3,881,551
Gross profit	1,572,458	1,575,347	1,660,044
Selling and administrative expenses	992,254	958,143	913,477
Operating income	580,204	617,204	746,567
Interest and other non-operating expenses, net	46,770	50,250	58,431
Income before income taxes and equity in earnings	533,434	566,954	688,136
Provision for income taxes	127,132	132,836	165,084
Equity in earnings of unconsolidated investments, net	102	207	177
Net income	$406,404	$434,325	$523,229

Earnings per share attributable to common stockholders:
Basic	$10.89	$11.37	$13.45
Diluted	$10.85	$11.30	$13.35
Weighted average common shares outstanding:
Basic	37,149	38,007	38,704
Diluted	37,288	38,228	38,997

Cash dividends declared per common share	$4.95	$4.70	$4.30

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Comprehensive Income

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Net income	$406,404	$434,325	$523,229
Other comprehensive income (loss):
Foreign currency translation adjustments	15,765	(16,389)	6,909
Unrealized losses on interest rate swaps, net of the change in taxes of $2,874, $1,285 and $2,074	(8,621)	(3,857)	(6,222)
Total other comprehensive income (loss)	7,144	(20,246)	687
Comprehensive income	$413,548	$414,079	$523,916

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$104,963	$77,862
Receivables, net	136,063	115,835
Receivables pledged under receivables facility	211,740	199,026
Product inventories, net	1,454,672	1,289,300
Prepaid expenses and other current assets	62,426	47,091
Total current assets	1,969,864	1,729,114

Property and equipment, net	267,065	251,324
Goodwill	707,345	698,910
Other intangible assets, net	283,882	290,732
Equity interest investments	1,576	1,439
Operating lease assets	327,398	314,853
Other assets	68,996	81,812
Total assets	$3,626,126	$3,368,184

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$652,619	$525,235
Accrued expenses and other current liabilities	109,301	171,194
Short-term borrowings and current portion of long-term debt	13,029	49,473
Current operating lease liabilities	105,336	98,284
Total current liabilities	880,285	844,186

Deferred income taxes	95,633	81,408
Long-term debt, net	1,186,424	900,883
Other long-term liabilities	48,313	44,959
Non-current operating lease liabilities	230,242	223,283
Total liabilities	2,440,897	2,094,719

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 36,577,686 shares issued and outstanding at December 31, 2025 and 37,691,942 shares issued and outstanding at December 31, 2024	37	38
Additional paid-in capital	671,050	638,615
Retained earnings	520,662	648,476
Accumulated other comprehensive loss	(6,520)	(13,664)
Total stockholders’ equity	1,185,229	1,273,465
Total liabilities and stockholders’ equity	$3,626,126	$3,368,184

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2025	2024	2023
Operating activities
Net income	$406,404	$434,325	$523,229
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	42,678	36,784	31,585
Amortization	8,927	8,697	8,555
Share-based compensation	22,733	19,248	19,582
(Benefit) provision for doubtful accounts receivable, net of write-offs	(589)	(3,122)	2,197
(Benefit) provision for inventory obsolescence, net of write-offs	(2,756)	3,048	1,930
Provision for deferred income taxes	17,030	15,739	10,359
Gains on sales of property and equipment	(611)	(1,645)	(317)
Equity in earnings of unconsolidated investments, net	(102)	(207)	(177)
Net (gains) losses on foreign currency transactions	(492)	218	(813)
Goodwill impairment	285	—	550
Other	(271)	(245)	200
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(27,324)	29,146	10,108
Product inventories	(147,405)	66,201	231,240
Prepaid expenses and other assets	91,799	75,122	57,840
Accounts payable	119,358	14,429	96,128
Accrued expenses and other liabilities	(163,814)	(38,552)	(103,967)
Net cash provided by operating activities	365,850	659,186	888,229

Investing activities
Acquisition of businesses, net of cash acquired	(10,831)	(4,692)	(11,533)
Purchases of property and equipment, net of sale proceeds	(56,334)	(59,476)	(60,096)
Other investments, net	(627)	(2,001)	32
Net cash used in investing activities	(67,792)	(66,169)	(71,597)

Financing activities
Proceeds from revolving line of credit	1,929,200	1,517,800	1,548,618
Payments on revolving line of credit	(1,698,700)	(1,575,700)	(1,815,829)
Proceeds from term loan under credit facility	50,000	—	—
Payments on term loan under credit facility	(12,500)	(25,000)	(12,500)
Proceeds from asset-backed financing	473,500	727,000	552,500
Payments on asset-backed financing	(473,100)	(744,600)	(560,300)
Payments on term facility	(19,938)	—	(47,313)
Proceeds from short-term borrowings and current portion of long-term debt	17,700	8,873	19,998
Payments on short-term borrowings and current portion of long-term debt	(16,644)	(10,103)	(19,338)
Payments of deferred financing costs	(1,397)	(2,077)	(52)
Payments of deferred and contingent acquisition consideration	—	—	(551)
Proceeds from stock issued under share-based compensation plans	9,702	13,190	10,455
Payments of cash dividends	(184,916)	(179,633)	(167,461)
Repurchases of common stock	(346,286)	(306,300)	(306,359)
Net cash used in financing activities	(273,379)	(576,550)	(798,132)
Effect of exchange rate changes on cash and cash equivalents	2,422	(5,145)	2,449
Change in cash and cash equivalents	27,101	11,322	20,949
Cash and cash equivalents at beginning of year	77,862	66,540	45,591
Cash and cash equivalents at end of year	$104,963	$77,862	$66,540

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Income (Loss)	Total
Balance at December 31, 2022	39,069	$39	$575,776	$653,484	$5,895	$1,235,194
Net income	—	—	—	523,229	—	523,229
Foreign currency translation	—	—	—	—	6,909	6,909
Interest rate swaps, net of the change in taxes of $2,074	—	—	—	—	(6,222)	(6,222)
Repurchases of common stock, net of retirements	(862)	(1)	—	(309,262)	—	(309,263)
Share-based compensation	—	—	19,582	—	—	19,582
Issuance of stock under share-based compensation plans	148	—	10,819	—	—	10,819
Declaration of cash dividends	—	—	—	(167,461)	—	(167,461)
Balance at December 31, 2023	38,355	38	606,177	699,990	6,582	1,312,787
Net income	—	—	—	434,325	—	434,325
Foreign currency translation	—	—	—	—	(16,389)	(16,389)
Interest rate swaps, net of the change in taxes of $1,285	—	—	—	—	(3,857)	(3,857)
Repurchases of common stock, net of retirements	(843)	—	—	(306,206)	—	(306,206)
Share-based compensation	—	—	19,248	—	—	19,248
Issuance of stock under share-based compensation plans	180	—	13,190	—	—	13,190
Declaration of cash dividends	—	—	—	(179,633)	—	(179,633)
Balance at December 31, 2024	37,692	38	638,615	648,476	(13,664)	1,273,465
Net income	—	—	—	406,404	—	406,404
Foreign currency translation	—	—	—	—	15,765	15,765
Interest rate swaps, net of the change in taxes of $2,874	—	—	—	—	(8,621)	(8,621)
Repurchases of common stock, net of retirements	(1,271)	(1)	—	(349,261)	—	(349,262)
Share-based compensation	—	—	22,733	—	—	22,733
Issuance of stock under share-based compensation plans	157	—	9,702	—	—	9,702
Declaration of cash dividends	—	—	—	(184,957)	—	(184,957)
Balance at December 31, 2025	36,578	$37	$671,050	$520,662	$(6,520)	$1,185,229

The accompanying Notes are an integral part of these Consolidated Financial Statements.

POOL CORPORATION

Notes to Consolidated Financial Statements

Note 1 - Organization and Summary of Significant Accounting Policies

Description of Business

As of December 31, 2025, Pool Corporation and our subsidiaries (the Company, which may also be referred to as we, us or our) operated 456 sales centers in North America, Europe and Australia from which we sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscapes, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. We distribute products through five networks: SCP Distributors (SCP), Superior Pool Products (Superior), Horizon Distributors (Horizon), National Pool Trends (NPT) and Sun Wholesale Supply (Sun Wholesale).

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

Newly Adopted Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2023‑09, Income Taxes (Topic 740) - Improvements to Income Tax Disclosures, which enhances the transparency of income tax disclosures through greater disaggregation in the effective tax rate reconciliation and expanded disclosures of income taxes paid. We adopted ASU 2023‑09 prospectively for the year ended December 31, 2025. The adoption of this standard, which enhanced our income tax related disclosures, did not have an impact on our consolidated financial statements. See Note 7 for the additional disclosures required under this standard.

In July 2025, the FASB issued ASU 2025‑05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets, which provides a practical expedient allowing entities to assume that current conditions as of the balance sheet date will continue for the remaining life of current accounts receivable and contract assets. We adopted ASU 2025‑05 prospectively for the year ended December 31, 2025, electing the practical expedient for our trade receivables. The adoption of this standard did not have a material impact on our consolidated financial statements or related disclosures, and we do not expect it to have a material impact in future periods.

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

Vendor Programs

Many of our arrangements with our vendors provide for us to receive specified amounts of consideration when we achieve any of a number of measures. These measures are generally related to the volume level of purchases from our vendors, or our net cost of products sold, and may include negotiated pricing arrangements. We account for consideration under vendor programs as a reduction of the prices of the vendors’ products and as a reduction of inventory until we sell the products, at which time such considerations are recognized as a reduction of Cost of sales on our Consolidated Statements of Income.

Throughout the year, we estimate the amount earned based on our expectation of total purchases for the fiscal year relative to the purchase levels that mark our progress toward earning consideration under each program. We accrue vendor benefits on a monthly basis using these estimates, provided that we determine they are probable and reasonably estimable. We continually revise these estimates to reflect actual credits earned based on actual purchase levels and trends related to sales and purchasing mix. When we make adjustments to our estimates, we determine whether any portion of the adjustment impacts the amount of vendor credits that are deferred in inventory. We recognize changes in our estimates as a cumulative catch-up adjustment to the amounts recognized to date in our Consolidated Financial Statements.

Shipping and Handling Costs

We record shipping and handling costs associated with inbound freight as cost of sales. The table below presents shipping and handling costs associated with outbound freight, which we include in Selling and administrative expenses (in thousands):

2025	2024	2023
$89,667	$90,268	$84,932

Share-Based Compensation

We record share-based compensation for stock options and other share-based awards over the requisite service period based on the estimated fair value as measured on the grant date. For stock option awards, we use a Black-Scholes model for estimating the grant date fair value. The grant date fair value of share-based awards is equal to the closing market price of our common stock on the grant date. For additional discussion of share-based compensation, see Note 6.

Advertising Costs

We expense advertising costs when incurred. The table below presents advertising expense for the past three years (in thousands):

2025	2024	2023
$22,884	$25,209	$28,532

Income Taxes

Our income tax provision is based on income before income taxes and is accounted for under the asset and liability method. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to settle. We recognize future tax benefits, such as net operating losses and tax credits, to the extent that realizing these benefits is considered in its judgment to be more likely than not. The effect on deferred tax assets and liabilities of a change in tax rates is recognized as income or expense in the period that includes the enactment date. We regularly review the recoverability of our deferred tax assets by considering our historic profitability, projected future taxable income and timing of the reversals of existing temporary differences. When appropriate, we record a valuation allowance against deferred tax assets that are deemed not more likely than not to be realizable.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards or increase for tax deficiencies. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. To the extent realized tax deductions are less than the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax expense. We record all excess tax benefits or deficiencies as a component of income tax benefit or expense in the period in which stock options are exercised or restrictions on stock awards lapse.

We record Global Intangible Low Tax Income (GILTI) on foreign earnings as period costs if and when incurred. We have not realized any impacts since the U.S. first imposed taxes on GILTI in December 2017.

On July 4, 2025, the One Big Beautiful Bill Act (OBBBA) was signed into law in the U.S., including a broad range of tax reform provisions. We currently do not expect the changes resulting from the OBBBA to have a material impact on our income tax provision.

For additional information regarding income taxes, see Note 7.

Equity Method Investments

We account for our 50% investment in Northpark Corporate Center, LLC (NCC) using the equity method of accounting. Accordingly, we report our share of income or loss based on our ownership interest in this investment.

Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by earnings allocated to participating securities. Our participating securities include share-based awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders.

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

Foreign Currency

The functional currency of each of our foreign subsidiaries is its applicable local currency. We translate our foreign subsidiary financial statements into U.S. dollars based on published exchange rates. We include these translation adjustments as a component of Accumulated other comprehensive loss on the Consolidated Balance Sheets. We include realized transaction gains and losses that arise from exchange rate fluctuations in Interest and other non-operating expenses, net on the Consolidated Statements of Income. We realized a net foreign currency transaction gain of $0.5 million in 2025, loss of $0.2 million in 2024 and gain of $0.8 million in 2023.

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

Level 3 Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at December 31,
	Input Level	Classification	2025	2024
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$—	$734
Unrealized gains on interest rate swaps	Level 2	Other assets	9,115	19,876
Deferred compensation plan asset	Level 1	Other assets	19,682	18,018
Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$19,682	$18,018

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

The carrying values of cash and cash equivalents, receivables, accounts payable and accrued expenses approximate fair value due to the short maturity of those instruments. The carrying value of long-term debt approximates fair value. Our determination of the estimated fair value reflects a discounted cash flow model using our estimates, including assumptions related to borrowing rates (Level 3 inputs).

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

We estimate future losses based on historical bad debts, customer receivable balances, age of customer receivable balances, customers’ financial conditions and current economic trends, including certain trends in the housing market, the availability of consumer credit and general economic conditions (as commonly measured by GDP). We monitor housing market trends through review of the House Price Index as published by the Federal Housing Finance Agency, which measures the movement of single-family house prices. At the end of each quarter, we perform a reserve analysis of all accounts with balances greater than $20,000 that are more than 60 days past due. During the year, we write off account balances when we have exhausted reasonable collection efforts and determined that the likelihood of collection is remote. These write-offs are charged against our allowance for doubtful accounts.

The following table summarizes the changes in our allowance for doubtful accounts for the past three years (in thousands):

	2025	2024	2023
Balance at beginning of year	$8,593	$11,718	$9,522
Bad debt expense	2,868	4,187	7,526
Write-offs, net of recoveries	(3,457)	(7,312)	(5,330)
Balance at end of year	$8,004	$8,593	$11,718

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

We periodically adjust our reserve for inventory obsolescence as changes occur in the above-identified factors.

The following table summarizes the changes in our reserve for inventory obsolescence for the past three years (in thousands):

	2025	2024	2023
Balance at beginning of year	$26,662	$23,464	$21,208
Provision for inventory write-downs	3,951	10,484	8,483
Deduction for inventory write-offs	(6,707)	(7,286)	(6,227)
Balance at end of year	$23,906	$26,662	$23,464

Property and Equipment

Property and equipment are stated at cost. We depreciate property and equipment on a straight-line basis over the following estimated useful lives:

Buildings	40 years
Leasehold improvements (1)	1 - 10 years
Autos and trucks	3 - 6 years
Machinery and equipment	3 - 15 years
Computer equipment	3 - 7 years
Furniture and fixtures	5 - 10 years

(1)
For substantial improvements made near the end of a lease term where we are reasonably certain the lease will be renewed, we amortize the leasehold improvement over the remaining life of the lease including the expected renewal period.

The table below presents depreciation expense for the past three years (in thousands):

2025	2024	2023
$42,678	$36,784	$31,585

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

To the extent our qualitative test indicates it is more likely than not that the fair value of a reporting unit is less than the carrying amount or for a reporting unit where we only perform a quantitative test, we perform a quantitative test using a discounted cash flow analysis at the reporting unit level to estimate its fair value. If the carrying value of the reporting unit exceeds the fair value, we record a goodwill impairment charge for the difference, up to the carrying value of the goodwill. We recognize any impairment loss in operating income. The assumptions used in our impairment test are considered unobservable inputs (Level 3 inputs as defined in the accounting guidance). Since we define an operating segment as an individual sales center and we do not have operations below the sales center level, our reporting unit is an individual sales center. For additional discussion of goodwill and other intangible assets, see Note 3.

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

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	December 31,
	2025	2024
Foreign currency translation adjustments	$(13,323)	$(29,088)
Unrealized gains on interest rate swaps, net of tax	6,803	15,424
Accumulated other comprehensive loss	$(6,520)	$(13,664)

Retained Earnings

We account for the retirement of share repurchases as a decrease to our Retained earnings on our Consolidated Balance Sheets. As of December 31, 2025, the retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, treasury share retirements since the inception of our share repurchase programs of $3.1 billion and cumulative dividends of $1.5 billion.

Supplemental Cash Flow Information

The following table presents supplemental disclosures to the accompanying Consolidated Statements of Cash Flows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Cash paid during the year for:
Interest	$47,670	$51,046	$58,131
Income taxes, net of refunds	180,473	42,990	153,157

Cash paid for income taxes in 2024 was lower due to a $68.5 million deferral of our third and fourth quarter estimated tax payments, subsequently paid in February 2025, as allowed for companies impacted by Hurricane Francine.

Recent Accounting Pronouncements Pending Adoption

The following table summarizes the remaining recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
ASU 2025-06, Intangibles—Goodwill and Other— Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements.

		For annual periods beginning after December 15, 2027, including interim periods within those fiscal years. The ASU may be adopted on a prospective or retrospective basis with early adoption permitted.	We are currently evaluating the impact that the adoption of this standard will have on our consolidated financial statements and related disclosures.
ASU 2024-03, Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses and related amendments

In November 2024, the FASB issued ASU 2024-03, which adds new disclosure requirements, including more detailed information about certain income statement expense line items and a separate disclosure for selling expenses.

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
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2023-06, which will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives, and transfers of financial assets.

On the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.

We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements or related disclosures.

Note 2 - Acquisitions

2025 Acquisitions

In October 2025, we acquired the distribution assets of Vegas Stone Brokers, a stone and hardscapes supplier, adding one location in Nevada.

In August 2025, we acquired the distribution assets of Great Plains Supply and Spa Products, a wholesale distributor of swimming pool products and supplies, adding one location in Kansas and one location in Texas.

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

Note 3 - Goodwill and Other Intangible Assets

The table below presents changes in the carrying amount of goodwill and our accumulated impairment losses (in thousands):

Goodwill (gross) at December 31, 2023	$714,622
Acquired goodwill	2,170
Foreign currency translation and other adjustments (1)	(3,338)
Goodwill (gross) at December 31, 2024	713,454

Accumulated impairment losses at December 31, 2023	(14,544)
Goodwill impairment	—
Accumulated impairment losses at December 31, 2024	(14,544)

Goodwill (net) at December 31, 2024	$698,910

Goodwill (gross) at December 31, 2024	$713,454
Acquired goodwill	7,197
Foreign currency translation and other adjustments	1,523
Goodwill (gross) at December 31, 2025	722,174

Accumulated impairment losses at December 31, 2024	(14,544)
Goodwill impairment	(285)
Accumulated impairment losses at December 31, 2025	(14,829)

Goodwill (net) at December 31, 2025	$707,345

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

As of October 1, 2025, we had 253 reporting units with allocated goodwill balances. Our most significant goodwill balance of $401.6 million was related to our Porpoise Pool & Patio reporting unit. The average goodwill balance of our remaining reporting units was $1.2 million.

In October 2025, we performed our annual goodwill impairment test and recorded an aggregate goodwill impairment charge of $0.3 million related to our reporting unit in Germany and the closure of a Horizon reporting unit in Florida. We performed a discounted cash flow analysis for these reporting units and determined that the estimated fair value of the reporting units no longer exceeded their carrying value. In connection with our testing, we also identified one of our reporting units in Tennessee with goodwill of $12.1 million as most at risk for goodwill impairment due to marginal results in recent years. The most sensitive assumptions related to our fair value for this location relate to the timing of macroeconomic market improvements and their impact on future projected sales growth.

In October 2024, we performed our annual goodwill impairment test and did not record any additional goodwill impairment at the reporting unit level.

We record goodwill and intangibles impairment in Selling and administrative expenses on our Consolidated Statements of Income.

Other intangible assets consisted of the following (in thousands):

	December 31,						Weighted
	2025			2024			Average
	Intangibles Gross	Accumulated Amortization	Intangibles Net	Intangibles Gross	Accumulated Amortization	Intangibles Net	Useful Life
Horizon tradename	$8,400	$—	$8,400	$8,400	$—	$8,400	Indefinite
Pinch A Penny brand name	169,000	—	169,000	169,000	—	169,000	Indefinite
National Pool Tile (NPT) tradename	1,500	(1,338)	162	1,500	(1,262)	238	20
Non-compete agreements	7,569	(5,766)	1,803	6,419	(4,394)	2,025	4.47
Customer relationships	109,000	(22,021)	86,979	109,000	(16,573)	92,427	20
Franchise agreements	22,000	(4,462)	17,538	22,000	(3,358)	18,642	20
Total other intangibles	$317,469	$(33,587)	$283,882	$316,319	$(25,587)	$290,732

The Horizon tradename and Pinch A Penny brand name each have an indefinite useful life and are not subject to amortization. We evaluate the useful life of these intangible assets and test for impairment annually by analyzing qualitative factors to determine whether it is more likely than not that their fair values are less than their carrying amounts as a basis for determining whether it is necessary to perform quantitative impairment testing. The NPT tradename, our non-compete agreements, customer relationships and franchise agreements have finite useful lives, and we amortize the estimated fair value of these agreements using the straight-line method over their respective useful lives. In October 2025, we performed our annual impairment test and did not identify any indicators of impairment related to these assets. The useful lives for our non-compete agreements are based on their contractual terms.

Other intangible amortization expense was $8.0 million in 2025, $7.8 million in 2024 and $7.8 million in 2023.

The table below presents estimated amortization expense for other intangible assets for the next five years (in thousands):

2026	$7,703
2027	6,950
2028	6,778
2029	6,667
2030	6,627

Note 4 - Details of Certain Balance Sheet Accounts

The table below presents additional information regarding certain balance sheet accounts (in thousands):

	December 31,
	2025	2024
Receivables, net:
Trade accounts	$44,043	$31,472
Vendor programs	94,998	90,199
Other, net	5,026	2,757
Total receivables	144,067	124,428
Less: Allowance for doubtful accounts	(8,004)	(8,593)
Receivables, net	$136,063	$115,835

Prepaid expenses and other current assets:
Prepaid expenses	$53,514	$42,904
Other current assets	8,912	4,187
Prepaid expenses and other current assets	$62,426	$47,091

Property and equipment, net:
Land	$23,911	$24,474
Buildings	58,970	58,744
Leasehold improvements	100,583	90,337
Autos and trucks	169,244	144,556
Machinery and equipment	143,126	126,606
Computer equipment	35,546	36,707
Furniture and fixtures	11,906	10,042
Fixed assets in progress	6,481	15,012
Total property and equipment	549,767	506,478
Less: Accumulated depreciation	(282,702)	(255,154)
Property and equipment, net	$267,065	$251,324

Accrued expenses and other current liabilities:
Salaries and payroll deductions	$18,727	$18,956
Performance-based compensation	15,598	18,312
Taxes payable	23,629	87,848
Other current liabilities	51,347	46,078
Accrued expenses and other current liabilities	$109,301	$171,194

Note 5 - Debt

The table below presents the components of our debt (in thousands):

	December 31,
	2025	2024
Variable rate debt
Current portion of long-term debt:
Australian credit facility	$13,029	$11,973
Current portion of term loans under credit facility	—	37,500
Short-term borrowings and current portion of long-term debt	13,029	49,473

Long-term portion:
Revolving credit facility	425,100	194,600
Term loans under credit facility	500,000	425,000
Term facility	90,000	109,937
Receivables securitization facility	174,500	174,100
Less: financing costs, net	3,176	2,754
Long-term debt, net	1,186,424	900,883
Total debt	$1,199,453	$950,356

Credit Facility

On July 10, 2025, we entered into the Fourth Amended and Restated Credit Agreement (the Amended Agreement), by and among us, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto. The Amended Agreement amended and restated the terms of our predecessor credit agreement principally by refinancing the predecessor $500.0 million term loan, extending the term loan maturity date from September 26, 2026 to September 30, 2029 and removing the term secured overnight financing rate (Term SOFR) adjustment of 0.10%. Under the Amended Agreement, the term loan requires quarterly amortization payments commencing on September 30, 2027, with all remaining principal due on September 30, 2029.

Otherwise, the Amended Agreement retains the core features of the predecessor credit agreement, including:

•
$1.3 billion in borrowing capacity, consisting of:
o
an $800.0 million revolving credit facility;
o
a $500.0 million term loan facility
•
an accordion feature permitting us to request one or more incremental term loans or revolving credit facility commitment increases up to $250.0 million;
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

At December 31, 2025, there was $925.1 million outstanding, including a $500.0 million term loan, $14.4 million in standby letter of credits outstanding, and $360.5 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of December 31, 2025 was approximately 4.0%, excluding commitment fees and including the impact of our interest rate swaps.

Revolving and term borrowings under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.
a base rate, which is the highest of (i) the Agent’s prime rate, (ii) the Federal Funds Rate plus 0.50% and (iii) Term SOFR (defined below) for a one-month tenor in effect on such day plus 1.000%; or
b.
Term SOFR, the rate per annum equal to Term SOFR for such calculation.

Borrowings by the Canadian Borrower bear interest, at the Canadian Borrower’s option, at either of the following and, in each case, plus an applicable margin:

a.
a base rate, which is the greatest of (i) the Canadian Reference Bank prime rate and (ii) the Canadian Dealer Offered Rate (CDOR) plus 1.000%; or
b.
Adjusted Term Canadian Overnight Repo Rate Average (CORRA), which is the rate equal to Term CORRA plus the Term CORRA Adjustment of 0.29547%.

Borrowings by the Euro Borrower bear interest at the Adjusted Eurocurrency rate plus an applicable margin.

Borrowings under any swingline loans under the Credit Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.
the Term SOFR Swingline Rate, which is Term SOFR for a period equal to one month (commencing on the date of determination of such interest rate); or
b.
a base rate, which is the highest of (i) the Agent’s prime rate, (ii) the Federal Funds Rate plus 0.500% and (iii) Adjusted Term SOFR for a one-month tenor in effect on such day plus 1.000%.

The interest rate margins on the borrowings and letters of credit issued under the Credit Agreement are based on our leverage ratio and will range from 0.000% to 0.425% on Base Rate, Canadian Base Rate and Base Rate swingline loans and from 0.910% to 1.425% on CDOR, Adjusted Term CORRA, Adjusted Eurocurrency rate and Term SOFR Swingline Rate loans (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Credit Agreement). We are also required to pay an annual facility fee with respect to the lenders’ aggregate revolving credit commitment, the amount of which is based on our leverage ratio.

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

At December 31, 2025, the Term Facility had an outstanding balance of $90.0 million at a weighted average effective interest rate of 5.0%.

Borrowings under the Term Facility bear interest, at our option, at either of the following and, in each case, plus an applicable margin:

a.
a base rate, which is the greatest of (i) the rate per annum equal to the weighted average of the rates on overnight federal funds transactions with members of the Federal Reserve System, as published by the Federal Reserve Bank of New York on the business day next succeeding such day plus 0.50%, (ii) Bank of America’s “prime rate,” or (iii) the Term SOFR Rate (defined below) plus 1.00%; or
b.
the Term SOFR Rate, which is the greater of (i) the rate per annum equal to the Term SOFR Screen Rate administered by CME Group Benchmark Administration Limited or any successor administrator or (ii) the rate per annum equal to the Term SOFR Screen Rate with a term of one month commencing that day.

The interest rate margins on the borrowings under the Term Facility are based on our leverage ratio and will range from 0.000% to 0.625% on Base Rate borrowings and 1.000% to 1.625% on Adjusted Term SOFR Rate borrowings (with all such rates being calculated in accordance with the terms and by reference to the definitions specified in the Term Facility Agreement).

Receivables Securitization Facility

On October 31, 2024, our subsidiaries entered into the Joinder and Amendment No. 13 to the Receivables Purchase Agreement by and among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, the purchasers from time to time party thereto (the “Purchasers”), and Wells Fargo Bank, National Association, as Administrative Agent (as amended, the “Amended Receivables Purchase Agreement”). The Amended Receivables Purchase Agreement provides for a receivable securitization facility that matures on October 30, 2026, with a maximum facility limit of $375.0 million in the months of April through May. The funding capacity during the remaining months ranges from $210.0 million to $350.0 million. Amounts outstanding under the Receivables Facility bear interest at Term SOFR plus an applicable margin of 0.85%.

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

At December 31, 2025, there was $174.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 4.6%, excluding commitment fees.

We also pay an unused fee on the excess of the facility limit over the average daily capital outstanding. The unused fee is 0.25% if utilization is greater than or equal to 50% or 0.35% otherwise. We pay this fee monthly in arrears.

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

Maturities of Long-Term Debt

The table below presents maturities of long-term debt, excluding unamortized deferred financing costs, for the next five years (in thousands):

2026	$187,529
2027	14,750
2028	29,500
2029	970,850
2030	—

Our Receivables Facility matures on October 30, 2026 and is included in the table above according to its stated maturity date. On our Consolidated Balance Sheets, we classify the entire outstanding balance of the Receivables Facility as Long-term debt as we intend and have the ability to refinance the obligations on a long-term basis.

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

The net difference between interest paid and interest received related to our swap agreements resulted in an interest benefit of $10.6 million in 2025, $12.7 million in 2024 and $12.2 million in 2023.

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

Other covenants in each of our credit facilities include restrictions on our ability to grant liens, incur indebtedness, make investments, merge or consolidate, and sell or transfer assets. Failure to comply with any of our financial covenants or any other terms of the Credit Facility and the Term Facility could result in, among other things, higher interest rates on our borrowings or the acceleration of the maturities of our outstanding debt.

As of December 31, 2025, we were in compliance with all covenants and financial ratio requirements related to the Credit Facility, the Term Facility and the Receivables Facility.

Deferred Financing Costs

We capitalize financing costs we incur related to implementing and amending our debt arrangements. We record these costs as a reduction of Long-term debt, net on our Consolidated Balance Sheets and amortize them over the contractual life of the related debt arrangements. The table below summarizes changes in deferred financing costs for the past two years (in thousands):

	December 31,
	2025	2024
Deferred financing costs:
Balance at beginning of year	$5,015	$4,264
Financing costs deferred	1,397	2,077
Write-off of fully amortized deferred financing costs	—	(1,326)
Balance at end of year	6,412	5,015
Less: Accumulated amortization	(3,236)	(2,261)
Deferred financing costs, net of accumulated amortization	$3,176	$2,754

Note 6 - Share-Based Compensation

Share-Based Plans

Current Plan

In May 2007, our shareholders approved the 2007 Long-Term Incentive Plan (the LTIP), which authorizes the Compensation Committee of our Board of Directors (the Board) to grant non-qualified stock options and restricted stock awards to employees, directors, consultants or advisors. In May 2016, our shareholders approved an amendment and restatement of the 2007 Long-Term Incentive Plan (the Amended LTIP) and increased the number of shares that may be issued to a total of 9,315,000 shares. In October 2025, our Board approved and amended the Amended LTIP to allow for the granting of restricted stock units (“RSU”) among other items. As of December 31, 2025, we had 3,783,983 shares available for future issuance including 734,295 shares that may be issued as restricted stock.

Stock options granted under the Amended LTIP have an exercise price equal to our stock’s closing market price on the grant date and expire ten years from the grant date. Restricted stock awards granted under the Amended LTIP are issued at no cost to the grantee. Both stock options and restricted stock awards vest over time depending on an employee’s length of service with the company. Share-based awards to our employees granted before 2025 generally vest either five years from the grant date or on a three/five-year split vest schedule, where half of the awards vest three years from the grant date and the remainder of the awards vest five years from the grant date. Share-based awards granted to our employees in 2025 vest three years from the grant date. Share-based awards to our non-employee directors vest one year from the grant date.

PS-1 Awards

Restricted stock awards granted to our employees from 2016 to 2023 contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance metric fails to be met, it may be extended by one or two years; however, if it is not met by the end of the extended performance period, then all shares of performance-based restricted stock will be immediately forfeited and canceled. For each of the performance-based grants from 2016 through 2023, we achieved the performance condition in the initial three-year performance period.

PS-2 Awards

Certain restricted stock awards granted to our employees from 2023 to 2025 contain performance-based criteria in addition to the service-based vesting criteria described above. The awards provide for a three-year performance period for the metric to be achieved. If the performance condition is not met, all shares of the performance-based restricted stock will be immediately forfeited and canceled. The performance condition for the grant in 2023 was not met, and we have concluded that the performance condition for the 2024 grant is not probable to be achieved. For the 2025 grant, we have concluded that the minimum performance condition is probable to be attained in the three-year performance period.

Stock Option Awards

The following table summarizes stock option activity under our share-based plans for the year ended December 31, 2025:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Balance at December 31, 2024	468,779	$205.78
Granted	36,216	340.88
Less: Exercised	78,915	92.44
Forfeited	11,890	290.11
Balance at December 31, 2025	414,190	$236.78	4.24	$21,002,216

Exercisable at December 31, 2025	273,686	$173.70	2.61	$21,002,216

The following table presents information about stock options outstanding and exercisable at December 31, 2025:

	Outstanding Stock Options			Exercisable Stock Options
Range of Exercise Prices	Shares	Weighted Average Remaining Contractual Term (Years)	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
$80.78 to $138.03	158,769	1.12	$111.10	158,769	$111.10
$138.04 to $338.47	142,129	4.98	265.13	100,164	238.34
$338.48 to $515.41	113,292	7.66	377.35	14,753	408.55
	414,190	4.24	$236.78	273,686	$173.70

The following table summarizes the cash proceeds and tax benefits realized from the exercise of stock options:

	Year Ended December 31,
(in thousands, except share amounts)	2025	2024	2023
Options exercised	78,915	122,300	90,439
Cash proceeds	$7,295	$10,749	$8,368
Intrinsic value of options exercised	$19,146	$36,198	$23,356
Tax benefits realized	$4,786	$9,049	$5,839

We estimated the fair value of employee stock option awards at the grant date based on the assumptions summarized in the following table:

	Year Ended December 31,
(Weighted average)	2025	2024	2023
Expected volatility	33.5%	32.0%	31.0%
Expected term	6.9 years	8.1 years	7.4 years
Risk-free interest rate	4.14%	4.29%	4.01%
Expected dividend yield	1.20%	1.15%	1.15%
Grant date fair value	$129.04	$149.37	$130.74

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

The following table presents the total share-based compensation expense for stock option awards for the past three years (in thousands):

	2025	2024	2023
Option grants share-based compensation expense	$4,585	$4,387	$4,618
Option grants share-based compensation tax benefits	1,146	1,097	1,154

At December 31, 2025, the unamortized compensation expense related to stock option awards totaled $6.7 million. We anticipate recognizing this expense over a weighted average period of 1.9 years.

Restricted Stock Awards

The table below presents restricted stock award activity under our share-based plans for the year ended December 31, 2025:

	Shares	Weighted Average Grant Date Fair Value
Balance unvested at December 31, 2024	204,453	$351.56
Granted (at market price)	78,465	344.70
Less: Vested	51,681	286.61
Forfeited	9,751	373.33
Balance unvested at December 31, 2025	221,486	$363.20

At December 31, 2025, the unamortized compensation expense related to the restricted stock awards totaled $22.3 million. We anticipate recognizing this expense over a weighted average period of 2.0 years.

The table below presents the total number of restricted stock awards that vested for the past three years and the related fair value of those awards (in thousands, except share amounts):

	2025	2024	2023
Restricted stock awards - shares vested	51,681	49,512	58,705
Fair value of restricted stock awards vested	$17,508	$19,241	$20,906

The following table presents the total share-based compensation expense for restricted stock awards for the past three years (in thousands):

	2025	2024	2023
Restricted stock awards share-based compensation expense	$17,723	$14,436	$14,487

Employee Stock Purchase Plan

We maintain the Pool Corporation Amended and Restated Employee Stock Purchase Plan (the ESPP), which was last approved by the Board and our stockholders in 2016. In October 2025, our Board of Directors approved and amended the ESPP for minor administrative updates. Under the ESPP, employees who meet minimum age and length of service requirements may purchase stock at 85% of the lower of:

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

No more than 956,250 shares of our common stock may be issued under the ESPP. For the two six month offering periods in each of the last three years, our employees purchased the following aggregate number of shares:

2025	2024	2023
8,676	7,707	7,640

The grant date fair value for the most recent ESPP purchase period ended July 31, 2025 was $46.22 per share. Share-based compensation expense related to our ESPP was $0.4 million in 2025, $0.4 million in 2024 and $0.5 million in 2023.

Note 7 - Income Taxes

Income before income taxes and equity in earnings is attributable to the following jurisdictions (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$520,558	$553,533	$662,138
Foreign	12,876	13,421	25,998
Total	$533,434	$566,954	$688,136

The provision for income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2025	2024	2023
Current:
Federal	$86,408	$97,251	$120,122
State	18,784	14,462	26,444
Foreign	4,910	5,384	8,159
Total current provision for income taxes	110,102	117,097	154,725

Deferred:
Federal	15,966	9,199	9,929
State	1,179	6,070	807
Foreign	(115)	470	(377)
Total deferred provision for income taxes	17,030	15,739	10,359
Provision for income taxes	$127,132	$132,836	$165,084

The provision for income taxes results in effective rates that differ from the statutory rates. A reconciliation of our 2025 income tax expense computed at the statutory federal income tax rate to the total tax expense computed at the effective tax rate is as follows (amounts in thousands):

	Year Ended December 31, 2025
	Amount	Percent
U.S. federal statutory tax rate	$112,021	21.0%
State and local income taxes, net of federal income tax effect (1)	16,114	3.0
Foreign tax effects	1,605	0.3
Effect of cross-border tax laws	(1,018)	(0.2)
Tax credits	(79)	0.0
Nontaxable or nondeductible items	2,078	0.4
Changes in unrecognized tax benefits	991	0.2
Other adjustments
Excess tax benefits on share-based payments	(4,580)	(0.9)
Total effective tax rate	$127,132	23.8%

(1)
State taxes in California, Florida and Arizona made up the majority of the tax effect in this category.

A reconciliation of the U.S. federal statutory tax rate to our 2024 and 2023 effective tax rate on Income before income taxes and equity in earnings is as follows:

	Year Ended December 31,
	2024	2023
Federal statutory rate	21.00%	21.00%
Change in valuation allowance	0.20	0.05
Stock-based compensation	(1.55)	(0.97)
Other, primarily state income tax rate	3.78	3.91
Total effective tax rate	23.43%	23.99%

In 2024, several countries in which we operate adopted the Global Anti-Base Erosion Model Rules (Pillar Two), which generally provides for a minimum effective tax rate of 15%, as established by the Organization for Economic Co-operation and Development (OECD) Pillar Two Framework. The Pillar Two directive did not have a material effect on our financial statements.

A summary of income taxes paid is as follows (in thousands):

Year Ended December 31, 2025
Federal income taxes paid	$158,500
State income taxes paid	18,756
Foreign income taxes paid	3,217
Total income taxes paid (1)	$180,473

(1)
Taxes paid for the year ended December 31, 2025 included $68.5 million of federal tax payments deferred from 2024 as a result of relief granted by the IRS.

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of deductible nonqualified stock options and the lapse of restrictions on deductible restricted stock awards or increase for tax deficiencies. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. To the extent realized tax deductions are less than the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax expense. We record all excess tax benefits or deficiencies as income tax benefit or expense in the income statement. We recorded excess tax benefits of $4.6 million to our income tax provision in 2025, $8.8 million in 2024 and $6.7 million in 2023.

The table below presents the components of our deferred tax assets and liabilities (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Product inventories	$14,436	$13,625
Trade discounts on purchases	2,654	1,044
Accrued expenses	658	824
Leases	77,249	74,108
Share-based compensation	11,538	10,844
Uncertain tax positions	4,396	4,133
Net operating losses	3,077	2,336
Other	5,797	4,843
Total non-current	119,805	111,757
Less: Valuation allowance	(2,859)	(2,255)
Component reclassified for net presentation	(115,902)	(108,583)
Total non-current, net	1,044	919

Total deferred tax assets	1,044	919

Deferred tax liabilities:
Prepaid expenses	11,324	9,380
Leases	76,988	73,583
Intangible assets, primarily goodwill	84,572	73,334
Depreciation	36,372	28,541
Interest rate swaps	2,279	5,153
Total non-current	211,535	189,991
Component reclassified for net presentation	(115,902)	(108,583)
Total non-current, net	95,633	81,408

Total deferred tax liabilities	95,633	81,408

Net deferred tax liability	$94,589	$80,489

At December 31, 2025, certain of our international subsidiaries had tax loss carryforwards totaling approximately $11.0 million, which expire in various years after 2026. Deferred tax assets related to the tax loss carryforwards of these international subsidiaries were $3.1 million as of December 31, 2025 and $2.3 million as of December 31, 2024. We have recorded a corresponding valuation allowance of $2.7 million and $2.1 million in the respective years.

As of December 31, 2025, United States income taxes were not provided on earnings or cash balances of our foreign subsidiaries, outside of the provisions of the transition tax from U.S. tax reform enacted in December 2017. As we have historically invested or expect to invest the undistributed earnings indefinitely to fund current cash flow needs in the countries where held, additional income tax provisions may be required. Determining the amount of unrecognized deferred tax liability on these undistributed earnings and cash balances is not practicable due to the complexity of tax laws and regulations and the varying circumstances, tax treatments and timing of any future repatriation.

The following table summarizes the activity related to uncertain tax positions for the past three years (in thousands):

	2025	2024	2023
Balance at beginning of year	$19,679	$17,871	$15,489
Increases for tax positions taken during the current period	4,588	4,517	4,457
Decreases resulting from the expiration of the statute of limitations	3,333	2,709	2,075
Balance at end of year	$20,934	$19,679	$17,871

The total amount of unrecognized tax benefits that, if recognized, would decrease the effective tax rate was $16.5 million at December 31, 2025 and $15.5 million at December 31, 2024.

We record interest expense related to unrecognized tax benefits in Interest and other non-operating expenses, net, while we record related penalties in Selling and Administrative expenses on our Consolidated Statements of Income. For unrecognized tax benefits, we had interest expense of $0.4 million in 2025 and $0.8 million in 2024. Accrued interest related to unrecognized tax benefits was approximately $3.2 million at December 31, 2025 and $2.7 million at December 31, 2024.

We file income tax returns in the U.S. federal jurisdiction and various state and foreign jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2022.

Note 8 - Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 182,000 for the year ended December 31, 2025, 206,000 for the year ended December 31, 2024 and 207,000 for the year ended December 31, 2023.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Year Ended December 31,
	2025	2024	2023
Net income	$406,404	$434,325	$523,229
Amounts allocated to participating securities	(1,980)	(2,250)	(2,771)
Net income attributable to common stockholders	$404,424	$432,075	$520,458

Weighted average common shares outstanding:
Basic	37,149	38,007	38,704
Effect of dilutive securities:
Stock options and employee stock purchase plan	139	221	293
Diluted	37,288	38,228	38,997

Earnings per share attributable to common stockholders:
Basic	$10.89	$11.37	$13.45
Diluted	$10.85	$11.30	$13.35
Anti-dilutive stock options excluded from diluted earnings per share computations (1)	190	57	64

(1)
Since these options have exercise prices that are higher than the average market prices of our common stock, including them in the calculation would have an anti-dilutive effect on earnings per share.

Note 9 - Commitments and Contingencies

Lease Commitments

We lease facilities for our corporate and administrative offices, sales centers and centralized shipping locations under operating leases that expire in various years through 2036. Most of our leases contain five-year terms with renewal options that allow us to extend the lease term beyond the initial period, subject to terms agreed upon at lease inception including rent increase provisions in some cases. Based on our leasing practices and contract negotiations, we determined that we are not reasonably certain to exercise the renewal options at lease commencement and, as such, we have not included optional renewal periods in our measurement of operating lease assets, liabilities and expected lease terms. We exclude short-term leases from our Consolidated Balance Sheets and combine lease and non-lease components.

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

The table below presents rent expense associated with facility and vehicle operating leases for the past three years (in thousands):

Lease Cost	Classification	2025	2024	2023
Operating lease cost (1)	Selling and administrative expenses	$114,247	$106,404	$92,939
Variable lease cost	Selling and administrative expenses	29,036	27,474	24,535

(1)
Includes short-term lease cost, which is not material.

Based on our lease portfolio as of December 31, 2025, the table below sets forth the approximate future lease payments related to operating leases with initial terms of one year or more (in thousands):

2026	$106,657
2027	91,856
2028	69,712
2029	50,581
2030	35,345
Thereafter	33,450
Total lease payments	387,601
Less: interest	52,023
Present value of lease liabilities	$335,578

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

The table below presents the weighted-average remaining lease term (years) of our operating leases and the weighted-average discount rate used in the above calculation:

	December 31,
Lease Term and Discount Rate for Operating Leases	2025	2024	2023
Weighted-average remaining lease term (years)	4.60	4.65	4.81
Weighted-average discount rate	4.66%	4.56%	4.04%

The table below presents the amount of cash paid for amounts included in the measurement of lease liabilities and lease assets obtained in exchange for lease obligations (in thousands):

	Year Ended December 31,
	2025	2024	2023
Operating cash flows for lease liabilities	$103,246	$96,267	$84,703
Operating lease assets obtained in exchange for operating lease obligations	114,437	89,239	107,869

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

Note 10 - Related Party Transactions

We lease corporate and administrative offices from NCC, an entity we have held a 50% ownership interest in since 2005. NCC owns and operates an office building in Covington, Louisiana. We lease corporate and administrative offices from NCC, occupying approximately 60,000 square feet of office space, and we pay rent of $0.1 million per month. Our lease term ends May 2026. We expect to renew this lease in the second quarter of 2026.

The table below presents rent expense associated with this lease for the past three years (in thousands):

	2025	2024	2023
NCC	$1,255	$1,222	$1,222

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

The table below sets forth our contributions for the past three years (in thousands):

	2025	2024	2023
Defined contribution and international retirement plans	$11,573	$10,953	$10,973
Deferred compensation plan	102	238	218

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

Our segment derives revenue from sales centers in North America, Europe and Australia that sell swimming pool supplies, equipment and related leisure products, irrigation and landscape maintenance products and hardscapes, tile and stone products to pool builders, retail stores, service companies, landscape contractors and others. No single customer accounted for 10% or more of our sales. The accounting policies for our segment are the same as those described in Note 1.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Year Ended December 31,
	2025	2024	2023
Net sales	$5,289,396	$5,310,953	$5,541,595
Cost of sales	3,716,938	3,735,606	3,881,551
Gross profit	1,572,458	1,575,347	1,660,044
Compensation expenses	506,379	486,824	477,971
Freight out expenses	89,667	90,268	84,932
Other selling and administrative expenses	396,208	381,051	350,574
Operating income	580,204	617,204	746,567

Reconciliation:
Interest and other non-operating expenses, net	46,770	50,250	58,431
Income before income taxes and equity in earnings	$533,434	$566,954	$688,136

The tables below present supplemental information for our segment (in thousands):

	Year Ended December 31,
	2025	2024	2023
Depreciation	$42,678	$36,784	$31,585
Amortization	8,927	8,697	8,555
Goodwill impairment	285	—	550

	December 31,
	2025	2024
Receivables, net	$136,063	$115,835
Receivables pledged under receivables facility	211,740	199,026
Product inventories, net	1,454,672	1,289,300

The table below presents net sales by geographic region, with international sales translated into U.S. dollars at prevailing exchange rates, for the past three years (in thousands):

	Year Ended December 31,
	2025	2024	2023
United States	$4,900,465	$4,936,981	$5,126,308
International	388,931	373,972	415,287
	$5,289,396	$5,310,953	$5,541,595

The table below presents net property and equipment by geographic region, with international property and equipment balances translated into U.S. dollars at prevailing exchange rates, for the past three years (in thousands):

	December 31,
	2025	2024	2023
United States	$256,899	$241,891	$215,109
International	10,166	9,433	8,820
	$267,065	$251,324	$223,929

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 9A. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of December 31, 2025, management, including the CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including the CEO and CFO, concluded that as of December 31, 2025, our disclosure controls and procedures were effective.

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

Pool Corporation’s management assessed the effectiveness of our internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in the Internal Control-Integrated Framework (2013 Framework). Based on this assessment, management has concluded that, as of December 31, 2025, Pool Corporation’s internal control over financial reporting was effective.

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

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of Pool Corporation

Opinion on Internal Control Over Financial Reporting

We have audited Pool Corporation’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Pool Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 26, 2026 expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP

New Orleans, Louisiana

February 26, 2026

Item 9B. Other Information

Amendments to the Long-Term Incentive Plan and Employee Stock Purchase Plan

The Board of Directors, upon the recommendation of the Compensation and Human Capital Management Committee, has approved an amendment and restatement of each of our Amended and Restated 2007 LTIP and our Amended and Restated ESPP. The amended LTIP allows for the granting of restricted stock units (“RSUs”) in addition to the restricted stock and stock options previously authorized under the LTIP, with any such RSUs subject to substantially the same terms and limitations as apply to restricted stock. The amended LTIP also includes administrative updates, including the elimination of obsolete provisions relating to granting qualified performance-based compensation under former Section 162(m) of the Internal Revenue Code, increased flexibility for tax withholding up to maximum applicable rates, and the addition of a clawback/recoupment policy provision. The amended ESPP reflects minor updates to administrative practices.

Copies of the amended and restated LTIP and ESPP are attached as exhibits to this Annual Report and are incorporated herein by reference. The foregoing descriptions are qualified in their entirety by reference to such documents.

Trading arrangements

During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation SK).

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to Pool Corporation’s 2026 Proxy Statement to be filed with the SEC.

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

Item 11. Executive Compensation

The information required by this item is incorporated by reference to Pool Corporation’s 2026 Proxy Statement to be filed with the SEC.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to Pool Corporation’s 2026 Proxy Statement to be filed with the SEC.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to Pool Corporation’s 2026 Proxy Statement to be filed with the SEC.

Item 14. Principal Accountant Fees and Services

The information required by this item is incorporated by reference to Pool Corporation’s 2026 Proxy Statement to be filed with the SEC.

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

Item 16. Form 10-K Summary

None.

INDEX TO EXHIBITS

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	08/09/2006
3.2		Amended and Restated By-laws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	05/19/2006
4.2		Description of the Securities of Pool Corporation Registered Under Section 12 of the Securities and Exchange Act of 1934.		10-K	000-26640	02/27/2024
10.1	*	Pool Corporation Amended and Restated Employee Stock Purchase Plan.	X
10.2	*	Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan.	X
10.3	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (2025 PS-2).	X
10.4	*	Form of Stock Option Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/27/2025
10.5	*	Form of Restricted Stock Agreement for Employees under the Amended and Restated 2007 Long-Term Incentive Plan.		10-K	000-26640	02/27/2025
10.6	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (2024 PS-2).		10-K	000-26640	02/27/2025
10.7	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (2023 PS-2).		10-K	000-26640	02/27/2025
10.8	*	Form of Performance-Based Restricted Stock Agreement under the Pool Corporation Amended and Restated 2007 Long-Term Incentive Plan (PS-1).		10-K	000-26640	02/25/2022
10.9	*	Form of Stock Option Agreement for Directors under the Amended and Restated 2007 Long‑Term Incentive Plan.		8-K	000-26640	05/06/2009
10.10	*	Form of Restricted Stock Agreement for Directors under the Amended and Restated 2007 Long-Term Incentive Plan.		8-K	000-26640	05/06/2009
10.11	*	Form of Employment Agreement for Executive Officers, Including CEO.		10-Q	000-26640	10/29/2025
10.12	*	Nonqualified Deferred Compensation Plan Basic Plan Document, dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.13	*	Nonqualified Deferred Compensation Plan Adoption Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc., dated March 1, 2005.		10-Q	000-26640	04/29/2005
10.14	*

Trust Agreement by and among SCP Distributors, L.L.C., Superior Pool Products, L.L.C. and Cypress, Inc. and T. Rowe Price Trust Company, dated March 1, 2005, establishing a trust relating to Registrant’s Nonqualified Deferred Compensation Plan.

				10-Q	000-26640	04/29/2005
10.15

Fourth Amended and Restated Credit Agreement dated July 10, 2025, by and among Pool Corporation, as U.S. Borrower, SCP Distributors Canada Inc., as Canadian Borrower, SCP International, Inc., as Euro Borrower, Wells Fargo Bank, National Association, as Administrative Agent, and certain other lenders party thereto.

				8-K	000-26640	07/14/2025

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

10.16

Receivables Sale and Contribution Agreement, dated as of October 11, 2013, between SCP Distributors LLC, Horizon Distributors, Inc., Superior Pool Products LLC and Poolfx Supply LLC, as Originators and Superior Commerce LLC, as Buyer.

				8-K	000-26640	10/17/2013
10.17

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

				8-K	000-26640	11/05/2024
10.18		Performance Undertaking, dated as of October 11, 2013, by and between Pool Corporation and Superior Commerce LLC in respect of the Receivables Sale and Contribution Agreement.		8-K	000-26640	10/17/2013
10.19		Credit Agreement, dated as of December 30, 2019, among Pool Corporation as the Borrower, Certain Subsidiaries of the Borrower Party Hereto, as the Guarantors, and Bank of America, N.A., as the Lender.		8-K	000-26640	01/02/2020
10.20		as amended by First Amendment to Credit Agreement dated October 12, 2021.		10-Q	000-26640	10/28/2021
10.21		as amended by Second Amendment to Credit Agreement dated June 30, 2023.		8-K	000-26640	07/05/2023
10.22		as amended by Third Agreement to Credit Agreement dated September 30, 2024.		10-Q	000-26640	10/30/2024
10.23		as amended by Fourth Amendment to Credit Agreement dated July 10, 2025.		8-K	000-26640	07/14/2025
19.1		Pool Corporation Insider Trading Policy.		10-K	000-26640	02/27/2024
21.1		Subsidiaries of the registrant.	X
23.1		Consent of Ernst & Young LLP.	X
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1		Pool Corporation Clawback Policy.		10-K	000-26640	02/27/2024
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-K	Form	File No.	Date Filed

104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

* Indicates a management contract or compensatory plan or arrangement

+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):

1.
Consolidated Statements of Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023;
2.
Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, December 31, 2024 and December 31, 2023;
3.
Consolidated Balance Sheets at December 31, 2025 and December 31, 2024;
4.
Consolidated Statements of Cash Flows for the years ended December 31, 2025, December 31, 2024 and December 31, 2023;
5.
Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2025, December 31, 2024 and December 31, 2023; and
6.
Notes to Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 26, 2026.

POOL CORPORATION

By:	/s/ JOHN E. STOKELY
John E. Stokely, Chair of the Board
and Lead Independent Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on February 26, 2026.

Signature:	Title:

/s/ JOHN E. STOKELY
John E. Stokely	Chair of the Board and Lead Independent Director

/s/ PETER D. ARVAN
Peter D. Arvan	President, Chief Executive Officer and Director (principal executive officer)

/s/ MELANIE M. HART
Melanie M. Hart	Senior Vice President and Chief Financial Officer (principal financial officer)

/s/ WALKER F. SAIK
Walker F. Saik	Chief Accounting Officer and Corporate Controller (principal accounting officer)

/s/ MARTHA S. GERVASI
Martha S. Gervasi	Director

/s/ JAMES D. HOPE
James D. Hope	Director

/s/ KEVIN M. MURPHY
Kevin M. Murphy	Director

/s/ DEBRA S. OLER
Debra S. Oler	Director

/s/ MANUEL J. PEREZ DE LA MESA
Manuel J. Perez de la Mesa	Director

/s/ CARLOS A. SABATER
Carlos A. Sabater	Director

/s/ DAVID G. WHALEN
David G. Whalen	Director