Form 10-Q
period 2026-03-31
POOL CORP
filed 2026-04-28
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

or

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

As of April 23, 2026, there were 36,443,003 shares of the registrant's common stock outstanding.

POOL CORPORATION

Form 10-Q

For the Quarter Ended March 31, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended
	March 31,
	2026	2025
Net sales	$1,138,014	$1,071,526
Cost of sales	808,144	759,157
Gross profit	329,870	312,369
Selling and administrative expenses	247,260	234,831
Operating income	82,610	77,538
Interest and other non-operating expenses, net	12,366	11,164
Income before income taxes and equity in earnings	70,244	66,374
Provision for income taxes	16,980	12,883
Equity in (loss) earnings of unconsolidated investments, net	(35)	54
Net income	$53,229	$53,545

Earnings per share attributable to common stockholders:
Basic	$1.46	$1.42
Diluted	$1.45	$1.42
Weighted average common shares outstanding:
Basic	36,362	37,460
Diluted	36,438	37,630

Cash dividends declared per common share	$1.25	$1.20

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Net income	$53,229	$53,545
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,880)	3,927
Unrealized loss on interest rate swaps, net of the change in taxes of $276 and $970	(828)	(2,911)
Total other comprehensive (loss) income	(3,708)	1,016
Comprehensive income	$49,521	$54,561

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	March 31,	March 31,	December 31,
	2026	2025	2025
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$64,458	$71,644	$104,963
Receivables, net	159,166	146,209	136,063
Receivables pledged under receivables facility	400,614	350,867	211,740
Product inventories, net	1,660,765	1,460,680	1,454,672
Prepaid expenses and other current assets	59,197	48,177	62,426
Total current assets	2,344,200	2,077,577	1,969,864

Property and equipment, net	273,008	251,011	267,065
Goodwill	706,996	699,250	707,345
Other intangible assets, net	281,880	288,770	283,882
Equity interest investments	1,529	1,511	1,576
Operating lease assets	335,162	315,097	327,398
Other assets	56,531	79,233	68,996
Total assets	$3,999,306	$3,712,449	$3,626,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,001,129	$890,167	$652,619
Accrued expenses and other current liabilities	129,431	109,893	109,301
Short-term borrowings and current portion of long-term debt	13,820	57,059	13,029
Current operating lease liabilities	108,086	100,697	105,336
Total current liabilities	1,252,466	1,157,816	880,285

Deferred income taxes	96,497	81,147	95,633
Long-term debt, net	1,233,899	968,031	1,186,424
Other long-term liabilities	47,667	45,473	48,313
Non-current operating lease liabilities	235,532	221,291	230,242
Total liabilities	2,866,061	2,473,758	2,440,897

Stockholders’ equity:
Common stock, 0.001 par value; 100,000,000 shares authorized; 36,442,991, 37,659,549 and 36,577,686 shares issued and outstanding at March 31, 2026, March 31, 2025 and December 31, 2025, respectively	36	38	37
Additional paid-in capital	680,220	651,053	671,050
Retained earnings	463,217	600,248	520,662
Accumulated other comprehensive loss	(10,228)	(12,648)	(6,520)
Total stockholders’ equity	1,133,245	1,238,691	1,185,229
Total liabilities and stockholders’ equity	$3,999,306	$3,712,449	$3,626,126

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended
	March 31,
	2026	2025
Operating activities
Net income	$53,229	$53,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	11,269	9,840
Amortization	2,278	2,147
Share-based compensation	5,472	6,055
Equity in loss (earnings) of unconsolidated investments, net	35	(54)
Other	2,221	1,377
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(212,987)	(180,546)
Product inventories	(209,700)	(168,410)
Prepaid expenses and other assets	13,828	19,051
Accounts payable	340,411	366,728
Accrued expenses and other liabilities	19,684	(82,509)
Net cash provided by operating activities	25,740	27,224

Investing activities
Purchases of property and equipment, net of sale proceeds	(8,592)	(13,295)
Other investments, net	830	(266)
Net cash used in investing activities	(7,762)	(13,561)

Financing activities
Proceeds from revolving line of credit	333,700	427,700
Payments on revolving line of credit	(412,000)	(454,600)
Payments on term loan under credit facility	—	(6,250)
Proceeds from asset-backed financing	173,400	207,300
Payments on asset-backed financing	(47,900)	(91,000)
Payments on term facility	—	(9,938)
Proceeds from short-term borrowings and current portion of long-term debt	1,342	1,816
Payments on short-term borrowings and current portion of long-term debt	(551)	(480)
Proceeds from stock issued under share-based compensation plans	3,698	6,383
Payments of cash dividends	(45,755)	(45,226)
Repurchases of common stock	(64,426)	(56,316)
Net cash used in financing activities	(58,492)	(20,611)
Effect of exchange rate changes on cash and cash equivalents	9	730
Change in cash and cash equivalents	(40,505)	(6,218)
Cash and cash equivalents at beginning of period	104,963	77,862
Cash and cash equivalents at end of period	$64,458	$71,644

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2025	36,578	$37	$671,050	$520,662	$(6,520)	$1,185,229
Net income	—	—	—	53,229	—	53,229
Foreign currency translation	—	—	—	—	(2,880)	(2,880)
Interest rate swaps, net of the change in taxes of $276	—	—	—	—	(828)	(828)
Repurchases of common stock, net of retirements	(316)	(1)	—	(64,888)	—	(64,889)
Share-based compensation	—	—	5,472	—	—	5,472
Issuance of stock under share-based compensation plans	181	—	3,698	—	—	3,698
Declaration of cash dividends	—	—	—	(45,786)	—	(45,786)
Balance at March 31, 2026	36,443	$36	$680,220	$463,217	$(10,228)	$1,133,245

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465
Net income	—	—	—	53,545	—	53,545
Foreign currency translation	—	—	—	—	3,927	3,927
Interest rate swaps, net of the change in taxes of $970	—	—	—	—	(2,911)	(2,911)
Repurchases of common stock, net of retirements	(169)	—	—	(56,530)	—	(56,530)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of stock under share-based compensation plans	137	—	6,383	—	—	6,383
Declaration of cash dividends	—	—	—	(45,243)	—	(45,243)
Balance at March 31, 2025	37,660	$38	$651,053	$600,248	$(12,648)	$1,238,691

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

A description of our significant accounting policies is included in our 2025 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2025 Annual Report on Form 10-K. The results for our three month period ended March 31, 2026 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2026.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards, and increase them for tax deficiencies. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. To the extent realized tax deductions are less than the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax expense. We record all excess tax benefits or deficiencies as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on stock awards lapse. We recorded an excess tax benefit of $0.8 million in the first quarter of 2026 compared to $3.8 million in the first quarter of 2025.

Retained Earnings

We account for the retirement of share repurchases as a decrease to Retained earnings on the Consolidated Balance Sheets. As of March 31, 2026, Retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, share retirements since the inception of our share repurchase programs of $3.2 billion and cumulative dividends of $1.5 billion.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	March 31,		December 31,
	2026	2025	2025
Foreign currency translation adjustments	$(16,203)	$(25,161)	$(13,323)
Unrealized gains on interest rate swaps, net of tax	5,975	12,513	6,803
Accumulated other comprehensive loss	$(10,228)	$(12,648)	$(6,520)

Recent Accounting Pronouncements Pending Adoption

The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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
ASU 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC's Disclosure Update and Simplification Initiative

In October 2023, the FASB issued ASU 2026-03, which will impact various disclosure areas, including the statement of cash flows, accounting changes and error corrections, earnings per share, debt, equity, derivatives and transfers of financial assets.

On the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC and will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.

We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements or related disclosures.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 186,000 for the three months ended March 31, 2026 and 184,000 for the three months ended March 31, 2025.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended
	March 31,
	2026	2025
Net income	$53,229	$53,545
Amounts allocated to participating securities	(304)	(263)
Net income attributable to common stockholders	$52,925	$53,282

Weighted average common shares outstanding:
Basic	36,362	37,460
Effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	76	170
Diluted	36,438	37,630

Earnings per share attributable to common stockholders:
Basic	$1.46	$1.42
Diluted	$1.45	$1.42

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	208	118

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
•
inputs other than quoted prices that are observable for the asset or liability; or
•
inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at March 31,
	Input Level	Classification	2026	2025
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$8,011	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	—	16,728
Deferred compensation plan asset	Level 1	Other assets	18,804	17,477

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$18,804	$17,477

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

Our interest rate swaps in effect during the first three months of 2026 were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts were recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at March 31, 2026, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three months ended March 31, 2026 or March 31, 2025.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	March 31,
	2026	2025
Variable rate debt
Short-term borrowings	$422	$1,733
Current portion of long-term debt:
Australian credit facility	13,398	11,576
Current portion of term loans under credit facility	—	43,750
Short-term borrowings and current portion of long-term debt	$13,820	$57,059

Long-term portion:
Revolving credit facility	$346,800	$167,700
Term loan under credit facility	500,000	412,500
Term facility	90,000	100,000
Receivables securitization facility	300,000	290,400
Less: financing costs, net	2,901	2,569
Long-term debt, net	1,233,899	968,031
Total debt	$1,247,719	$1,025,090

Our accounts receivable securitization facility (the Receivables Facility) provides for the sale of our receivables to a wholly-owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

We account for the sale of the receivable interests as a secured borrowing on our Consolidated Balance Sheets. The receivables subject to the agreement collateralize the cash proceeds received from the third-party financial institutions. We classify the entire outstanding balance, which matures on October 30, 2026, as Long-term debt, net on our Consolidated Balance Sheets as we intend and have the ability to refinance the obligations on a long-term basis. We present the receivables that collateralize the cash proceeds separately as Receivables pledged under receivables facility on our Consolidated Balance Sheets.

Note 6 - Segment Information

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment and one reportable revenue stream. These similarities include (i) the nature of our products and services, (ii) the types of customers we sell to and (iii) the distribution methods we use. Our chief operating decision maker (CODM) is our president and chief executive officer. Our CODM evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income, accounts receivable and inventory management criteria. The accounting policies for our segment are the same as those described in Note 1 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2025 Annual Report on Form 10-K and in Note 1 above.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Net sales	$1,138,014	$1,071,526
Cost of sales	808,144	759,157
Gross profit	329,870	312,369
Compensation expenses	124,545	120,369
Freight out expenses	18,289	17,122
Other selling and administrative expenses	104,426	97,340
Operating income	82,610	77,538

Reconciliation:
Interest and other non-operating expenses, net	12,366	11,164
Income before income taxes and equity in earnings	$70,244	$66,374

The tables below present supplemental information for our segment (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Depreciation	$11,269	$9,840
Amortization	2,278	2,147

	March 31,
	2026	2025
Receivables, net	$159,166	$146,209
Receivables pledged under receivables facility	400,614	350,867
Product inventories, net	1,660,765	1,460,680

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and accompanying notes in our 2025 Annual Report on Form 10-K and Management’s Discussion and Analysis in our 2025 Annual Report on Form 10-K.

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

No assurance can be given that the expected results in any forward-looking statement will be achieved, and actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions; changes in economic conditions, consumer discretionary spending, the housing market, inflation or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2025 Annual Report on Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

First quarter ended March 31, 2026 compared to the first quarter ended March 31, 2025

Net sales increased 6% to $1.1 billion in the first quarter of 2026. Our growth during the quarter was driven by solid demand for maintenance products, strong equipment sales and some continued improvement in discretionary categories, including building materials. Year-over-year sales growth benefited from price increases enacted last year and a combined contribution of approximately 1% from a higher concentration of customer early buys and favorable currency exchange rates.

Gross profit increased $17.5 million. Gross margin decreased 20 basis points to 29.0% from 29.2% in the same period of 2025, driven by product mix with a higher proportion of equipment sales in the first quarter of 2026. Additionally, consistent with normal seasonal patterns in the first quarter, gross margin in the first quarter of 2026 was impacted by a higher proportion of customer early buy purchases, which typically yield lower margins relative to our overall sales mix. Benefits from our ongoing pricing and supply chain optimization initiatives helped offset this activity.

Selling and administrative expenses (operating expenses) increased 5% to $247.3 million compared to $234.8 million in the same period in 2025, reflecting increased facility costs and wages for greenfield locations opened after the first quarter of last year, technology spend and inflationary cost increases. We expect that our year-over-year expense growth rate will moderate as we focus on operational efficiencies and lap prior year business investments.

Operating income increased 7% to $82.6 million compared to $77.5 million in the same period last year, and operating margin expanded 10 basis points to 7.3%.

Net income was $53.2 million, reflecting higher interest expense from borrowings to fund increased share repurchases and a smaller tax benefit from ASU 2016-09 (discussed below), compared to $53.5 million in the first quarter of 2025.

Earnings per diluted share increased 3% to $1.45 compared to $1.42 in the same period of 2025. We recorded a $0.8 million, or $0.02 per diluted share, tax benefit from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, in 2026 compared to a $3.8 million, or $0.10 per diluted share, tax benefit in 2025. Adjusting for the impact from ASU 2016-09 in both periods, earnings per diluted share increased 8% to $1.43 compared to $1.32 in 2025. See “Results of Operations” below for definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures.

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

Financial Position and Liquidity

As of March 31, 2026, total net receivables, including pledged receivables, increased 13% compared to March 31, 2025, primarily due to higher sales in March 2026. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 26.9 days at March 31, 2026 and 25.9 days at March 31, 2025. Our allowance for doubtful accounts balance was $8.2 million at March 31, 2026 and $8.5 million at March 31, 2025.

Our inventory balance was $1.7 billion at March 31, 2026, an increase of $200.1 million, or 14%, from March 31, 2025, reflecting higher purchases to support service levels and a broader product range to better serve our customers ahead of the swimming pool season. Our inventory balance also reflects inflationary increases and the addition of inventory from new and acquired sales centers over the past twelve months. Our inventory reserve was $25.0 million at March 31, 2026 and $27.1 million at March 31, 2025. Our inventory turns, as calculated on a trailing four quarters basis, was 2.6 times at March 31, 2026 and 2.8 times at March 31, 2025.

Total debt outstanding increased $222.6 million to $1.2 billion at March 31, 2026, which helped to fund open market share repurchases of $349.0 million over the past twelve months.

For additional information, see “Liquidity and Capital Resources” below.

Current Trends and Outlook

For a detailed discussion of trends impacting us through 2025, see the “Current Trends and Outlook” section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

We expect sales for the full year of 2026 to increase by a low single-digit percentage compared to 2025.

We project gross margin for the full year of 2026 to be similar to our 2025 gross margin of 29.7%. We expect our gross margin to benefit from effective supply chain management, advantageous pricing strategies and increased private label sales. Our actual gross margin will depend on changes in product and customer mix and on amounts and timing of sales and inflationary price increases.

We expect to leverage our existing infrastructure and strategically manage discretionary spending while continuing to invest in our sales center network and consumer-facing technology initiatives. We project that our operating expenses for 2026 will increase around 3% compared to 2025.

In 2026, we expect our effective tax rate will approximate 25.0% without the impact of ASU 2016-09. Due to ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $0.8 million, or $0.02 per diluted share, tax benefit from ASU 2016-09 for the three months ended March 31, 2026.

We project 2026 diluted EPS in the range of $10.87 to $11.17, including the impact of year-to-date tax benefits of $0.02. We may recognize additional tax benefits related to stock option exercises in 2026 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of March 31, 2026.

During 2026, we expect to continue to use cash for the payment of cash dividends as and when declared by our Board of Directors (Board) and to fund opportunistic share repurchases at our discretion.

The forward-looking statements in the foregoing section and elsewhere in this report are based on current market conditions and our current business plans, speak only as of the filing date of this report, are based on several assumptions and are subject to significant risks and uncertainties, including the risks detailed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025 within the “Forward-Looking Statements” section.

RESULTS OF OPERATIONS

As of March 31, 2026, we conducted operations through 455 sales centers in North America, Europe and Australia. For the three months ended March 31, 2026, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended
	March 31,
	2026	2025
Net sales	100.0%	100.0%
Cost of sales	71.0	70.8
Gross profit	29.0	29.2
Selling and administrative expenses	21.7	21.9
Operating income	7.3	7.2
Interest and other non-operating expenses, net	1.1	1.0
Income before income taxes and equity in earnings	6.2%	6.2%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2025 in our consolidated results since the acquisition dates.

Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

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

We have not provided separate base business income statements within this Form 10-Q as our base business results for the three months ended March 31, 2026 closely approximated consolidated results. Excluded sales centers contributed less than 1% to the change in our reported net sales.

The table below summarizes the changes in our sales center count during the first three months of 2026:

December 31, 2025	456
Acquired locations	-
New locations	-
Consolidated location	(1)
March 31, 2026	455

Net Sales

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Net sales	$1,138.0	$1,071.5	$66.5	6%

Net sales of $1.1 billion in the first quarter of 2026 increased 6% compared to the first quarter of 2025. This growth was driven by solid demand for maintenance products and increased demand for our discretionary products.

The following factors impacted our sales growth during the quarter and are listed in order of estimated magnitude:

•
a benefit of approximately 3% from inflationary product cost increases;
•
solid maintenance product sales, including chemicals;
•
improved demand for building materials products and equipment (see discussion below); and
•
a combined 1% benefit from a higher concentration of customer early buys and favorable currency exchange rates.

In the first quarter of 2026, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased 7% versus the same period last year, and collectively represented approximately 34% of net sales for the period. Sales of building materials, which are primarily used in new pool construction and remodeling, increased 5% compared to the same period in 2025 and represented approximately 13% of net sales in the first quarter of 2026.

Gross Profit

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Gross profit	$329.9	$312.4	$17.5	6%
Gross margin	29.0%	29.2%

Gross profit increased 6% in the first quarter of 2026 compared to the first quarter of 2025. Gross margin decreased 20 basis points to 29.0% from 29.2% in the first quarter of 2025, primarily due to changes in product mix from a higher proportion of equipment sales in the first quarter of 2026. Additionally, consistent with normal seasonal patterns in the first quarter, our gross margin in the first quarter of 2026 was impacted by a higher proportion of customer early buy purchases, which typically yield lower margins relative to our overall sales mix. Benefits from our ongoing pricing and supply chain optimization initiatives helped offset this activity.

Operating Expenses

	Three Months Ended
	March 31,
(in millions)	2026	2025	Change
Selling and administrative expenses	$247.3	$234.8	$12.5	5%
Operating expenses as a % of net sales	21.7%	21.9%

Selling and administrative expenses in the first quarter of 2026 increased 5% compared to the first quarter of 2025, reflecting increased facility costs and wages for greenfield locations opened after the first quarter of last year, technology spend and inflationary cost increases.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first quarter of 2026 increased $1.2 million compared to the first quarter of 2025, primarily due to an increase in average outstanding debt between periods. Our weighted average effective interest rate decreased to 4.2% in the first quarter of 2026 compared to 4.5% in the first quarter of 2025 on average outstanding debt of $1.2 billion and $962.4 million for the respective periods.

Income Taxes

Our effective income tax rate was 24.2% for the three months ended March 31, 2026 compared to 19.4% for the three months ended March 31, 2025. We recorded a $0.8 million tax benefit from ASU 2016-09 in the quarter ended March 31, 2026 compared to a tax benefit of $3.8 million in the same period last year. Without the benefit from ASU 2016-09 in both periods, our effective tax rate was 25.3% in the first quarter of 2026 and 25.2% in the first quarter of 2025.

Net Income and Earnings Per Share

Net income decreased to $53.2 million in the first quarter of 2026 compared to $53.5 million in the first quarter of 2025. Earnings per diluted share increased 2% to $1.45 in the first quarter of 2026 compared to $1.42 in the same period of 2025. Adjusting for the impact from ASU 2016-09 in both periods, earnings per diluted share increased 8% to $1.43 compared to $1.32 in the first quarter of 2025.

See the reconciliation of GAAP to non-GAAP measures below.

Reconciliation of Non-GAAP Financial Measures

The non-GAAP measure described below should be considered in the context of all of our other disclosures in this Form 10-Q.

Adjusted Diluted EPS

We have included in this report adjusted diluted EPS, a non-GAAP financial measure, as a supplemental disclosure, because we believe this measure is useful to management, investors and others in assessing our period-to-period operating performance.

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

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended
	March 31,
	2026	2025
Diluted EPS	$1.45	$1.42
ASU 2016-09 tax benefit	(0.02)	(0.10)
Adjusted diluted EPS	$1.43	$1.32

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

(Unaudited)	QUARTER
(in thousands)	2026	2025				2024
	First	Fourth	Third	Second	First	Fourth	Third	Second
Statement of Income Data
Net sales	$1,138,014	$982,209	$1,451,131	$1,784,530	$1,071,526	$987,480	$1,432,879	$1,769,784
Gross profit	329,870	295,745	429,183	535,161	312,369	290,244	416,403	530,141
Operating income	82,610	52,008	177,987	272,670	77,538	60,651	176,353	271,481
Net income	53,229	31,587	127,013	194,258	53,545	37,300	125,701	192,439

Balance Sheet Data
Total receivables, net	$559,780	$347,803	$443,609	$576,804	$497,076	$314,861	$425,693	$577,529
Product inventories, net	1,660,765	1,454,672	1,223,809	1,330,221	1,460,680	1,289,300	1,180,491	1,295,600
Accounts payable	1,001,129	652,619	457,319	529,316	890,167	525,235	401,702	515,645
Total debt	1,247,719	1,199,453	1,062,002	1,229,919	1,025,090	950,356	923,829	1,116,553

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2026 and 2025 Results

Weather conditions in the first quarter of 2026 were generally warmer than average across our key markets, particularly in January and March. February conditions were more variable, with intermittent cold outbreaks and winter storms affecting portions of the Midwest and Northeast. Precipitation patterns were mixed but trended drier overall, especially across the Plains, Southwest and southern regions. Overall, the warmer weather conditions generally benefited maintenance and discretionary activities during the quarter. In comparison, weather conditions during the first quarter of 2025 were mixed across our key markets, as early January snowstorms and overall cooler temperatures through much of February negatively impacted early season sales activity, which was partially offset by warmer and drier weather in March.

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

Management has discussed the development, selection and disclosure of our critical accounting estimates with the Audit Committee of our Board. For a description of our critical accounting estimates, please see the “Critical Accounting Estimates” section included in Part II, Item 7 in our 2025 Annual Report on Form 10-K. We have not changed any of these policies from those previously disclosed in that report.

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

Historically, our capital expenditures have averaged roughly 1.0% of net sales. Capital expenditures were 1.1% of net sales in 2025 and 2024. Based on management’s current plans, we project capital expenditures for 2026 will be approximately 1.0% to 1.5% of net sales.

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Three Months Ended
	March 31,
	2026	2025
Provided by operating activities	$25,740	$27,224
Used in investing activities	(7,762)	(13,561)
Used in financing activities	(58,492)	(20,611)

Net cash provided by operations was $25.7 million in the first three months of 2026 compared to $27.2 million in the first three months of 2025. The difference in cash flow primarily relates to changes in working capital, including increased inventory purchases.

Net cash used in investing activities for the first three months of 2026 decreased $5.8 million compared to the first three months of 2025, primarily due to a $4.7 million decrease in net capital expenditures.

Net cash used in financing activities was $58.5 million for the first three months of 2026 compared to $20.6 million for the first three months of 2025, primarily due to a decrease of $26.6 million in net debt proceeds between periods and an $8.1 million increase in share repurchases in the first three months of 2026 versus the same period in 2025.

Future Sources and Uses of Cash

To supplement cash from operations as our primary source of working capital, we plan to continue to utilize our three major credit facilities, which are our Credit Facility, Term Facility and our Receivables Facility. For additional details regarding these facilities, see the summary descriptions below and more complete descriptions in Note 5 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2025 Annual Report on Form 10-K and Note 5 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

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

At March 31, 2026, there was $346.8 million of revolving borrowings outstanding, a $500.0 million term loan outstanding, $14.4 million of standby letters of credit outstanding and $438.8 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of March 31, 2026 was approximately 3.8%, excluding commitment fees and including the impact of our interest rate swaps.

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

At March 31, 2026, the Term Facility had an outstanding balance of $90.0 million at a weighted average effective interest rate of 4.9%.

Receivables Facility

Our two-year Receivables Facility offers us a lower-cost form of financing. Under this facility, we can borrow up to $375.0 million between April through May and from $210.0 million to $350.0 million during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Receivables Facility matures on October 30, 2026.

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

At March 31, 2026, there was $300.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 4.6%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants. As of March 31, 2026, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00. Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of March 31, 2026, our average total leverage ratio equaled 1.73 (compared to 1.67 as of December 31, 2025) and the TTM average total indebtedness amount used in this calculation was $1.1 billion.
•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility). As of March 31, 2026, our fixed charge ratio equaled 4.73 (compared to 4.78 as of December 31, 2025) and TTM Rental Expense was $114.0 million.

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

Interest Rate Swaps

We utilize interest rate swap contracts to reduce our exposure to fluctuations in variable interest rates for future interest payments on our variable rate borrowings. Interest expense related to the notional amounts under all swap contracts is based on fixed rates plus the applicable margin on the respective borrowings.

As of March 31, 2026, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability

As of March 31, 2026, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility. We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2025 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of April 23, 2026, we were authorized to purchase up to $271.0 million of our common stock under our current Board-approved share repurchase program. We expect to continue to repurchase shares on the open market from time to time subject to market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in our exposure to interest rate risk during the three months ended March 31, 2026 from what we reported in our 2025 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

Currency Risk

There have been no material changes in our exposure to currency risk during the three months ended March 31, 2026 from what we reported in our 2025 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of March 31, 2026, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including our CEO and CFO, concluded that as of March 31, 2026, our disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, which could adversely affect our business, financial condition or future results. We urge you to carefully consider (i) the other information set forth in this report and (ii) the risk factors discussed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025. There have been no material changes to our risk factors from those disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the first quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
January 1-31, 2026	—	$—	—	$330,961,555
February 1-28, 2026	20,536	$218.60	—	$330,961,555
March 1-31, 2026	295,185	$203.04	295,185	$271,025,939
Total	315,721	$204.06	295,185

(1)
Includes 20,536 shares of our common stock surrendered to us during the first quarter of 2026 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards.
(2)
In April 2025, our Board authorized an additional $309.2 million under our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of April 23, 2026, $271.0 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Item 5. Other Information

During the quarter ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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

+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):

1.
Consolidated Statements of Income for the three months ended March 31, 2026 and March 31, 2025;
2.
Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and March 31, 2025;
3.
Consolidated Balance Sheets at March 31, 2026, December 31, 2025 and March 31, 2025;
4.
Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and March 31, 2025;
5.
Consolidated Statements of Changes in Stockholders’ Equity for the three months ended March 31, 2026 and March 31, 2025; and
6.
Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on April 28, 2026.

POOL CORPORATION

By:	/s/ Melanie M. Hart
Melanie M. Hart
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant