Form 10-Q
period 2026-06-30
POOL CORP
filed 2026-07-29
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

or

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

As of July 23, 2026, there were 36,340,747 shares of the registrant’s common stock outstanding.

POOL CORPORATION

Form 10-Q

For the Quarter Ended June 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$1,822,938	$1,784,530	$2,960,952	$2,856,056
Cost of sales	1,282,176	1,249,369	2,090,319	2,008,526
Gross profit	540,762	535,161	870,633	847,530
Selling and administrative expenses	273,083	262,491	520,343	497,323
Operating income	267,679	272,670	350,290	350,207
Interest and other non-operating expenses, net	14,273	12,219	26,639	23,381
Income before income taxes and equity in earnings (loss)	253,406	260,451	323,651	326,826
Provision for income taxes	65,345	66,180	82,325	79,064
Equity in earnings (loss) of unconsolidated investments, net	28	(13)	(7)	41
Net income	$188,089	$194,258	$241,319	$247,803

Earnings per share attributable to common stockholders:
Basic	$5.18	$5.19	$6.62	$6.60
Diluted	$5.17	$5.17	$6.61	$6.57
Weighted average common shares outstanding:
Basic	36,085	37,271	36,223	37,365
Diluted	36,132	37,407	36,280	37,520

Cash dividends declared per common share	$1.30	$1.25	$2.55	$2.45

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$188,089	$194,258	$241,319	$247,803
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(2,728)	13,358	(5,608)	17,285
Unrealized loss on interest rate swaps, net of the change in taxes of $435, $735, $711 and $1,705	(1,305)	(2,204)	(2,133)	(5,115)
Total other comprehensive (loss) income	(4,033)	11,154	(7,741)	12,170
Comprehensive income	$184,056	$205,412	$233,578	$259,973

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	June 30,	June 30,	December 31,
	2026	2025	2025
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$28,762	$83,669	$104,963
Receivables, net	190,947	172,028	136,063
Receivables pledged under receivables facility	446,914	404,776	211,740
Product inventories, net	1,378,695	1,330,221	1,454,672
Prepaid expenses and other current assets	48,801	42,281	62,426
Total current assets	2,094,119	2,032,975	1,969,864

Property and equipment, net	276,897	258,188	267,065
Goodwill	706,721	700,476	707,345
Other intangible assets, net	279,890	286,810	283,882
Equity interest investments	1,567	1,494	1,576
Operating lease assets	345,894	315,434	327,398
Other assets	55,386	76,579	68,996
Total assets	$3,760,474	$3,671,956	$3,626,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$474,481	$529,316	$652,619
Accrued expenses and other current liabilities	185,505	160,833	109,301
Short-term borrowings and current portion of long-term debt	13,443	17,386	13,029
Current operating lease liabilities	110,596	100,439	105,336
Total current liabilities	784,025	807,974	880,285

Deferred income taxes	94,644	79,138	95,633
Long-term debt, net	1,327,273	1,212,533	1,186,424
Other long-term liabilities	50,680	50,177	48,313
Non-current operating lease liabilities	243,854	223,016	230,242
Total liabilities	2,500,476	2,372,838	2,440,897

Stockholders’ equity:
Common stock, 0.001 par value; 100,000,000 shares authorized; 36,340,877, 37,314,231 and 36,577,686 shares issued and outstanding at June 30, 2026, June 30, 2025 and December 31, 2025, respectively	36	37	37
Additional paid-in capital	692,399	658,345	671,050
Retained earnings	581,824	642,230	520,662
Accumulated other comprehensive loss	(14,261)	(1,494)	(6,520)
Total stockholders’ equity	1,259,998	1,299,118	1,185,229
Total liabilities and stockholders’ equity	$3,760,474	$3,671,956	$3,626,126

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended
	June 30,
	2026	2025
Operating activities
Net income	$241,319	$247,803
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	22,654	19,804
Amortization	4,543	4,312
Share-based compensation	17,475	12,950
Equity in loss (earnings) of unconsolidated investments, net	7	(41)
Other	732	(942)
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(292,227)	(254,322)
Product inventories	72,454	(29,375)
Prepaid expenses and other assets	25,560	53,440
Accounts payable	(170,516)	315
Accrued expenses and other liabilities	77,251	(55,488)
Net cash used in operating activities	(748)	(1,544)

Investing activities
Purchases of property and equipment, net of sale proceeds	(36,569)	(27,390)
Other investments, net	554	(1,073)
Net cash used in investing activities	(36,015)	(28,463)

Financing activities
Proceeds from revolving line of credit	1,023,500	1,117,100
Payments on revolving line of credit	(1,024,200)	(956,900)
Payments on term loan under credit facility	—	(12,500)
Proceeds from asset-backed financing	308,900	323,200
Payments on asset-backed financing	(167,900)	(177,200)
Payments on term facility	—	(19,937)
Proceeds from short-term borrowings and current portion of long-term debt	6,577	17,112
Payments on short-term borrowings and current portion of long-term debt	(6,163)	(11,699)
Payments of excise tax on repurchases of common stock	(2,974)	—
Proceeds from stock issued under share-based compensation plans	3,874	6,780
Payments of cash dividends	(93,004)	(92,163)
Repurchases of common stock	(86,428)	(160,648)
Net cash (used in) provided by financing activities	(37,818)	33,145
Effect of exchange rate changes on cash and cash equivalents	(1,620)	2,669
Change in cash and cash equivalents	(76,201)	5,807
Cash and cash equivalents at beginning of period	104,963	77,862
Cash and cash equivalents at end of period	$28,762	$83,669

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2025	36,578	$37	$671,050	$520,662	$(6,520)	$1,185,229
Net income	—	—	—	53,229	—	53,229
Foreign currency translation	—	—	—	—	(2,880)	(2,880)
Interest rate swaps, net of the change in taxes of $276	—	—	—	—	(828)	(828)
Repurchases of common stock, net of retirements	(316)	(1)	—	(64,888)	—	(64,889)
Share-based compensation	—	—	5,472	—	—	5,472
Issuance of stock under share-based compensation plans	181	—	3,698	—	—	3,698
Declaration of cash dividends	—	—	—	(45,786)	—	(45,786)
Balance at March 31, 2026	36,443	$36	$680,220	$463,217	$(10,228)	$1,133,245
Net income	—	—	—	188,089	—	188,089
Foreign currency translation	—	—	—	—	(2,728)	(2,728)
Interest rate swaps, net of the change in taxes of $435	—	—	—	—	(1,305)	(1,305)
Repurchases of common stock, net of retirements	(120)	—	—	(22,195)	—	(22,195)
Share-based compensation	—	—	12,003	—	—	12,003
Issuance of stock under share-based compensation plans	18	—	176	—	—	176
Declaration of cash dividends	—	—	—	(47,287)	—	(47,287)
Balance at June 30, 2026	36,341	$36	$692,399	$581,824	$(14,261)	$1,259,998

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465
Net income	—	—	—	53,545	—	53,545
Foreign currency translation	—	—	—	—	3,927	3,927
Interest rate swaps, net of the change in taxes of $970	—	—	—	—	(2,911)	(2,911)
Repurchases of common stock, net of retirements	(169)	—	—	(56,530)	—	(56,530)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of stock under share-based compensation plans	137	—	6,383	—	—	6,383
Declaration of cash dividends	—	—	—	(45,243)	—	(45,243)
Balance at March 31, 2025	37,660	$38	$651,053	$600,248	$(12,648)	$1,238,691
Net income	—	—	—	194,258	—	194,258
Foreign currency translation	—	—	—	—	13,358	13,358
Interest rate swaps, net of the change in taxes of $735	—	—	—	—	(2,204)	(2,204)
Repurchases of common stock, net of retirements	(351)	(1)	—	(105,322)	—	(105,323)
Share-based compensation	—	—	6,895	—	—	6,895
Issuance of stock under share-based compensation plans	5	—	397	—	—	397
Declaration of cash dividends	—	—	—	(46,954)	—	(46,954)
Balance at June 30, 2025	37,314	$37	$658,345	$642,230	$(1,494)	$1,299,118

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

A description of our significant accounting policies is included in our 2025 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2025 Annual Report on Form 10-K. The results for our three and six months ended June 30, 2026 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2026.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards and increase them for tax deficiencies. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. To the extent realized tax deductions are less than the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax expense. We record all excess tax benefits or deficiencies as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on stock awards lapse. For the six months ended June 30, 2026, we recorded an excess tax benefit of $0.7 million compared to an excess tax benefit of $3.9 million in the six months ended June 30, 2025.

Retained Earnings

We account for the retirement of repurchased shares as a decrease to Retained earnings on the Consolidated Balance Sheets. As of June 30, 2026, Retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, share retirements since the inception of our share repurchase programs of $3.2 billion and cumulative dividends of $1.6 billion.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	June 30,		December 31,
	2026	2025	2025
Foreign currency translation adjustments	$(18,931)	$(11,803)	$(13,323)
Unrealized gains on interest rate swaps, net of tax	4,670	10,309	6,803
Accumulated other comprehensive loss	$(14,261)	$(1,494)	$(6,520)

Recent Accounting Pronouncements Pending Adoption

The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
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

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 215,000 for the three months ended June 30, 2026 and 186,000 for the three months ended June 30, 2025, and 200,000 for the six months ended June 30, 2026 and 185,000 for the six months ended June 30, 2025.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net income	$188,089	$194,258	$241,319	$247,803
Amounts allocated to participating securities	(1,118)	(963)	(1,365)	(1,220)
Net income attributable to common stockholders	$186,971	$193,295	$239,954	$246,583

Weighted average common shares outstanding:
Basic	36,085	37,271	36,223	37,365
Effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	47	136	57	155
Diluted	36,132	37,407	36,280	37,520

Earnings per share attributable to common stockholders:
Basic	$5.18	$5.19	$6.62	$6.60
Diluted	$5.17	$5.17	$6.61	$6.57

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	246	190	246	190

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
•
inputs other than quoted prices that are observable for the asset or liability; or
•
inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at June 30,
	Input Level	Classification	2026	2025
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$6,272	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	—	13,791
Deferred compensation plan asset	Level 1	Other assets	20,423	18,832

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$20,423	$18,832

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

Our interest rate swaps in effect during the first six months of 2026 were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts were recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at June 30, 2026, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and six months ended June 30, 2026 or June 30, 2025.

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

Other

Our deferred compensation plan asset represents investments in securities (primarily mutual funds) traded in an active market (Level 1 inputs) held for the benefit of certain employees as part of our deferred compensation plan. We record an equal and offsetting deferred compensation plan liability, which represents our obligation to participating employees. We have reflected changes in the fair value of the plan asset and liability in Selling and administrative expenses on the Consolidated Statements of Income.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	June 30,
	2026	2025
Variable rate debt
Short-term borrowings	$—	$4,612
Current portion of long-term debt:
Australian credit facility	13,443	12,774
Short-term borrowings and current portion of long-term debt	$13,443	$17,386

Long-term portion:
Revolving credit facility	$424,400	$354,800
Term loan under credit facility	500,000	450,000
Term facility	90,000	90,000
Receivables securitization facility	315,500	320,100
Less: financing costs, net	2,627	2,367
Long-term debt, net	1,327,273	1,212,533
Total debt	$1,340,716	$1,229,919

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

Note 6 - Segment Information

Since all of our sales centers have similar operations and share similar economic characteristics, we aggregate our sales centers into a single reportable segment and one reportable revenue stream. These similarities include (i) the nature of our products and services, (ii) the types of customers to whom we sell and (iii) the distribution methods we use. Our chief operating decision maker (CODM) is our president and chief executive officer. Our CODM evaluates each sales center based on individual performance that includes both financial and operational measures. These measures include operating income, accounts receivable and inventory management criteria. The accounting policies for our segment are the same as those described in Note 1 of our “Notes to Consolidated Financial Statements,” included in Part II, Item 8 in our 2025 Annual Report on Form 10-K and in Note 1 above.

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	$1,822,938	$1,784,530	$2,960,952	$2,856,056
Cost of sales	1,282,176	1,249,369	2,090,319	2,008,526
Gross profit	540,762	535,161	870,633	847,530
Compensation expenses	141,245	135,815	265,791	256,184
Freight out expenses	28,190	28,650	46,479	45,772
Other selling and administrative expenses	103,648	98,026	208,073	195,367
Operating income	267,679	272,670	350,290	350,207

Reconciliation:
Interest and other non-operating expenses, net	14,273	12,219	26,639	23,381
Income before income taxes and equity in earnings	$253,406	$260,451	$323,651	$326,826

The tables below present supplemental information for our segment (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Depreciation	$11,385	$9,964	$22,654	$19,804
Amortization	2,265	2,165	4,543	4,312

	June 30,
	2026	2025
Receivables, net	$190,947	$172,028
Receivables pledged under receivables facility	446,914	404,776
Product inventories, net	1,378,695	1,330,221

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion in conjunction with the accompanying interim Consolidated Financial Statements and notes, the Consolidated Financial Statements and notes in our 2025 Annual Report on Form 10-K and Management’s Discussion and Analysis in our 2025 Annual Report on Form 10-K.

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

No assurance can be given that our expected results in any forward-looking statement will be achieved, and our actual results may differ materially due to one or more factors, including the sensitivity of our business to weather conditions; changes in economic conditions, consumer discretionary spending, the housing market, inflation or interest rates; our ability to maintain favorable relationships with suppliers and manufacturers; competition from other leisure product alternatives or mass merchants; our ability to continue to execute our growth strategies; changes in the regulatory environment; new or additional taxes, duties or tariffs; excess tax benefits or deficiencies recognized under ASU 2016-09 and other risks detailed in our 2025 Annual Report on Form 10-K, as updated by our subsequent filings with the U.S. Securities and Exchange Commission. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995.

OVERVIEW

Financial Results

Second quarter ended June 30, 2026 compared to the second quarter ended June 30, 2025

Net sales increased 2% to $1.8 billion in the second quarter of 2026. The increase reflected benefits from inflation, steady maintenance activity and improved sales of building materials amid a muted discretionary spending environment.

Gross profit increased 1% to $540.8 million. Gross margin decreased 30 basis points to 29.7% from 30.0% in the same period of 2025, primarily due to elevated inbound freight costs and changes in customer mix. These headwinds were partially offset by benefits from supply chain initiatives.

Selling and administrative expenses (operating expenses) increased 4% to $273.1 million from $262.5 million in the same period in 2025, primarily driven by $8.3 million of CEO transition costs. CEO transition costs comprise $6.3 million of non-cash share-based compensation expense for awards previously granted but not fully amortized and $2.0 million of cash transition costs. Adjusting for the impact of CEO transition costs, operating expenses increased 1% to $264.8 million.

Operating income decreased 2% to $267.7 million compared to $272.7 million in the same period last year. Adjusted operating income increased 1% to $275.9 million.

Net income decreased 3% to $188.1 million from $194.3 million in the second quarter of 2025. Adjusted net income increased 1% to $195.7 million compared to $194.2 million in the three months ended June 30, 2025.

Earnings per diluted share was $5.17 in both periods. Adjusted earnings per diluted share increased 4% to $5.38 compared to $5.17 in 2025.

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

Financial Position and Liquidity

As of June 30, 2026, total net receivables, including pledged receivables, increased 11% compared to June 30, 2025, primarily due to higher sales in June 2026. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 27.6 days at June 30, 2026 and 25.8 days at June 30, 2025. Our allowance for doubtful accounts balance was $8.5 million at June 30, 2026 and $8.3 million at June 30, 2025.

Our inventory balance was $1.4 billion at June 30, 2026, an increase of $48.5 million, or 4%, from June 30, 2025. The 4% year-over-year increase in inventory is down from the 14% increase reported in the first quarter of 2026, as we sell through our peak-season stocking levels. Our inventory levels reflect the impact of inflation and the addition of new and acquired sales centers over the past twelve months. Our inventory reserve was $24.1 million at June 30, 2026 and $27.7 million at June 30, 2025. Our inventory turns, as calculated on a trailing four quarters basis, was 2.6 times at June 30, 2026 and 2.8 times at June 30, 2025.

Total debt outstanding increased $110.8 million to $1.3 billion at June 30, 2026, which helped to fund $266.7 million of open market share repurchases over the past twelve months.

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

We project gross margin for the full year of 2026 to be approximately 30 basis points below our 2025 gross margin of 29.7%. We expect our gross margin to be negatively impacted by higher inbound freight cost in the current year, partially offset by benefits from effective supply chain management, advantageous pricing strategies and increased private label sales. The prior year comparison is also impacted by margin benefit from mid-season price increases in the prior year. Our actual gross margin will depend on changes in product and customer mix and on amounts and timing of sales and inflationary price increases.

We expect to leverage our existing infrastructure and strategically manage discretionary spending while providing for a modest recovery in incentive compensation compared to the prior year. We project operating expenses for 2026 will increase approximately 3% compared to 2025, or 2% to 3% without the $8.3 million of CEO transition costs.

In 2026, we expect our effective tax rate will approximate 25.0% without the impact of Accounting Standards Update ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. Under ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $0.7 million, or $0.02 per diluted share, tax benefit from ASU 2016-09 for the six months ended June 30, 2026.

For 2026, we project diluted EPS in the range of $10.66 to $10.96, or $10.87 to $11.17, excluding the impact of CEO transition costs and including the impact of year-to-date tax GAAP benefits of $0.02. We may recognize additional tax benefits related to stock option exercises in 2026 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of June 30, 2026.

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

RESULTS OF OPERATIONS

As of June 30, 2026, we conducted operations through 455 sales centers in North America, Europe and Australia. For the three and six months ended June 30, 2026, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.3	70.0	70.6	70.3
Gross profit	29.7	30.0	29.4	29.7
Selling and administrative expenses	15.0	14.7	17.6	17.4
Operating income	14.7	15.3	11.8	12.3
Interest and other non-operating expenses, net	0.8	0.7	0.9	0.8
Income before income taxes and equity in earnings	13.9%	14.6%	10.9%	11.4%

Note: Due to rounding, percentages presented in the table above may not add to Operating income or Income before income taxes and equity in earnings.

We have included the results of operations from acquisitions in 2025, as further discussed in Note 3, in our consolidated results since the acquisition dates.

For definitions of our non-GAAP measures and reconciliations of our non-GAAP measures to GAAP measures, see page 20.

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

We have not provided separate base business income statements within this Form 10-Q as our base business results for the three and six months ended June 30, 2026 closely approximated consolidated results. Excluded sales centers contributed less than 1% to the change in our reported net sales.

The table below summarizes the changes in our sales center count during the first six months of 2026:

December 31, 2025	456
Acquired locations	-
New location	1
Consolidated locations	(2)
June 30, 2026	455

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Net Sales

	Three Months Ended
	June 30,
(in millions)	2026	2025	Change
Net sales	$1,822.9	$1,784.5	$38.4	2%

Net sales of $1.8 billion in the second quarter of 2026 increased 2% compared to the second quarter of 2025. This growth was supported by inflationary price increases, steady maintenance volumes and improved sales of building materials.

The following factors impacted our sales growth during the quarter and are listed in order of estimated magnitude:

•
a benefit of approximately 3% from inflationary product cost increases;
•
stable maintenance-related demand; and
•
building materials products growth (see discussion below), which helped offset overall declines in discretionary product sales.

In the second quarter of 2026, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased 3% versus the same period last year, and collectively represented approximately 29% of net sales for the period. Sales of building materials, which are primarily used in new pool construction and remodeling, increased 4% compared to the same period in 2025 and represented approximately 12% of net sales in the second quarter of 2026.

Gross Profit

	Three Months Ended
	June 30,
(in millions)	2026	2025	Change
Gross profit	$540.8	$535.2	$5.6	1%
Gross margin	29.7%	30.0%

Gross profit increased 1% in the second quarter of 2026 compared to the second quarter of 2025. Gross margin decreased 30 basis points to 29.7% from 30.0% in the second quarter of 2025, driven primarily by higher inbound freight costs and an unfavorable shift in customer mix, partially offset by supply chain initiatives.

Operating Expenses

	Three Months Ended
	June 30,
(in millions)	2026	2025	Change
Selling and administrative expenses	$273.1	$262.5	$10.6	4%
Operating expenses as a % of net sales	15.0%	14.7%

Selling and administrative expenses in the second quarter of 2026 increased 4% compared to the second quarter of 2025, primarily driven by $8.3 million of CEO transition costs. CEO transition costs comprise $6.3 million of non-cash share-based compensation expense for awards previously granted but not yet fully amortized and $2.0 million of cash transition costs. Adjusting for the impact of CEO transition costs, operating expenses increased 1% to $264.8 million.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the second quarter of 2026 increased $2.1 million compared to the second quarter of 2025, primarily due to an increase in average outstanding debt between periods. Our weighted average effective interest rate decreased to 4.2% in the second quarter of 2026 compared to 4.6% in the second quarter of 2025 on average outstanding debt of $1.3 billion and $1.1 billion for the respective periods.

Income Taxes

Our effective income tax rate was 25.8% for the three months ended June 30, 2026 compared to 25.4% for the three months ended June 30, 2025.

Net Income and Earnings Per Share

Net income decreased to $188.1 million in the second quarter of 2026 compared to $194.3 million in the second quarter of 2025. Adjusted net income increased 1% to $195.7 million compared to $194.2 million in the three months ended June 30, 2025.

Earnings per diluted share was $5.17 in both periods. Adjusted earnings per diluted share increased 4% to $5.38 compared to $5.17 in the second quarter of 2025.

Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Net Sales

	Six Months Ended
	June 30,
(in millions)	2026	2025	Change
Net sales	$2,961.0	$2,856.1	$104.9	4%

Net sales for the first six months of 2026 increased 4% from the same period last year. The following factors impacted our sales in the first six months of 2026 and are listed in order of estimated magnitude:

•
a benefit of approximately 3% from inflationary product cost increases;
•
continued steady performance in maintenance products and private label chemical sales; and
•
building materials products growth (see discussion below), which helped offset overall declines in discretionary product sales.

In the first six months of 2026, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased approximately 5% compared to the same period last year and collectively represented 31% of net sales in the first six months of 2026. The increase in sales of equipment reflects price increases and stable maintenance volumes. Sales of building materials, which are primarily used in new pool construction and remodeling, increased approximately 5% compared to the first six months of 2025 and represented approximately 12% of net sales in the first six months of 2026.

Gross Profit

	Six Months Ended
	June 30,
(in millions)	2026	2025	Change
Gross profit	$870.6	$847.5	$23.1	3%
Gross margin	29.4%	29.7%

Gross profit increased 3% in the first six months of 2026 from the first six months of 2025. Gross margin declined 30 basis points to 29.4% in the six months ended June 30, 2026 compared to 29.7% in the first six months of 2025. Gross margin in the first six months of 2026 was impacted by increases in freight costs and an unfavorable shift in customer mix, partially offset by benefits from our supply chain optimization efforts.

Operating Expenses

	Six Months Ended
	June 30,
(in millions)	2026	2025	Change
Selling and administrative expenses	$520.3	$497.3	$23.0	5%
Operating expenses as a % of net sales	17.6%	17.4%

Operating expenses for the six months ended June 30, 2026 were up 5% compared to the prior year period, primarily driven by $8.3 million of CEO transition costs. Adjusted operating expenses increased 3% to $512.1 million. The remaining increase largely reflects broad-based inflation and higher base wages and facility costs to start the year.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first six months of 2026 increased $3.3 million compared to the same period last year, primarily due to increases in average outstanding debt between periods. Our weighted average effective interest rate decreased to 4.2% from 4.5% for the respective periods on average outstanding debt of $1.2 billion for the six months ended June 30, 2026 and $1.0 billion for the six months ended June 30, 2025.

Income Taxes

Our effective income tax rate was 25.4% for the six months ended June 30, 2026 compared to 24.2% for the six months ended June 30, 2025. We recorded a $0.7 million, or $0.02 per diluted share, tax benefit from ASU 2016-09 in the six months ended June 30, 2026 compared to a $3.9 million, or $0.10 per diluted share, tax benefit in the same period of 2025.

Net Income and Earnings Per Share

Net income decreased 3% to $241.3 million for the six months ended June 30, 2026 compared to $247.8 million for the six months ended June 30, 2025. Adjusted net income increased by 2% to $248.1 million compared to $243.9 million in the six months ended June 30, 2025.

Earnings per diluted share increased 1% to $6.61 compared to $6.57 in the same period of 2025. Adjusted earnings per diluted share increased 5% to $6.80 from $6.47 in the first six months of 2025.

Reconciliation of Non-GAAP Financial Measures

The non-GAAP measures described below should be considered in the context of all of our other disclosures in this Form 10-Q.

Adjusted Income Statement Information

We have included adjusted operating expenses, adjusted operating income, adjusted net income and adjusted diluted EPS, which are non-GAAP financial measures, in this Form 10-Q as supplemental disclosures because we believe these measures are useful to management, investors and others in assessing our year-over-year operating performance. We believe these measures should be considered in addition to, not as a substitute for, operating expenses, operating income, net income and diluted EPS presented in accordance with GAAP and in the context of our other disclosures in this Form 10-Q. Other companies may calculate these non-GAAP financial measures differently than we do, which may limit their usefulness as comparative measures.

The table below presents a reconciliation of operating expenses to adjusted operating expenses.

(Unaudited)	Three Months Ended	Six Months Ended
(In thousands)	June 30,	June 30,
	2026	2026
Operating expenses	$273,083	$520,343
CEO transition costs	(8,262)	(8,262)
Adjusted operating expenses	$264,821	$512,081

The table below presents a reconciliation of operating income to adjusted operating income.

(Unaudited)	Three Months Ended	Six Months Ended
(In thousands)	June 30,	June 30,
	2026	2026
Operating income	$267,679	$350,290
CEO transition costs	8,262	8,262
Adjusted operating income	$275,941	$358,552

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Three Months Ended		Six Months Ended
(In thousands)	June 30,		June 30,
	2026	2025	2026	2025
Net income	$188,089	$194,258	$241,319	$247,803
CEO transition costs	8,262	—	8,262	—
Tax impact	(738)	—	(738)	—
ASU 2016-09 tax deficiency (benefit)	60	(39)	(720)	(3,884)
Adjusted net income	$195,673	$194,219	$248,123	$243,919

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
Diluted EPS	$5.17	$5.17	$6.61	$6.57
After-tax CEO transition costs	0.21	—	0.21	—
ASU 2016-09 tax benefit	—	—	(0.02)	(0.10)
Adjusted diluted EPS	$5.38	$5.17	$6.80	$6.47

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

(Unaudited)	QUARTER
(in thousands)	2026		2025				2024
	Second	First	Fourth	Third	Second	First	Fourth	Third
Statement of Income Data
Net sales	$1,822,938	$1,138,014	$982,209	$1,451,131	$1,784,530	$1,071,526	$987,480	$1,432,879
Gross profit	540,762	329,870	295,745	429,183	535,161	312,369	290,244	416,403
Operating income	267,679	82,610	52,008	177,987	272,670	77,538	60,651	176,353
Net income	188,089	53,229	31,587	127,013	194,258	53,545	37,300	125,701

Balance Sheet Data
Total receivables, net	$637,861	$559,780	$347,803	$443,609	$576,804	$497,076	$314,861	$425,693
Product inventories, net	1,378,695	1,660,765	1,454,672	1,223,809	1,330,221	1,460,680	1,289,300	1,180,491
Accounts payable	474,481	1,001,129	652,619	457,319	529,316	890,167	525,235	401,702
Total debt	1,340,716	1,247,719	1,199,453	1,062,002	1,229,919	1,025,090	950,356	923,829

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2026 and 2025 Results

Weather conditions in the second quarter of 2026 were characterized by above-average temperatures across many of our markets, with regional variability in precipitation. While severe storms and periods of heavy rainfall created localized disruptions in portions of the Midwest and South, warmer and drier conditions persisted across much of the West. Overall, the net impact on our second quarter results was broadly neutral. During the second quarter of 2025, the net impact of weather conditions were also generally neutral, with above-average temperatures being offset by localized disruptions from severe storms, flash flooding and tornado activity.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Six Months Ended
	June 30,
	2026	2025
Used in operating activities	$(748)	$(1,544)
Used in investing activities	(36,015)	(28,463)
(Used in) provided by financing activities	(37,818)	33,145

Net cash used in operations was $0.7 million in the first six months of 2026 compared to $1.5 million in the first six months of 2025.

Net cash used in investing activities for the first six months of 2026 increased $7.6 million compared to the first six months of 2025, primarily due to a $9.2 million increase in net capital expenditures.

Net cash used in financing activities was $37.8 million for the first six months of 2026 compared to net cash provided by financing activities of $33.1 million for the first six months of 2025, primarily due to a decrease of $138.5 million in net debt proceeds between periods, partially offset by a $74.2 million decrease in share repurchases in the first six months of 2026 versus the same period in 2025.

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

At June 30, 2026, there was $424.4 million of revolving borrowings outstanding, a $500.0 million term loan outstanding, $15.7 million of standby letters of credit outstanding and $359.9 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of June 30, 2026 was approximately 3.9%, excluding commitment fees and including the impact of our interest rate swaps.

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

At June 30, 2026, the Term Facility had an outstanding balance of $90.0 million at a weighted average effective interest rate of 4.9%.

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

At June 30, 2026, there was $315.5 million outstanding under the Receivables Facility at a weighted average effective interest rate of 4.6%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants. As of June 30, 2026, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00. Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of June 30, 2026, our average total leverage ratio equaled 1.78 (compared to 1.73 as of March 31, 2026) and the TTM average total indebtedness amount used in this calculation was $1.2 billion.
•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility). As of June 30, 2026, our fixed charge ratio equaled 4.67 (compared to 4.73 as of March 31, 2026) and TTM Rental Expense was $115.4 million.

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

As of June 30, 2026, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability

As of June 30, 2026, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility. We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2025 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of July 23, 2026, we were authorized to purchase up to $580.0 million of our common stock under our current Board-approved share repurchase program. We expect to continue to repurchase shares on the open market from time to time subject to market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the above-described credit facilities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in our exposure to interest rate risk during the six months ended June 30, 2026 from what we reported in our 2025 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

Currency Risk

There have been no material changes in our exposure to currency risk during the six months ended June 30, 2026 from what we reported in our 2025 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of June 30, 2026, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including our CEO and CFO, concluded that as of June 30, 2026, our disclosure controls and procedures were effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the second quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
April 1-30, 2026	9,866	$202.72	9,866	$600,000,000
May 1-31, 2026	56,457	$177.18	56,441	$590,000,100
June 1-30, 2026	53,524	$186.81	53,524	$580,001,073
Total	119,847		119,831

(1)
Includes 16 shares of our common stock surrendered to us during May 2026 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards, and/or to cover the exercise price of such options granted under our share-based compensation plans.
(2)
In April 2026, our Board authorized an increase to our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of July 23, 2026, $580.0 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Item 5. Other Information

During the quarter ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

Item 6. Exhibits

Exhibits filed as part of this report are listed below.

Incorporated by Reference
No.		Description	Filed/ Furnished with this Form 10-Q	Form	File No.	Date Filed
3.1		Restated Certificate of Incorporation of the Company.		10-Q	000-26640	8/9/2006
3.2		Amended and Restated Bylaws of the Company.		8-K	000-26640	10/25/2023
4.1		Form of certificate representing shares of common stock of the Company.		8-K	000-26640	5/19/2006
10.1		Separation Agreement and General Release, dated May 8, 2026.		8-K/A	000-26640	5/8/2026
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):

1.
Consolidated Statements of Income for the three and six months ended June 30, 2026 and June 30, 2025;
2.
Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and June 30, 2025;
3.
Consolidated Balance Sheets at June 30, 2026, December 31, 2025 and June 30, 2025;
4.
Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and June 30, 2025;
5.
Consolidated Statements of Changes in Stockholders’ Equity for the three and six months ended June 30, 2026 and June 30, 2025; and
6.
Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 29, 2026.

POOL CORPORATION

By:	/s/ Melanie M. Hart
Melanie M. Hart
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant