Form 10-Q
period 2026-09-30
POOL CORP
filed 2026-10-28
CIK 945841

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

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

As of October 21, 2026, there were 35,722,100 shares of the registrant’s common stock outstanding.

POOL CORPORATION

Form 10-Q

For the Quarter Ended September 30, 2026

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

POOL CORPORATION

Consolidated Statements of Income

(Unaudited)

(In thousands, except per share data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,504,957	$1,451,131	$4,465,909	$4,307,187
Cost of sales	1,068,640	1,021,948	3,158,959	3,030,474
Gross profit	436,317	429,183	1,306,950	1,276,713
Selling and administrative expenses	264,122	251,196	784,464	748,518
Operating income	172,195	177,987	522,486	528,195
Interest and other non-operating expenses, net	11,762	12,004	38,402	35,387
Income before income taxes and equity in earnings	160,433	165,983	484,084	492,808
Provision for income taxes	37,449	38,985	119,774	118,048
Equity in earnings of unconsolidated investments, net	58	15	51	56
Net income	$123,042	$127,013	$364,361	$374,816

Earnings per share attributable to common stockholders:
Basic	$3.41	$3.41	$10.03	$10.01
Diluted	$3.40	$3.40	$10.02	$9.97
Weighted average common shares outstanding:
Basic	35,881	37,090	36,108	37,272
Diluted	35,923	37,223	36,163	37,420

Cash dividends declared per common share	$1.30	$1.25	$3.85	$3.70

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Comprehensive Income

(Unaudited)

(In thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$123,042	$127,013	$364,361	$374,816
Other comprehensive (loss) income:
Foreign currency translation (loss) gain	(600)	(1,632)	(6,208)	15,653
Unrealized loss on interest rate swaps, net of the change in taxes of $521, $584, $1,232 and $2,289	(1,563)	(1,753)	(3,696)	(6,868)
Total other comprehensive (loss) income	(2,163)	(3,385)	(9,904)	8,785
Comprehensive income	$120,879	$123,628	$354,457	$383,601

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Balance Sheets

(In thousands, except share data)

	September 30,	September 30,	December 31,
	2026	2025	2025
	(Unaudited)	(Unaudited)	(Audited)
Assets
Current assets:
Cash and cash equivalents	$105,657	$128,483	$104,963
Receivables, net	135,492	138,072	136,063
Receivables pledged under receivables facility	342,965	305,537	211,740
Product inventories, net	1,185,177	1,223,809	1,454,672
Prepaid expenses and other current assets	52,365	53,138	62,426
Total current assets	1,821,656	1,849,039	1,969,864

Property and equipment, net	281,030	267,408	267,065
Goodwill	706,683	705,266	707,345
Other intangible assets, net	277,972	285,409	283,882
Equity interest investments	1,645	1,514	1,576
Operating lease assets	342,895	319,898	327,398
Other assets	53,588	72,137	68,996
Total assets	$3,485,469	$3,500,671	$3,626,126

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$423,865	$457,319	$652,619
Accrued expenses and other current liabilities	174,146	147,122	109,301
Short-term borrowings and current portion of long-term debt	20,952	12,881	13,029
Current operating lease liabilities	120,756	102,189	105,336
Total current liabilities	739,719	719,511	880,285

Deferred income taxes	93,984	79,101	95,633
Long-term debt, net	1,145,930	1,049,121	1,186,424
Other long-term liabilities	47,620	47,342	48,313
Non-current operating lease liabilities	231,098	225,706	230,242
Total liabilities	2,258,351	2,120,781	2,440,897

Stockholders’ equity:
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,717,687, 37,315,849 and 36,577,686 shares issued and outstanding at September 30, 2026, September 30, 2025 and December 31, 2025, respectively	36	37	37
Additional paid-in capital	698,505	665,203	671,050
Retained earnings	545,001	719,529	520,662
Accumulated other comprehensive loss	(16,424)	(4,879)	(6,520)
Total stockholders’ equity	1,227,118	1,379,890	1,185,229
Total liabilities and stockholders’ equity	$3,485,469	$3,500,671	$3,626,126

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended
	September 30,
	2026	2025
Operating activities
Net income	$364,361	$374,816
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	34,461	30,438
Amortization	6,750	6,598
Share-based compensation	22,437	17,385
Equity in earnings of unconsolidated investments, net	(51)	(56)
Other	3,489	459
Changes in operating assets and liabilities, net of effects of acquisitions:
Receivables	(134,083)	(123,914)
Product inventories	264,883	77,407
Prepaid expenses and other assets	19,765	73,226
Accounts payable	(225,440)	(69,794)
Accrued expenses and other liabilities	63,252	(100,822)
Net cash provided by operating activities	419,824	285,743

Investing activities
Acquisition of businesses, net of cash acquired	—	(7,116)
Purchases of property and equipment, net of sale proceeds	(49,772)	(48,123)
Other investments, net	2,328	(508)
Net cash used in investing activities	(47,444)	(55,747)

Financing activities
Proceeds from revolving line of credit	1,351,300	1,417,100
Payments on revolving line of credit	(1,496,400)	(1,390,400)
Proceeds from term loan under credit facility	—	125,000
Payments on term loan under credit facility	—	(87,500)
Proceeds from asset-backed financing	390,300	437,600
Payments on asset-backed financing	(278,800)	(370,400)
Payments on term facility	—	(19,938)
Proceeds from short-term borrowings and current portion of long-term debt	7,103	17,431
Payments on short-term borrowings and current portion of long-term debt	(6,555)	(16,523)
Payments of deferred financing costs	(359)	(1,397)
Payments of excise tax on repurchases of common stock	(2,974)	—
Proceeds from stock issued under share-based compensation plans	5,018	9,203
Payments of cash dividends	(140,105)	(138,664)
Repurchases of common stock	(198,046)	(163,884)
Net cash used in financing activities	(369,518)	(182,372)
Effect of exchange rate changes on cash and cash equivalents	(2,168)	2,997
Change in cash and cash equivalents	694	50,621
Cash and cash equivalents at beginning of period	104,963	77,862
Cash and cash equivalents at end of period	$105,657	$128,483

The accompanying Notes are an integral part of the Consolidated Financial Statements.

POOL CORPORATION

Consolidated Statements of Changes in Stockholders’ Equity

(Unaudited)

(In thousands)

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2025	36,578	$37	$671,050	$520,662	$(6,520)	$1,185,229
Net income	—	—	—	53,229	—	53,229
Foreign currency translation	—	—	—	—	(2,880)	(2,880)
Interest rate swaps, net of the change in taxes of $276	—	—	—	—	(828)	(828)
Repurchases of common stock, net of retirements	(316)	(1)	—	(64,888)	—	(64,889)
Share-based compensation	—	—	5,472	—	—	5,472
Issuance of stock under share-based compensation plans	181	—	3,698	—	—	3,698
Declaration of cash dividends	—	—	—	(45,786)	—	(45,786)
Balance at March 31, 2026	36,443	$36	$680,220	$463,217	$(10,228)	$1,133,245
Net income	—	—	—	188,089	—	188,089
Foreign currency translation	—	—	—	—	(2,728)	(2,728)
Interest rate swaps, net of the change in taxes of $435	—	—	—	—	(1,305)	(1,305)
Repurchases of common stock, net of retirements	(120)	—	—	(22,195)	—	(22,195)
Share-based compensation	—	—	12,003	—	—	12,003
Issuance of stock under share-based compensation plans	18	—	176	—	—	176
Declaration of cash dividends	—	—	—	(47,287)	—	(47,287)
Balance at June 30, 2026	36,341	$36	$692,399	$581,824	$(14,261)	$1,259,998
Net income	—	—	—	123,042	—	123,042
Foreign currency translation	—	—	—	—	(600)	(600)
Interest rate swaps, net of the change in taxes of $521	—	—	—	—	(1,563)	(1,563)
Repurchases of common stock, net of retirements	(631)	—	—	(112,722)	—	(112,722)
Share-based compensation	—	—	4,962	—	—	4,962
Issuance of stock under share-based compensation plans	8	—	1,144	—	—	1,144
Declaration of cash dividends	—	—	—	(47,143)	—	(47,143)
Balance at September 30, 2026	35,718	$36	$698,505	$545,001	$(16,424)	$1,227,118

The accompanying Notes are an integral part of the Consolidated Financial Statements.

	Common Stock		Additional Paid-In	Retained	Accumulated Other Comprehensive
	Shares	Amount	Capital	Earnings	Loss	Total
Balance at December 31, 2024	37,692	$38	$638,615	$648,476	$(13,664)	$1,273,465
Net income	—	—	—	53,545	—	53,545
Foreign currency translation	—	—	—	—	3,927	3,927
Interest rate swaps, net of the change in taxes of $970	—	—	—	—	(2,911)	(2,911)
Repurchases of common stock, net of retirements	(169)	—	—	(56,530)	—	(56,530)
Share-based compensation	—	—	6,055	—	—	6,055
Issuance of stock under share-based compensation plans	137	—	6,383	—	—	6,383
Declaration of cash dividends	—	—	—	(45,243)	—	(45,243)
Balance at March 31, 2025	37,660	$38	$651,053	$600,248	$(12,648)	$1,238,691
Net income	—	—	—	194,258	—	194,258
Foreign currency translation	—	—	—	—	13,358	13,358
Interest rate swaps, net of the change in taxes of $735	—	—	—	—	(2,204)	(2,204)
Repurchases of common stock, net of retirements	(351)	(1)	—	(105,322)	—	(105,323)
Share-based compensation	—	—	6,895	—	—	6,895
Issuance of stock under share-based compensation plans	5	—	397	—	—	397
Declaration of cash dividends	—	—	—	(46,954)	—	(46,954)
Balance at June 30, 2025	37,314	$37	$658,345	$642,230	$(1,494)	$1,299,118
Net income	—	—	—	127,013	—	127,013
Foreign currency translation	—	—	—	—	(1,632)	(1,632)
Interest rate swaps, net of the change in taxes of $584	—	—	—	—	(1,753)	(1,753)
Repurchases of common stock, net of retirements	(11)	—	—	(3,208)	—	(3,208)
Share-based compensation	—	—	4,435	—	—	4,435
Issuance of stock under share-based compensation plans	13	—	2,423	—	—	2,423
Declaration of cash dividends	—	—	—	(46,506)	—	(46,506)
Balance at September 30, 2025	37,316	$37	$665,203	$719,529	$(4,879)	$1,379,890

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

A description of our significant accounting policies is included in our 2025 Annual Report on Form 10-K. You should read the interim Consolidated Financial Statements in conjunction with the Consolidated Financial Statements and accompanying notes in our 2025 Annual Report on Form 10-K. The results for our three and nine months ended September 30, 2026 are not necessarily indicative of the expected results for our fiscal year ending December 31, 2026.

Income Taxes

We reduce federal and state income taxes payable by the tax benefits associated with the exercise of nonqualified stock options and the lapse of restrictions on restricted stock awards and increase them for tax deficiencies. To the extent realized tax deductions exceed the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax benefit. To the extent realized tax deductions are less than the amount of previously recognized deferred tax benefits related to share-based compensation, we record an excess tax expense. We record all excess tax benefits or deficiencies as a component of income tax benefit or expense on the Consolidated Statements of Income in the period in which stock options are exercised or restrictions on stock awards lapse. For the nine months ended September 30, 2026, we recorded an excess tax benefit of $0.7 million compared to an excess tax benefit of $4.2 million in the nine months ended September 30, 2025.

Retained Earnings

We account for the retirement of repurchased shares as a decrease to Retained earnings on the Consolidated Balance Sheets. As of September 30, 2026, Retained earnings reflects cumulative net income, the cumulative impact of adjustments for changes in accounting pronouncements, share retirements since the inception of our share repurchase programs of $3.3 billion and cumulative dividends of $1.6 billion.

Accumulated Other Comprehensive Loss

The table below presents the components of our Accumulated other comprehensive loss balance (in thousands):

	September 30,		December 31,
	2026	2025	2025
Foreign currency translation adjustments	$(19,531)	$(13,435)	$(13,323)
Unrealized gains on interest rate swaps, net of tax	3,107	8,556	6,803
Accumulated other comprehensive loss	$(16,424)	$(4,879)	$(6,520)

Recent Accounting Pronouncements Pending Adoption

The following table summarizes recent accounting pronouncements that we plan to adopt in future periods:

Standard	Description	Effective Date	Effect on Financial Statements and Other Significant Matters
Accounting Standards Update (ASU) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software

In September 2025, the FASB issued ASU 2025-06, which modernizes the accounting for internal-use software to current development practices, clarifies when to begin capitalizing costs and enhances disclosure requirements.

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

On the date the related disclosures are removed from Regulation S-X or Regulation S-K by the SEC. The amendments will no longer be effective if the SEC has not removed the applicable disclosure requirement by June 30, 2027. Early adoption is prohibited.

We do not expect that the adoption of this standard will have a material impact on our consolidated financial statements or related disclosures.

Note 2 – Earnings Per Share

We calculate basic and diluted earnings per share using the two-class method. Earnings per share under the two-class method is calculated using net income attributable to common stockholders, which is net income reduced by the earnings allocated to participating securities. Our participating securities include share-based awards that contain a non-forfeitable right to receive dividends and are considered to participate in undistributed earnings with common shareholders. Participating securities excluded from weighted average common shares outstanding were 216,000 for the three months ended September 30, 2026 and 184,000 for the three months ended September 30, 2025, and 206,000 for the nine months ended September 30, 2026 and 184,000 for the nine months ended September 30, 2025.

The table below presents the computation of earnings per share, including the reconciliation of basic and diluted weighted average shares outstanding (in thousands, except per share data):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net income	$123,042	$127,013	$364,361	$374,816
Amounts allocated to participating securities	(735)	(626)	(2,099)	(1,847)
Net income attributable to common stockholders	$122,307	$126,387	$362,262	$372,969

Weighted average common shares outstanding:
Basic	35,881	37,090	36,108	37,272
Effect of dilutive securities:
Stock options, restricted stock units and employee stock purchase plan	42	133	55	148
Diluted	35,923	37,223	36,163	37,420

Earnings per share attributable to common stockholders:
Basic	$3.41	$3.41	$10.03	$10.01
Diluted	$3.40	$3.40	$10.02	$9.97

Anti-dilutive stock options excluded from diluted earnings per share computations (1)	247	188	247	190

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
•
inputs other than quoted prices that are observable for the asset or liability; or
•
inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3	Inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The table below presents our assets and liabilities measured and recorded at fair value on a recurring basis (in thousands):

			Fair Value at September 30,
	Input Level	Classification	2026	2025
Assets
Unrealized gains on interest rate swaps	Level 2	Prepaid expenses and other current assets	$4,187	$—
Unrealized gains on interest rate swaps	Level 2	Other assets	—	11,453
Deferred compensation plan asset	Level 1	Other assets	20,127	19,535

Liabilities
Deferred compensation plan liability	Level 1	Other long-term liabilities	$20,127	$19,535

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

Our interest rate swaps in effect during the first nine months of 2026 were previously forward-starting and converted the variable interest rate to a fixed interest rate on a portion of our variable rate borrowings. Interest expense related to the notional amounts under our swap contracts was based on the fixed rates plus the applicable margin on our variable rate borrowings. Changes in the estimated fair value of these interest rate swap contracts were recorded to Accumulated other comprehensive loss on the Consolidated Balance Sheets.

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

For the interest rate swap contracts in effect at September 30, 2026, a portion of the change in the estimated fair value between periods relates to future interest expense. Recognition of the change in fair value between periods attributable to accrued interest is reclassified from Accumulated other comprehensive loss on the Consolidated Balance Sheets to Interest and other non-operating expenses, net on the Consolidated Statements of Income. These amounts were not material in the three and nine months ended September 30, 2026 or September 30, 2025.

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

Note 5 – Debt

The table below presents the components of our debt (in thousands):

	September 30,
	2026	2025
Variable rate debt
Current portion of long-term debt:
Australian credit facility	13,577	12,881
Current portion of term loan under credit facility	6,250	—
Current portion of term facility	1,125	—
Short-term borrowings and current portion of long-term debt	$20,952	$12,881

Long-term portion:
Revolving credit facility	$280,000	$221,300
Term loan under credit facility	493,750	500,000
Term facility	88,875	90,000
Receivables securitization facility	286,000	241,300
Less: financing costs, net	2,695	3,479
Long-term debt, net	1,145,930	1,049,121
Total debt	$1,166,882	$1,062,002

On August 25, 2026, our subsidiaries entered into Amendment No. 14 to the Receivables Purchase Agreement by and among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, the purchasers from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (as amended, the Amended Receivables Purchase Agreement). The Amended Receivables Purchase Agreement amended our receivable securitization facility principally to extend the facility termination date to August 25, 2028 and increase the maximum facility limit to $400.0 million in the months of March through September. As amended, the facility has a maximum facility limit of $400.0 million ($300.0 million committed and $100.0 million uncommitted) in the months of March through September and $300.0 million ($200.0 million committed and $100.0 million uncommitted) during the remaining months of the year. Amounts outstanding under the Amended Receivables Purchase Agreement bear interest at the one-month term secured overnight financing rate (Term SOFR) plus an applicable margin of 0.75% or 0.85% for committed and uncommitted tranches, respectively.

Our receivable securitization facility (the Receivables Facility) provides for the sale of our receivables to a wholly-owned subsidiary (the Securitization Subsidiary). The Securitization Subsidiary transfers variable undivided percentage interests in the receivables and related rights to certain third-party financial institutions in exchange for cash proceeds, limited to the applicable funding capacities.

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

Note 6 – Segment Information

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

The table below presents segment revenue, operating expenses and operating income and reconciles segment operating income to consolidated income before taxes and equity in earnings (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	$1,504,957	$1,451,131	$4,465,909	$4,307,187
Cost of sales	1,068,640	1,021,948	3,158,959	3,030,474
Gross profit	436,317	429,183	1,306,950	1,276,713
Compensation expenses	133,761	127,737	399,552	383,921
Freight out expenses	23,434	24,801	69,914	70,573
Other selling and administrative expenses	106,927	98,658	314,998	294,024
Operating income	172,195	177,987	522,486	528,195

Reconciliation:
Interest and other non-operating expenses, net	11,762	12,004	38,402	35,387
Income before income taxes and equity in earnings	$160,433	$165,983	$484,084	$492,808

The tables below present supplemental information for our segment (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Depreciation	$11,807	$10,634	$34,461	$30,438
Amortization	2,207	2,286	6,750	6,598

	September 30,
	2026	2025
Receivables, net	$135,492	$138,072
Receivables pledged under receivables facility	342,965	305,537
Product inventories, net	1,185,177	1,223,809

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

OVERVIEW

Financial Results

Net sales increased 4% to $1.5 billion in the third quarter of 2026. The increase primarily reflected 3% growth from price, coupled with stronger maintenance activity and building materials growth.

Gross profit increased 2% to $436.3 million. Gross margin decreased 60 basis points to 29.0% from 29.6% in the same period of 2025. The decrease was primarily driven by higher inbound freight costs and customer mix, as well as the comparison against the prior year benefit from mid-season price increases.

Selling and administrative expenses (operating expenses) increased 5% to $264.1 million from $251.2 million in the same period in 2025, reflecting higher performance-based compensation resulting from increased sales, increases in employee insurance and outside fees related to our strategic initiatives.

Operating income decreased 3% to $172.2 million compared to $178.0 million in the same period last year.

Net income decreased 3% to $123.0 million from $127.0 million in the third quarter of 2025.

Earnings per diluted share was $3.40, consistent with the third quarter of 2025. Adjusting for the impact from Accounting Standards Update (ASU) 2016-09, Improvements to Employee Share-Based Payment Accounting, earnings per diluted share was $3.40 in the third quarter of 2026 compared to $3.39 in the same period of 2025.

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

Financial Position and Liquidity

As of September 30, 2026, total net receivables, including pledged receivables, increased 8% compared to September 30, 2025, primarily due to higher sales in September 2026. Our days sales outstanding (DSO), as calculated on a trailing four quarters basis, was 28.0 days at September 30, 2026 and 25.9 days at September 30, 2025. Our allowance for doubtful accounts balance was $10.3 million at September 30, 2026 and $8.3 million at September 30, 2025.

Our inventory balance was $1.2 billion at September 30, 2026, a decrease of $38.6 million, or 3%, from September 30, 2025, compared to a 4% increase in sales from September 30, 2025. Our inventory reserve was $24.9 million at September 30, 2026 and $29.0 million at September 30, 2025. Our inventory turns, as calculated on a trailing four quarters basis, was 2.7 times at September 30, 2026 and 2.8 times at September 30, 2025.

Total debt outstanding increased $104.9 million to $1.2 billion at September 30, 2026, which helped to fund $375.6 million of open market share repurchases over the past twelve months.

For additional information, see “Liquidity and Capital Resources” below.

Current Trends and Outlook

For a detailed discussion of trends impacting us through 2025, see the “Current Trends and Outlook” section of Management’s Discussion and Analysis included in Part II, Item 7 of our 2025 Annual Report on Form 10-K.

We expect net sales for the full year of 2026 to increase by 3% to 4% compared to 2025, with a 3% contribution from pricing.

We project gross margin for the full year of 2026 to be approximately 30 to 50 basis points below our 2025 gross margin of 29.7%. We expect higher inbound freight costs and customer mix to reduce our 2026 gross margin, while effective supply chain management, targeted pricing strategies and increased private label sales will partially offset these pressures. The year over year comparison is also impacted by margin benefit from prior year mid-season price increases. Our actual gross margin will depend on changes in product and customer mix and on amounts and timing of sales and inflationary price increases.

We expect to leverage our existing infrastructure and strategically manage discretionary spending while providing for a modest recovery in incentive compensation compared to the prior year. We project operating expenses, excluding $8.3 million of CEO transition costs recorded in the second quarter of 2026, to grow at a slightly lower rate than net sales.

In 2026, we expect our effective tax rate will approximate 25.0% without the impact of ASU 2016-09. Under ASU 2016-09, we expect our effective tax rate will fluctuate from quarter to quarter, particularly in periods when employees elect to exercise their vested stock options or when restrictions on share-based awards lapse. We recorded a $0.7 million, or $0.02 per diluted share, tax benefit from ASU 2016-09 for the nine months ended September 30, 2026.

For 2026, we project diluted EPS in the range of $10.66 to $10.96, or $10.87 to $11.17, excluding the impact of CEO transition costs and including the impact of year-to-date ASU 2016-09 tax benefits of $0.02. We may recognize additional tax benefits related to stock option exercises in 2026 from grants that expire in future years. We have not included any expected tax benefits in our full year guidance beyond what we have recognized as of September 30, 2026.

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

RESULTS OF OPERATIONS

As of September 30, 2026, we conducted operations through 454 sales centers in North America, Europe and Australia. For the three and nine months ended September 30, 2026, approximately 95% of our net sales were from our operations in North America.

The following table presents information derived from the Consolidated Statements of Income expressed as a percentage of net sales:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.0	70.4	70.7	70.4
Gross profit	29.0	29.6	29.3	29.6
Selling and administrative expenses	17.6	17.3	17.6	17.4
Operating income	11.4	12.3	11.7	12.3
Interest and other non-operating expenses, net	0.8	0.8	0.9	0.8
Income before income taxes and equity in earnings	10.7%	11.4%	10.8%	11.4%

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

We have not provided separate base business income statements within this Form 10-Q as our base business results for the three and nine months ended September 30, 2026 closely approximated consolidated results. Excluded sales centers contributed less than 1% to the change in our reported net sales.

The table below summarizes the changes in our sales center count during the first nine months of 2026:

December 31, 2025	456
New locations	2
Consolidated locations	(4)
September 30, 2026	454

Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Net Sales

	Three Months Ended
	September 30,
(in millions)	2026	2025	Change
Net sales	$1,505.0	$1,451.1	$53.9	4%

Net sales of $1.5 billion in the third quarter of 2026 increased 4% compared to the third quarter of 2025.

The following factors impacted our sales growth during the quarter and are listed in order of estimated magnitude:

•
a benefit of approximately 3% from inflationary price increases;
•
strong maintenance-related demand; and
•
flat discretionary product sales, as growth in sales of building materials products (see discussion below) helped offset declines of other discretionary products.

In the third quarter of 2026, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased 5% versus the same period last year, and collectively represented approximately 30% of net sales for the period. Sales of building materials, which are primarily used in new pool construction and remodeling, increased 3% compared to the same period in 2025 and represented approximately 11% of net sales in the third quarter of 2026.

Gross Profit

	Three Months Ended
	September 30,
(in millions)	2026	2025	Change
Gross profit	$436.3	$429.2	$7.1	2%
Gross margin	29.0%	29.6%

Gross profit increased 2% in the third quarter of 2026 compared to the third quarter of 2025. Gross margin decreased 60 basis points to 29.0% from 29.6% in the third quarter of 2025. The decrease was primarily driven by higher inbound freight costs and customer mix, as well as the comparison against the prior-year benefit from mid-season price increases.

Operating Expenses

	Three Months Ended
	September 30,
(in millions)	2026	2025	Change
Selling and administrative expenses	$264.1	$251.2	$12.9	5%
Operating expenses as a % of net sales	17.6%	17.3%

Selling and administrative expenses in the third quarter of 2026 increased 5% compared to the third quarter of 2025. The increase was primarily driven by higher performance-based compensation associated with increased sales, increases in employee insurance costs, and outside fees related to our strategic initiatives.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the third quarter of 2026 decreased $0.2 million compared to the third quarter of 2025. Our weighted average effective interest rate decreased to 4.2% in the third quarter of 2026 compared to 4.5% in the third quarter of 2025 on average outstanding debt of $1.2 billion and $1.1 billion for the respective periods.

Income Taxes

Our effective income tax rate was 23.3% for the three months ended September 30, 2026 compared to 23.5% for the three months ended September 30, 2025. Our third quarter effective income tax rate is historically lower compared to other quarters due to the annual expiration of statutes of limitations in the various jurisdictions where we have recorded uncertain tax positions.

Net Income and Earnings Per Share

Net income decreased to $123.0 million in the third quarter of 2026 compared to $127.0 million in the third quarter of 2025.

Earnings per diluted share was $3.40 in both periods. Adjusted earnings per diluted share was $3.40 compared to $3.39 in the third quarter of 2025. We recorded a $0.3 million, or $0.01 per diluted share, tax benefit from ASU 2016-09 in the three months ended September 30, 2025.

Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Net Sales

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Change
Net sales	$4,465.9	$4,307.2	$158.7	4%

Net sales for the first nine months of 2026 increased 4% from the same period last year. The following factors impacted our sales in the first nine months of 2026 and are listed in order of estimated magnitude:

•
a benefit of approximately 3% from inflationary price increases;
•
solid performance in maintenance products and private label chemical sales; and
•
building materials products growth (see discussion below).

In the first nine months of 2026, sales of equipment for maintenance, renovation and new construction activities, including swimming pool heaters, pumps, lights, filters and automation devices, increased approximately 5% compared to the same period last year and collectively represented 31% of net sales in the first nine months of 2026. The increase in sales of equipment reflects price increases and stable maintenance volumes. Sales of building materials, which are primarily used in new pool construction and remodeling, increased approximately 4% compared to the first nine months of 2025 and represented approximately 12% of net sales in the first nine months of 2026.

Gross Profit

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Change
Gross profit	$1,307.0	$1,276.7	$30.3	2%
Gross margin	29.3%	29.6%

Gross profit increased 2% in the first nine months of 2026 from the first nine months of 2025. Gross margin declined 30 basis points to 29.3% in the nine months ended September 30, 2026 compared to 29.6% in the first nine months of 2025. The decrease in gross margin in the first nine months of 2026 was primarily driven by higher freight costs and a shift in customer and product mix. In addition, the year over year comparison was impacted by the margin benefit from prior year mid-season price increases that did not recur to the same extent in 2026.

Operating Expenses

	Nine Months Ended
	September 30,
(in millions)	2026	2025	Change
Selling and administrative expenses	$784.5	$748.5	$36.0	5%
Operating expenses as a % of net sales	17.6%	17.4%

Operating expenses increased 5% to $784.5 million compared to $748.5 million for the same period in 2025. Operating expenses for the nine months ended September 30, 2026 include $8.3 million of CEO transition costs, comprised of $6.3 million of non-cash share-based compensation expense for awards previously granted but not fully amortized and $2.0 million of cash transition costs. Adjusting for the impact of CEO transition costs, operating expenses increased 4%.

Interest and Other Non-Operating Expenses, Net

Interest and other non-operating expenses, net for the first nine months of 2026 increased $3.0 million compared to the same period last year, primarily due to increases in average outstanding debt between periods. Our weighted average effective interest rate decreased to 4.2% from 4.5% for the respective periods on average outstanding debt of $1.2 billion for the nine months ended September 30, 2026 and $1.0 billion for the nine months ended September 30, 2025.

Income Taxes

Our effective income tax rate was 24.7% for the nine months ended September 30, 2026 compared to 24.0% for the nine months ended September 30, 2025. We recorded a $0.7 million, or $0.02 per diluted share, tax benefit from ASU 2016-09 in the nine months ended September 30, 2026 compared to a $4.2 million, or $0.11 per diluted share, tax benefit in the same period of 2025. Without the benefits from ASU 2016-09, our effective tax rate was 24.9% for the nine months ended September 30, 2026, compared to 24.8% for the nine months ended September 30, 2025.

Net Income and Earnings Per Share

Net income decreased 3% to $364.4 million compared to $374.8 million in the nine months ended September 30, 2025. Adjusted net income for the nine months ended September 30, 2026 was $371.2 million compared to $370.6 million in the nine months ended September 30, 2025.

Earnings per diluted share increased 1% to $10.02 compared to $9.97 in the same period of 2025, as a lower weighted average common share count more than offset the decrease in net income. Adjusted earnings per diluted share increased 4% to $10.21 from $9.86 in the first nine months of 2025.

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

The table below presents a reconciliation of operating expenses to adjusted operating expenses.

(Unaudited)	Nine Months Ended
(In thousands)	September 30,
2026
Operating expenses	$784,464
CEO transition costs	(8,262)
Adjusted operating expenses	$776,202

The table below presents a reconciliation of operating income to adjusted operating income.

(Unaudited)	Nine Months Ended
(In thousands)	September 30,
2026
Operating income	$522,486
CEO transition costs	8,262
Adjusted operating income	$530,748

The table below presents a reconciliation of net income to adjusted net income.

(Unaudited)	Nine Months Ended
(In thousands)	September 30,
	2026	2025
Net income	$364,361	$374,816
CEO transition costs	8,262	—
Tax impact	(738)	—
ASU 2016-09 tax benefit	(714)	(4,181)
Adjusted net income	$371,171	$370,635

The table below presents a reconciliation of diluted EPS to adjusted diluted EPS.

(Unaudited)	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
Diluted EPS	$3.40	$3.40	$10.02	$9.97
After-tax CEO transition costs	—	—	0.21	—
ASU 2016-09 tax benefit	—	(0.01)	(0.02)	(0.11)
Adjusted diluted EPS	$3.40	$3.39	$10.21	$9.86

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

(Unaudited)	QUARTER
(in thousands)	2026			2025				2024
	Third	Second	First	Fourth	Third	Second	First	Fourth
Statement of Income Data
Net sales	$1,504,957	$1,822,938	$1,138,014	$982,209	$1,451,131	$1,784,530	$1,071,526	$987,480
Gross profit	436,317	540,762	329,870	295,745	429,183	535,161	312,369	290,244
Operating income	172,195	267,679	82,610	52,008	177,987	272,670	77,538	60,651
Net income	123,042	188,089	53,229	31,587	127,013	194,258	53,545	37,300

Balance Sheet Data
Total receivables, net	$478,457	$637,861	$559,780	$347,803	$443,609	$576,804	$497,076	$314,861
Product inventories, net	1,185,177	1,378,695	1,660,765	1,454,672	1,223,809	1,330,221	1,460,680	1,289,300
Accounts payable	423,865	474,481	1,001,129	652,619	457,319	529,316	890,167	525,235
Total debt	1,166,882	1,340,716	1,247,719	1,199,453	1,062,002	1,229,919	1,025,090	950,356

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
(primarily in the northern half of the U.S. and Canada)

Weather Impacts on 2026 and 2025 Results

Weather conditions in the third quarter of 2026 were characterized by above-average temperatures across much of the United States, with record high temperatures recorded in July, August and September. Precipitation was generally below average across many of our key markets, particularly in the South, Southeast and Western regions, although localized heavy rainfall and flooding affected certain areas. Weather conditions in the third quarter of 2026 were generally favorable for pool usage and maintenance activity. In comparison, weather conditions during the third quarter of 2025 were also warmer than average across several regions, with localized flooding early in the quarter followed by drought conditions across the Central and Western regions; however, overall the net impact was neutral.

Weather conditions in the second quarter of 2026 were characterized by above-average temperatures across many of our markets, with regional variability in precipitation. While severe storms and periods of heavy rainfall created localized disruptions in portions of the Midwest and South, warmer and drier conditions persisted across much of the West. Overall, the net impact on our second quarter results was broadly neutral. During the second quarter of 2025, the net impact of weather conditions was also generally neutral, with above-average temperatures being offset by localized disruptions from severe storms, flash flooding and tornado activity.

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
•
the timing and extent of discretionary share repurchases; and
•
the ability to attract long-term capital with satisfactory terms.

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

Sources and Uses of Cash

The following table summarizes our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2026	2025
Provided by operating activities	$419,824	$285,743
Used in investing activities	(47,444)	(55,747)
Used in financing activities	(369,518)	(182,372)

Net cash provided by operations increased 47% to $419.8 million in the first nine months of 2026 compared to $285.7 million in the first nine months of 2025. The difference in cash flow primarily relates to net favorable changes in working capital, particularly improved cash flows related to inventory net of a reduction in accounts payable. Our prior year operating cash flows were reduced by a $68.5 million federal tax payment from 2024 that was deferred into 2025 due to relief granted by the IRS.

Net cash used in investing activities for the first nine months of 2026 decreased $8.3 million compared to the first nine months of 2025, primarily due to the absence of acquisition-related expenditures in 2026.

Net cash used in financing activities was $369.5 million for the first nine months of 2026 compared to $182.4 million for the first nine months of 2025. The increase in net cash used in financing activities reflects $33.1 million of net debt payments in the first nine months of 2026 compared to net debt proceeds of $112.4 million in the first nine months of 2025 and a $34.2 million increase in share repurchases.

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

At September 30, 2026, there was $280.0 million of revolving borrowings outstanding, a $500.0 million term loan outstanding, $12.2 million of standby letters of credit outstanding and $507.8 million available for borrowing under the Credit Facility. The weighted average effective interest rate for the Credit Facility as of September 30, 2026 was approximately 3.9%, excluding commitment fees and including the impact of our interest rate swaps.

Term Facility

Our Term Facility provides for $90.0 million in borrowing capacity. We pay interest on borrowings under the Term Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Term Facility requires quarterly amortization payments of 1.250% of the Term Facility beginning in the third quarter of 2027, with the final principal repayment due on September 30, 2029. We may prepay amounts outstanding under the Term Facility without penalty other than interest breakage costs.

At September 30, 2026, the Term Facility had an outstanding balance of $90.0 million at a weighted average effective interest rate of 5.2%.

Receivables Facility

Our Receivables Facility offers us a lower-cost form of financing. Under this facility, we can borrow up to $400.0 million ($300.0 million committed and $100.0 million uncommitted) from March through September and up to $300.0 million ($200.0 million committed and $100.0 million uncommitted) during the remaining months of the year. We pay interest on borrowings under the Receivables Facility at a variable rate based on one-month Term SOFR, plus an applicable margin. The Receivables Facility matures on August 25, 2028.

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

At September 30, 2026, there was $286.0 million outstanding under the Receivables Facility at a weighted average effective interest rate of 4.7%, excluding commitment fees.

Financial Covenants

Financial covenants of the Credit Facility, Term Facility and Receivables Facility include maintenance of a maximum average total leverage ratio and a minimum fixed charge coverage ratio, which are our most restrictive financial covenants. As of September 30, 2026, the calculations of these two covenants are detailed below:

•
Maximum Average Total Leverage Ratio. On the last day of each fiscal quarter, our average total leverage ratio must be less than 3.25 to 1.00. Average Total Leverage Ratio is the ratio of the sum of (i) Total Non-Revolving Funded Indebtedness as of such date, (ii) the trailing twelve months (TTM) Average Total Revolving Funded Indebtedness and (iii) the TTM Average Accounts Securitization Proceeds divided by TTM EBITDA (as those terms are defined in the Credit Facility). As of September 30, 2026, our average total leverage ratio equaled 1.83 (compared to 1.78 as of June 30, 2026) and the TTM average total indebtedness amount used in this calculation was $1.2 billion.
•
Minimum Fixed Charge Coverage Ratio. On the last day of each fiscal quarter, our fixed charge ratio must be greater than or equal to 2.25 to 1.00. Fixed Charge Ratio is the ratio of the TTM EBITDAR divided by TTM Interest Expense paid or payable in cash plus TTM Rental Expense (as those terms are defined in the Credit Facility). As of September 30, 2026, our fixed charge ratio equaled 4.61 (compared to 4.67 as of June 30, 2026) and TTM Rental Expense was $117.5 million.

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

As of September 30, 2026, we had two interest rate swap contracts in place, each of which has the effect of converting our exposure to variable interest rates on a portion of our variable rate borrowings to fixed interest rates. For more information, see Note 4 of “Notes to Consolidated Financial Statements” included in Part I, Item 1 of this Form 10-Q.

Compliance and Future Availability

As of September 30, 2026, we were in compliance with all covenants and financial ratio requirements under our Credit Facility, our Term Facility and our Receivables Facility. We believe we will remain in compliance with all material covenants and financial ratio requirements throughout the next twelve months. For additional information regarding our debt arrangements, see Note 5 of “Notes to Consolidated Financial Statements,” included in Part II, Item 8 of our 2025 Annual Report on Form 10-K, as updated by Note 5 of “Notes to Consolidated Financial Statements,” included in Part I, Item 1 of this Form 10-Q.

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

As of October 21, 2026, we were authorized to purchase up to $468.4 million of our common stock under our current Board-approved share repurchase program. We expect to continue to repurchase shares on the open market from time to time subject to market conditions. We plan to fund these repurchases with cash provided by operations and borrowings under the credit facilities described above.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in our exposure to interest rate risk during the nine months ended September 30, 2026 from what we reported in our 2025 Annual Report on Form 10-K. For additional information on our interest rate risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

Currency Risk

There have been no material changes in our exposure to currency risk during the nine months ended September 30, 2026 from what we reported in our 2025 Annual Report on Form 10-K. For additional information on our currency risk, refer to “Quantitative and Qualitative Disclosures about Market Risk” included in Part II, Item 7A in our 2025 Annual Report on Form 10-K.

Item 4. Controls and Procedures

The term “disclosure controls and procedures” is defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the Act). The rules refer to the controls and other procedures designed to ensure that information required to be disclosed in reports that we file or submit under the Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and (2) accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. As of September 30, 2026, management, including our CEO and CFO, performed an evaluation of the effectiveness of our disclosure controls and procedures. Based on that evaluation, management, including our CEO and CFO, concluded that as of September 30, 2026, our disclosure controls and procedures were effective.

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

The effectiveness of our system of disclosure controls and procedures or internal control over financial reporting is subject to certain limitations, including the exercise of judgment in designing, implementing and evaluating such systems, the assumptions used in identifying the likelihood of future events and the inability to eliminate misconduct completely. As a result, there can be no assurance that our control systems will detect all errors or fraud. By their nature, our systems can provide only reasonable assurance regarding management's control objectives.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The table below summarizes the repurchases of our common stock in the third quarter of 2026:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plan (2)	Maximum Approximate Dollar Value of Shares That May Yet be Purchased Under the Plan (2)
July 1-31, 2026	33	$184.61	—	$580,001,073
August 1-31, 2026	214,012	$187.94	214,012	$539,779,253
September 1-30, 2026	416,933	$171.23	416,933	$468,388,423
Total	630,978	$176.90	630,945

(1)
Includes 33 shares of our common stock surrendered to us during the third quarter of 2026 by employees in order to satisfy minimum tax withholding obligations in connection with certain exercises of employee stock options or lapses upon vesting of restrictions on previously restricted share awards.
(2)
In April 2026, our Board authorized an increase to our share repurchase program for the repurchase of shares of our common stock in the open market at prevailing market prices bringing the total authorization available under the program to $600.0 million. As of October 21, 2026, $468.4 million of the authorized amount remained available for use under our current share repurchase program. The share repurchase program does not obligate us to acquire any specific amount of shares and does not have an expiration date.

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

Item 5. Other Information

During the quarter ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as such terms are defined in Item 408(a) of Regulation S-K).

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
10.2

Amendment No. 14 to the Receivables Purchase Agreement, effective August 25, 2026, among Superior Commerce LLC, as Seller, SCP Distributors LLC, as the Servicer, the Purchasers from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent (contains the Receivables Purchase Agreement, as amended through August 25, 2026)

				8-K	000-26640	8/28/2026
31.1		Certification by Chief Financial Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2		Certification by Chief Executive Officer pursuant to Rule 13a-14(a) and 15d‑14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1		Certification by Chief Executive Officer and Chief Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	+	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.	X
101.SCH	+	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	+	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	+	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	+	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	+	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	+	Cover Page Interactive Data File (formatted in Inline XBRL and contained in Exhibit 101)	X

+ Attached as Exhibit 101 to this report are the following items formatted in iXBRL (Inline Extensible Business Reporting Language):

1.
Consolidated Statements of Income for the three and nine months ended September 30, 2026 and September 30, 2025;
2.
Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and September 30, 2025;
3.
Consolidated Balance Sheets at September 30, 2026, December 31, 2025 and September 30, 2025;
4.
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and September 30, 2025;
5.
Consolidated Statements of Changes in Stockholders’ Equity for the three and nine months ended September 30, 2026 and September 30, 2025; and
6.
Notes to Consolidated Financial Statements.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on October 28, 2026.

POOL CORPORATION

By:	/s/ Melanie M. Hart
Melanie M. Hart
Senior Vice President and Chief Financial Officer, and duly authorized signatory on behalf of the registrant